Form 10-K
period 1993-12-31
USG CORP
filed 1994-02-24
CIK 757011

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-K
                                _________________

(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For fiscal year ended December 31, 1993
                                           -----------------

                                       OR

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _______________ to _______________.

                          Commission File Number 1-8864
                                 USG CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                     DELAWARE                          36-3329400
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)           Identification No.)

     125 S. FRANKLIN STREET, CHICAGO, ILLINOIS         60606-4678
     (Address of Principal Executive Offices)          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (312) 606-4000
                           --------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Exchange on
                Title of Each Class                 Which Registered
                -------------------                 ----------------

                                                 New York Stock Exchange
          Common Stock, $0.10 par value          Midwest Stock Exchange
          -----------------------------          -----------------------

                                                 New York Stock Exchange
          Preferred Share Purchase Rights        Midwest Stock Exchange
          -------------------------------        -----------------------

          7.875% Sinking Fund
              Debentures, due 2004               New York Stock Exchange
          -------------------------------        -----------------------

                                                 New York Stock Exchange
          Warrants                               Midwest Stock Exchange
          -------------------------------        -----------------------


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

- -------------------------------------------------------------------------------

                                (Title of Class)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No  / /
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /
          As of January 31, 1994, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange ("NYSE") closing prices)) was approximately $666,809,000.
          As of January 31, 1994, 37,163,707 shares of common stock were outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


APPLICABLE TO:                                              DOCUMENT:

PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K. . . . . . . . . . .      A list of exhibits
                                                            incorporated by
                                                            reference is
                                                            contained in this
                                                            report beginning on
                                                            page 123.



                                TABLE OF CONTENTS


PART I                                                                  Page
- ------                                                                  ----
Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   15
Item  4.  Submission of Matters to a Vote of Security Holders. . . . .   16

PART II
- -------
Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . .   16
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .   17
Item  7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . . . .   18
Item  8.  Financial Statements and Supplementary Data:
          Restructured Company . . . . . . . . . . . . . . . . . . . .   26
          Predecessor Company. . . . . . . . . . . . . . . . . . . . .   61
          Selected Quarterly Financial Data. . . . . . . . . . . . . .  104

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .  105

PART III
- --------
Item 10.  Directors and Executive Officers of the Registrant . . . . .  105
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .  112
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . .  118
Item 13.  Certain Relationships and Related Transactions . . . . . . .  120

PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  123

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  130

                             INDEX OF DEFINED TERMS


                                                             Page
                                                             ----
1988 Recapitalization. . . . . . . . . . . . . . .              4
Acquiring Person . . . . . . . . . . . . . . . . .         39, 78
Adverse Person . . . . . . . . . . . . . . . . . .         39, 78
Anderson Case. . . . . . . . . . . . . . . . . . .         41, 81
Bank Debt. . . . . . . . . . . . . . . . . . . . .             22
Bank Group . . . . . . . . . . . . . . . . . . . .             22
Banks. . . . . . . . . . . . . . . . . . . . . . .             22
Bank Term Loan . . . . . . . . . . . . . . . . . .             22
Capitalized Interest Notes . . . . . . . . . . . .             22
Carlough . . . . . . . . . . . . . . . . . . . . .         43, 82
Center . . . . . . . . . . . . . . . . . . . . . .         43, 82
CGC. . . . . . . . . . . . . . . . . . . . . . . .              5
Code . . . . . . . . . . . . . . . . . . . . . . .             32
Combined Guarantors. . . . . . . . . . . . . . . .         49, 89
Combined Non-Guarantors. . . . . . . . . . . . . .         49, 89
Common Stock . . . . . . . . . . . . . . . . . . .              4
Corporation. . . . . . . . . . . . . . . . . . . .              4
Coverage Action. . . . . . . . . . . . . . . . . .         41, 80
Credit Agreement . . . . . . . . . . . . . . . . .             22
Credit Agreement Amendments. . . . . . . . . . . .          5, 47
DAP. . . . . . . . . . . . . . . . . . . . . . . .             21
Donn . . . . . . . . . . . . . . . . . . . . . . .             10
EBITDA . . . . . . . . . . . . . . . . . . . . . .             18
Employment Agreements. . . . . . . . . . . . . . .            115
Excess Reorganization Value. . . . . . . . . . . .          4, 66
FIFO . . . . . . . . . . . . . . . . . . . . . . .             32
Georgine . . . . . . . . . . . . . . . . . . . . .         43, 82
IRP. . . . . . . . . . . . . . . . . . . . . . . .            112
Junior Subordinated Director . . . . . . . . . . .            105
L&W Supply . . . . . . . . . . . . . . . . . . . .              5
LIFO . . . . . . . . . . . . . . . . . . . . . . .             32
Named Executives . . . . . . . . . . . . . . . . .            112
New Common Stock . . . . . . . . . . . . . . . . .             64
New Directors. . . . . . . . . . . . . . . . . . .            105
NOL Carryforward . . . . . . . . . . . . . . . . .             21
Note Placement . . . . . . . . . . . . . . . . . .          5, 47
NYSE . . . . . . . . . . . . . . . . . . . . . . .              1
Offering . . . . . . . . . . . . . . . . . . . . .          4, 47
Old Credit Agreement . . . . . . . . . . . . . . .             65
Old Junior Subordinated Debentures . . . . . . . .             64
Old Senior 1991 Notes. . . . . . . . . . . . . . .             65
Old Senior Subordinated Debentures . . . . . . . .             64
Parent Company . . . . . . . . . . . . . . . . . .         49, 89
Performance Plan . . . . . . . . . . . . . . . . .             38
Personal Injury Cases. . . . . . . . . . . . . . .         40, 80
Prepackaged Plan . . . . . . . . . . . . . . . . .      4, 29, 64
Property Damage Cases. . . . . . . . . . . . . . .         40, 80
Reorganization Value . . . . . . . . . . . . . . .             66
Restructuring. . . . . . . . . . . . . . . . . . .      4, 29, 64
Retirement Plan. . . . . . . . . . . . . . . . . .            116
Reverse Stock Split. . . . . . . . . . . . . . . .             64
Revolving Credit Facility. . . . . . . . . . . . .              5
Rights . . . . . . . . . . . . . . . . . . . . . .             38
Rights Agreement . . . . . . . . . . . . . . . . .             38
SEC. . . . . . . . . . . . . . . . . . . . . . . .              4
Senior 1995 Notes. . . . . . . . . . . . . . . . .             65
Senior 1996 Notes. . . . . . . . . . . . . . . . .             65
Senior 1998 Notes. . . . . . . . . . . . . . . . .             65
Senior 2002 Notes. . . . . . . . . . . . . . . . .         22, 29
Senior Subordinated Director . . . . . . . . . . .            105
SFAS . . . . . . . . . . . . . . . . . . . . . . .         21, 68
SOP 90-7 . . . . . . . . . . . . . . . . . . . . .             29
Supporting Insurers. . . . . . . . . . . . . . . .         43, 82
Transactions . . . . . . . . . . . . . . . . . . .          5, 47
USG. . . . . . . . . . . . . . . . . . . . . . . .              4
U.S. Gypsum. . . . . . . . . . . . . . . . . . . .              4
USG Interiors. . . . . . . . . . . . . . . . . . .              5
USG International. . . . . . . . . . . . . . . . .              5
Warrants . . . . . . . . . . . . . . . . . . . . .             39
Water Street . . . . . . . . . . . . . . . . . . .              4
Water Street Agreement . . . . . . . . . . . . . .            120
Water Street Director. . . . . . . . . . . . . . .            105
Water Street Entities. . . . . . . . . . . . . . .            120
Wellington Agreement . . . . . . . . . . . . . . .         43, 82

PART I

ITEM 1.   BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     United States Gypsum Company ("U.S. GYPSUM") was incorporated in 1901. USG Corporation (together with its subsidiaries, called "USG" or the "CORPORATION") was incorporated in Delaware on October 22, 1984. By a vote of stockholders at a special meeting on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

     In July 1988, the Corporation consummated a plan of recapitalization (the "1988 RECAPITALIZATION") in part in response to an unsolicited takeover attempt. Approximately $2.5 billion in new debt was incurred by the Corporation to finance the 1988 Recapitalization, pay related costs and repay certain debt existing at that time. The 1988 Recapitalization immediately changed the Corporation's capital structure to one that was highly leveraged. At the time of the 1988 Recapitalization, the Corporation projected that it would have sufficient cash flows to meet its debt service obligations in a timely manner. However, the Corporation was adversely affected by a cyclical downturn in its construction-based markets which resulted in the Corporation's inability to achieve projected operating results and service certain debt obligations in a timely manner.

     On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "RESTRUCTURING") through implementation of a "prepackaged" plan of reorganization (the "PREPACKAGED PLAN"). The provisions of the Prepackaged Plan were agreed upon in principle with all committees and certain institutions representing debt subject to the Restructuring in January 1993. The Corporation's Registration Statement (Registration No. 33-40136), which included a Disclosure Statement and Proxy Statement - Prospectus, was declared effective by the Securities and Exchange Commission (the "SEC") in February 1993. The solicitation process for approvals of the Prepackaged Plan was completed on March 15, 1993. The Corporation commenced a prepackaged Chapter 11 bankruptcy case in Delaware (IN RE: USG CORPORATION, Case No. 93-300) on March 17, 1993 and received the U.S. Bankruptcy Court's confirmation of the Prepackaged Plan on April 23, 1993. None of the subsidiaries of the Corporation were part of this proceeding and there was no impact on trade creditors of the Corporation's subsidiaries. Under the Prepackaged Plan, all previously existing defaults on debt obligations were waived or cured. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Pursuant to such principles, individual assets and liabilities were adjusted to fair market value and reorganization value in excess of identifiable assets ("EXCESS REORGANIZATION VALUE") was established. Post-bankruptcy accounting rules require separate reporting of financial results for the restructured company and the predecessor company. As such, the Corporation's financial statements effective May 7, 1993 are presented under "Restructured Company" in Part II, Item 8. "Financial Statements and Supplementary Data," while financial statements for periods prior to that date are presented under "Predecessor Company." Due to the Restructuring and implementation of fresh start accounting, financial statements for the Restructured Company are not comparable to those for the Predecessor Company. However, in order to facilitate a meaningful comparison of the Corporation's operating performance, certain 1993 financial information is presented in the following Part I narratives on an annual basis. See Part II,
Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring and Fresh Start Accounting" notes for additional information on the Restructuring and implementation of fresh start accounting.

     On January 7, 1994, the Corporation filed a Registration Statement (Registration No. 33-51845), as amended on February 16, 1994, pertaining to its planned public offering of 6,000,000 new shares of its common stock ("COMMON STOCK") to be sold by the Corporation (the "OFFERING") and 4,000,000 shares of Common Stock to be sold by Water Street Corporate Recovery Fund I, L.P. ("WATER STREET"). The Offering is part of a refinancing strategy which also includes (i) the placement of $150 million principal amount of new senior notes due 2001 with certain institutional investors (the "NOTE PLACEMENT") and (ii) certain amendments (the "CREDIT AGREEMENT AMENDMENTS" and, together with the Offering and the Note Placement, the "TRANSACTIONS") to the Credit Agreement. The Credit Agreement Amendments will, among other things, increase the size of the Corporation's revolving credit facility (the "REVOLVING CREDIT FACILITY") by $70 million, amend existing mandatory Bank Term Loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and for the purchase of its public debt. Certain Credit Agreement Amendments are contingent on the consummation of the Offering. See Part II,
Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Subsequent Event" note for more information on the Transactions.


(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Corporation participates in three industry segments: Gypsum Products, Interior Systems and Building Products Distribution. Selected financial information for each of the Corporation's industry segments is presented below under "(c) Narrative Description of Business." See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Geographic and Industry Segments" notes for both the Restructured Company and the Predecessor Company for additional financial information and other related disclosures about the Corporation's industry and geographic segments.


(C)  NARRATIVE DESCRIPTION OF BUSINESS

     Through its subsidiaries, USG is a leading manufacturer of building materials in North America which produces a wide range of products for use in residential and nonresidential construction, repair and remodeling, as well as products used in certain industrial processes. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 1993. USG Interiors, Inc. ("USG INTERIORS") is a leading supplier of interior ceiling, wall and floor products used primarily in commercial applications. In 1993, USG Interiors was the largest producer of ceiling grid and the second largest producer of ceiling tile in the United States, accounting for over one-half and approximately one-third of total domestic sales of such products, respectively. L&W Supply Corporation ("L&W SUPPLY") is the largest distributor of wallboard and related products in the United States and in 1993 distributed approximately 22% of U.S. Gypsum's wallboard production. In addition to its United States operations, the Corporation's 76% owned subsidiary, CGC Inc. ("CGC"), is the largest manufacturer of gypsum products in Eastern Canada and the Corporation's USG International, Ltd. ("USG INTERNATIONAL") unit supplies interior systems and gypsum wallboard products in the Pacific, Europe and Latin America. In the year ended December 31, 1993, the Corporation had net sales of $1,916 million and generated EBITDA of $218 million.


U.S. INDUSTRY OVERVIEW

     USG's consolidated financial performance is largely influenced by changes in the three major components of the construction industry in the United States: new residential construction, new nonresidential construction, and repair and remodel activity. In recent years, structural changes in residential construction activity combined with growth in the repair and remodel component have partially mitigated the impact of the cyclical demand of the overall new construction components.

NEW RESIDENTIAL AND NONRESIDENTIAL CONSTRUCTION

     Demand for the Corporation's products has historically been influenced primarily by new residential (single and multi-family homes) and nonresidential (offices, schools, stores, and other institutions) construction. Construction activity is directly influenced by a variety of economic variables. In the short term, the new residential segment is characterized by fluctuating activity levels as builders and buyers respond to changes in funding costs, new home prices, and the availability of new construction financing. Over the medium to long term, new residential construction activity reflects the demand generated by household formations, the home ownership rate, removals of housing stock, and the growth of personal income.

     Although new residential construction remains the largest single source of demand for gypsum wallboard in the United States, it has declined significantly as a percentage of gypsum wallboard demand since 1986 (a year in which total gypsum wallboard shipments were comparable to 1993 levels). Residential construction has a nominal impact on demand for Interiors Systems products. The following table sets forth demand for gypsum wallboard in the United States by end-use segment as estimated by U.S. Gypsum based on publicly available data, internal surveys and data from the Gypsum Association, an industry trade group. Management estimates that the distribution of U.S. Gypsum's sales volume to these four end-use segments is generally proportional to industry demand.



                                                         1993      1986
                                                         ----      ----
     Residential construction. . . . . . . . . . .        48%       54%
     Nonresidential construction . . . . . . . . .         9        10
     Repair and remodel. . . . . . . . . . . . . .        36        30
     Export/other. . . . . . . . . . . . . . . . .         7         6

     Over recent economic cycles, demand for gypsum wallboard has been favorably impacted by a shift toward more single family housing within the new residential construction segment and an increase in the average single family home size. New single family homes, which typically require twice as much wallboard as multi-family homes, accounted for 87% of total housing starts in 1993, as compared to 65% in 1986. Additionally, the size of the average single family home in the United States increased approximately 15% to 2,095 square feet in 1992 from 1,825 square feet in 1986. Largely as a result of these factors, United States industry shipments of gypsum wallboard were a record 21.6 billion square feet in 1993, as compared to 21.3 billion in 1986, despite an approximate 28% decline in the number of housing starts from 1.8 million units in 1986 to
1.3 million units in 1993, as depicted in the following chart.

                       GYPSUM WALLBOARD INDUSTRY SHIPMENTS
                            AND TOTAL HOUSING STARTS



                              1982   1983   1984   1985   1986   1987   1988   1989   1990   1991   1992   1993
Gypsum Wallboard Industry
  Shipments, in billions of
  square feet                 13.3   17.1   19.2   20.2   21.3   21.4   21.3   21.3   20.7   18.4   20.3   21.6

Housing Starts, in thousands
  of units                   1,062  1,703  1,750  1,742  1,805  1,621  1,488  1,376  1,193  1,014  1,200  1,285


SOURCES: HOUSING STARTS ARE BASED ON DATA PUBLISHED BY THE U.S. BUREAU OF THE CENSUS. GYPSUM WALLBOARD INDUSTRY SHIPMENTS ARE BASED ON DATA PUBLISHED BY THE GYPSUM ASSOCIATION.


     Nonresidential construction responds less quickly to changes in interest rates than residential construction because long-term financing is normally arranged in advance of the commencement of major building projects. In the longer term, nonresidential construction activity levels are also affected by the general rate of economic growth, the rate of new job formation and population shifts. Continued weakness in the nonresidential construction segment has negatively impacted demand for the products manufactured by both U.S. Gypsum and USG Interiors. Demand for USG Interiors' products is particularly dependent on new nonresidential construction activity. Management estimates that approximately one-half of USG Interiors' 1993 sales were in the new nonresidential construction segment as compared to approximately two-thirds in 1986. In recent years, nonresidential construction demand has accounted for approximately 10% of gypsum wallboard industry demand in the United States.


REPAIR AND REMODEL

     Based on data published by the U.S. Bureau of The Census, the size of the total residential repair and remodel market grew to $104 billion in 1992 from $91 billion in 1986 and $46 billion in 1980. Although data on nonresidential repair and remodel activity is not readily available, management believes that this segment grew significantly during the 1980s. The growth of the repair and remodel market is primarily due to the aging of housing stock, remodeling of existing buildings and tenant turnover in commercial space. The median age of housing stock was 27 years in 1990, and the National Association of Homebuilders forecasts that the median age will increase to 32 years by 2000. Management believes that the continued aging of housing stock will contribute to further growth in the repair and remodel segment. In addition, management believes that the increase in the number of commercial buildings over the last decade will provide a greater base for nonresidential repair and remodel activity in the future, as building owners or tenants replace ceiling, wall and floor systems as part of the tenant turnover process. Demand in the repair and remodel component tends to be more stable than in new construction, although it does fluctuate somewhat in response to general economic conditions.

     Management estimates that repair and remodel demand for gypsum wallboard has increased more than 22% since 1986 and, in 1993, accounted for 36% of total demand for gypsum wallboard in the United States. Management estimates that approximately one-half of USG Interiors' 1993 sales were to the nonresidential repair and remodel segment.


GYPSUM PRODUCTS

BUSINESS

     The Gypsum Products segment consists primarily of the gypsum operations of U.S. Gypsum in the United States, CGC in Canada and USG International in Mexico.


     CGC is the largest manufacturer of gypsum wallboard in Eastern Canada. Management estimates that industry sales in Eastern Canada, including the Toronto and Montreal metropolitan areas, represent approximately two-thirds of total Canadian sales volume. In 1993, CGC accounted for approximately 45% of industry sales in Eastern Canada.


PRODUCTS

     The Gypsum Products segment manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and mobile home construction. These products provide aesthetic as well as sound and fire retarding value. The majority of these products are sold under the "SHEETROCK" brand name. Also sold under the "SHEETROCK" brand name is a line of joint compounds used for finishing wallboard joints. The "DUROCK" line of cement board and accessories is produced to provide fire-resistant and water damage resistant assemblies for both interior and exterior construction. The Corporation also produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like "SHEETROCK" brand wallboard, these products provide aesthetic and sound and fire retarding value. Plaster products are sold under the trade names of "RED TOP," "IMPERIAL" and "DIAMOND." The Corporation also produces gypsum-based products sold to agricultural and industrial customers for use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.


FINANCIAL PERFORMANCE

     Summary financial results of the Gypsum Products segment are outlined in the table below. Such results are not adjusted for intersegment sales eliminations and corporate expenses. Operating profit in 1993 for the Gypsum Products segment is not comparable to prior years due to $51 million of non-cash amortization of Excess Reorganization Value.



                                     YEARS ENDED DECEMBER 31,
                        ----------------------------------------------
                          1993    1992    1991    1990    1989    1988
                          ----    ----    ----    ----    ----    ----
                                       (DOLLARS IN MILLIONS)

Net sales ............. $1,165  $1,068  $1,011  $1,134  $1,263  $1,367
Operating profit ......     90      85      93     148     227     266
EBITDA ................    179     123     131     194     266     307
EBITDA margin .........   15.4%   11.5%   13.0%   17.1%   21.1%   22.5%
Capital expenditures ..     30      31      25      25      41      60


     For additional information on the Corporation's results by industry segment, including intersegment sales eliminations and corporate expenses, see
Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Geographic and Industry Segments" notes for both the Restructured and Predecessor Companies.

MANUFACTURING

     Gypsum and related products are produced by the Corporation at 42 plants located throughout the United States, Eastern Canada and in central Mexico. The Corporation believes several factors contribute to its low delivered cost, including (i) the vertical integration of its key raw materials (gypsum and paper); (ii) the technical expertise provided by its extensive research and development efforts and its experienced employees and (iii) the proximity of its plants to major metropolitan areas.

     USG's vertically integrated gypsum and paper operations provide several cost and quality advantages. Since the Corporation obtains substantially all of its gypsum requirements from its own quarries and mines, it controls the cost, quality and continuity of its supply. These factors are vital to producing wallboard of a consistently high quality at a low cost. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 243 million tons, of which approximately 69% are located in the United States and 31% in Canada. Additional reserves of approximately 153 million tons exist on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 9.4 million tons.

     USG owns and operates seven modern paper mills located across the United States for efficient distribution of paper to virtually all of its wallboard plants. These mills have sufficient capacity to satisfy virtually all of the Corporation's expected paper needs for the foreseeable future. All these mills presently are designed to produce paper utilizing 100% recycled waste paper fiber as opposed to more costly virgin pulp. Vertical integration in paper ensures a continuous supply of high quality paper that is tailored to the specific needs of USG's wallboard production processes.

     As the leading producer of gypsum products for over 90 years, USG has developed extensive knowledge of gypsum and the processes used in making its products. Combined with USG's experienced work force, USG's technical expertise provides significant cost efficiencies in the production of existing products and development of new ones. USG maintains the largest research and development facility in the gypsum industry in Libertyville, Illinois which conducts fire and structural testing and product and process development. Research and development activities involve technology related to gypsum, cellulosic fiber and cement as the primary raw materials on which panel products and systems, such as gypsum board and cement board, are based. Related technologies are those pertaining to joint compounds and textures for wallboard finishing, specialty plaster products for both construction and industrial applications, coatings and latex polymers.

     The number and location of the Corporation's gypsum plants enhance its cost position by minimizing the distance and the transportation costs to major metropolitan areas. Transportation costs can be a significant part of total delivered cost of gypsum products.


MARKETING AND DISTRIBUTION

     Distribution is carried out through L&W Supply's 131 distribution centers located in 34 states, as well as mass merchandisers and other retailers, building material dealers, contractors and distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.

COMPETITION

     The Corporation competes in North America as the largest of 18 producers of gypsum wallboard products and, in 1993, accounted for approximately one-third of total gypsum wallboard sales in the United States. In 1993, U.S. Gypsum's shipments of gypsum wallboard totaled 7.3 billion square feet, the highest in the Corporation's history, compared with total domestic industry shipments of
21.6 billion square feet which is also a record level. Principal competitors in the United States are: National Gypsum Company, which emerged from Chapter
11 bankruptcy in July 1993, The Celotex Corporation, which has operated under Chapter 11 of the Bankruptcy Code since 1990, Domtar, Inc., Georgia-Pacific Corporation and several smaller, regional competitors. Major competitors of CGC in Eastern Canada include Domtar, Inc. and Westroc Industries Ltd.


INTERIOR SYSTEMS

BUSINESS

     The Interior Systems segment consists of USG Interiors in the United States, USG International in Europe, the Pacific and Latin America and CGC in Canada.

     The Corporation has increased its emphasis on the interior systems business since 1986 when Donn Inc. ("DONN"), a manufacturer of ceiling suspension systems ("grid") and other interior products, was acquired. Already second behind Armstrong World Industries, Inc. in the ceiling tile market, the acquisition of Donn positioned the Corporation as the worldwide leader in ceiling suspension systems and the only company to offer complete pre-designed, pre-engineered and fully integrated ceiling systems. With the acquisition of Donn, USG Interiors was established as a separate subsidiary to combine the operations of Donn and USG Acoustical Products Company, formerly part of U.S. Gypsum and a leading producer of mineral fiber ceiling products.

     USG's international position was enhanced in late 1987 when it began to export ceiling tile to Europe to complement Donn's established grid business and to capitalize on the strength of its existing distribution channels. By combining ceiling tile and grid as a system for distributors and contractors, USG has used its leading position in grid to advance sales of ceiling tile. As a result, management estimates that USG's share of the European ceiling tile market has grown to approximately 8%. International sales are managed through USG International on a regional basis consisting of Europe, the Pacific and Latin America.

     CGC manufactures and markets ceiling products and wall and floor systems and accounted for over one-half of Canadian grid sales in 1993. CGC is the second largest marketer of ceiling tile in Canada, behind Armstrong World Industries, Inc., and accounted for approximately 30% of Canadian sales of such products in 1993. CGC markets ceiling tile produced by USG Interiors.


PRODUCTS

     The Interior Systems segment manufactures and markets ceiling grid and ceiling tile, access floor systems, wall systems and mineral wool insulation and soundproofing products. USG's integrated line of ceiling products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. The Corporation believes its ability to provide custom-designed and specially fabricated ceiling solutions to meet specific job design installation conditions is increasingly attractive to architects, designers and building owners. USG Interiors' significant trade names include the "ACOUSTONE" and "AURATONE" brands of ceiling tile and the "DX," "FINELINE," "CENTRICITEE" and "DONN" brands of ceiling grid.

     USG's wall systems provide the versatility of an open floor plan with the privacy of floor-to-ceiling partitions which are compatible with leading office equipment and furniture systems. Wall systems are designed to be installed quickly and reconfigured easily. In addition, USG manufactures a line of access floor systems that permit easy access to wires and cables for repairs, modifications, and upgrading of electrical and communication networks as well as convenient movement of furniture and equipment.


FINANCIAL PERFORMANCE

     Summary financial results for the Interior Systems segment are outlined in the table below. Such results are not adjusted for intersegment sales eliminations and corporate expenses. Operating profit/(loss) in 1993 for the Interior Systems segment is not comparable to prior years due to $60 million of non-cash amortization of Excess Reorganization Value.



                                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------
                                         1993           1992           1991           1990           1989           1988
                                        -------        -------        -------        -------        -------        -------
                                                                      (Dollars in millions)

  Net sales                               $550           $548            $576          $624           $610           $599
  Operating profit/(loss)                  (17)            41              62            78             89             83
  EBITDA                                    57             59              78            98            105             98
  EBITDA margin                             10.4%          10.8%           13.5%         15.7%          17.2%          16.4%
  Capital expenditures                       9             14              22            37             33             17


  For additional information on the Corporation's results by industry segment, including intersegment sales eliminations and corporate expenses, see Part II,
Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Geographic and Industry Segments" notes for both the Restructured and Predecessor Companies.


MANUFACTURING

  Interior Systems products are manufactured at 16 plants throughout North America, including 5 ceiling tile plants and 4 ceiling grid plants. The remaining plants produce other interior products and raw materials for ceiling tile and grid. Principal raw materials used in the production of Interior Systems products include mineral fiber, steel, aluminum extrusions and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected.

  USG Interiors maintains its own research and development facility in Avon, Ohio, which provides product design, engineering and testing services in addition to manufacturing development, primarily in metal forming, with tool and machine design and construction services. Additional research and development is carried out at the Corporation's research and development center in Libertyville, Illinois and at its "Solutions Center" -sm- in Chicago.


MARKETING AND DISTRIBUTION

  Interiors Systems products are sold primarily in markets related to the new construction and renovation of commercial buildings as well as the retail market for small commercial contractors. Marketing and distribution to large commercial users is conducted through a network of distributors and installation contractors as well as through L&W Supply and is oriented toward providing integrated interior systems at competitive price levels. The Corporation emphasizes educational and promotional materials designed to influence decision makers who play a significant role in choosing material suppliers, such as interior designers, contractors and facility managers. To this end, USG Interiors maintains the "Solutions Center"-sm- located adjacent to Chicago's Merchandise Mart which is used for product displays, educational seminars on products and new product design and development. In recent years, the Corporation has increased its emphasis on the retail market and as a result now sells its products to seven of the ten largest building products retailers in the United States.


COMPETITION

  The Corporation estimates that it is the world's largest manufacturer of ceiling suspension systems with approximately 40% of worldwide sales of such products. USG's most significant competitor is Chicago Metallic Corporation, which participates in the U.S. and European markets. Other competitors in ceiling grid include W.A.V.E. (a joint venture of Armstrong World
Industries, Inc. and National Rolling Mills). The Corporation estimates that it accounts for approximately one-third of sales of acoustical ceiling tile to the U.S. market. Principal global competitors include Armstrong World
Industries, Inc. (the largest manufacturer), Odenwald of West Germany and the Celotex Corporation.


BUILDING PRODUCTS DISTRIBUTION

BUSINESS

  The Building Products Distribution segment consists of the operations of the Corporation's L&W Supply subsidiary. L&W Supply is the largest distributor of gypsum wallboard and related building products for residential and nonresidential construction in the United States. L&W Supply distributes approximately 9% of all gypsum wallboard in the United States (including approximately 22% of U.S. Gypsum's wallboard production). Wallboard accounts for approximately 47% of L&W Supply's total net sales.

  Although L&W Supply specializes in distribution of gypsum wallboard, joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes USG Interiors' products such as acoustical ceiling tile and ceiling grid and products of other manufacturers, including drywall metal, insulation, roofing products and accessories.

  L&W Supply was founded in 1971 by U.S. Gypsum to address what management perceived as a growing demand in the construction industry for a specialized delivery service for construction materials, especially gypsum wallboard. U.S. Gypsum management believed the construction industry could benefit from a service-oriented organization that would deliver less than truckload quantities of construction materials to a job site and place them in the areas where the work was being done, thereby reducing or eliminating the need for handling by contractors. To perform this service, U.S. Gypsum established a number of distribution centers that could stock construction materials and be able to deliver relatively large quantities with short lead times.

  L&W Supply has grown significantly over the past 23 years and now has 131 distribution centers located in 34 states.

FINANCIAL PERFORMANCE

  Summary financial results for the Building Products Distribution segment are outlined in the table below. Such results are not adjusted for corporate expenses and there are no intersegment sales eliminations for this segment. Operating profit in 1993 for the Building Products Distribution segment is not comparable to prior years due to $2 million of non-cash amortization of Excess Reorganization Value.



                                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                         1993           1992           1991           1990           1989           1988
                                        ------         ------         ------         ------         ------         ------
                                                                (Dollars in millions)
Net sales ........................       $528           $464           $424           $478           $485           $483
Operating profit..................          3              3              -              4              7             12
EBITDA............................          7              5              4             12             16             23
EBITDA margin.....................        1.3%           1.1%           0.9%           2.5%           3.3%           4.8%
Capital expenditures..............        2              3              1              1              1              3


  For additional information on the Corporation's results by industry segment, including intersegment sales eliminations and corporate expenses, see Part II,
Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Geographic and Industry Segments" notes for both the Restructured and Predecessor Companies.


DISTRIBUTION CENTERS

  L&W Supply leases approximately 80% of its facilities from third parties, which management believes provides it with the flexibility to enter and exit fluctuating market areas. Usually, initial leases are from three to five years with a five-year renewal option. Facilities are located in virtually every major metropolitan area in the United States.

  A typical L&W Supply facility has approximately 12,000 square feet of warehouse space, 1,500 square feet of office space and is located on 1.5 paved acres of land in prime industrial areas with good interstate highway access. Each center is equipped with at least one flatbed truck, a boom truck and, in some cases, a towable forklift. Boom trucks are standard flatbed trucks with telescoping hydraulic booms installed on the front of the truckbed. By using either the telescoping boom or the towable forklift, L&W Supply employees are able to place wallboard, joint compound and other materials in various locations on a job site.


COMPETITION

  L&W Supply's closest competitor, Gypsum Management Supply, is an independent distributor with approximately 70 locations in the southern, central and western United States. There are several regional competitors, such as Gypsum Drywall Management Association in the southern United States and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, mass merchandisers, home improvement centers, acoustical tile distributors and manufacturers.

  Sales are seasonal to the extent that sales are generally greater from the middle of spring through the middle of autumn than during the remaining part of the year.


(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Geographic and Industry Segments" notes for both the Restructured and Predecessor Companies.

ITEM 2.  PROPERTIES

  The Corporation's plants, mines, transport ships, quarries and other facilities are located in North America, Europe, Australia, New Zealand, and Malaysia. Many of these facilities are operating at or near full capacity. All facilities and equipment are in good operating condition and, in management's judgment, sufficient expenditures have been made annually to maintain them. The locations of the production properties of the Corporation's subsidiaries, grouped by industry segment, are as follows (plants are owned unless otherwise indicated):


GYPSUM PRODUCTS

GYPSUM BOARD AND OTHER GYPSUM PRODUCTS

      UNITED STATES                                                    CANADA
(*)(**)Baltimore, MD                   * Norfolk, VA                   Hagersville, Ontario
    *  Boston (Charlestown), MA          Oakfield, NY                * Montreal, Quebec
    *  Detroit (River Rouge), MI         Plaster City, CA            * St. Jerome, Quebec
   **  East Chicago, IN                  Plasterco (Saltville), VA
       Empire, NV                      * Santa Fe Springs, CA          Mexico
       Fort Dodge, IA                    Shoals, IN                *** Puebla, Puebla
    *  Fremont, CA                       Sigurd, UT
(*)(**)Galena Park, TX                   Southard, OK
    *  Gypsum, OH                        Sperry, IA
    *  Jacksonville, FL                * Stony Point, NY
(*)(**)New Orleans, LA                   Sweetwater, TX

   Gypsum plants utilize locally mined or quarried gypsum rock unless noted as follows:
     * These plants use rock from quarry operations at Alabaster (Tawas City), Michigan; Empire, Nevada; Plaster City, California; Little Narrows and/or Windsor, Nova Scotia; or Harbour Head, Jamaica, an outside source.
    ** These plants purchase synthetic gypsum from outside sources.
   *** This plant purchases all gypsum rock from outside sources.


JOINT COMPOUND

  Surface preparation and joint treatment products are produced in plants located at Chamblee, Georgia; Dallas, Texas; East Chicago, Indiana; Fort Dodge, Iowa; Gypsum, Ohio; Jacksonville, Florida; Port Reading, New Jersey (leased); Sigurd, Utah; Tacoma, Washington (leased); Torrance, California; Hagersville, Ontario, Canada; Montreal, Quebec, Canada; Puebla, Mexico; and Selangor, Malaysia (leased).


PAPER

  Paper for gypsum board is manufactured at Clark, New Jersey; Galena Park, Texas; Gypsum, Ohio; Jacksonville, Florida; North Kansas City, Missouri; Oakfield, New York; and South Gate, California.


OCEAN VESSELS

  Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation, headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels haul gypsum rock from Nova Scotia to the East Coast and Gulf port plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.


MISCELLANEOUS

     A mica-processing plant is located at Spruce Pine, North Carolina; perlite ore is produced at Grants, New Mexico. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Metal safety grating products are manufactured at Burlington, Ontario, Canada (leased); and Delta, British Columbia, Canada (leased). Various other products are manufactured at La Mirada, California (adhesives); and New Orleans, Louisiana (lime products).


INTERIOR SYSTEMS

CEILING TILE

     Acoustical ceiling tile and panels are manufactured at Cloquet, Minnesota; Greenville, Mississippi; Gypsum, Ohio; Walworth, Wisconsin; San Juan Ixhautepec, Mexico; and Aubange, Belgium.


CEILING GRID

     Ceiling grid products are manufactured at Cartersville, Georgia; Stockton, California; Westlake, Ohio; Auckland, New Zealand (leased); Dreux, France; Oakville, Ontario, Canada; Peterlee, England (leased); Selangor, Malaysia (leased); and Viersen, Germany. A coil coater and slitter plant used in the production of ceiling grid is also located in Westlake, Ohio.


ACCESS FLOOR SYSTEMS

     Access floor systems products are manufactured at Red Lion, Pennsylvania; Dreux, France; Peterlee, England (leased); and Selangor, Malaysia (leased).


MINERAL WOOL

     Mineral wool products are manufactured at Birmingham, Alabama; Gypsum, Ohio; Red Wing, Minnesota; Tacoma, Washington; Wabash, Indiana; Walworth, Wisconsin; and Weston, Ontario, Canada.


WALL SYSTEMS

     Wall system products are manufactured at Medina, Ohio (leased).


ITEM 3.   LEGAL PROCEEDINGS


     See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Litigation" for information on legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1993.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

(a) See Item 8. "Financial Statements and Supplementary Data - Selected Quarterly Financial Data" for information with respect to the principal market on which the Corporation's Common Stock is traded and the range of high and low closing market prices.

(b) As of January 31, 1994, there were 14,702 stockholders of record of the Corporation's Common Stock.

(c) There have been no dividends declared since the third quarter of 1988. The Credit Agreement and certain other debt instruments prohibit the payment of cash dividends for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                 USG CORPORATION
                  COMPARATIVE FIVE-YEAR SUMMARY (A) (UNAUDITED)
                  (DOLLARS IN MILLIONS,EXCEPT PER SHARE DATA)



                                                        MAY 7        JANUARY 1
                                                       THROUGH        THROUGH
                                                      DEC. 31,        MAY 6,          YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                      1993(b)          1993      1992      1991      1990      1989
                                                      -------          ----      ----      ----      -----     ----

EARNINGS STATEMENT DATA:
  Net sales. . . . . . . . . . . . . . . . .        $ 1,325         $   591   $ 1,777   $ 1,712   $ 1,915   $ 2,007
  Gross profit . . . . . . . . . . . . . . .            263             109       317       327       416       501
  Selling and administrative expenses. . . .            149              71       218       194       203       209
  Amortization of Excess Reorganization
    Value. . . . . . . . . . . . . . . . . .            113               -         -         -         -         -
  Operating profit . . . . . . . . . . . . .              1              38        99       133       195       292
  Interest expense . . . . . . . . . . . . .             92              86       334       333       292       297
  Interest income. . . . . . . . . . . . . .             (4)             (2)      (12)      (11)       (8)      (10)
  Other (income)/expense, net. . . . . . . .             (8)              6         1         5         5        15
  Reorganization items . . . . . . . . . . .              -            (709)        -         -         -         -
  Earnings/(loss) from continuing operations
    before extraordinary gain/(loss) and changes
    in accounting principles . . . . . . . .           (108)            640      (191)     (141)      (54)       20
  Extraordinary gain/(loss), net of taxes. .            (21)            944         -         -         -         -
  Cumulative effect of accounting changes. .              -            (150)        -         -         -         -
  Net earnings/(loss). . . . . . . . . . . .           (129)          1,434      (191)     (161)      (90)       28
  Net earnings/(loss) per common share (c) .          (3.46)

BALANCE SHEET DATA (AS OF THE END OF THE PERIOD):
  Working capital/(deficit). . . . . . . . .            121             217    (2,608)   (2,372)   (2,198)       51
  Current ratio. . . . . . . . . . . . . . .           1.24            1.74       .21       .21       .24      1.09
  Property, plant and equipment, net . . . .            754             767       800       819       825       837
  Total assets . . . . . . . . . . . . . . .          2,163           2,194     1,659     1,626     1,675     1,585
  Total debt (d) . . . . . . . . . . . . . .          1,531           1,556     2,711     2,660     2,600     2,428
  Total stockholders' equity/(deficit) . . .           (134)              4    (1,880)   (1,680)   (1,518)   (1,438)

OTHER INFORMATION:
  EBITDA . . . . . . . . . . . . . . . . . .            155              63       159       194       280       361
  Capital expenditures . . . . . . . . . . .             29              12        49        49        64        76
  Gross margin % . . . . . . . . . . . . . .           19.8            18.4      17.8      19.1      21.7      25.0
  EBITDA margin %. . . . . . . . . . . . . .           11.7            10.7       8.9      11.3      14.6      18.0
  Market value per common share (c). . . . .           29 1/4
  Average number of employees. . . . . . . .         11,900          11,750    11,850    11,800    12,700    13,400

(A) RESULTS REFLECT DAP (SOLD IN 1991), THE MARLITE DIVISION OF USG INTERIORS (SOLD IN 1989) AND WISS, JANNEY, ELSTNER ASSOCIATES, INC. (SOLD IN 1989) AS DISCONTINUED OPERATIONS.

(B) DUE TO THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING, THE
    FINANCIAL STATEMENTS EFFECTIVE MAY 7, 1993 FOR THE RESTRUCTURED COMPANY ARE
    NOT COMPARABLE TO FINANCIAL STATEMENTS PRIOR TO THAT DATE.  SEE ITEM 8
    "FINANCIAL STATEMENTS & SUPPLEMENTARY DATA" - PREDECESSOR COMPANY - NOTES
    TO FINANCIAL STATEMENTS - FINANCIAL RESTRUCTURING AND FRESH START ACCOUNTING
    NOTES FOR MORE INFORMATION ON THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING.

(C) PER-SHARE INFORMATION FOR PERIODS PRIOR TO MAY 7, 1993 IS OMITTED BECAUSE, DUE TO THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING, IT IS NOT MEANINGFUL. MARKET VALUE PER COMMON SHARE OF $29 1/4 WAS THE CLOSING STOCK PRICE ON DECEMBER 31, 1993.

(D) TOTAL DEBT IS SHOWN AT PRINCIPAL AMOUNTS FOR ALL PERIODS PRESENTED.
    THE CARRYING AMOUNTS OF TOTAL DEBT (NET OF UNAMORTIZED REORGANIZATION DISCOUNT) AS REFLECTED ON THE CORPORATION'S BALANCE SHEETS AS OF DECEMBER 31, 1993 AND MAY 6, 1993 ARE $1,476 MILLION AND $1,461 MILLION, RESPECTIVELY.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     On May 6, 1993, the Corporation completed the Restructuring. Due to the Restructuring and implementation of fresh start accounting, the Corporation's financial statements effective May 7, 1993 are not comparable to financial statements for periods prior to that date. See Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring and Fresh Start Accounting" notes for information on the Restructuring and implementation of fresh start accounting.

     To facilitate a meaningful comparison of the Corporation's operating performance, the following discussion and analysis is presented on an annual basis. Consequently, 1993 information presented below does not comply with post-bankruptcy accounting rules which require separate reporting for the restructured company and the predecessor company. Included in the following discussion are comparisons of earnings before interest, taxes, depreciation, depletion, amortization, and additionally for 1993, non-cash postretirement charges, reorganization items, extraordinary gain/(loss) and changes in accounting principles ("EBITDA"). The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.



CONSOLIDATED RESULTS OF OPERATIONS                                                                   YEARS ENDED DECEMBER 31,
- ----------------------------------                                                                ----------------------------
(DOLLARS IN MILLIONS)                                                                                1993      1992      1991
                                                                                                   ------    ------    ------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,916   $ 1,777   $ 1,712
                                                                                                 --------  --------  --------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        372       317       327
  % OF NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19.4%     17.8%     19.1%
Selling and administrative expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        220       218       194
  % OF NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11.5%     12.3%     11.3%
Amortization of Excess Reorganization Value. . . . . . . . . . . . . . . . . . . . . . . . . .        113         -         -
                                                                                                   ------    ------    ------
OPERATING PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39        99       133
                                                                                                   ------    ------    ------
                                                                                                   ------    ------    ------

CALCULATION OF EBITDA:
  Operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    39   $    99   $   133
  Amortization of Excess Reorganization Value. . . . . . . . . . . . . . . . . . . . . . . . .        113         -         -
  Depreciation and depletion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54        58        57
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12         2         4
                                                                                                   ------    ------    ------
  EBITDA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        218       159       194
     % OF NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11.4%      8.9%     11.3%
                                                                                                   ------    ------    ------
                                                                                                   ------    ------    ------


RESULTS OF OPERATIONS BY GEOGRAPHIC AREA                                              YEARS ENDED DECEMBER 31,
- ----------------------------------------                            ---------------------------------------------------------
(DOLLARS IN MILLIONS)                                                          NET SALES                      EBITDA
                                                                    ---------------------------      ------------------------
                                                                       1993      1992      1991      1993      1992      1991
                                                                    -------   -------   -------   -------   -------   -------
United States:
  Gypsum Products. . . . . . . . . . . . . . . . . . . . . . . .    $   986   $   889   $   835   $   148   $    99   $    93
  Interior Systems . . . . . . . . . . . . . . . . . . . . . . .        376       368       386        45        47        59
  Building Products Distribution . . . . . . . . . . . . . . . .        528       464       424         7         5         4
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . . . .          -         -         -       (25)      (28)      (19)
  Intrasegment eliminations. . . . . . . . . . . . . . . . . . .       (236)     (216)     (212)        -         -         -
                                                                    -------   -------   -------   --------  --------  -------
Total United States. . . . . . . . . . . . . . . . . . . . . . .      1,654     1,505     1,433       175       123       137
Total Canada . . . . . . . . . . . . . . . . . . . . . . . . . .        143       149       169        17        14        29
Total Other Foreign. . . . . . . . . . . . . . . . . . . . . . .        208       208       193        26        22        28
Transfers between geographic areas . . . . . . . . . . . . . . .        (89)      (85)      (83)        -         -         -
                                                                     ------     -----     -----     -----     -----     -----
Total USG Corporation. . . . . . . . . . . . . . . . . . . . . .      1,916     1,777     1,712       218       159       194
                                                                     ------     -----     -----     -----     -----     -----
                                                                     ------     -----     -----     -----     -----     -----


CONSOLIDATED RESULTS

     Net sales increased for the second consecutive year in 1993, up $139 million, or 7.8%, over the prior year. Net sales in 1992 increased $65 million, or 3.8%, over the 1991 level. The primary factor for the improved levels of sales has been increased demand for domestic gypsum wallboard which led to all-time record shipments in 1993 and seven consecutive quarters of improving prices. These trends reflect the continuing recovery in domestic residential construction as evidenced by an approximate 7% increase in U.S. housing starts in 1993 compared with the 1992 level, which was 18% higher than 1991 U.S. housing starts.

     As a percentage of net sales, gross profit in 1993 improved to 19.4% from 17.8% in 1992, reflecting increased gypsum wallboard pricing. In 1992, gross profit as a percentage of net sales decreased from the 1991 level of 19.1%, primarily due to lower margins for gypsum wallboard in Canada and interior systems products.

     Selling and administrative expenses increased slightly in 1993 versus 1992. However, these expenses as a percentage of net sales improved to 11.5% from 12.3% in 1992 as a result of the increase in 1993 net sales. In 1992, selling and administrative expenses increased $24 million, or 12.4%, over the 1991 level due to increased compensation and benefits, rent associated with the new corporate headquarters building, expansion of certain international operations and a nonrecurring charge associated with organizational streamlining activities.

     Effective May 7, 1993, the Corporation began amortizing its Excess Reorganization Value which was established in accordance with fresh start accounting rules. This non-cash amortization, which will continue through April 1998, amounted to $113 million in 1993 with no counterpart in prior years. Consequently, 1993 operating profit is not comparable to the prior years.

     EBITDA in 1993 increased $59 million, or 37.1%, over 1992, after decreasing $35 million, or 18.0%, in 1992 compared with 1991. These results reflect the aforementioned gross profit performance and the higher 1992 versus 1991 selling and administrative expenses.


UNITED STATES

     Net sales and EBITDA for domestic Gypsum Products (primarily U.S. Gypsum) have increased for two consecutive years. In 1993, net sales increased $97 million, or 10.9%, over 1992, following a $54 million, or 6.5%, increase in 1992 compared with 1991. EBITDA in 1993 improved $49 million, or 49.5%, over 1992, which was $6 million, or 6.5%, higher than the 1991 level. These improvements primarily reflect improving gypsum wallboard selling prices and increased volume. Higher sales of joint compound, DUROCK cement board and other products contributed to the more favorable domestic Gypsum Products results.

     As a result of increased demand, 1993 shipments of gypsum wallboard exceeded 7.3 billion square feet, the highest level in the Corporation's history, and were up 2% over 1992. Shipments in 1992 were up 8% over 1991. As gypsum wallboard demand and industry capacity utilization increased, prices improved. After reaching a 14-year low in the first quarter of 1992, gypsum wallboard prices rebounded in the following quarter and rose in each of the next seven consecutive quarters. For 1993 as a whole, gypsum wallboard prices increased 10.5% over the prior year average after falling 1.3% in 1992 from 1991. U.S. Gypsum's average gypsum wallboard prices per thousand square feet for the three years were as follows:


                                                  1993      1992      1991
                                                 ------    ------    ------
          First Quarter. . . . . . . . . . .     $74.97    $67.77    $77.05
          Second Quarter . . . . . . . . . .      77.71     72.20     71.93
          Third Quarter. . . . . . . . . . .      80.70     73.03     71.32
          Fourth Quarter . . . . . . . . . .      82.46     73.35     70.19

          Total Year . . . . . . . . . . . .      79.07     71.58     72.53



          Partially offsetting the favorable price and volume trends in 1993 was a 3% increase in unit manufacturing cost for gypsum wallboard. This increase was primarily attributable to higher levels of maintenance expenditures and energy cost. In 1992, unit manufacturing cost declined 2% compared with 1991. However, EBITDA in 1992 was unfavorably impacted by a nonrecurring pre-tax charge of $4 million associated with organizational streamlining activities.

          Net sales in 1993 for domestic Interior Systems (primarily USG Interiors) increased $8 million, or 2.2%, over the 1992 level, while EBITDA decreased $2 million, or 4.3%. Net sales and EBITDA in 1992 decreased $18 million, or 4.7%, and $12 million, or 20.3%, from the respective 1991 levels. These results primarily reflect low levels of non-residential construction in 1992 and 1993, partially offset in 1993 by increased sales to retail markets. The 1993 net sales and EBITDA trends primarily reflect increased sales of lower margin products and higher raw material costs.

          Building Products Distribution (L&W Supply) has experienced two consecutive years of increased net sales and EBITDA. Net sales in 1993 increased $64 million, or 13.8%, and EBITDA rose $2 million, or 40.0%, over the respective 1992 amounts. Comparing 1992 to 1991, net sales were up $40 million, or 9.4%, and EBITDA increased $1 million, or 25.0%. These improvements reflect higher gypsum wallboard selling prices and increased volume, as well as improved results for its other building product lines.


CANADA

          Net sales for the Corporation's Canadian operations (primarily CGC) declined $6 million, or 4.0%, in 1993 versus 1992, due to the strengthened U.S. dollar compared with the Canadian dollar. However, EBITDA was up $3 million, or 21.4%, in 1993 versus 1992 due to higher selling prices for gypsum wallboard. Canadian gypsum wallboard prices were impacted in 1993 by the Canadian government's ruling that dumping of U.S.-made gypsum wallboard had occurred and the resulting imposition of duties on gypsum wallboard imported into Canada from the United States at prices below certain levels. This ruling will be in effect until January 1998. For 1992, net sales and EBITDA decreased $20 million, or 11.8%, and $15 million, or 51.7%, respectively, from the corresponding 1991 levels. These declines resulted from lower selling prices and volume for gypsum wallboard due to the weak Canadian economy. Results for both 1993 and 1992 were also unfavorably impacted by lower sales of CGC's interior systems products due to the low level of commercial construction.


OTHER FOREIGN

          Despite the continuing recession in Europe and the impact of the strengthened U.S. dollar compared with European currencies, net sales in 1993 for the Corporation's Other Foreign businesses (primarily operations in Europe, the Pacific and Mexico managed by USG International) were unchanged from 1992 due to increased sales of ceiling tile in Europe. However, EBITDA in 1993 increased $4 million, or 18.2%, over 1992 due to reduced overhead costs. Comparing 1992 to 1991, net sales increased $15 million, or 7.8%, while EBITDA decreased $6 million, or 21.4%. The improvement in net sales reflects increased sales of interior systems products in certain markets as well as the impact of a weakened U.S. dollar in 1992. The decline in EBITDA resulted from recessionary market conditions in Europe, costs associated with the Aubange, Belgium ceiling tile plant and increased overhead costs.


OTHER EARNINGS INFORMATION

          Interest expense, which was significantly reduced as a result of the Restructuring, amounted to $92 million in the period of May 7 through December 31, 1993, of which $8 million represented non-cash amortization of reorganization debt discount. For the period of January 1 through May 6, 1993, interest expense was $86 million.

For the years ended December 31, 1992 and 1991, interest expense was $334 million and $333 million, respectively.

          In connection with the Restructuring, the Corporation recorded in the period of January 1 through May 6, 1993 a one-time reorganization items gain of $709 million, which primarily consisted of an $851 million gain from recording the Excess Reorganization Value pursuant to fresh start accounting principles. See Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Reorganization Items" note for additional information on the reorganization items gain.

          Income tax expense amounted to $29 million in the period of May 7 through December 31, 1993 due to the inability to benefit the amortization of Excess Reorganization Value. Income tax expense was $17 million for the period of January 1 through May 6, 1993 while income tax benefits of $33 million and $53 million were recorded in 1992 and 1991, respectively. The income tax expense in the period of January 1 through May 6, 1993 and the lower 1992 benefit compared to 1991 were primarily due to the inability to fully benefit a net operating loss carryforward ("NOL CARRYFORWARD") as an offset to deferred taxes. See Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Taxes on Income and Deferred Income Taxes" notes for both the Restructured and Predecessor Companies for additional information on income taxes.

          Also in connection with the Restructuring, the Corporation recorded in the period of January 1 through May 6, 1993 a one-time after-tax extraordinary gain of $944 million. See Item 8. "Financial Statements and Supplementary Data
- - Predecessor Company - Notes to Financial Statements - Extraordinary Gain" note for additional information on the extraordinary gain. In the period of May 7 through December 31, 1993, the Corporation recorded an after-tax extraordinary loss of $21 million reflecting the write-off of reorganization discount associated with debt issues expected to be prepaid, redeemed or purchased in 1994 with a portion of the proceeds from the Offering and the Note Placement.
See Item 8. "Financial Statements and Supplementary Data - Restructured Company
- - Notes to Financial Statements - Subsequent Event" note for additional information on the Offering and Note Placement.

          A one-time after-tax net charge of $150 million was recorded in the first quarter of 1993 representing the cumulative impact of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." See Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Taxes on Income and Deferred Income Taxes and Postretirement Benefits" notes for information related to these accounting changes.

          A net loss of $129 million was recorded in the period of May 7 through December 31, 1993 after the aforementioned amortization of Excess Reorganization Value of $113 million and the after-tax extraordinary loss of $21 million. Net earnings of $1,434 million were recorded in the period of January 1 through May 6, 1993, reflecting the reorganization items gain of $709 million and the after-tax extraordinary gain of $944 million. Net losses of $191 million and $161 million were recorded in 1992 and 1991, respectively, primarily due to high levels of interest expense. The net loss in 1991 included a $20 million after-tax provision relating to the sale of DAP Inc. ("DAP"), formerly a wholly owned subsidiary of the Corporation. Results for DAP are reported separately as discontinued operations up to September 1991, when the sale of DAP was completed.


LIQUIDITY AND CAPITAL RESOURCES

          On May 6, 1993, the Corporation completed the Restructuring through implementation of the Prepackaged Plan. The provisions of the Prepackaged Plan were agreed upon in principle with all committees and certain institutions representing debt subject to the Restructuring in January 1993. The Corporation's Registration Statement (Registration No. 33-40136), which included a Disclosure Statement and Proxy Statement - Prospectus, was declared effective by the SEC in February 1993. The solicitation process for approvals of the Prepackaged Plan was completed on March 15, 1993. The Corporation commenced a prepackaged Chapter 11 bankruptcy case in Delaware (IN RE: USG CORPORATION, Case No. 93-300) on March 17, 1993 and received the U.S. Bankruptcy Court's confirmation of the Prepackaged Plan on April 23, 1993. None of the subsidiaries of the Corporation were part of this proceeding and there was no impact on trade creditors of the Corporation's subsidiaries. Under the Prepackaged Plan, all previously existing defaults were waived or cured.

          In the Restructuring, the Corporation (i) converted approximately $1.4 billion of subordinated debt and accrued interest into Common Stock and Warrants to purchase Common Stock, (ii) converted approximately $300 million principal amount of bank term loan (the "BANK TERM LOAN") and $40 million of other obligations under an agreement (the "CREDIT AGREEMENT") with a syndicate of commercial banks (the "BANKS" or the "BANK GROUP") into 10 1/4% Senior Notes due 2002 ("SENIOR 2002 NOTES") and (iii) extended the maturities of its remaining Bank Debt and certain public debt. Further, modifications were made to the Credit Agreement which resulted in, among other things, (i) the issuance of $56 million of notes (the "CAPITALIZED INTEREST NOTES" and, together with the Bank Term Loan, the "BANK DEBT") in exchange for an equal amount of accrued but unpaid interest and other obligations and (ii) modifications to the Revolving Credit Facility. See Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for additional information on the Restructuring.

          Subsequent to the Restructuring, on August 10, 1993, the Corporation issued an additional $138 million of Senior 2002 Notes in exchange for Bank Debt. This transaction improved the Corporation's financial flexibility and responded to strong market demand for the Senior 2002 Notes by replacing near-term maturities of the Bank Debt with the longer term notes. Although issuance of these notes caused a modest increase in interest expense from the level experienced since the Restructuring was consummated, it eliminated all Bank Term Loan scheduled principal payments due through 1996. Furthermore, in connection with this exchange, the cash sweep mechanism of the Credit Agreement was modified, allowing the Corporation to apply cash otherwise subject to the cash sweep through 1996 to repayment or purchase of senior debt. For the holders of the Bank Debt participating in the exchange, the Senior 2002 Notes provide greater yield and liquidity than the Bank Debt. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Indebtedness" note for additional information on this transaction.

          On January 7, 1994, the Corporation filed a Registration Statement (Registration No. 33-51845), as amended on February 16, 1994, pertaining to its planned public offering of 6,000,000 new shares of Common Stock to be sold by the Corporation and 4,000,000 shares of Common Stock to be sold by Water Street Corporate Recovery Fund I, L.P. The Offering is part of a refinancing strategy which also includes (i) the placement of $150 million principal amount of new senior notes due 2001 with certain institutional investors and (ii) certain amendments to the Corporation's Credit Agreement. The Credit Agreement Amendments will, among other things, increase the size of the Corporation's Revolving Credit Facility by $70 million and amend existing mandatory Bank Term Loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and the purchase of its public debt. Certain amendments are contingent on the consummation of the Offering.

          On February 17, 1994, the Corporation completed the Note Placement of $150 million principal amount of 9 1/4% Senior Notes due 2001. In connection with such placement, the Corporation received in exchange for an equivalent amount of such new Notes approximately $65 million principal amount of 8% Senior Notes ($30 million due in 1996 and $35 million due in 1997) and repaid $75 million of its Bank Term Loans in satisfaction of the scheduled payment for 1997 and in reduction of the scheduled payment for 1998 from $100 million to $65 million.

          In addition to the exchange of notes and payment of Bank Term Loans in conection with the Note Placement as described above, the Corporation expects to use a portion of the net proceeds from the Offering, together with approximately $158 million of existing cash generated from operations to pay an additional $65 million of Bank

Term Loans and to redeem or purchase approximately $195 million aggregate principal amount of certain other senior debt issues. The remainder of the net proceeds, approximately $92 million, will be available for general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Subsequent Event" note for more information on the Transactions.

          The Corporation believes that, as a result of the Restructuring, as well as the subsequent exchange of Senior 2002 Notes for Bank Debt, the Corporation's cash generated by operations and the estimated levels of liquidity available to the Corporation will be sufficient to permit the Corporation to satisfy its debt service requirements and other capital requirements for the foreseeable future. Upon completion of the Transactions, the Corporation's liquidity and capital resources will be further significantly strengthened. However, the Corporation is subject to significant business, economic and competitive uncertainties that are beyond its control. There can be no assurance that the Corporation's financial resources will be sufficient for the Corporation to satisfy its debt service obligations and other capital requirements under all circumstances.


WORKING CAPITAL

          As of December 31, 1993, working capital (current assets less current liabilities) amounted to $121 million and the ratio of current assets to current liabilities was 1.24 to 1, versus December 31, 1992 when current liabilities exceeded current assets by $2.6 billion and the ratio of current assets to current liabilities was .21 to 1. From December 31, 1990 through May 6, 1993, the Corporation had a deficit working capital position, primarily resulting from the inclusion of most long-term debt issues in current liabilities due to various defaults upon certain of the debt issues. Upon consummation of the Restructuring, all previously existing defaults were waived or cured and long-term debt included in current liabilities was either exchanged for Common Stock and Warrants to purchase Common Stock, reclassified to long-term debt, or in the case of $140 million of the Revolving Credit Facility, repaid. See Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for additional information related to the Restructuring.

            For the period of May 7 through December 31, 1993, cash and cash equivalents increased $162 million as cash flows from operating activities of $183 million were partially offset by a net repayment of debt of $21 million. As of December 31, 1993, $158 million of long-term debt was reclassified to currently maturing long-term debt due to the cash sweep mechanism of the Credit Agreement. This cash sweep mechanism requires prepayment of long-term debt in 1994. For the period of January 1 through May 6, 1993, cash and cash equivalents decreased by $131 million, primarily due to debt repayments in connection with the Restructuring.

          Comparing December 31, 1993 balances with December 31, 1992, accrued expenses of $208 million were down $345 million, or 62.4%, primarily due to the cancellation and discharge of $375 million of accrued interest in connection with the Restructuring. Inventories of $145 million increased $32 million, or 28.3%, primarily due to their revaluation as a result of fresh start accounting. Accounts receivable (net) of $264 million declined $35 million, or 11.7%, reflecting a decline in miscellaneous corporate receivables, partially offset by an increase of $26 million in customer receivables due to the higher level of net sales. Accounts payable of $104 million rose $13 million, or 14.3%, due to the increased level of business and improved trade credit.


CAPITAL EXPENDITURES

          Capital expenditures amounted to $29 million in the period of May 7 through December 31, 1993 and $12 million in the period of January 1 through May 6, 1993 for a total of $41 million in the year ended December 31, 1993. In 1992, capital expenditures were $49 million. Capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $11 million as of December 31, 1993, compared with $24 million as of December 31, 1992. The Credit Agreement restricts, among other things, capital expenditures above certain levels. The Corporation believes that these permitted levels are adequate. In connection with the planned Offering and Note Placement, the Credit Agreement will be amended, allowing the Corporation to retain additional cash flow for capital expenditures and other uses. Upon completion of the Transactions, the Corporation intends to augment its capital spending program on a basis consistent with such new amendment. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Subsequent Event" note for additional information related to the Transactions.


LITIGATION

          One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. This litigation has not had a material effect on the Corporation's liquidity or earnings. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court in U.S. Gypsum's Coverage Action has so ruled (such ruling has been appealed). In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

          The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Litigation" note for more information on legal proceedings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                       PAGE
Restructured Company: (a)

     Consolidated Statement of Earnings - May 7 through December 31, 1993. . . . . . . . . . . . . .     26
     Consolidated Balance Sheet - as of December 31, 1993. . . . . . . . . . . . . . . . . . . . . .     27
     Consolidated Statement of Cash Flows - May 7 through December 31, 1993. . . . . . . . . . . . .     28
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29
     Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .     53
     Schedule  V    --   Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . .     54
     Schedule  VI   --   Accumulated Depreciation and Depletion of Property, Plant and Equipment . .     55
     Schedule  VIII --   Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . .     56
     Schedule  IX   --   Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .     57
     Schedule  X    --   Supplemental Statement of Earnings Information. . . . . . . . . . . . . . .     58
     Supplemental Note on Financial Information for United States Gypsum Company . . . . . . . . . .     59
     Report of Independent Public Accountants with Respect to Supplemental Note and
       Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60


Predecessor Company: (a)

     Consolidated Statement of Earnings - January 1 through May 6, 1993 and the years ended
       December 31, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61
     Consolidated Balance Sheet - as of May 6, 1993 and December 31, 1992. . . . . . . . . . . . . .     62
     Consolidated Statement of Cash Flows - January 1 through May 6, 1993 and the years ended
       December 31, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     63
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64
     Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .     96
     Schedule  V    --   Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . .     97
     Schedule  VI   --   Accumulated Depreciation and Depletion of Property, Plant and Equipment . .     98
     Schedule  VIII --   Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . .     99
     Schedule  IX   --   Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .    100
     Schedule  X    --   Supplemental Statement of Earnings Information. . . . . . . . . . . . . . .    101
     Supplemental Note on Financial Information for United States Gypsum Company . . . . . . . . . .    102
     Report of Independent Public Accountants with Respect to Supplemental Note and
       Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    103


Selected Quarterly Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    104

(a) POST-BANKRUPTCY ACCOUNTING RULES REQUIRE SEPARATE REPORTING OF FINANCIAL RESULTS FOR THE RESTRUCTURED COMPANY AND THE PREDECESSOR COMPANY. AS SUCH, THE CORPORATION'S FINANCIAL STATEMENTS EFFECTIVE MAY 7, 1993 ARE PRESENTED UNDER "RESTRUCTURED COMPANY" WHILE FINANCIAL STATEMENTS FOR PERIODS PRIOR TO THAT DATE ARE PRESENTED UNDER "PREDECESSOR COMPANY." DUE TO THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING, FINANCIAL STATEMENTS FOR THE RESTRUCTURED COMPANY ARE NOT COMPARABLE TO THOSE FOR THE PREDECESSOR COMPANY. SEE "PREDECESSOR COMPANY - NOTES TO FINANCIAL STATEMENTS - FINANCIAL RESTRUCTURING AND FRESH START ACCOUNTING" NOTES FOR INFORMATION ON THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING


ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE, ARE NOT REQUIRED, OR THE INFORMATION IS INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)



                                                                       MAY 7
                                                                      THROUGH
                                                                    DECEMBER 31,
                                                                       1993
                                                                    ------------

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,325
Cost of products sold. . . . . . . . . . . . . . . . . . . . .           1,062
                                                                    ----------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . .             263

Selling and administrative expenses. . . . . . . . . . . . . .             149
Amortization of Excess Reorganization Value. . . . . . . . . .             113
                                                                    ----------
OPERATING PROFIT . . . . . . . . . . . . . . . . . . . . . . .               1

Interest expense . . . . . . . . . . . . . . . . . . . . . . .              92
Interest income. . . . . . . . . . . . . . . . . . . . . . . .              (4)
Other income, net. . . . . . . . . . . . . . . . . . . . . . .              (8)
                                                                    ----------
LOSS BEFORE TAXES ON INCOME AND EXTRAORDINARY LOSS . . . . . .             (79)

Taxes on income. . . . . . . . . . . . . . . . . . . . . . . .              29
                                                                    ----------
LOSS BEFORE EXTRAORDINARY LOSS . . . . . . . . . . . . . . . .            (108)

Extraordinary loss, net of taxes . . . . . . . . . . . . . . .             (21)
                                                                    ----------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . .            (129)
                                                                    ----------
                                                                    ----------
LOSS PER COMMON SHARE:
     Before extraordinary loss . . . . . . . . . . . . . . . .      $    (2.90)
     Extraordinary loss. . . . . . . . . . . . . . . . . . . .           (0.56)
                                                                    ----------

NET LOSS PER COMMON SHARE. . . . . . . . . . . . . . . . . . .           (3.46)
                                                                    ----------
                                                                    ----------

THE NOTES TO FINANCIAL STATEMENTS ON PAGES 29 THROUGH 52 ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)



                                                                        AS OF
                                                                    DECEMBER 31,
                                                                        1993
                                                                    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (primarily time deposits). . . . . .       $     211
Receivables (net of reserves of $13) . . . . . . . . . . . . .             264
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .             145
                                                                     ---------
     Total current assets. . . . . . . . . . . . . . . . . . .             620
                                                                     ---------
PROPERTY, PLANT AND EQUIPMENT, NET . . . . . . . . . . . . . .             754
EXCESS REORGANIZATION VALUE (net of accumulated amortization of $113)      735
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .              54
                                                                     ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . . .           2,163
                                                                     ---------
                                                                     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        $    104
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .             208
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .               2
Long-term debt maturing within one year. . . . . . . . . . . .             165
Taxes on income. . . . . . . . . . . . . . . . . . . . . . . .              20
                                                                     ---------
     Total current liabilities . . . . . . . . . . . . . . . .             499
                                                                     ---------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . .           1,309
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . .             180
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .             309
STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - $1 par value; authorized 36,000,000 shares;
                  $1.80 convertible preferred stock (initial series);
                  outstanding - none . . . . . . . . . . . . .               -
Common stock  -   $0.10 par value; authorized 200,000,000 shares;
                  outstanding 37,158,085 (after deducting
                  27,876 shares held in treasury). . . . . . .               4
Capital received in excess of par value. . . . . . . . . . . .               -
Deferred currency translation. . . . . . . . . . . . . . . . .              (9)
Reinvested earnings/(deficit). . . . . . . . . . . . . . . . .            (129)
                                                                     ---------
     Total stockholders' equity/(deficit). . . . . . . . . . .            (134)
                                                                     ---------
     Total liabilities and stockholders' equity. . . . . . . .           2,163
                                                                     ---------
                                                                     ---------


THE NOTES TO FINANCIAL STATEMENTS ON PAGES 29 THROUGH 52 ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                      MAY 7
                                                                     THROUGH
                                                                    DECEMBER 31,
                                                                       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (129)

Adjustments to reconcile net loss to net cash:
     Amortization of Excess Reorganization Value . . . . . . .             113
     Extraordinary loss. . . . . . . . . . . . . . . . . . . .              21
     Depreciation, depletion and amortization. . . . . . . . .              44
     Postretirement expense. . . . . . . . . . . . . . . . . .               7
     Deferred income taxes . . . . . . . . . . . . . . . . . .              22
     Net gain on asset dispositions. . . . . . . . . . . . . .              (9)
Decrease in working capital:
     Receivables . . . . . . . . . . . . . . . . . . . . . . .              51
     Inventories . . . . . . . . . . . . . . . . . . . . . . .               4
     Payables. . . . . . . . . . . . . . . . . . . . . . . . .              14
     Accrued expenses. . . . . . . . . . . . . . . . . . . . .              37
Decrease in other assets . . . . . . . . . . . . . . . . . . .               7
Increase in other liabilities. . . . . . . . . . . . . . . . .               5
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .              (4)
                                                                    -----------
     Net cash flows from operating activities. . . . . . . . .             183
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . .             (29)
Net proceeds from asset dispositions . . . . . . . . . . . . .              29
                                                                    -----------
     Net cash flows from investing activities. . . . . . . . .               -
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . .              36
Repayment of debt. . . . . . . . . . . . . . . . . . . . . . .             (57)
                                                                    -----------
     Net cash flows to financing activities. . . . . . . . . .             (21)
                                                                    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .             162
                                                                    -----------
Cash and cash equivalents as of beginning of period. . . . . .              49
                                                                    -----------
Cash and cash equivalents as of end of period. . . . . . . . .             211
                                                                    -----------
                                                                    -----------
Supplemental Cash Flow Disclosures:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .        $     73
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . .               5
                                                                    -----------
                                                                    -----------

THE NOTES TO FINANCIAL STATEMENTS ON PAGER 29 THROUGH 52 ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   (TERMS IN INITIAL CAPITAL LETTERS ARE DEFINED ELSEWHERE IN THIS FORM 10-K)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. Revenue is recognized upon the shipment of products. Net currency translation gains or losses on foreign subsidiaries are included in deferred currency translation, a component of stockholders' equity.

     Excess Reorganization Value, which was recorded as a result of the implementation of fresh start accounting, is being amortized through April 1998. The Corporation continues to evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of Excess Reorganization Value may warrant revision or that the remaining balances may not be recoverable. The Corporation uses an estimate of its undiscounted cash flows over the remaining life of the Excess Reorganization Value in measuring whether the asset is recoverable. See "Financial Restructuring" note below for more information on the implementation of fresh start accounting.

     For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

FINANCIAL RESTRUCTURING

     On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "RESTRUCTURING") through implementation of a "prepackaged" plan of reorganization under federal bankruptcy laws (the "PREPACKAGED PLAN") which was confirmed on April 23, 1993 by the Bankruptcy Court. In the Restructuring, the Corporation (i) converted approximately $1.4 billion of subordinated debt and accrued interest into Common Stock and warrants to purchase Common Stock,
(ii) converted approximately $340 million of its bank obligations into 10 1/4% Senior Notes due 2002 ("SENIOR 2002 NOTES") and (iii) extended the maturities of its remaining Bank Debt and certain public debt. Upon consummation of the Restructuring, all previously existing defaults upon senior securities were waived or cured. None of the subsidiaries of the Corporation were part of this proceeding and there was no impact on trade creditors of the Corporation's subsidiaries. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. See "Predecessor Company - Notes to Financial Statements - Financial Restructuring and Fresh Start Accounting" notes for information on the terms and implementation of the Prepackaged Plan and fresh start accounting.

PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS

     The following unaudited Pro Forma Condensed Consolidated Statement of Earnings for the year ended December 31, 1993 has been prepared giving effect to the consummation of the Restructuring, including the implementation of fresh start accounting, as if the consummation had occurred on January 1, 1993. Due to the Restructuring and implementation of fresh start accounting, financial statements effective May 7, 1993 for the restructured company are not comparable to financial statements prior to that date for the predecessor company. However, for presentation of this statement, total results for 1993 are shown under the caption "Total Before Adjustments." The adjustments set forth under the caption "Pro Forma Adjustments" reflect the implementation of the Prepackaged Plan and the adoption of fresh start accounting as if they had occurred on January 1, 1993.

                                 USG CORPORATION
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                          YEAR ENDED DECEMBER 31, 1993
                                   (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                 TOTAL
                                                                BEFORE          PRO FORMA
                                                              ADJUSTMENTS      ADJUSTMENTS      PRO FORMA
                                                             -------------  ---------------   -----------
     Net sales . . . . . . . . . . . . . . . . . . .          $    1,916       $     -          $  1,916
     Cost of products sold . . . . . . . . . . . . .               1,544             -             1,544
                                                              ------------      --------        ---------
     Gross profit. . . . . . . . . . . . . . . . . .                 372             -               372
     Selling and administrative expense. . . . . . .                 220             -               220
     Amortization of Excess Reorganization Value . .                 113            57   (a)         170
                                                              ------------      --------        ---------
     Operating profit/(loss) . . . . . . . . . . . .                  39           (57)              (18)
     Interest expense. . . . . . . . . . . . . . . .                 178           (42)  (b)         136
     Interest income . . . . . . . . . . . . . . . .                  (6)            -                (6)
     Other (income)/expense, net . . . . . . . . . .                  (2)           (1)  (c)          (3)
     Reorganization items. . . . . . . . . . . . . .                (709)          709   (d)           -
                                                              ------------      --------        ---------
     Earnings/(loss) before taxes on income,
          extraordinary gain and changes in
          accounting principles. . . . . . . . . . .                 578          (723)             (145)
     Taxes on income . . . . . . . . . . . . . . . .                  46           (16)               30
                                                              ------------      --------        ---------
     Earnings/(loss) before extraordinary gain and
          changes in accounting principles . . . . .                 532          (707)             (175)
                                                              ------------      --------        ---------
                                                              ------------      --------        ---------


     (a) Reflects amortization of Excess Reorganization Value which would have been recorded during the period of January 1 through May 6, 1993.

     (b) Reflects the adjustment to restate interest expense for the period of January 1 through May 6, 1993 to the amount that would have been recorded.

     (c) Represents the reversal of first quarter 1993 amortization of historical capitalized financing costs which were written off in connection with the Restructuring.

     (d) Represents the reversal of actual reorganization items incurred in connection with the Restructuring and implementation of fresh start accounting. This gain would have been recorded in 1992 had the Restructuring occurred on January 1, 1993.


EXTRAORDINARY LOSS

     In December 1993, the Corporation recorded an extraordinary loss of $21 million, net of related income tax benefit of $11 million, reflecting the write-off of the reorganization discount associated with debt issues expected to be prepaid, redeemed or purchased in 1994 in connection with the Corporation's planned public offering of Common Stock and issuance of new senior notes. See "Subsequent Event" note for more information on the planned public offering of stock and issuance of new senior notes.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to earnings as incurred and amounted to $10 million in the period of May 7 through December 31, 1993.


TAXES ON INCOME AND DEFERRED INCOME TAXES

     Loss before taxes on income and extraordinary loss consisted of the following (dollars in millions):


                                                        MAY 7
                                                       THROUGH
                                                    DECEMBER 31,
                                                        1993
                                                    ------------
     U.S.. . . . . . . . . . . . . . . . . . . . .  $     (72)
     Foreign . . . . . . . . . . . . . . . . . . .         (7)
                                                    ------------
     Total . . . . . . . . . . . . . . . . . . . .        (79)
                                                    ------------
                                                    ------------


     Taxes on income consisted of the following (dollars in millions):


                                                        MAY 7
                                                       THROUGH
                                                    DECEMBER 31,
                                                        1993
                                                    ------------
     Current:
       U.S. Federal. . . . . . . . . . . . . . . .  $       12
       Foreign . . . . . . . . . . . . . . . . . .           5
       State . . . . . . . . . . . . . . . . . . .           1
                                                    ------------
                                                            18
                                                    ------------
     Deferred:
       U.S. Federal. . . . . . . . . . . . . . . .          11
       Foreign . . . . . . . . . . . . . . . . . .           -
       State . . . . . . . . . . . . . . . . . . .           -
                                                    ------------
                                                            11
                                                    ------------
     Total . . . . . . . . . . . . . . . . . . . .          29
                                                    ------------
                                                    ------------


     The difference between the statutory U.S. Federal income tax/(benefit) rate and the Corporation's effective income tax rate is summarized as follows:


                                                                 MAY 7
                                                                THROUGH
                                                             DECEMBER 31,
                                                                 1993
                                                            --------------
     Statutory U.S. Federal income tax/(benefit) rate. . . .    (35.0)%
     Excess Reorganization Value amortization. . . . . . . .     49.6
     Foreign tax rate differential . . . . . . . . . . . . .     11.4
     Statutory rate adjustment to historical deferred taxes.      4.0
     Valuation allowance adjustment. . . . . . . . . . . . .      3.3
     Other, net. . . . . . . . . . . . . . . . . . . . . . .      3.4
                                                              ---------
     Effective income tax rate . . . . . . . . . . . . . . .     36.7
                                                              ---------
                                                              ---------


     Temporary differences and carryforwards which give rise to current and long-term deferred tax (assets)/liabilities as of December 31, 1993 were as follows (dollars in millions):


                                                            AS OF
                                                        DECEMBER 31,
                                                            1993
                                                        -----------
     Property, plant and equipment . . . . . . . . . . . $    164
     Debt discount . . . . . . . . . . . . . . . . . . .       19
                                                         ----------
     Deferred tax liabilities. . . . . . . . . . . . . .      183
                                                         ----------

     Pension and retiree medical benefits. . . . . . . .      (90)
     Reserves not deductible until paid. . . . . . . . .      (61)
     Other . . . . . . . . . . . . . . . . . . . . . . .       (8)
                                                         ----------
     Deferred tax assets before valuation allowance. . .     (159)
     Valuation allowance . . . . . . . . . . . . . . . .       90
                                                         ----------
     Deferred tax assets . . . . . . . . . . . . . . . .      (69)
                                                         ----------
     Net deferred tax liabilities. . . . . . . . . . . .      114
                                                         ----------
                                                         ----------


     A valuation allowance has been provided for deferred tax assets relating to pension and retiree medical benefits due to the long-term nature of their realization. Because of the uncertainty regarding the application of the Internal Revenue Code (the "CODE") to the Corporation's NOL Carryforwards as a result of the Prepackaged Plan, no deferred tax asset is recorded. Under fresh start accounting rules, any benefit realized from utilizing predecessor company NOL Carryforwards will not impact net earnings.

     The Corporation has NOL Carryforwards of $90 million remaining from 1992 after using approximately $23 million to offset U.S. taxable income in 1993 and a reduction due to cancellation of indebtedness from the Prepackaged Plan.
These NOL Carryforwards may be used to offset U.S. taxable income through 2007. The Code will limit the Corporation's annual use of its NOL Carryforwards to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Code to the exchange of stock for debt, the Corporation's NOL Carryforwards could be further reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.

     The Corporation does not provide for U.S. Federal income taxes on the portion of undistributed earnings of foreign subsidiaries which are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $79 million as of December 31, 1993. Any future repatriation of undistributed earnings would not, in the opinion of management, result in significant additional taxes.


INVENTORIES

     In accordance with the implementation of fresh start accounting, inventories were stated at fair market value as of May 6, 1993. Most of the Corporation's domestic inventories are valued under the last-in, first-out ("LIFO") method. As of December 31, 1993, the LIFO values of these inventories were $103 million and would have been the same if they were valued under the first-in, first-out ("FIFO") and average production cost methods. The remaining inventories are stated at the lower of cost or market, under the FIFO or average production cost methods.

Inventories include material, labor and applicable factory overhead costs. Inventory classifications were as follows (dollars in millions):


                                                      AS OF
                                                  DECEMBER 31,
                                                      1993
                                                  -----------
     Finished goods and work-in-process. . . . . .  $   84
     Raw materials . . . . . . . . . . . . . . . .      53
     Supplies. . . . . . . . . . . . . . . . . . .       8
                                                    ---------
     Total . . . . . . . . . . . . . . . . . . . .     145
                                                    ---------
                                                    ---------


     The LIFO value of U.S. domestic inventories under fresh start accounting exceeded that computed for U.S. Federal income tax purposes by $25 million as of December 31, 1993.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were stated at fair market value as of May 6, 1993 in accordance with fresh start accounting. Provisions for depreciation are determined principally on a straight-line basis over the expected average useful lives of composite asset groups. Depletion is computed on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. Interest during construction is capitalized on major property additions. Property, plant and equipment classifications were as follows (dollars in millions):


                                                          AS OF
                                                      DECEMBER 31,
                                                          1993
                                                      -----------
     Land and mineral deposits . . . . . . . . . .    $      61
     Buildings and realty improvements . . . . . .          233
     Machinery and equipment . . . . . . . . . . .          496
                                                      -----------
                                                            790
     Reserves for depreciation and depletion . . .          (36)
                                                      -----------
     Total . . . . . . . . . . . . . . . . . . . .          754
                                                      -----------
                                                      -----------


LEASES

     The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancellable operating leases. These leases have various terms and renewal options. Lease expense amounted to $22 million in the period of May 7 through December 31, 1993. Future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining noncancellable terms in excess of one year as of December 31, 1993 were as follows (dollars in millions):


                                                   MINIMUM
                                                    LEASE
                                                   PAYMENTS
                                                   --------
     1994. . . . . . . . . . . . . . . . . . . . .  $   24
     1995. . . . . . . . . . . . . . . . . . . . .      21
     1996. . . . . . . . . . . . . . . . . . . . .      16
     1997. . . . . . . . . . . . . . . . . . . . .      12
     1998. . . . . . . . . . . . . . . . . . . . .      11
     Thereafter. . . . . . . . . . . . . . . . . .      35
                                                    -------
     Aggregate minimum payments. . . . . . . . . .     119
                                                    -------
                                                    -------


INDEBTEDNESS

     Total debt, including currently maturing debt, consisted of the following (dollars in millions):


                                                                 AS OF
                                                             DECEMBER 31,
                                                                 1993
                                                             -----------
     SECURED DEBT:
     Bank Term Loan, installments due 1997 through 2000. .     $  448
     Senior notes and debentures:
       8% Senior Notes due 1995. . . . . . . . . . . . . .         75
       8% Senior Notes due 1996. . . . . . . . . . . . . .         90
       8% Senior Notes due 1997. . . . . . . . . . . . . .        100
       9% Senior Notes due 1998. . . . . . . . . . . . . .         35
       10 1/4% Senior Notes due 2002 . . . . . . . . . . .        478
       7 7/8% Sinking Fund Debentures due 2004 . . . . . .         36
       8 3/4% Sinking Fund Debentures due 2017 . . . . . .        200
     Other secured debt, average interest rate 8.0%,
          varying payments through 1999. . . . . . . . . .         31

     UNSECURED DEBT:
     Industrial revenue bonds, 5.9% ranging to 8.0%,
          due through 2014 . . . . . . . . . . . . . . . .         38
                                                               --------
     Total principal amount of debt. . . . . . . . . . . .      1,531
     Less unamortized reorganization discount. . . . . . .        (55)
                                                               --------
     Total carrying amount of debt . . . . . . . . . . . .      1,476
                                                               --------
                                                               --------


     As of December 31, 1993, the Corporation and its subsidiaries had $1,531 million total principal amount of debt (before unamortized reorganization discount) on a consolidated basis. Of such total debt, $105 million represented direct borrowings by the subsidiaries, including $38 million of industrial revenue bonds, $36 million of 7 7/8% sinking fund debentures issued by U.S. Gypsum in 1974 and subsequently assumed by the Corporation on a joint and several basis in 1985, $27 million of debt (primarily project financing) incurred by the Corporation's foreign subsidiaries other than CGC, $2 million of working capital borrowings by CGC, and $2 million of other long-term borrowings by CGC.

     The Credit Agreement includes a cash sweep mechanism under which excess cash as of the end of any year, calculated in accordance with the Credit Agreement, must be used to pay debt within the following year. As of December 31, 1993, such excess cash amounted to $158 million. Accordingly, $158 million of long term debt was reclassified to currently maturing long-term debt.

     On August 10, 1993, the Corporation issued $138 million of Senior 2002 Notes in exchange for $92 million of Bank Term Loans due 1994 through 1996 and $46 million of Capitalized Interest Notes due 2000. The Corporation did not receive any cash proceeds from the issuance of these securities. In connection with this transaction, the Credit Agreement was modified, providing for the following changes: (i) scheduled Bank Term Loan amortization payments of $95 million due in 1994, 1995 and 1996 were eliminated ($3 million was added to the final maturity of the Bank Term Loan due in 2000); (ii) USG Interiors paid $9 million of Capitalized Interest Notes due in 1998; and (iii) the cash sweep mechanism was modified to permit the use of up to $165 million of cash otherwise subject to mandatory Bank Term Loan prepayments in 1994, 1995 and 1996 for payment or purchase of senior debt with maturities prior to January 1, 1999, or for the prepayment of Bank Term Loans, at the discretion of the Corporation.

     The Bank Term Loan and most other senior debt are secured by a pledge of all of the shares of the Corporation's major domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries including CGC, pursuant to a collateral trust arrangement controlled primarily by holders of the Bank Term Loan. The rights of the Corporation and its creditors to the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Corporation may itself be a creditor with enforceable claims against such subsidiary. The average rate of interest on the Bank Term Loan was 5.3% in the period of May 7 through December 31, 1993.

     The "Other Secured Debt" category shown in the table above primarily includes short-term and long-term borrowings from several foreign banks by USG International used principally to finance construction of the Aubange, Belgium ceiling tile plant. This debt is secured by a lien on the assets of the Aubange plant and has restrictive covenants that restrict, among other things, the payment of dividends. Foreign borrowings made by the Corporation's international operations are generally allowed, within certain limits, under provisions of the Credit Agreement.

     In general, the Credit Agreement restricts, among other things, the incurrence of additional indebtedness, mergers, asset dispositions, investments, prepayment of other debt, dealings with affiliates, capital expenditures, payment of dividends and lease commitments. The Credit Agreement, as amended in accordance with the Prepackaged Plan, also requires the Corporation, beginning January 1, 1995, to satisfy certain financial covenants.

      The fair market value of debt as of December 31, 1993 was $1,481 million, based on indicative bond prices as of that date, excluding other secured debt, primarily representing financing for construction of the Aubange plant, which was not practicable to estimate.

      Aggregate, presently scheduled maturities of long-term debt, after the assumed effect of prepayments pursuant to the aforementioned cash sweep mechanism and excluding other amounts classified as current liabilities, are $9 million, $20 million, $148 million and $153 million in the years 1995 through 1998, respectively.
                                         35

PENSION PLANS

   The Corporation and most of its subsidiaries have defined benefit retirement plans for all eligible employees. Benefits of the plans are generally based on years of service and employees' compensation during the last years of employment. The Corporation's contributions are made in accordance with independent actuarial reports which, for most plans, required minimal funding in the period of May 7 through December 31, 1993. Net pension expense included the following components (dollars in millions):


                                                              MAY 7
                                                             THROUGH
                                                           DECEMBER 31,
                                                              1993
                                                            ---------
 Service cost-benefits earned during the period...........  $   7
 Interest cost on projected benefit obligation............     21
 Actual return on plan assets.............................    (37)
 Net amortization/(deferral)..............................     16
                                                            ------
 Net pension expense......................................      7
                                                            ------
                                                            ------


   The pension plan assets, which consist primarily of publicly traded common stocks and debt securities, had an estimated fair market value that was lower than the projected benefit obligation as of December 31, 1993. The following table presents a reconciliation of the total assets of the pension plans to the projected benefit obligation (dollars in millions):


                                                                 AS OF
                                                              DECEMBER 31,
                                                                 1993
                                                                -------
      Amount of assets available for benefits:
         Funded assets of the plans at fair market value....... $ 400
         Accrued pension expense...............................    25
                                                               ------
      Total assets of the plans................................   425
                                                               ------
      Present value of estimated pension obligation:
         Vested benefits.......................................   329
         Nonvested benefits....................................    27
                                                               ------
      Accumulated benefit obligation...........................   356
      Additional benefits based on projected future salary
         increases.............................................    85
                                                               ------
      Projected benefit obligation.............................   441
                                                               ------
      Projected benefit obligation in excess of assets.........   (16)
                                                               ------
                                                               ------


   The projected benefit obligation in excess of assets consisted of an unrecognized net loss due to changes in assumptions and differences between actual and estimated experience.

   The expected long-term rate of return on plan assets was 9% for the period of May 7 through December 31, 1993. The assumed weighted average discount rate used in determining the accumulated benefit obligation was 7% and the rate of increases in projected future compensation levels was 5%.

POSTRETIREMENT BENEFITS

   The Corporation maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees.

   The following table summarizes the components of net periodic postretirement benefit cost for the period of May 7 through December 31, 1993 (dollars in millions):

                                                               MAY 7
                                                              THROUGH
                                                             DECEMBER 31,
                                                                1993
                                                               ------
      Service cost of benefits earned......................... $    4
      Interest on accumulated postretirement benefit obligation     9
                                                                -----
      Net periodic postretirement benefit cost................     13
                                                                -----
                                                                -----

   The status of the Corporation's accrued postretirement benefit cost as of December 31, 1993 was as follows (dollars in millions):


                                                               AS OF
                                                             DECEMBER 31,
                                                                1993
                                                               ------
   Accumulated postretirement benefit obligation:
      Retirees............................................. $      123
      Fully eligible active participants...................         14
      Other active participants............................         66
                                                                ------
                                                                   203
   unrecognized net loss...................................         (2)
                                                                ------
   Accrued postretirement benefit cost liability
   Unrecognized on the Consolidated Balance Sheet............      201
                                                                ------
                                                                ------

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% as of December 31, 1993 with a gradually declining rate to 5% by the year 2000 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $22 million and increase the net periodic postretirement benefit cost for the period of May 7 through December 31, 1993 by $2 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7%.

COMMITMENTS AND CONTINGENCIES

   The Corporation employs a variety of off-balance sheet financial instruments to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and energy costs. These instruments consists primarily of interest rate caps and swaps, foreign currency forward exchange contracts and energy price swaps and option agreements. The Corporation designates interest rate swaps as hedges of LIBOR-based bank debt, and accrues as interest expense the differential to be paid or received under the agreements as rates change over the life of the contracts. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions. Upon settlement of energy price contracts, the resulting gain or loss is included in related manufacturing cost. The Corporation continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its off-balance sheet financial instruments and does not anticipate non-performance by the counterparties.

   As of December 31, 1993, the Corporation had approximately $500 million (notional amount) of interest rate contracts outstanding, extending up to three years, and approximately $50 million (combined notional amount) of foreign currency and energy price contracts outstanding, extending one year or less. The difference in the value of all of the aforementioned contracts and the December 31, 1993 market value was not material.

MANAGEMENT PERFORMANCE PLAN

   On May 6, 1993, all outstanding stock options were cancelled without consideration and certain shares of restricted and deferred stock were cashed-out pursuant to "change in control" provisions contained in the Management Performance Plan (the "PERFORMANCE PLAN"). As of December 31, 1993, restricted stock and awards for deferred stock yet to be issued (totaling 25,259 shares) remained outstanding as a consequence of certain waivers of the change in control event by senior members of management.

   As permitted by the Prepackaged Plan, 2,788,350 common shares were reserved for future issuance in conjunction with stock options, all of which remained in reserve as of December 31,1993. Options for 1,673,000 common shares were granted on June 1, 1993, leaving an additional 1,115,350 common shares available for future grants. The options granted on June 1, 1993 become exercisable in the years 1994 through 1996 at an exercise price of $10.3125 per share.

PREFERRED SHARE PURCHASE RIGHTS

   On June 6, 1988, the Corporation adopted a Preferred Share Purchase Rights Plan and pursuant to its provisions declared, subject to the consummation of the 1988 Recapitalization, a distribution of one right (the "RIGHTS") upon each new share of Common Stock issued in the 1988 Recapitalization. The 1988 Recapitalization became effective July 13, 1988 and the distribution occurred immediately thereafter. The Rights contain provisions which are intended to protect stockholders in the event of an unsolicited attempt to acquire the Corporation.

   The Preferred Share Purchase Rights Plan was terminated in connection with the implementation of the Prepackaged Plan. On May 6, 1993, a new rights plan (the "RIGHTS AGREEMENT") was adopted with provisions substantially similar to the old rights agreement except that: (i) the purchase price of the Rights was reset; (ii) the expiration of the Rights was extended; (iii) a so-called "flip-in" feature and exchange feature were added; (iv) certain exemptions were added permitting certain acquisition and the continued holding of common shares by Water Street and its affiliates in excess of the otherwise specified thresholds; (v) the redemption price was reduced; and
(vi) the amendment provision was liberalized.

     Under the terms of the Rights Agreement, and subject to certain exceptions for Water Street and its affiliates, generally the Rights become exercisable (i) 10 days following the date of a public announcement that a person or group of affiliated or associated persons (an "ACQUIRING PERSON"), other than the Corporation, any employee benefit plan of the Corporation, any entity holding Common Stock for or pursuant to the terms of any such plan, has beneficial ownership (as defined in the Rights Agreement) of 20% or more of the then outstanding Common Stock,
(ii) 10 days following the date of a public announcement that a person or group of affiliated or associated persons (an "ADVERSE PERSON") has beneficial ownership of 10% or more of the then outstanding Common Stock, the acquisition of which has been determined by the Board to present an actual threat of an acquisition of the Corporation that would not be in the best interest of the Corporation's stockholders or (iii) 10 days following the date of commencement of, or public announcement of, a tender offer or exchange offer for 30% or more of the Common Stock. When exercisable, each of the Rights entitles the registered holder to purchase one-hundredth of a share of a junior participating preferred stock, series C, $1.00 par value per share, at a price of $35.00 per one-hundredth of a preferred share, subject to adjustments.

   In the event that the Corporation is the surviving corporation in a merger or other business combination involving an Acquiring Person or an Adverse Person and the Common Stock remains outstanding and unchanged or in the event that an Acquiring Person or an Adverse Person engages in one of a number of self-dealing transactions specified in the Rights Agreement, proper provision will be made so that each holder of a Right, other than Rights that are or were beneficially owned (as defined in the Rights Agreement) by the Acquiring Person or the Adverse Person, as the case may be, on the earliest of the Distribution Date, the date the Acquiring Person acquires 20% or more of the outstanding Common Stock or the date the Adverse Person becomes such (which will thereafter be void), will thereafter have the right to receive upon exercise thereof that number of shares of Common Stock having a market value at the time of such transaction of two times the exercise price of the Right. In addition, under certain circumstances the Board has the option of exchanging all or part of the Rights (excluding void Rights) for Common Stock in the manner described in the Rights Agreement. The Rights Agreement also contains a so-called "flip-in" feature which provides that if any person or group of affiliated or associated persons becomes an Adverse Person, then the provisions of the preceding two sentences shall apply.

WARRANTS

   On May 6, 1993, a total of 2,602,566 warrants, each to purchase a share of Common Stock at an exercise price of $16.14 per share (the "WARRANTS"), were issued to holders of the Old Junior Subordinated Debentures in addition to the shares of Common Stock issued to such holders, all as provided by the Prepackaged Plan. Upon issuance, each of the Warrants entitled the holder to purchase one share of Common Stock at a purchase price of $16.14 per share, subject to adjustment under certain events.

   The Warrants are exercisable, subject to applicable securities laws, at any time prior to May 6, 1998. Each share of Common Stock issued upon exercise of a Warrant prior to the Distribution Date (as defined in the Rights Agreement) and prior to the redemption or expiration of the Rights will be accompanied by an attached Right issued under the terms and subject to the conditions of the Rights Agreement as it may then be in effect. As of December 31, 1993, 2,601,619 Warrants were outstanding.

STOCKHOLDERS' EQUITY

     Changes in stockholders' equity are summarized as follows (dollars in millions):


                                                                    MAY 7
                                                                   THROUGH
                                                                DECEMBER 31,
                                                                      1993
                                                               -------------
          COMMON STOCK:
          Beginning Balance. . . . . . . . . . . . . . . . .    $    4
                                                                 -----
          Ending Balance . . . . . . . . . . . . . . . . . .         4
                                                                 -----

          CAPITAL RECEIVED IN EXCESS OF PAR VALUE:
          Beginning Balance. . . . . . . . . . . . . . . . .         -
                                                                 -----
          Ending Balance . . . . . . . . . . . . . . . . . .         -
                                                                 -----


          DEFERRED CURRENCY TRANSLATION:
          Beginning Balance. . . . . . . . . . . . . . . . .         -
          Change during the period . . . . . . . . . . . . .        (9)
                                                                 -----
          Ending Balance . . . . . . . . . . . . . . . . . .        (9)
                                                                 -----

          REINVESTED EARNINGS/(DEFICIT):
          Beginning Balance. . . . . . . . . . . . . . . . .         -
          Net earnings/(loss). . . . . . . . . . . . . . . .      (129)
                                                                 -----
          Ending Balance . . . . . . . . . . . . . . . . . .      (129)
                                                                 -----

          Total stockholders' equity/(deficit) . . . . . . .      (134)
                                                                 -----
                                                                 -----



          As of December 31, 1993, there were 27,876 shares of $0.10 par value Common Stock held in treasury, which were acquired through the forfeiture of restricted stock.


LITIGATION

          One of the Corporation's subsidiaries, U.S. Gypsum, is among numerous defendants in lawsuits arising out of the manufacture and sale of asbestos-containing building materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930's; in most cases the products were discontinued or asbestos was removed from the product formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with maintenance or removal and replacement of products containing asbestos (the "PROPERTY DAMAGE CASES"). Others of these suits (the "PERSONAL INJURY CASES") seek to recover compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos and asbestos-containing products. It is anticipated that additional personal injury and property damage cases containing similar allegations will be filed.

          As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately

$625 million of insurance remains potentially available. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U.S. GYPSUM CO. V. ADMIRAL INSURANCE CO., ET AL.) (the "COVERAGE ACTION"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

          U.S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $10.9 million in 1991, $25.8 million in 1992, and $8.2 million in 1993.


PROPERTY DAMAGE CASES

          The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. U.S. Gypsum is one of many defendants in four cases that have been certified as class actions and others that request such certification. One class action suit is brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (IN RE ASBESTOS SCHOOL LITIGATION, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits or are participants in a state court class action involving approximately 333 school districts in Michigan. (BOARD OF EDUCATION OF THE CITY OF DETROIT, ET AL. V. THE CELOTEX CORP., ET AL., Circuit Court for Wayne County, Mich.) On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (PRINCE GEORGE CENTER, INC. V. U.S. GYPSUM CO., ET AL., Court of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (CENTRAL WESLEYAN COLLEGE V. W.R. GRACE & CO., ET AL., U.S.D.C. S.C.). On December 23, 1992, a case was filed in state court in South Carolina purporting to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the four above-described class actions (ANDERSON COUNTY HOSPITAL V. W.R. GRACE & CO., ET AL., Court of Common Pleas, Hampton Co., S.C. (the "ANDERSON CASE"). On January 14, 1993, the plaintiff filed an amended complaint that added a number of claims and defendants, including USG Corporation. The amended complaint alleges, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. This case has not been certified as a class action and no other threshold issues, including whether the South Carolina Courts have personal jurisdiction over the Corporation, have been decided. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

          As of December 31, 1993, 61 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. In addition, approximately 42 property damage claims have been threatened against U.S. Gypsum.

          In total, U.S. Gypsum has settled property damage claims of approximately 191 plaintiffs involved in approximately 75 cases. Twenty-five cases have been tried to verdict, 16 of which were won by U.S. Gypsum and 6 lost; two other cases, one won at the trial level and one lost, were settled during appeals. Another case that was lost at the trial court level has been reversed on appeal and a new trial ordered. Appeals are pending in 5 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; a third was settled after the verdict was reversed on appeal. The remaining punitive damage award is on appeal.

          In 1991, 13 new Property Damage Cases were filed against U.S. Gypsum, 11 were dismissed before trial, 8 were settled, 2 were closed following trial or appeal, and 100 were pending at year-end. U.S. Gypsum expended $22.2 million for the defense and resolution of Property Damage Cases and received insurance payments of $13.8 million in 1991. During 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. In 1993, 5 new Property Damage Cases were filed against U.S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year-end. U.S. Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993.

          In the Property Damage Cases litigated to date, a defendant's liability for compensatory damages, if any, has been limited to damages associated with the presence and quantity of asbestos-containing products manufactured by that defendant which are identified in the buildings at issue, although plaintiffs in some cases have argued that principles of joint and several liability should apply. Because of the unique factors inherent in each of the Property Damage Cases, including the lack of reliable information as to product identification and the amount of damages claimed against U.S. Gypsum in many cases, including the class actions described above, management is unable to make a reasonable estimate of the cost of disposing of pending Property Damage Cases.


PERSONAL INJURY CASES

          U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 59,000 claimants pending as of December 31, 1993. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

          U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the

Center for Claims Resolution (the "CENTER"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "WELLINGTON AGREEMENT") are supporting insurers (the "SUPPORTING INSURERS") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the Personal Injury Cases. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above, of which approximately $262 million remains unexhausted.

          On January 15, 1993, U.S. Gypsum and the other members of the Center were named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania (GEORGINE ET AL. V. AMCHEM PRODUCTS INC., ET AL., Case No. 93-CV-0215) (hereinafter "GEORGINE," formerly known as "CARLOUGH"). The complaint generally defines the class of plaintiffs as all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants and who had not filed an asbestos personal injury suit as of the date of the filing of the class action. Simultaneously with the filing of the class action, the parties filed a settlement agreement in which the named plaintiffs, proposed class counsel, and the defendants agreed to settle and compromise the claims of the proposed class. The settlement, if approved by the court, will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Class members will be given the opportunity to "opt out," or elect to be excluded from the settlement, although the defendants reserve the right to withdraw from the settlement if the number of opt outs is, in their sole judgment, excessive. In addition, in each year a limited number of claimants will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

          The Center members, including U.S. Gypsum, have instituted proceedings against those of their insurance carriers that had not consented to support the settlement, seeking a declaratory judgment that the settlement is reasonable and, therefore, that the carriers are obligated to fund their portion of it. Consummation of the settlement is contingent upon, among other things, court approval of the settlement and a favorable ruling in the declaratory judgment proceedings against the non-consenting insurers. It is anticipated that appeals will follow the district court's ruling on the fairness and reasonableness of the settlement.

          Each of the defendants has committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial ten year period of the agreement (which is automatically extended unless terminated by the defendants). Taking into account the provisions of the settlement agreement concerning the maximum number of claims that must be processed in each year and the total amount to be made available to the claimants, the Center estimates that U.S. Gypsum will be obligated to fund a maximum of approximately $125 million of the class action settlement, exclusive of expenses, with a maximum payment of less than $18 million in any single year; of the total amount of U.S. Gypsum's obligation, all but approximately $7 million is expected to be paid by U.S. Gypsum's insurance carriers.

          During 1991, approximately 13,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 6,300 were settled or dismissed. U.S. Gypsum incurred expenses of $15.1 million in 1991 with respect to Personal Injury Cases of which $15.0 million was paid by insurance. During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. As of December 31, 1993, 1992, and 1991, approximately 59,000, 54,000, and 43,000 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

          U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost is likely to increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U.S. Gypsum has reached settlements on approximately 26,700 pending Personal Injury Cases for an amount estimated at approximately $32 million. These settlements will be consummated and the cases closed over a three year period. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1993, can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $100 million and $120 million (of which all but $2 million or $5 million, respectively, is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) an increase in the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid;
(iii) the committed but unconsummated settlements described above; and (iv) a small increase in U.S. Gypsum's historical settlement average.

          Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimates, based on assumptions supplied by the Center, U.S. Gypsum's maximum total exposure in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims and claims resolved as part of the class action settlement, as well as defense costs and other expenses, at approximately $262 million, of which approximately $250 million is expected to be paid by insurance. U.S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number of such claims that are filed, which cannot presently be determined.


COVERAGE ACTION

          As indicated above, all of U.S. Gypsum's carriers initially denied coverage for the Property Damage Cases and the Personal Injury Cases, and U.S. Gypsum initiated the Coverage Action to establish its right to such coverage.

U.S. Gypsum has voluntarily dismissed the Supporting Insurers referred to above from the personal injury portion of the Coverage Action because they are committed to providing personal injury coverage in accordance with the Wellington Agreement. U.S. Gypsum's claims against the remaining carriers for coverage for the Personal Injury Cases have been stayed since 1984.

     On January 7, 1991, the trial court in the Coverage Action ruled on the applicability of U.S. Gypsum's insurance policies to settlements and one adverse judgment in eight Property Damage Cases. The court ruled that the eight cases were generally covered, and imposed coverage obligations on particular policy years based upon the dates when the presence of asbestos-containing material was "first discovered" by the plaintiff in each case. The court awarded reimbursement of approximately $6.2 million spent by U.S. Gypsum to resolve the eight cases. U.S. Gypsum has appealed the court's ruling with respect to the policy years available to cover particular claims, and the carriers have appealed most other aspects of the court's ruling. The appeal process is likely to take up to a year or more from the date of this report.

     U.S. Gypsum's experience in the Property Damage Cases suggests that "first discovery" dates in the eight cases referred to above (1978 through 1985) are likely to be typical of most pending cases. U.S. Gypsum's total insurance coverage for the years 1978 through 1984 is approximately $350 million (after subtracting insolvencies and discounts given to settling carriers). However, some pending cases, as well as some cases filed in the future, may be found to have first discovery dates later than August 1, 1984, after which U.S. Gypsum's insurance policies did not provide coverage for asbestos-related claims. In addition, as described below, the first layer excess carrier for the years 1980 through 1984 is insolvent and U.S. Gypsum may be required to pay amounts otherwise covered by those and other insolvent policies. Accordingly, if the court's ruling is affirmed, U.S. Gypsum will likely be required to bear a portion of the cost of the property damage litigation.

     Eight carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers have agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the next four years. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. It cannot presently be determined when such coverage might be reached. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1993, carriers providing a total of approximately $90 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $250 million of coverage that was unexhausted as of December 31, 1993 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage
Action. U.S. Gypsum will continue to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

     Insolvency proceedings have been instituted against four of U.S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975 to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980 to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983 to July 31,

1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963 to April 15, 1971. It is possible that U.S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies. In addition, portions of various policies issued by Lloyd's and other London market companies between 1966 and 1979 have also become insolvent; under the Wellington Agreement, U.S. Gypsum must pay these amounts, which total approximately $12 million.

     It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U.S. Gypsum. The number of Personal Injury Cases pending against U.S. Gypsum has increased in each of the last several years. In addition, many Property Damage Cases are still at an early stage and the potential liability therefrom is consequently uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


ACCOUNTING CHANGE

     Effective January 1, 1994, the Corporation will adopt the requirements of Financial Accounting Standards Board Interpretation No. 39. In accordance with Interpretation No. 39, U.S. Gypsum will record an accrual for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and will separately record an asset equal to the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine is deemed probable) future Personal Injury Cases, it is presently anticipated that the liabilities and assets to be recorded in 1994 will relate only to pending Personal Injury Cases. This implementation of Interpretation No. 39 is not expected to have a material impact on reported earnings or net assets.


ENVIRONMENTAL LITIGATION

     The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In substantially all of these sites, the involvement of the Corporation or its Subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimable costs associated with these sites including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.

SUBSEQUENT EVENT

     On January 7, 1994, the Corporation filed a Registration Statement (Registration No. 33-51845), as amended on February 16, 1994, pertaining to its planned public offering (the "OFFERING") of 6,000,000 new shares of Common Stock to be sold by the Corporation and 4,000,000 shares of Common Stock to be sold by Water Street Corporate Recovery Fund I, L.P. The Offering is part of a refinancing strategy which also includes (i) the placement (the "NOTE PLACEMENT") of $150 million principal amount of Senior 2001 Notes with certain institutional investors and (ii) certain amendments to the Corporation's Credit Agreement (the "CREDIT AGREEMENT AMENDMENTS" and, together with the Offering and Note Placement, the "TRANSACTIONS"). The Credit Agreement Amendments will, among other things, increase the size of the Corporation's revolving credit facility by $70 million and amend existing mandatory Bank Term Loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and the purchase of its public debt. Certain Credit Agreement Amendments are contingent on the consummation of the Offering.

     The Corporation expects to use a portion of the net proceeds from the Offering and the Note Placement, together with approximately $158 million of existing cash generated from operations to pay $140 million of Bank Term Loans and to redeem or purchase approximately $260 million aggregate principal amount of certain other senior debt issues. The remainder of the net proceeds, approximately $92 million, will be available for general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. The following is an unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1993 illustrating the effect of the Transactions as if they had occurred on that date:




                                 USG CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                             As of December 31, 1993
                                   (unaudited)
                              (Dollars in millions)

                                                         Historical Pro Forma
                                                         ---------- ---------
     Cash and cash equivalents . . . . . . . . . . . .    $   211   $   145
     Other current assets. . . . . . . . . . . . . . .        409       409
     Other assets. . . . . . . . . . . . . . . . . . .      1,543     1,543
                                                           ------    ------
          Total assets . . . . . . . . . . . . . . . .      2,163     2,097
                                                           ------    ------
                                                           ------    ------

     Long-term debt maturing within one year . . . . .    $   165   $     7
     Other current liabilities . . . . . . . . . . . .        334       334
     Long-term debt. . . . . . . . . . . . . . . . . .      1,309     1,218
     Other liabilities . . . . . . . . . . . . . . . .        489       489
     Total stockholders' equity. . . . . . . . . . . .       (134)       49
                                                           ------    ------
          Total liabilities and stockholders' equity .      2,163     2,097
                                                           ------    ------
                                                           ------    ------


GEOGRAPHIC AND INDUSTRY SEGMENTS

     Transactions between geographic areas are accounted for on an "arm's-length" basis. No single customer accounted for 4% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

     Intrasegment and intersegment eliminations largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Segment operating profit/(loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses which benefit more than one segment. Operating profit/(loss) in the period of May 7 through December 31, 1993 reflects the non-cash amortization of Excess Reorganization Value which had the impact of reducing the operating profit of domestic Gypsum Products by $51 million, domestic Interior Systems by $60 million and Building Products Distribution by $2 million.

     To assist the reader in evaluating the profitability of each geographic and industry segment, EBITDA is shown separately in the following tables. EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization. For the period of May 7 through December 31, 1993, the Corporation also added back non-cash postretirement charges and an extraordinary loss. The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.




                                                          OPERATING                   DEPRECIATION
MAY 7 THROUGH DECEMBER 31, 1993               NET          PROFIT/                    DEPLETION AND     CAPITAL     IDENTIFIABLE
GEOGRAPHIC SEGMENTS                          SALES         (LOSS)         EBITDA      AMORTIZATION   EXPENDITURES      ASSETS
- -------------------                          -----        --------        ------      ------------   ------------    -----------
                                                                            (Dollars in millions)

United States:
     Gypsum Products . . . . . . . . . .   $   683        $    47        $   108        $    61        $    17        $   904
     Interior Systems. . . . . . . . . .       255            (22)            30             52              2            510
     Building Products Distribution. . .       372              4              7              3              1            121
     Intrasegment eliminations . . . . .      (163)             -              -              -              -              -
     Corporate . . . . . . . . . . . . .         -            (26)           (18)            10              -            254
                                            ------         ------         ------         ------         ------         ------
     Total . . . . . . . . . . . . . . .     1,147              3            127            126             20          1,789

Canada . . . . . . . . . . . . . . . . .        95             (6)            10             17              6            178
Other Foreign  . . . . . . . . . . . . .       143              4             18             14              3            197
Transfers between geographic areas . . .       (60)             -              -              -              -             (1)
                                            ------         ------         ------         ------         ------         ------
Total. . . . . . . . . . . . . . . . . .     1,325              1            155            157             29          2,163
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


INDUSTRY SEGMENTS
- -----------------
Gypsum Products. . . . . . . . . . . . .   $   806        $    53        $   129        $    76        $    23        $ 1,093
Interior Systems . . . . . . . . . . . .       373            (30)            37             68              5            695
Building Products Distribution . . . . .       372              4              7              3              1            121
Intersegment eliminations. . . . . . . .      (226)             -              -              -              -              -
Corporate. . . . . . . . . . . . . . . .         -            (26)           (18)            10              -            254
                                            ------         ------         ------         ------         ------         ------
Total. . . . . . . . . . . . . . . . . .     1,325              1            155            157             29          2,163
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------





                                                           MAY 7
                                                          THROUGH
                                                       DECEMBER 31,
TRANSFERS BETWEEN GEOGRAPHIC AREAS                         1993
- ----------------------------------                     -------------
                                                   (Dollars in millions)


United States. . . . . . . . . . . . . . . .              $  25
Canada . . . . . . . . . . . . . . . . . . .                 16
Other Foreign. . . . . . . . . . . . . . . .                 19
                                                           -----
Total. . . . . . . . . . . . . . . . . . . .                 60
                                                           -----
                                                           -----

SUBSIDIARY DEBT GUARANTEES

     The Corporation issued $340 million aggregate principal amount of Senior 2002 Notes in May 1993 and an additional $138 million aggregate principal amount of similar notes in August 1993. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd., L&W Supply, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "COMBINED GUARANTORS") guaranteed, in the manner described below, both the obligations of the Corporation under the Credit Agreement and the Senior 2002 Notes. The Combined Guarantors are jointly and severally liable under the Subsidiary Guarantees. Holders of the Bank Debt have the right to (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Term Loan, Revolving Credit Facility, Capitalized Interest Notes and Senior 2002 Notes pro rata based on the respective amounts owed thereon) and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Term Loan, the Revolving Credit Facility and the Capitalized Interest Notes are retired regardless of whether any Senior 2002 Notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law) and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank PARI PASSU with all unsubordinated obligations of the guarantor.

     There are 43 Non-Guarantors (the "COMBINED NON-GUARANTORS"), substantially all of which are subsidiaries of Guarantors. The Combined Non-Guarantors primarily include CGC, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries. The long-term debt of the Combined Non-Guarantors of $24 million as of December 31, 1993 has restrictive covenants that restrict, among other things, the payment of dividends.

  The following condensed consolidating information presents:

  (i) Condensed financial statements as of December 31, 1993 and for the period of May 7 through December 31, 1993 of: (a) the Corporation on a parent company only basis (the "PARENT COMPANY," which was the only entity of the Corporation included in the bankruptcy proceeding); (b) the Combined Guarantors; (c) the Combined Non-Guarantors; and (d) the Corporation on a consolidated basis. Due to the Restructuring and implementation of fresh start accounting, the financial statements for the restructured company (periods after May 6, 1993) are not comparable to those of the predecessor company. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is omitted as such separate financial information is not deemed material to investors.

     (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

     (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.


                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                         MAY 7 THROUGH DECEMBER 31, 1993
                              (DOLLARS IN MILLIONS)


                                                                             COMBINED
                                             PARENT          COMBINED          NON-
                                             COMPANY        GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                          ------------   ----------------   -----------   ---------------   ------------
NET SALES. . . . . . . . . . . . . . . .  $       -      $       1,153      $     238     $       (66)      $    1,325
                                          ------------   ----------------   -----------   --------------    ------------

GROSS PROFIT . . . . . . . . . . . . . .         -                 216             47               -              263
                                          ------------   ----------------   -----------   --------------    ------------

OPERATING PROFIT/(LOSS). . . . . . . . .        (27)                30             (2)              -                1

Equity in net loss of the Subsidiaries .        291                 11              -            (302)               -
Interest expense, net. . . . . . . . . .         84                  2              2               -               88
Corporate service charge . . . . . . . .       (106)               106              -               -                -
Other expense/(income) . . . . . . . . .       (197)               188              1               -               (8)
                                          ------------   ----------------   -----------   --------------    ------------

LOSS BEFORE TAXES ON INCOME AND
 EXTRAORDINARY LOSS. . . . . . . . . . .        (99)              (277)            (5)            302              (79)

Taxes on income. . . . . . . . . . . . .          9                 14              6               -               29
                                          ------------   ----------------   -----------   --------------    ------------

LOSS BEFORE EXTRAORDINARY LOSS . . . . .       (108)              (291)           (11)            302             (108)

Extraordinary loss, net of taxes . . . .        (21)                 -              -               -              (21)
                                          ------------   ----------------   -----------   --------------    ------------

NET LOSS . . . . . . . . . . . . . . . .       (129)              (291)           (11)            302             (129)
                                          ------------   ----------------   -----------   --------------    ------------
                                          ------------   ----------------   -----------   --------------    ------------


                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1993
                              (DOLLARS IN MILLIONS)


                                                                                 COMBINED
                                             PARENT           COMBINED             NON-
                                             COMPANY         GUARANTORS         GUARANTORS        ELIMINATIONS       CONSOLIDATED
                                        ---------------   ---------------    ---------------    ----------------    --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents . . . . .    $        187      $         (8)       $        32        $          -        $      211
 Receivables, net. . . . . . . . . .               8               240                 44                 (28)              264
 Inventories . . . . . . . . . . . .               -               114                 34                  (3)              145
                                        ---------------   ---------------     --------------     ---------------     -------------
  Total current assets . . . . . . .             195               346                110                 (31)              620
PROPERTY, PLANT AND EQUIPMENT, NET .              21               620                113                   -               754
INVESTMENT IN SUBSIDIARIES . . . . .           1,511               277                  -              (1,788)                -
EXCESS REORGANIZATION VALUE, NET . .               -               582                153                   -               735
OTHER ASSETS . . . . . . . . . . . .             (35)               91                  3                  (5)               54
                                        ---------------   ---------------     --------------     ---------------     -------------
  Total assets . . . . . . . . . . .           1,692             1,916                379              (1,824)            2,163
                                        ---------------   ---------------     --------------     ---------------     -------------
                                        ---------------   ---------------     --------------     ---------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued
   expenses. . . . . . . . . . . . .    $        100      $        207        $        52        $        (27)       $      332
 Notes payable and long-term debt
  maturing within one year . . . . .             158                 3                  6                   -               167
                                        ---------------   ---------------     --------------     ---------------     -------------
  Total current liabilities. . . . .             258               210                 58                 (27)              499
LONG-TERM DEBT . . . . . . . . . . .           1,249                36                 24                   -             1,309
DEFERRED INCOME TAXES. . . . . . . .              14               151                 15                   -               180
OTHER LIABILITIES. . . . . . . . . .             296                 8                  5                   -               309
STOCKHOLDERS' EQUITY/(DEFICIT):
 Common stock. . . . . . . . . . . .               4                 1                  6                  (7)                4
 Capital received in excess of
   par value . . . . . . . . . . . .               -             1,472                310              (1,782)                -
 Deferred currency translation . . .               -                 -                 (9)                  -                (9)
 Reinvested earnings/(deficit) . . .            (129)               38                (30)                 (8)             (129)
                                        ---------------   ---------------     --------------     ---------------     -------------
  Total stockholders' equity/
    (deficit). . . . . . . . . . . .            (125)            1,511                277              (1,797)             (134)
                                        ---------------   ---------------     --------------     ---------------     -------------
  Total liabilities and stockholders'
    equity . . . . . . . . . . . . .           1,692             1,916                379              (1,824)            2,163
                                        ---------------   ---------------     --------------     ---------------     -------------
                                        ---------------   ---------------     --------------     ---------------     -------------


                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         MAY 7 THROUGH DECEMBER 31, 1993
                              (DOLLARS IN MILLIONS)


                                                                                      COMBINED
                                                         PARENT        COMBINED         NON-
                                                         COMPANY      GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                       -----------  --------------  ------------  --------------  ---------------
NET CASH FLOWS (TO)/FROM OPERATING ACTIVITIES. . . .   $    (27)    $       185     $      25     $         -     $         183
                                                       -----------  --------------  ------------  --------------  ---------------

 Capital expenditures. . . . . . . . . . . . . . . .          -             (20)           (9)              -               (29)
 Net proceeds from asset dispositions. . . . . . . .         16              13             -               -                29
                                                       -----------  --------------  ------------  --------------  ---------------
NET CASH FLOWS (TO)/FROM INVESTING ACTIVITIES. . . .         16              (7)           (9)              -                 -
                                                       -----------  --------------  ------------  --------------  ---------------

 Issuance of debt. . . . . . . . . . . . . . . . . .          -               -            36               -                36
 Repayment of debt . . . . . . . . . . . . . . . . .         (8)             (9)          (40)              -               (57)
 Cash dividends (paid)/received. . . . . . . . . . .          -              12           (12)              -                 -
 Net cash transfers (to)/from Corporate. . . . . . .        182            (182)            -               -                 -
                                                       -----------  --------------  ------------  --------------  ---------------
NET CASH FLOWS (TO)/FROM FINANCING ACTIVITIES. . . .        174            (179)          (16)              -               (21)
                                                       -----------  --------------  ------------  --------------  ---------------

NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .        163              (1)            -               -               162
                                                       -----------  --------------  ------------  --------------  ---------------
Cash and cash equivalents at beginning of period . .         24              (7)           32               -                49
                                                       -----------  --------------  ------------  --------------  ---------------
Cash and cash equivalents at end of period . . . . .        187              (8)           32               -               211
                                                       -----------  --------------  ------------  --------------  ---------------
                                                       -----------  --------------  ------------  --------------  ---------------


                                 USG CORPORATION
                                MANAGEMENT REPORT

  Management is responsible for the preparation and integrity of the financial statements and related notes included herein. These statements have been prepared in accordance with generally accepted accounting principles and, of necessity, include some amounts that are based on management's best estimates and judgments.

  The Corporation's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained personnel, and are monitored through an internal audit program. The Corporation's policies and procedures prescribe that the Corporation and its subsidiaries are to maintain ethical standards and that its business practices are to be consistent with those standards.

  The Audit Committee of the Board, consisting solely of outside Directors of the Corporation, maintains an ongoing appraisal, on behalf of the stockholders, of the effectiveness of the independent auditors and management with respect to the preparation of financial statements, the adequacy of internal controls and the Corporation's accounting policies.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and Board
  of Directors of USG Corporation:

  We have audited the accompanying consolidated balance sheet of USG Corporation (Restructured Company), a Delaware corporation, and subsidiaries as of December 31, 1993 and the related consolidated statements of earnings and cash flows for the period of May 7 through December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As discussed in Notes to Financial Statements - "Financial Restructuring" note, on May 6, 1993, the Corporation completed a comprehensive financial restructuring through the implementation of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code and applied fresh start accounting. As such, results of operations through May 6, 1993 (Predecessor Company) are not comparable with results of operations subsequent to that date.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the period of May 7 through December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Notes to Financial Statements - "Litigation" note, in view of the limited insurance funding currently available for property damage cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in property damage cases that reach trial prior to the completion of the coverage action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the coverage action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the consolidated results of operations or the consolidated financial position of the Corporation.






                                            ARTHUR ANDERSEN & CO.
Chicago, Illinois
January 31, 1994

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                              (DOLLARS IN MILLIONS)


                                            BEGINNING       ENDING
CLASSIFICATION                               BALANCE        BALANCE
- --------------                            -------------  ------------
MAY 7 THROUGH DECEMBER 31, 1993
- -------------------------------

     Land and mineral deposits . . . . .  $        61    $       61
     Buildings and realty improvements .          228           233
     Machinery and equipment . . . . . .          478           496
                                          -------------  ------------
     Total . . . . . . . . . . . . . . .          767           790
                                          -------------  ------------
                                          -------------  ------------

  In accordance with fresh start accounting, the Corporation adjusted its property, plant and equipment accounts as of May 6, 1993 to fair market value.

  Detailed information regarding additions and deductions is omitted as neither total additions nor total deductions during the period shown above exceeded 10% of the balance at the end of the period. Total additions were $29 million, total deductions were $8 million and other adjustments increased property, plant and equipment by $2 million in the period of May 7 through December 31, 1993.

  Total deductions include the effect of foreign currency translation which increased total deductions by $5 million in the period of May 7 through December 31, 1993.

  Upon retirement or other disposition of property, the applicable cost and accumulated depreciation and depletion are removed from the accounts. Any gains and losses are included in earnings.

                                 USG CORPORATION
                             (RESTRUCTURED COMPANY)
                                   SCHEDULE VI
                    ACCUMULATED DEPRECIATION AND DEPLETION OF
                          PROPERTY, PLANT AND EQUIPMENT
                              (DOLLARS IN MILLIONS)


                                                          BEGINNING    ENDING
Classification                                             BALANCE     BALANCE
- --------------                                            ---------   --------

MAY 7 THROUGH DECEMBER 31, 1993
- -------------------------------
     Land and mineral deposits . . . . . . . . . . . .      $   -     $   -
     Buildings and realty improvements . . . . . . . .          -         8
     Machinery and equipment . . . . . . . . . . . . .          -        28
                                                            -----     -----
     Total. . . . . . . .. . . . . . . . . . . . . . .          -        36
                                                            -----     -----
                                                            -----     -----

  In accordance with fresh start accounting, the Corporation adjusted its property, plant and equipment accounts as of May 6, 1993 to fair market value. Consequently, there were no reserves for depreciation and depletion as of May 7, 1993.

  Detailed information regarding additions and deductions is omitted as neither total additions nor total deductions of property, plant and equipment (see
Schedule V) during the period shown above exceeded 10% of the balance of property, plant and equipment at the end of the period. Total provisions for depreciation and depletion were $34 million, total deductions were $1 million and other adjustments increased reserves by $3 million in the period of May 7 through December 31, 1993.

  Upon retirement or other disposition of property, the applicable cost and accumulated depreciation and depletion are removed from the accounts. Any gains and losses are included in earnings.

                                 USG CORPORATION
                             (Restructured Company)
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in millions)


                                                                 PROVISION     RECEIVABLES
                                                                CHARGED TO     WRITTEN OFF
                                                 BEGINNING       COSTS AND    AND DISCOUNTS    ENDING
ACCOUNT                                           BALANCE         EXPENSES       ALLOWED       BALANCE
- -------                                          ---------       ----------   -------------    -------

MAY 7 THROUGH DECEMBER 31, 1993
- --------------------------------
     Doubtful accounts . . . . . . . .            $  11           $  4          $  (4)         $  11
     Cash discounts. . . . . . . . . .                2             15            (15)             2


                                 USG CORPORATION
                             (Restructured Company)
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                              (Dollars in millions)


                                                                                MAXIMUM       AVERAGE       WEIGHTED
                                                                                 AMOUNT        AMOUNT        AVERAGE
                                                                WEIGHTED      OUTSTANDING   OUTSTANDING     INTEREST
CATEGORY OF AGGREGATE                             ENDING         AVERAGE       DURING THE    DURING THE    rATE DURING
SHORT-TERM BORROWINGS                            BALANCE      INTEREST RATE      PERIOD       PERIOD (a)  THE PERIOD (b)
- ---------------------                            -------      -------------   -----------   ------------  --------------
MAY 7 THROUGH DECEMBER 31, 1993

     Notes payable (c) . . . . . . . .            $   2           6.6%          $   9          $   7           6.6%
     Revolving Credit Facility (d) . .                -             -               -              -             -

(a) The average of month-end principal balances.

(b) Computed by dividing average monthly interest expense for the period by the average amount of short-term borrowings outstanding.

(c) Represents borrowings from several foreign banks by USG International and CGC which are generally not subject to the provisions of the Credit Agreement.

(d) The Credit Agreement includes a $175 million Revolving Credit Facility, of which $110 million was established as a letter of credit subfacility.


                                 USG CORPORATION
                             (Restructured Company)
                                   SCHEDULE X
                 SUPPLEMENTAL STATEMENT OF EARNINGS INFORMATION
                              (Dollars in millions)

  The following amounts were charged to costs and expenses:


                                                                       May 7
                                                                      through
                                                                    December 31,
                                                                       1993
                                                                    ------------
  Maintenance and repairs. . . . . . . . . . . . . . . . . .          $    84
                                                                      --------
                                                                      --------
  Depreciation, depletion and amortization . . . . . . . . .          $    44
  Amortization of excess reorganization value. . . . . . . .              113
                                                                      -------
     Total depreciation, depletion and amortization. . . . .              157
                                                                      --------
                                                                      --------

  Maintenance and repairs are recorded as costs or expenses when incurred.

  Taxes (excluding payroll and income taxes), rents, royalties and advertising costs are not shown above, as individually they do not exceed one percent of net sales in the period shown.

                                 USG CORPORATION
                             (Restructured Company)
                 SUPPLEMENTAL NOTE ON FINANCIAL INFORMATION FOR
                          UNITED STATES GYPSUM COMPANY
                        (A SUBSIDIARY OF USG CORPORATION)

  USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. As of December 31, 1993, debentures totaling $36 million were recorded on the holding company's books of account. Financial results for U.S. Gypsum are presented below in accordance with disclosure requirements of the SEC (dollars in millions):


                          SUMMARY STATEMENT OF EARNINGS


                                                                       May 7
                                                                      through
                                                                    December 31,
                                                                       1993
                                                                    ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .         $    673
Cost and expenses. . . . . . . . . . . . . . . . . . . . . .              584
Amortization of Excess Reorganization Value. . . . . . . . .               41
                                                                     ---------
Operating profit . . . . . . . . . . . . . . . . . . . . . .               48
Interest income, net . . . . . . . . . . . . . . . . . . . .               (2)
Other income, net. . . . . . . . . . . . . . . . . . . . . .               (1)
Corporate charges. . . . . . . . . . . . . . . . . . . . . .               60
                                                                     ---------
Loss before taxes on income. . . . . . . . . . . . . . . . .               (9)
Taxes on income. . . . . . . . . . . . . . . . . . . . . . .               15
                                                                     ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .              (24)
                                                                     ---------
                                                                     ---------


                              SUMMARY BALANCE SHEET


                                                                       As of
                                                                    December 31,
                                                                       1993
                                                                    ------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .         $    190
Property, plant and equipment, net . . . . . . . . . . . . .              483
Excess Reorganization Value, net . . . . . . . . . . . . . .              265
Other assets . . . . . . . . . . . . . . . . . . . . . . . .                3
                                                                     ---------
  Total assets . . . . . . . . . . . . . . . . . . . . . . .              941
                                                                     ---------
                                                                     ---------

Current liabilities. . . . . . . . . . . . . . . . . . . . .         $    124
Other liabilities and obligations. . . . . . . . . . . . . .              149
Stockholder's equity . . . . . . . . . . . . . . . . . . . .              668
                                                                     ---------
  Total liabilities and stockholder's equity . . . . . . . .              941
                                                                     ---------
                                                                     ---------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       WITH RESPECT TO SUPPLEMENTAL NOTE AND FINANCIAL STATEMENT SCHEDULES



     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of USG Corporation (Restructured Company) included in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the asbestos litigation as discussed in Notes to Financial Statements - "Litigation" note. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental note and financial statement schedules on pages 54 through 59 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental note and financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN & CO.
Chicago, Illinois
January 31, 1994

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)



                                                                    JANUARY 1
                                                                     THROUGH
                                                                      MAY 6,       YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                      1993           1992            1991
                                                                     -----          -----           -----

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   591        $ 1,777        $ 1,712
Cost of products sold. . . . . . . . . . . . . . . . . . . . . .        482          1,460          1,385
                                                                     ------         ------         ------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . .        109            317            327

Selling and administrative expenses. . . . . . . . . . . . . . .         71            218            194
                                                                     ------         ------         ------

OPERATING PROFIT . . . . . . . . . . . . . . . . . . . . . . . .         38             99            133

Interest expense . . . . . . . . . . . . . . . . . . . . . . . .         86            334            333
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .         (2)           (12)           (11)
Other expense, net . . . . . . . . . . . . . . . . . . . . . . .          6              1              5
Reorganization items . . . . . . . . . . . . . . . . . . . . . .       (709)             -              -
                                                                     ------         ------         ------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS BEFORE
     TAXES ON INCOME, EXTRAORDINARY GAIN AND
     CHANGES IN ACCOUNTING PRINCIPLES. . . . . . . . . . . . . .        657           (224)          (194)

Taxes on income/(income tax benefit) . . . . . . . . . . . . . .         17            (33)           (53)
                                                                     ------         ------         ------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY GAIN AND CHANGES
     IN ACCOUNTING PRINCIPLES. . . . . . . . . . . . . . . . . .        640           (191)          (141)

Extraordinary gain, net of taxes . . . . . . . . . . . . . . . .        944              -              -
Cumulative effect of changes in accounting principles, net . . .       (150)             -              -
                                                                     ------         ------         ------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS . . . . . . . . . . .      1,434           (191)          (141)

Reserve for DAP divestiture, net of taxes. . . . . . . . . . . .          -              -            (20)
                                                                     ------         ------         ------

NET EARNINGS/(LOSS). . . . . . . . . . . . . . . . . . . . . . .     1,434            (191)          (161)
                                                                    -------         ------         ------
                                                                    -------         ------         ------


PER-SHARE INFORMATION IS OMITTED BECAUSE, DUE TO THE RESTRUCTURING AND IMPLEMENTATION OF FRESH START ACCOUNTING, IT IS NOT
MEANINGFUL.

THE NOTES TO FINANCIAL STATEMENTS ON PAGES 64 THROUGH 95 ARE AN INTEGRAL PART OF THIS STATEMENT.


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)



                                                                      AS OF          AS OF
                                                                     MAY 6,      DECEMBER 31,
                                                                      1993           1992
                                                                     ------       -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (primarily time deposits). . . . . . .    $    49        $   180
Receivables (net of reserves of $13 and $11) . . . . . . . . . .        315            299
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        148            113
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .          -             88
                                                                     ------         ------

     Total current assets. . . . . . . . . . . . . . . . . . . .        512            680
                                                                     ------         ------
PROPERTY, PLANT AND EQUIPMENT, NET . . . . . . . . . . . . . . .        767            800
PURCHASED GOODWILL, NET. . . . . . . . . . . . . . . . . . . . .          -             69
EXCESS REORGANIZATION VALUE. . . . . . . . . . . . . . . . . . .        851              -
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .         64            110
                                                                     ------         ------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . .      2,194          1,659
                                                                     ------         ------
                                                                     ------         ------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .    $    96        $    91
Accrued interest expense . . . . . . . . . . . . . . . . . . . .          9            386
Other accrued expenses . . . . . . . . . . . . . . . . . . . . .        162            167
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .          6              2
Revolving Credit Facility. . . . . . . . . . . . . . . . . . . .          -            140
Long-term debt maturing within one year. . . . . . . . . . . . .          9            576
Long-term debt classified as current . . . . . . . . . . . . . .          -          1,926
Taxes on income. . . . . . . . . . . . . . . . . . . . . . . . .         13              -
                                                                     ------         ------
     Total current liabilities . . . . . . . . . . . . . . . . .        295          3,288
                                                                     ------         ------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . .      1,446             67
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .        170            175
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .        279              9
STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock -  $1 par value; $1.80 convertible preferred stock
                   (initial series); outstanding - none. . . . .          -              -
Common stock -     $0.10 par value; outstanding 37,157,458 and
                   55,757,394 shares (after deducting 27,556 and
                   368,409 shares held in treasury). . . . . . .          4              5
Capital received in excess of par value. . . . . . . . . . . . .          -             23
Deferred currency translation. . . . . . . . . . . . . . . . . .          -             (8)
Reinvested earnings/(deficit). . . . . . . . . . . . . . . . . .          -         (1,900)
                                                                     ------         ------
     Total stockholders' equity/(deficit). . . . . . . . . . . .          4         (1,880)
                                                                     ------         ------
     Total liabilities and stockholders' equity. . . . . . . . .      2,194          1,659
                                                                     ------         ------
                                                                     ------         ------

THE NOTES TO FINANCIAL STATEMENTS ON PAGES 64 THROUGH 95 ARE AN INTEGRAL PART OF THIS STATEMENT.


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)



                                                                                        JANUARY 1
                                                                                         THROUGH
                                                                                         MAY 6,        YEARS ENDED DECEMBER 31,
                                                                                                       ------------------------
                                                                                          1993           1992           1991
                                                                                          -----          -----          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings/(loss) from continuing operations . . . . . . . . . . . . . . . . . . . . .    $ 1,434        $  (191)       $  (141)
Reserve for DAP divestiture, net of taxes. . . . . . . . . . . . . . . . . . . . . .          -              -            (20)
Adjustments to reconcile earnings/(loss) from
     continuing operations to net cash:
     Cumulative effect of accounting changes . . . . . . . . . . . . . . . . . . . .        150              -              -
     Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . . . .         22             66             68
     Postretirement expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4              -              -
     Interest expense on pay-in-kind debentures. . . . . . . . . . . . . . . . . . .         17             74             63
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)           (25)           (13)
     Net (gain)/loss on asset dispositions . . . . . . . . . . . . . . . . . . . . .          4             (5)            (3)
(Increase)/decrease in working capital:
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18             (1)           (16)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8)            (3)            (7)
     Payables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3             (4)           (14)
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15            213            132
Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12)           (23)            (9)
Changes due to reorganization items:
     Increase in reorganization items. . . . . . . . . . . . . . . . . . . . . . . .         65              -              -
     Net adjustments to fair market value. . . . . . . . . . . . . . . . . . . . . .       (759)             -              -
     Gain on discharge of prepetition liabilities. . . . . . . . . . . . . . . . . .       (944)             -              -
     Payment of liabilities net of collection of
          letters of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)             -              -
Decrease in other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -             (2)            (2)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3)            (9)            (9)
                                                                                         ------         ------         ------
     Net cash flows (to)/from operating activities . . . . . . . . . . . . . . . . .        (14)            90             29
                                                                                         ------         ------         ------

Cash Flows from Investing Activities:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12)           (49)           (49)
Net proceeds from asset dispositions . . . . . . . . . . . . . . . . . . . . . . . .          -              6              5
Net proceeds from divestiture of discontinued operations . . . . . . . . . . . . . .          -              -             80
                                                                                         ------         ------         ------
     Net cash flows (to)/from investing activities . . . . . . . . . . . . . . . . .        (12)           (43)            36
                                                                                         ------         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5             57             65
Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (142)           (75)           (68)
(Increase)/decrease in restricted assets . . . . . . . . . . . . . . . . . . . . . .         32             (4)           (84)
                                                                                         ------         ------         ------
     Net cash flows to financing activities. . . . . . . . . . . . . . . . . . . . .       (105)           (22)           (87)
                                                                                         ------         ------         ------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . .          -              -              2
                                                                                         ------         ------         ------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .       (131)            25            (20)
                                                                                         ------         ------         ------
Cash and cash equivalents as of beginning of period. . . . . . . . . . . . . . . . .        180            155            175
                                                                                         ------         ------         ------
Cash and cash equivalents as of end of period. . . . . . . . . . . . . . . . . . . .         49            180            155
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------

Supplemental Cash Flow Disclosures:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    58        $    52        $   154
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3             13             15
                                                                                         ------         ------         ------
                                                                                         ------         ------         ------

THE NOTES TO FINANCIAL STATEMENTS ON PAGES 64 THROUGH 95 ARE AN INTEGRAL PART OF THIS STATEMENT.


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   (TERMS IN INITIAL CAPITAL LETTERS ARE DEFINED ELSEWHERE IN THIS FORM 10-K)


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. Revenue is recognized upon the shipment of products. Net currency translation gains or losses on foreign subsidiaries are included in deferred currency translation, a component of stockholders' equity, except for the years ended December 31, 1992 and 1991, for which Mexican currency translation losses were charged to earnings. Purchased goodwill, which was written off in accordance with the implementation of fresh start accounting, was previously being amortized over a period of 40 years. See "Fresh Start Accounting" note below for more information on the implementation of fresh start accounting.

     For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.


FINANCIAL RESTRUCTURING

     On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "RESTRUCTURING") through implementation of a "prepackaged" plan of reorganization (the "PREPACKAGED PLAN"). The provisions of the Prepackaged Plan were agreed upon in principle with all committees and certain institutions representing debt subject to the Restructuring in January 1993. The Corporation's Registration Statement (Registration No. 33-40136), which included a Disclosure Statement and Proxy Statement - Prospectus, was declared effective by the SEC in February 1993. The solicitation process for approvals of the Prepackaged Plan was completed on March 15, 1993. The Corporation commenced a prepackaged Chapter 11 bankruptcy case in Delaware (IN RE: USG CORPORATION, Case No. 93-300) on March 17, 1993 and received the U.S. Bankruptcy Court's confirmation of the Prepackaged Plan on April 23, 1993. None of the subsidiaries of the Corporation were part of this proceeding and there was no impact on trade creditors of the Corporation's subsidiaries. Under the Prepackaged Plan, all previously existing defaults were waived or cured.

     The following summary of the major provisions of the Prepackaged Plan is qualified in its entirety by reference to the more detailed information appearing in the Disclosure Statement.

(a) The Prepackaged Plan provided for a one-for-50 reverse stock split (the "REVERSE STOCK SPLIT") which was effected immediately prior to the distribution of new common stock (the "NEW COMMON STOCK") pursuant to the Prepackaged Plan. On May 6, 1993, after giving effect to the Reverse Stock Split, the following distributions were made to holders of the following securities of the Corporation:

     (i) For each $1,000 principal amount of 13 1/4% senior subordinated debentures due 2000 (the "OLD SENIOR SUBORDINATED DEBENTURES") (excluding accrued interest thereon, which was cancelled), the holder received 50.81 shares of New Common Stock. As of May 6, 1993, the total principal amount of the Old Senior Subordinated Debentures was $600 million.

     (ii) For each $1,000 principal amount of 16% junior subordinated debentures due 2008 (the "OLD JUNIOR SUBORDINATED DEBENTURES") (excluding accrued interest thereon, which was cancelled), the holder received 11.61 shares of New Common Stock and 5.42 Warrants. As of May 6, 1993, the total principal amount of Old Junior Subordinated Debentures was $533 million, of which $480 million was subject to the distribution.

     Stockholders existing prior to the distribution of New Common Stock retained their shares of Common Stock, subject to the Reverse Stock Split. After giving effect to the Reverse Stock Split and distribution of New Common Stock, there were 37,157,458 shares of Common Stock outstanding on May 6, 1993, of which the shares held by stockholders existing prior to such distribution represented 3% of the total number of outstanding shares. If all Warrants were exercised, the aggregate holdings of Old Senior Subordinated Debenture holders, Old Junior Subordinated Debenture holders and previously existing stockholders would represent 76.7%, 20.6% and 2.7%, respectively, of the total number of outstanding shares.

(b) For each $1,000 principal amount of 7 3/8% senior notes due 1991 (the "OLD SENIOR 1991 NOTES"), the holder received $750 principal amount of 8% senior notes due 1995 (the "SENIOR 1995 NOTES") and $250 principal amount of 9% senior notes due 1998 (the "SENIOR 1998 NOTES"). As of May 6, 1993, the total principal amount of the Old Senior 1991 Notes was $100 million. In addition, the Corporation issued $10 million principal amount of Senior 1998 Notes to two institutional holders of existing 8% senior notes due 1996 (the "SENIOR 1996 NOTES") in exchange for an equal principal amount thereof. The Senior 1995 and 1998 Notes are secured, with certain other indebtedness of the Corporation and subject to a collateral trust arrangement controlled primarily by holders of the Banks' claims, by first priority security interests in the capital stock of certain subsidiaries of the Corporation.

(c) Pursuant to the Prepackaged Plan, modifications were made to a credit agreement dated as of July 1, 1988 (the "OLD CREDIT AGREEMENT") with the Bank Group. The modifications, reflected in the Credit Agreement, are summarized as follows: (i) issuance of $340 million of Senior 2002 Notes in exchange for $300 million principal amount of Bank Term Loans, $24 million of accrued but unpaid interest on the Bank Term Loan and $16 million owed in connection with certain interest rate swap contracts; (ii) extension of the final maturity of the remaining principal outstanding on the Bank Term Loan ($540 million) from 1996 to 2000 and deferral of any scheduled principal payments until December 1994; (iii) issuance of $56 million of Capitalized Interest Notes bearing annual interest at LIBOR plus 2 1/4% (or Citibank's base rate plus 1 1/4%) in exchange for $51 million of accrued but unpaid interest on the Bank Debt and $5 million in additional amounts owed in connection with interest rate swap contracts; (iv) making available (at the Corporation's option but subject to certain limitations on the availability of LIBOR) an annual interest rate applicable to the Bank Term Loan and an extended revolving credit facility of LIBOR plus 1 7/8% (or Citibank's base rate plus 7/8%), with the option to issue additional Capitalized Interest Notes for the amount of such interest in excess of LIBOR plus 1% per annum; (v) provision for an excess cash flow sweep that will take into account certain liquidity thresholds; (vi) suspension of all financial covenants through January 1, 1995 and providing for new covenants thereafter; and (vii) extension to 1998 of the maturity date of and establishment of a maximum borrowing capacity of $175 million under the Revolving Credit Facility, including a $110 million letter of credit subfacility. Capitalized Interest Notes of $47 million were allocated as term capitalized interest notes maturing in 2000, being direct obligations of the Corporation, and $9 million of the Capitalized Interest Notes were allocated as revolver capitalized interest notes maturing in 1998, being direct obligations of USG Interiors.

  The Corporation deferred certain principal and interest payments in order to maintain adequate liquidity during the Restructuring process. These payment deferrals constituted defaults under the applicable loan agreements and indentures, which were waived or cured on May 6, 1993.

FRESH START ACCOUNTING

  The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by SOP 90-7. Pursuant to such principles, in general, the Corporation's assets and liabilities were revalued. Total assets were stated at the reorganization value of the Corporation following the Restructuring. The Corporation primarily used "net present value" and "comparable companies" approaches to determine reorganization value (the "REORGANIZATION VALUE"). In the net present value approach, projected, unleveraged after-tax cash flows of the Subsidiaries and corporate operations through 1995 were discounted at rates approximating the Corporation's adjusted weighted average cost of capital. Terminal value was determined by capitalizing the 1995 projected results. Liabilities were stated at fair market value. The difference between the Reorganization Value of the assets and the fair market value of the liabilities was recorded as stockholders' equity with retained earnings restated to zero.

  In accordance with SOP 90-7, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. The portion of the Reorganization Value not attributable to specific assets ("EXCESS REORGANIZATION VALUE") will be amortized over a five year period. Adjustments were made to the historical balances of inventory, property, plant and equipment, purchased goodwill, long-term debt, various accrued liabilities and other long-term liabilities.

  The following balance sheet details the adjustments that were made as of May 6, 1993 to record the Restructuring and implement fresh start accounting:

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                AS OF MAY 6, 1993
                              (DOLLARS IN MILLIONS)

                                                PRE-                 (A)                (B)                  POST-
                                            RESTRUCTURING       RESTRUCTURING       FRESH START        RESTRUCTURING
                                           AND FRESH START       ADJUSTMENTS        ADJUSTMENTS       AND FRESH START
                                           --------------       -------------       -----------       ---------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . .     $     153           $    (104)         $       -          $       49
Receivables, net . . . . . . . . . . . .           281                  35                 (1)                315
Inventories. . . . . . . . . . . . . . .           122                   -                 26                 148
Restricted cash. . . . . . . . . . . . .            99                 (99)                 -                   -
                                             ------------        ------------      ------------        ------------
  Total current assets . . . . . . . . .           655                (168)                25                 512
PROPERTY, PLANT AND EQUIPMENT, NET . . .           792                   -                (25)                767
PURCHASED GOODWILL, NET. . . . . . . . .            69                   -                (69)                  -
EXCESS REORGANIZATION VALUE. . . . . . .             -                   -                851                 851
OTHER ASSETS . . . . . . . . . . . . . .            65                  (1)                 -                  64
                                             ------------        ------------      ------------        ------------
  Total assets . . . . . . . . . . . . .         1,581                (169)               782               2,194
                                             ------------        ------------      ------------        ------------
                                             ------------        ------------      ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . .     $      96          $       -          $       -          $        96
Accrued expenses . . . . . . . . . . . .           203                (28)                (4)                 171
Notes payable. . . . . . . . . . . . . .             6                  -                  -                    6
Revolving Credit Facility. . . . . . . .           140               (140)                 -                    -
Long-term debt maturing within one year.             9                  -                  -                    9
Long-term debt classified as current . .           427               (427)                 -                    -
Taxes on income. . . . . . . . . . . . .            17                  -                 (4)                  13
                                             ------------        ------------      ------------        ------------
  Total current liabilities. . . . . . .           898               (595)                (8)                 295
                                             ------------        ------------      ------------        ------------
LONG-TERM DEBT . . . . . . . . . . . . .            67              1,473                (94)               1,446
DEFERRED INCOME TAXES. . . . . . . . . .           111                 24                 35                  170
OTHER LIABILITIES. . . . . . . . . . . .           194                  -                 85                  279
LIABILITIES SUBJECT TO COMPROMISE. . . .         2,458             (2,458)                 -                    -
STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock  . . . . . . . . . . . .             -                  -                  -                    -
Common stock . . . . . . . . . . . . . .             5                 (1)                 -                    4
Capital received in excess of par value.            23                 444              (467)                   -
Deferred currency translation. . . . . .            (7)                  -                 7                    -
Reinvested earnings/(deficit). . . . . .        (2,168)                944             1,224                    -
                                             ------------        ------------      ------------        ------------
  Total stockholders' equity/(deficit) .        (2,147)              1,387               764                    4
                                             ------------        ------------      ------------        ------------
  Total liabilities and stockholders' equity     1,581                (169)              782                2,194
                                             ------------        ------------      ------------        ------------
                                             ------------        ------------      ------------        ------------

(a) To record the consummation of the Prepackaged Plan. See "Financial Restructuring" note above for a summary of the terms of the Prepackaged Plan.

(b) To record the adjustments to state assets and liabilities at their estimated fair market value, including establishment of Excess Reorganization Value.


REORGANIZATION ITEMS

  In connection with the Restructuring, the Corporation recorded a one-time reorganization items gain of $709 million in the period of January 1 through May 6, 1993. The (income)/expense components of this gain are as follows (dollars in millions):


                                                          JANUARY 1
                                                           THROUGH
                                                            MAY 6,
                                                             1993
                                                          ---------

     Excess Reorganization Value                          $  (851)
     Other fresh start adjustments                             63
     Restructuring fees and expenses                           57
     Write-off of 1988 capitalized financing costs             22
                                                          -------
     Total reorganization items                              (709)
                                                          -------
                                                          -------

EXTRAORDINARY GAIN

     Also in connection with the Restructuring, the Corporation recorded a one-time after-tax extraordinary gain of $944 million in the period of January 1 through May 6, 1993. The income/(expense) components of this gain are as follows (dollars in millions):


                                                                                                  JANUARY 1
                                                                                                   THROUGH
                                                                                                    MAY 6,
                                                                                                     1993
                                                                                                   --------

     Gain on exchange of the Old Senior Subordinated Debentures for stock. . . . . . . . . . .    $   477
     Gain on exchange of the Old Junior Subordinated Debentures for stock and warrants . . . .        456
     Write-off of bank debt default interest . . . . . . . . . . . . . . . . . . . . . . . . .         49
     Tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24)
     Management incentive compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
                                                                                                   ---------
     Total extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        944
                                                                                                   ---------
                                                                                                   ---------


CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

  A one-time after-tax charge of $150 million was recorded in the first quarter of 1993 representing the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," - $180 million, partially offset by the adoption of SFAS No. 109, "Accounting for Income Taxes," - $30 million. See "Postretirement Benefits" and "Taxes on Income and Deferred Taxes" notes for information on the adoption of these standards. Neither of these standards impact cash flow.

DISCONTINUED OPERATIONS

  Results for DAP are set forth separately as discontinued operations in the accompanying consolidated financial statements and supplementary data schedules up to September 20, 1991, the completion date of the sale of the business and substantially all of the assets. Operating results for DAP in 1991 included net sales of $128 million, taxes on income of $1 million and breakeven net earnings.

  In the second quarter of 1991, the Corporation absorbed an expense provision of $20 million related to the disposition of DAP, net of related income tax expense of $8 million. An expense provision of $41 million, net of a related income tax benefit of $2 million, was previously recorded in the fourth quarter of 1990. Net proceeds from the transaction amounted to approximately $84 million. In connection with the execution of the DAP sale agreement, the Banks consented to the sale as required under the Old Credit Agreement subject to an agreement by the Corporation and DAP to deposit the proceeds in a bank account to be held exclusively for use in the Restructuring. As a result, these funds, and interest earned on these funds, were maintained on an interim basis in a restricted bank account and were classified as restricted cash in the Consolidated Balance Sheet until their release in connection with the Restructuring.


RESEARCH AND DEVELOPMENT

  Research and development expenditures are charged to earnings as incurred and amounted to $4 million, $14 million and $12 million in the period of January 1 through May 6, 1993 and in the years ended December 31, 1992 and 1991, respectively.


TAXES ON INCOME AND DEFERRED INCOME TAXES

  Effective January 1, 1993, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect as of January 1, 1993 of adopting SFAS No. 109 was a one-time benefit to first quarter 1993 net earnings of $30 million, primarily due to adjusting deferred taxes from historical to current tax rates. Financial statements for periods prior to January 1, 1993 have not been restated to reflect the adoption of this standard.

  Earnings/(loss) from continuing operations before taxes on income, extraordinary gain and changes in accounting principles consisted of the following (dollars in millions):


                                     JANUARY 1
                                      THROUGH
                                       MAY 6,      YEARS ENDED   DECEMBER 31,
                                                   --------------------------
                                       1993           1992            1991
                                      --------     -----------   ------------

  U.S. . . . . . . . . . . . .     $     483      $     (246)    $     (217)
  Foreign. . . . . . . . . . .           174              22             23
                                   -----------    ------------   -----------
  Total. . . . . . . . . . . .           657            (224)          (194)
                                   -----------    ------------   -----------
                                   -----------    ------------   -----------

  Taxes on income/(income tax benefit) consisted of the following (dollars in millions):

                                               JANUARY 1
                                                THROUGH
                                                 MAY 6,       YEARS ENDED  DECEMBER 31,
                                                              -------------------------
                                                 1993             1992        1991
                                             -----------    -----------    ------------

  Current:
    U.S. Federal . . . . . . . . .           $      13      $     (12)     $      (53)
    Foreign. . . . . . . . . . . .                   2              6              12
                                             ----------     ----------     ------------
                                                    15             (6)            (41)
                                             ----------     ----------     ------------
  Deferred:
    U.S. Federal . . . . . . . . .                   -            (27)            (11)
    Foreign. . . . . . . . . . . .                   2              -              (1)
                                             ----------     ----------     ------------
                                                     2            (27)            (12)
                                             ----------     ----------     ------------
  Total. . . . . . . . . . . . . .                  17            (33)            (53)
                                             ----------     ----------     ------------
                                             ----------     ----------     ------------


  The difference between the statutory U.S. Federal income tax/(benefit) rate and the Corporation's effective income tax/(benefit) rate is summarized as follows:


                                                              JANUARY 1
                                                               THROUGH
                                                                MAY 6,         YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                 1993             1992           1991
                                                               --------         -------         ------

  Statutory U.S. Federal income tax/(benefit) rate . .            34.0 %        (34.0)%        (34.0)%
  Nontaxable effects of adopting fresh start accounting          (41.4)             -              -
  Capitalized restructuring fees . . . . . . . . . . .             2.0              -              -
  Foreign tax rate differential. . . . . . . . . . . .             1.3            7.7            8.3
  Valuation allowance adjustment . . . . . . . . . . .             2.3              -              -
  Unbenefited NOL Carryforward . . . . . . . . . . . .             2.3           12.6              -
  Other, net . . . . . . . . . . . . . . . . . . . . .             2.1           (1.3)          (1.8)
                                                               --------         -------         ------
  Effective income tax/(benefit) rate. . . . . . . . .             2.6          (15.0)         (27.5)
                                                               --------         -------         ------
                                                               --------         -------         ------


  Temporary differences and carryforwards which give rise to current and long-term deferred tax (assets)/liabilities as of May 6, 1993 were as follows (dollars in millions):


                                                                   AS OF
                                                                   MAY 6,
                                                                    1993
                                                                 --------

  Property, plant and equipment. . . . . . . . . . . .           $    148
  Debt discount. . . . . . . . . . . . . . . . . . . .                 32
                                                                 --------
  Deferred tax liabilities . . . . . . . . . . . . . .                180
                                                                 --------

  Pension and retiree medical benefits . . . . . . . .                (85)
  Reserves not deductible until paid . . . . . . . . .                (47)
  Other. . . . . . . . . . . . . . . . . . . . . . . .                 (2)
                                                                 --------
  Deferred tax assets before valuation allowance . . .               (134)
  Valuation allowance. . . . . . . . . . . . . . . . .                 85
                                                                 --------
  Deferred tax assets. . . . . . . . . . . . . . . . .                (49)
                                                                 --------
  Net deferred tax liabilities . . . . . . . . . . . .                131
                                                                 --------

     A valuation allowance has been provided for deferred tax assets relating to pension and retiree medical benefits due to the long-term nature of their realization. Because of the uncertainty regarding the application of the Code to the Corporation's NOL Carryforwards as a result of the Prepackaged Plan, no deferred tax asset is recorded.

     The Corporation has NOL Carryforwards of $113 million remaining from 1992 after a reduction due to cancellation of indebtedness from the Prepackaged Plan. These NOL Carryforwards may be used to offset U.S. taxable income through 2007. The Code will limit the Corporation's annual use of its NOL Carryforwards to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Code to the exchange of stock for debt, the Corporation's NOL Carryforwards could be further reduced or eliminated. The Corporation has a $3 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.

     During 1991 and 1992, deferred income taxes resulted from certain items being treated differently for financial reporting purposes than for income tax purposes. The tax effect of such differences is summarized as follows (dollars in millions):



                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1992           1991
                                                              -----------    -----------
Tax benefit carryforwards. . . . . . . . . . . . . . . . . .  $    (19)      $     (9)
Accelerated tax depreciation . . . . . . . . . . . . . . . .        (5)             -
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .        (3)            (3)
                                                              -----------    -----------
Total deferred provision . . . . . . . . . . . . . . . . . .       (27)           (12)
Classification adjustment of prior years' deferrals. . . . .         2             (1)
                                                              -----------    -----------
Increase/(decrease) in deferred taxes. . . . . . . . . . . .       (25)           (13)
                                                              -----------    -----------
                                                              -----------    -----------



     The Corporation does not provide for U.S. Federal income taxes on the portion of undistributed earnings of foreign subsidiaries which are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $75 million as of May 6, 1993. Any future repatriation of undistributed earnings would not, in the opinion of management, result in significant additional taxes.


INVENTORIES

     In accordance with the implementation of fresh start accounting, inventories were stated at fair market value as of May 6, 1993. Most of the Corporation's domestic and Mexican inventories are valued under the LIFO method. As of May 6, 1993, the LIFO values of these inventories were $103 million and would have been the same if they were valued under the FIFO and average production cost methods. Inventories valued under the LIFO method totaled $72 million as of December 31, 1992 and would have been $25 million higher if they were valued under the FIFO and average production cost methods. The remaining inventories as of December 31, 1992 were stated at the lower of cost or market, under the FIFO or average production cost methods. Inventories include material, labor and applicable factory overhead costs. Inventory classifications were as follows (dollars in millions):


                                                     AS OF           AS OF
                                                    MAY 6,        DECEMBER 31,
                                                     1993            1992
                                                 ------------     ------------
Finished goods and work-in-process . . . . . .   $      87        $     66
Raw materials. . . . . . . . . . . . . . . . .          54              40
Supplies . . . . . . . . . . . . . . . . . . .           7               7
                                                 ------------     ------------
Total. . . . . . . . . . . . . . . . . . . . .         148             113
                                                 ------------     ------------
                                                 ------------     ------------


     The LIFO value of U.S. domestic inventories under fresh start accounting exceeded that computed for U.S. Federal income tax purposes by $26 million as of May 6, 1993. As of December 31, 1992, the LIFO value of USG Interiors' inventories acquired under the purchase method exceeded that computed for U.S. Federal income tax purposes by $6 million.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment were stated at fair market value as of May 6, 1993 in accordance with fresh start accounting and at cost as of December 31, 1992. Provisions for depreciation are determined principally on a straight-line basis over the expected average useful lives of composite asset groups. Depletion is computed on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. Interest during construction is capitalized on major property additions. Property, plant and equipment classifications were as follows (dollars in millions):



                                                     AS OF           AS OF
                                                    MAY 6,        DECEMBER 31,
                                                     1993            1992
                                                 ------------     ------------

Land and mineral deposits. . . . . . . . . . .   $      61        $     41
Buildings and realty improvements. . . . . . .         228             401
Machinery and equipment. . . . . . . . . . . .         478           1,012
                                                 ------------     ------------
                                                       767           1,454
Reserves for depreciation and depletion. . . .           -            (654)
                                                 ------------     ------------
Total. . . . . . . . . . . . . . . . . . . . .         767             800
                                                 ------------     ------------
                                                 ------------     ------------


LEASES

     The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancellable operating leases. These leases have various terms and renewal options. Lease expense amounted to $11 million, $31 million and $26 million in the period of January 1 through May 6, 1993 and in the years ended December 31, 1992 and 1991, respectively.

INDEBTEDNESS

     Total debt, including currently maturing debt, consisted of the following (dollars in millions):



                                                                                    AS OF           AS OF
                                                                                    MAY 6,       DECEMBER 31,
                                                                                     1993           1992
                                                                                -------------  -------------
SECURED DEBT:
Bank Debt:
     Bank Term Loan, installments due through 2000 . . . . . . . . . . . .      $      540     $      840
     Revolving Credit Facility . . . . . . . . . . . . . . . . . . . . . .               -            140
     Capitalized Interest Notes, due through 2000. . . . . . . . . . . . .              56              -
Senior notes and debentures:
     7 3/8% Senior Notes due 1991. . . . . . . . . . . . . . . . . . . . .               -            100
     8% Senior Notes due 1995. . . . . . . . . . . . . . . . . . . . . . .              75              -
     8% Senior Notes due 1996. . . . . . . . . . . . . . . . . . . . . . .              90            100
     8% Senior Notes due 1997. . . . . . . . . . . . . . . . . . . . . . .             100            100
     9% Senior Notes due 1998. . . . . . . . . . . . . . . . . . . . . . .              35              -
     10 1/4% Senior Notes due 2002 . . . . . . . . . . . . . . . . . . . .             340              -
     7 7/8% Sinking Fund Debentures due 2004 . . . . . . . . . . . . . . .              41             41
     8 3/4% Sinking Fund Debentures due 2017 . . . . . . . . . . . . . . .             200            200
Other secured debt, average interest rates 10.5% and 10.9%, varying
     payments through 1999 . . . . . . . . . . . . . . . . . . . . . . . .              40             37

UNSECURED DEBT:
Industrial revenue bonds, 5.9% ranging to 10.25%, due through 2014 . . . .              39             38
Old Subordinated Debentures:
     13 1/4% Senior Subordinated Debentures due 2000, sinking fund
        of $300 million due 1999. . . . . . . . . . . . . . . . . . . . .               -            600
     16% Junior Subordinated Debentures due 2008, sinking fund
        commencing 2004  . . . . . . . . . . . . . . . . . . . . . . . . .               -            515
                                                                                -------------  -------------
Total principal amount of debt . . . . . . . . . . . . . . . . . . . . . .           1,556          2,711
Less unamortized reorganization discount . . . . . . . . . . . . . . . . .             (95)             -
                                                                                -------------  -------------
Total carrying amount of debt. . . . . . . . . . . . . . . . . . . . . . .           1,461          2,711
                                                                                -------------  -------------
                                                                                -------------  -------------



     As of May 6, 1993, the Corporation and its subsidiaries had $1,556 million total principal amount of debt (before unamortized reorganization discount) on a consolidated basis. Of such total debt, $118 million represented direct borrowings by the subsidiaries, including $38 million of industrial revenue bonds, $41 million of 7 7/8% sinking fund debentures issued by U.S. Gypsum in 1974 and subsequently assumed by the Corporation on a joint and several basis in 1985, $33 million of debt (primarily project financing) incurred by the Corporation's foreign subsidiaries other than CGC, $4 million of working capital borrowings by CGC, and $3 million of other long-term borrowings by CGC.

     Throughout the Restructuring process (from December 31, 1990 through May 6,
1993), most long-term debt issues were included in current liabilities due to various defaults upon certain of the debt issues which allowed for the possible triggering of acceleration and cross-acceleration provisions. Upon consummation of the Prepackaged Plan, all previously existing defaults were waived or cured and long-term debt included in current liabilities was treated in accordance with the Prepackaged Plan as described in "Financial Restructuring" note above.

     The Bank Debt and most other senior debt are secured by a pledge of all of the shares of the Corporation's major domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries, including CGC, pursuant to a collateral trust arrangement controlled primarily by holders of the Bank Debt. The rights of the Corporation and its creditors to the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Corporation may itself be a creditor with enforceable claims against such subsidiary. The average rate of interest on the Bank Term Loan, excluding default interest which was cured or waived in accordance with the Prepackaged Plan, was 6.5% in the period of January 1 through May 6, 1993. The rate of interest on the Capitalized Interest Notes issued on May 6, 1993 in connection with the provisions of the Prepackaged Plan was 5.4% based on LIBOR plus 2 1/4%.

     The "Other Secured Debt" category shown in the table above primarily includes short-term and long-term borrowings from several foreign banks by USG International used principally to finance construction of the Aubange, Belgium ceiling tile plant. This debt is secured by a lien on the assets of the Aubange plant and has restrictive covenants that restrict, among other things, the payment of dividends. Foreign borrowings made by the Corporation's international operations are generally allowed, within certain limits, under provisions of the Credit Agreement.

     In general, the Credit Agreement restricts, among other things, the incurrence of additional indebtedness, mergers, asset dispositions, investments, prepayment of other debt, dealings with affiliates, capital expenditures, payment of dividends and lease commitments.

     The fair market value of debt as of May 6, 1993 was $1,421 million, based on estimates of fair market value calculated in connection with implementation of fresh start accounting, excluding other secured debt, primarily representing financing for construction of the Aubange plant that is secured by a direct lien on its assets, which was not practicable to estimate. As of December 31, 1992, the fair market value of debt amounted to $679 million, based on indicative bond prices as of that date excluding the following items which were not practicable to estimate: (i) the bank debt for which there was no active market; (ii) the 7 7/8% senior debentures due 2004 virtually all of which were owned by a single investment group; and (iii) the other secured debt which primarily represented financing for construction of the Aubange plant as described above.


PENSION PLANS

     The Corporation and most of its subsidiaries have defined benefit retirement plans for all eligible employees. Benefits of the plans are generally based on years of service and employees' compensation during the last years of employment. The Corporation's contributions are made in accordance with independent actuarial reports which, for most plans, required minimal funding in the period of January 1 through May 6, 1993 and the years ended December 31, 1992 and 1991. Net pension expense/(benefit) included the following components (dollars in millions):


                                                                         JANUARY 1
                                                                          THROUGH
                                                                          MAY 6,        YEARS ENDED DECEMBER 31,
                                                                                        -------------------------
                                                                           1993           1992           1991
                                                                        ----------     ----------     ----------
Service cost-benefits earned during the period . . . . . . . . . . .    $      3       $      9       $      5
Interest cost on projected benefit obligation. . . . . . . . . . . .          11             29             29
Actual return on plan assets . . . . . . . . . . . . . . . . . . . .         (15)           (14)           (79)
Unrecognized prior service cost. . . . . . . . . . . . . . . . . . .           1              2              2
Net amortization/(deferral). . . . . . . . . . . . . . . . . . . . .           2            (25)            41
                                                                        ----------     ----------     ----------
Net pension expense/(benefit). . . . . . . . . . . . . . . . . . . .           2              1             (2)
                                                                        ----------     ----------     ----------
                                                                        ----------     ----------     ----------


     The pension plan assets, which consist primarily of publicly traded common stocks and debt securities, had an estimated fair market value that equaled the projected benefit obligation as of May 6, 1993 and exceeded the projected benefit obligation as of December 31, 1992. The following table presents a reconciliation of the total assets of the pension plans to the projected benefit obligation (dollars in millions):


                                                                                          AS OF           AS OF
                                                                                          MAY 6,       DECEMBER 31,
                                                                                           1993           1992
                                                                                       -------------  -------------
Amount of assets available for benefits:
     Funded assets of the plans at fair market value . . . . . . . . . . . . . . .     $    379      $     383
     Accrued pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . .           25             15
                                                                                       -------------  -------------
Total assets of the plans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          404            398
                                                                                       -------------  -------------
Present value of estimated pension obligation:
     Vested benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          298            252
     Nonvested benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24             18
                                                                                       -------------  -------------
Accumulated benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . .          322            270
Additional benefits based on projected future salary increases . . . . . . . . . .           82             66
                                                                                       -------------  -------------
Projected benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . .          404            336
                                                                                       -------------  -------------
Assets in excess of projected benefit obligation . . . . . . . . . . . . . . . . .            -             62
                                                                                       -------------  -------------
                                                                                       -------------  -------------


     Assets in excess of projected benefit obligation consisted of the following (dollars in millions):


                                                                                          AS OF           AS OF
                                                                                          MAY 6,       DECEMBER 31,
                                                                                           1993           1992
                                                                                       -------------  -------------
Net assets existing at the date of adoption of SFAS No. 87 not yet recognized. . .     $      -       $     32
Unrecognized net gain due to changes in assumptions and differences
     between actual and estimated experience . . . . . . . . . . . . . . . . . . .            -             43
Unrecognized cost of retroactive benefits granted by plan amendments . . . . . . .            -            (13)
                                                                                       -------------  -------------
Assets in excess of projected benefit obligation . . . . . . . . . . . . . . . . .            -             62
                                                                                       -------------  -------------
                                                                                       -------------  -------------


     The expected long-term rate of return on plan assets was 9% for both the period of January 1 through May 6, 1993 and the year ended December 31, 1992. The assumed weighted average discount rate used in determining the accumulated benefit obligation was 8% and 9% as of May 6, 1993 and December 31, 1992, respectively. The rate of increases in projected future compensation levels was 5.5% for the period of January 1 through May 6, 1993 and the year ended December 31, 1992. The unrecognized cost of retroactive benefits granted by plan amendments was being amortized over 13 years as of December 31, 1992.


POSTRETIREMENT BENEFITS

     The Corporation maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees.

     Effective January 1, 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under this accounting standard, the Corporation is required to accrue the estimated cost of retiree benefit payments during employees' active service period. The Corporation elected to recognize this change in accounting principles on the immediate recognition basis. The cumulative effect as of January 1, 1993 of adopting SFAS No. 106 was a one-time after-tax charge to first quarter 1993 net earnings of $180 million. The Corporation previously expensed the cost of these benefits, which principally relate to health care, as claims were incurred. These costs were $8 million and $7 million in the years ended December 31, 1992 and 1991, respectively.

     The following table summarizes the components of net periodic postretirement benefit cost for the period of January 1 through May 6, 1993 (dollars in millions):


                                                                    JANUARY 1
                                                                     THROUGH
                                                                      MAY 6,
                                                                       1993
                                                                     ---------

     Service cost of benefits earned . . . . . . . . . . . . . . . .  $   1
     Interest on accumulated postretirement benefit obligation . . .      5
                                                                     ---------
     Net periodic postretirement benefit cost. . . . . . . . . . . .      6
                                                                     ---------
                                                                     ---------

  The status of the Corporation's accrued postretirement benefit cost as of May 6, 1993 was as follows (dollars in millions):


                                                                     AS OF
                                                                     MAY 6,
                                                                      1993
                                                                     ---------
     Accumulated postretirement benefit obligation:
       Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 118
       Fully eligible active participants. . . . . . . . . . . . . .     13
       Other active participants . . . . . . . . . . . . . . . . . .     62
                                                                     ---------
     Accrued postretirement benefit cost liability
         recognized on the Consolidated Balance Sheet. . . . . . . .    193
                                                                     ---------
                                                                     ---------



The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% as of May 6, 1993 with a gradually declining rate to 6% by the year 2000 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of May 6, 1993 by $18 million and increase the net periodic postretirement benefit cost for the period of January 1 through May 6, 1993 by $1 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8%.


MANAGEMENT PERFORMANCE PLAN

  The Performance Plan reserved 8,600,000 shares of Common Stock for issuance in connection with grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, performance shares and performance units.

  In accordance with the Prepackaged Plan, all outstanding stock options (for 3,786,575 shares) were cancelled without consideration, 1,016,090 shares of restricted and deferred stock were cashed-out pursuant to "change in control" provisions contained in the Performance Plan, and 25,580 shares (after giving effect to the Reverse Stock Split) of restricted stock and awards for deferred stock yet to be issued remained outstanding as a consequence of certain waivers of the change in control event by senior members of management.

  Limitations on the Performance Plan in accordance with the Prepackaged Plan provide that: (i) options to purchase a number of shares not to exceed 7.5% of the number of shares of New Common Stock outstanding immediately after giving effect to the Reverse Stock Split and all distributions of New Common Stock under the Prepackaged Plan will be reserved for management incentives (2,788,350 shares); (ii) a portion of such options (not to exceed 4.5% of such number of outstanding shares) may be granted immediately upon consummation of the Prepackaged Plan; (iii) prior to June 22, 1997, the Corporation will not issue, award or grant, for compensatory purposes, any stock (including restricted and deferred stock grants and awards), stock options, stock appreciation rights or other stock-based awards, except for the options described above or as may otherwise be approved by the Corporation's stockholders; and (iv) reference to the year "1988" is deleted from the name of the Performance Plan.

PREFERRED SHARE PURCHASE RIGHTS

  On June 6, 1988, the Corporation adopted a Preferred Share Purchase Rights Plan and pursuant to its provisions declared, subject to the consummation of the 1988 Recapitalization, the distribution of one Right upon each new share of Common Stock issued in the 1988 Recapitalization. The 1988 Recapitalization became effective July 13, 1988 and the distribution occurred immediately thereafter. The Rights contain provisions which are intended to protect stockholders in the event of an unsolicited attempt to acquire the Corporation.

  The Preferred Share Purchase Rights Plan was terminated in connection with implementation of the Prepackaged Plan. On May 6, 1993, the Rights Agreement was adopted with provisions substantially similar to the old rights except that:
(i) the purchase price of the Rights was reset; (ii) the expiration of the Rights was extended; (iii) a so-called "flip-in" feature and exchange feature was added; (iv) certain exemptions were added permitting certain acquisitions and the continued holding of common shares by Water Street and its affiliates in excess of the otherwise specified thresholds; (v) the redemption price was reduced; and (vi) the amendment provision was liberalized.

  Under the terms of the Rights Agreement and subject to certain exceptions for Water Street and its affiliates, generally the Rights become exercisable (i) 10 days following the date of a public announcement that a person or group of affiliated or associated persons (an "ACQUIRING PERSON"), other than the Corporation, any employee benefit plan of the Corporation, any entity holding Common Stock for or pursuant to the terms of any such plan has beneficial ownership (as defined in the Rights Agreement) of 20% or more of the then outstanding Common Stock, (ii) 10 days following the date of a public announcement that a person or group of affiliated or associated persons (an "ADVERSE PERSON") has beneficial ownership of 10% or more of the then outstanding Common Stock, the acquisition of which has been determined by the Board to present an actual threat of an acquisition of the Corporation that would not be in the best interest of the Corporation's stockholders or (iii) 10 days following the date of commencement of, or public announcement of, a tender offer or exchange offer for 30% or more of the Common Stock. When exercisable, each of the Rights entitles the registered holder to purchase one-hundredth of a share of a junior participating preferred stock, series C, $1.00 par value per share, at a price of $35.00 per one-hundredth of a preferred share, subject to adjustment.

  In the event that the Corporation is the surviving corporation in a merger or other business combination involving an Acquiring Person or an Adverse Person and the Common Stock remains outstanding and unchanged or in the event that an Acquiring Person or an Adverse Person engages in one of a number of self-dealing transactions specified in the Rights Agreement, proper provision will be made so that each holder of a Right, other than Rights that are or were beneficially owned (as defined in the Rights Agreement) by the Acquiring Person or the Adverse Person, as the case may be, on the earliest of the Distribution Date, the date the Acquiring Person acquires 20% or more of the outstanding Common Stock or the date the Adverse Person becomes such (which will thereafter be void), will thereafter have the right to receive upon exercise thereof that number of shares of Common Stock having a market value at the time of such transaction of two times the exercise price of the Right. In addition, under certain circumstances the Board has the option of exchanging all or part of the Rights (excluding void Rights) for Common Stock in the manner described in the Rights Agreement. The Rights Agreement also contains a so-called "flip-in" feature which provides that if any person or group of affiliated or associated persons becomes an Adverse Person, then the provisions of the preceding two sentences shall apply.


WARRANTS

  On May 6, 1993, a total of 2,602,566 Warrants were issued to holders of the Old Junior Subordinated Debentures in addition to the shares of Common Stock issued to such holders, all as provided by the Prepackaged Plan. Upon issuance, each of the Warrants entitled the holder to purchase one share of Common Stock at a purchase price of $16.14 per share, subject to adjustment under certain events.

  The Warrants are exercisable, subject to applicable securities laws, at any time prior to May 6, 1998. Each share of Common Stock issued upon exercise of a Warrant prior to the Distribution Date (as defined in the Rights Agreement) and prior to the redemption or expiration of the Rights will be accompanied by an attached Right issued under the terms and subject to the conditions of the Rights Agreement as it may then be in effect.

STOCKHOLDERS' EQUITY

  Changes in stockholders' equity are summarized as follows (dollars in millions):

                                                   JANUARY 1
                                                    THROUGH
                                                     MAY 6,        YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                      1993          1992            1991
                                                     ---------     ---------       ---------
     COMMON STOCK:
     Beginning Balance....................           $    5        $     5        $     5
     Reverse Stock Split..................               (4)             -              -
     Issuance of New Common Stock.........                3              -              -
                                                     ---------     ---------       ---------
     Ending Balance                                       4              5              5
                                                     ---------     ---------       ---------

     CAPITAL RECEIVED IN EXCESS OF PAR VALUE:
     Beginning Balance.....................              23             24             23
     Restructuring adjustments.............             444              -              -
     Fresh start accounting adjustment.....            (467)             -              -
     Other, net ...........................               -             (1)             1

                                                     ---------     ---------       ---------
     Ending Balance ........................              -             23             24
                                                     ---------     ---------       ---------

     DEFERRED CURRENCY TRANSLATION:
     Beginning Balance......................            (8)             -              -
     Change during the period...............             1             (8)             -
     Fresh start accounting adjustment......             7              -              -
                                                     ---------     ---------       ---------
     Ending Balance ........................             -             (8)             -
                                                     ---------     ---------       ---------


     REINVESTED EARNINGS/(DEFICIT):
     Beginning Balance.......................        (1,900)        (1,709)        (1,546)
     Net earnings/(loss) ....................         1,434           (191)          (161)
     Fresh start accounting adjustment.......           467              -              -
     Other, net .............................            (1)             -             (2)
     Ending Balance .........................             -         (1,900)        (1,709)
                                                     ---------     ---------       ---------
     Total stockholders' equity/(deficit)                 4         (1,880)        (1,680)
                                                     ---------     ---------       ---------
                                                     ---------     ---------       ---------



  The Corporation is authorized to issue 36,000,000 shares of $1 par value preferred stock, however, none were outstanding as of May 6, 1993 or December 31, 1992.

  As of May 6, 1993, the number of authorized shares of Common Stock, $0.10 par value, was 200,000,000 shares, reduced from 300,000,000 shares in accordance with the Prepackaged Plan. After giving effect to the Reverse Stock Split and distribution of New Common Stock pursuant to the Prepackaged Plan, there were 37,157,458 shares of Common Stock outstanding, excluding 27,556 shares held in treasury, as of May 6, 1993. As of December 31, 1992, there were 55,757,394 shares of Common Stock outstanding, after deducting 368,409 shares held in treasury. The treasury shares were acquired through the forfeiture of restricted stock.

LITIGATION

  One of the Corporation's subsidiaries, U.S. Gypsum, is among numerous defendants in lawsuits arising out of the manufacture and sale of asbestos-containing building materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930's; in most cases the products were discontinued or asbestos was removed from the product formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with maintenance or removal and replacement of products containing asbestos (the "PROPERTY DAMAGE CASES"). Others of these suits (the "PERSONAL INJURY CASES") seek to recover compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos and asbestos-containing products. It is anticipated that additional personal injury and property damage cases containing similar allegations will be filed.

  As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $100 million of these policies are presently insolvent. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U.S. GYPSUM CO.
V. ADMIRAL INSURANCE CO., ET AL.) (the "COVERAGE ACTION"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in personal injury and property damage cases in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

  U.S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $10.9 million and $25.8 million in the years ended December 31, 1991 and 1992, respectively, and by $3.8 million in the period of January 1 through May 6, 1993.


PROPERTY DAMAGE CASES

  The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals, and private property owners. U.S. Gypsum is one of many defendants in four cases that have been certified as class actions and others that request such certification. One class action suit is brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (IN RE ASBESTOS SCHOOL LITIGATION, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits or are participants in a state court class action involving approximately 333 school districts in Michigan. (BOARD OF EDUCATION OF THE CITY OF DETROIT, ET AL. V. THE CELOTEX CORP., ET AL., Cir. Ct. for Wayne County, Mich.) On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (PRINCE GEORGE CENTER, INC. V. U.S. GYPSUM CO., ET AL.,

Ct. of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (CENTRAL WESLEYAN COLLEGE, V. W.R. GRACE & CO., ET AL., U.S.D.C., S.C.). On December 23, 1992, a case was filed in state court in South Carolina purporting to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the four above described class actions (ANDERSON COUNTY HOSPITAL V. W.R. GRACE & CO., ET AL., Court of Common Pleas, Hampton Co., S.C. (the "ANDERSON CASE"). On January 14, 1993, the plaintiff filed an amended complaint that added a number of defendants, including the Corporation. The amended complaint alleges, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. This case has not been certified as a class action and no other threshold issues, including whether the South Carolina Courts have personal jurisdiction over the Corporation, have been decided. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

  As of May 6, 1993, 67 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. Approximately 40 property damage claims have been threatened against U.S. Gypsum.

  In total, U.S. Gypsum has settled property damage claims of approximately 187 plaintiffs involved in approximately 71 cases. Twenty-two cases have been tried to verdict, 13 of which were won by U.S. Gypsum and 7 lost; two other cases, one won at the trial level and one lost, were settled after appeals. Appeals are pending in 4 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $12.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; a third was settled after the verdict was reversed on appeal. The remaining punitive award is on appeal.

  In 1991, 13 new Property Damage Cases were filed against U.S. Gypsum, 11 were dismissed before trial, 8 were settled, 2 were closed following trial or appeal, and 100 were pending at year end; U.S. Gypsum expended $22.2 million for the defense and resolution of Property Damage Cases and received insurance payments of $13.8 million in 1991. In 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. In the period of January 1 through May 6, 1993, no new Property Damage Cases were filed against U.S. Gypsum, 2 were dismissed before trial, 7 were settled, and 67 were pending at the end of the period. U.S. Gypsum expended $7.0 million for the defense and resolution of Property Damage Cases and received insurance payments of $3.7 million in the period.

  In the Property Damage Cases litigated to date, a defendant's liability for compensatory damages, if any, has been limited to damages associated with the presence and quantity of asbestos-containing products manufactured by that defendant which are identified in the buildings at issue, although plaintiffs in some cases have argued that principles of joint and several liability should apply. Because of the unique factors inherent in each of the Property Damage Cases, including the lack of reliable information as to product identification and the amount of damages claimed against U.S. Gypsum in many cases, including the class actions described above, management is unable to make a reasonable estimate of the cost of disposing of pending Property Damage Cases.


PERSONAL INJURY CASES

  U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving 57,645 claimants pending as of May 6, 1993. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S.Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

  U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "CENTER"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "WELLINGTON AGREEMENT") are supporting insurers (the "SUPPORTING INSURERS") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the
Personal  Injury  Cases.   Virtually all of U.S. Gypsum's personal injury
liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above.

  On January 15, 1993, U.S. Gypsum and the other members of the Center were named as defendants in a class action filed in the U.S. District Court for the Eastern District Pennsylvania (GEORGINE ET AL. V. AMCHEM PRODUCTS INC., ET AL., Case No. 93-CV-0215) (hereinafter "GEORGINE," formerly known as "CARLOUGH").
The complaint generally defines the class of plaintiffs as all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants and who had not filed an asbestos personal injury suit as of the date of the filing of the class action. Simultaneously with the filing of the class action, the parties filed a settlement agreement in which the named plaintiffs, proposed class counsel, and the defendants agreed to settle and compromise the claims of the proposed class. The settlement, if approved by the court, will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Class members will be given the opportunity to "opt out," or elect to be excluded from the settlement, although the defendants reserve the right to withdraw from the settlement if the number of opt outs is, in their sole judgment, excessive. In addition, in each year a limited number of claimants will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject compensation offered by the administrative processing of their claim.

  The Center members, including U.S. Gypsum, have instituted proceedings against those of their insurance carriers that had not consented to support the settlement, seeking a declaratory judgment that the settlement is reasonable and, therefore, that the carriers are obligated to fund their portion of it. Consummation of the settlement is contingent upon, among other things, court approval of the settlement and a favorable ruling in the declaratory judgment proceedings against the non-consenting insurers. It is anticipated that appeals will follow the district court's ruling on the fairness and reasonableness of the settlement.

  Each of the defendants has committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial ten-year period of the agreement (which is automatically extended unless terminated by the defendants). Taking into account the provisions of the settlement agreement concerning the maximum number of claims that must be processed in each year and the total amount to be made available to the claimants, the Center estimates that U.S. Gypsum will be obligated to fund a maximum of approximately $125 million of the class action settlement, exclusive of expenses, with a maximum payment of less than $18 million in any single year; of the total amount of U.S. Gypsum's obligation, all but approximately $13 million or less is expected to be paid by U.S. Gypsum's insurance carriers.

  During 1991, approximately 13,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 6,300 were settled or dismissed. U.S. Gypsum incurred expenses of $15.1 million in 1991 with respect to Personal Injury Cases, of which $15.0 million was paid by insurance. During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. In the period of January 1 through May 6, 1993, approximately 8,700 Personal Injury Cases were filed against U.S. Gypsum and approximately 5,300 were settled or dismissed. U.S. Gypsum incurred expenses of $10.9 million in the period with respect to Personal Injury Cases of which $10.8 million was paid by insurance. As of May 6, 1993, December 31, 1992 and December 31, 1991, approximately 58,000, 54,000 and 43,000 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

  U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,350 per claim, exclusive of defense costs. Management anticipates that its average settlement cost is likely to increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1992, can be disposed of for an amount estimated to be between $80 million and $100 million, including both indemnity costs and legal fees and expenses. The estimated cost of resolving pending claims takes into account, among other factors, (i) an increase in the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; and (iii) a slight increase in U.S. Gypsum's historical settlement average. No accrual has been recorded for this amount because, pursuant to the Wellington Agreement, U.S. Gypsum's Supporting Insurers are obligated to pay these costs.

  Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimates, based on assumptions supplied by the Center, U.S. Gypsum's maximum total exposure in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims, claims resolved as part of the class action settlement, and opt out claims, as well as defense costs and other expenses, at approximately $271 million, of which at least $254 million is expected to be paid by insurance. U.S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number of such claims that are filed, which cannot presently be determined.


COVERAGE ACTION

  As indicated above, all of U.S. Gypsum's carriers initially denied coverage for the Property Damage Cases and the Personal Injury Cases, and U.S. Gypsum initiated the Coverage Action to establish its right to such coverage. U.S. Gypsum has voluntarily dismissed the Supporting Insurers referred to above from the personal injury portion of the Coverage Action because they are committed to providing personal injury coverage in accordance with the Wellington Agreement. U.S. Gypsum's claims against the remaining carriers for coverage for the Personal Injury Cases have been stayed since 1984.

  On January 7, 1991, the trial court in the Coverage Action ruled on the applicability of U.S. Gypsum's insurance policies to settlements and one adverse judgment in eight Property Damage Cases. The court ruled that the eight cases were generally covered, and imposed coverage obligations on particular policy years based upon the dates when the presence of asbestos-containing material was "first discovered" by the plaintiff in each case. The court awarded reimbursement of approximately $6.2 million spent by U.S. Gypsum to resolve the eight cases. U.S. Gypsum has appealed the court's ruling with respect to the policy years available to cover particular claims, and the carriers have appealed most other aspects of the court's ruling. These appeals are likely to take a year or more.

  U.S. Gypsum's experience in the Property Damage Cases suggests that "first discovery" dates in the eight cases referred to above (1978 through 1985) are likely to be typical of most pending cases. U.S. Gypsum's total insurance coverage for the years 1978 through 1984 totals approximately $350 million (after subtracting insolvencies and discounts given to settling carriers). However, some pending cases, as well as some cases filed in the future, may be found to have first discovery dates later than August 1, 1984, after which U.S. Gypsum's insurance policies did not provide coverage for asbestos-related claims. In addition, as described below, the first layer excess carrier for the years 1980 through 1984 is insolvent and U.S. Gypsum may be required to pay amounts otherwise covered by those and other insolvent policies. Accordingly, if the court's ruling is affirmed, U.S. Gypsum will likely be required to bear a portion of the cost of the property damage litigation.

  Eight carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers have agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the next four years. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. It cannot presently be determined when such coverage might be reached. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1992, carriers providing a total of approximately $97 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $276 million of coverage that was unexhausted as of December 31, 1992 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action. U.S. Gypsum will continue to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

  Insolvency proceedings have been instituted against four of U.S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975 to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980 to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983 to July 31, 1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963 to April 15, 1971. It is possible that U.S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies.

  It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U.S. Gypsum. The number of Personal Injury Claims pending against U.S. Gypsum has increased in each of the last several years. In addition, many Property Damage Cases are still at an early stage and the potential liability therefrom is consequently uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


ENVIRONMENTAL LITIGATION

  The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In substantially all of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimable costs associated with these sites including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.

GEOGRAPHIC AND INDUSTRY SEGMENTS

      Transactions between geographic areas are accounted for on an "arm's-length" basis. No single customer accounted for 4% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

      Intrasegment and intersegment eliminations largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Segment operating profit/(loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses which benefit more than one segment. Geographic and industry segment data for 1991 exclude discontinued operations.

      To assist the reader in evaluating the profitability of each geographic and industry segment, EBITDA is shown separately in the following tables. EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization. For the period of January 1 through May 6, 1993, the Corporation also added back non-cash postretirement charges, reorganization items, an extraordinary gain and the cumulative impact of changes in accounting principles. The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity. Certain amounts for 1992 and 1991 have been reclassified to conform to the current period presentation.

      Variations in the levels of corporate identifiable assets primarily reflect fluctuations in the levels of cash and cash equivalents. Restricted cash of $88 million and $84 million, which represents the proceeds from the sale of DAP, are included in corporate identifiable assets for 1992 and 1991, respectively.


                                                   OPERATING                 DEPRECIATION
JANUARY 1 THROUGH MAY 6, 1993             NET       PROFIT/                  DEPLETION AND      CAPITAL       IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       (LOSS)     EBITDA        AMORTIZATION       EXPENDITURES  ASSETS
- --------------------------------        ------     ----------  -------       -------------      ------------  ------------
                                       (Dollars in millions)
United States:
  Gypsum Products.................      $ 303      $      30   $   40        $         10             $    6        $  956
  Interior Systems................        121             10       15                   5                  2           562
  Building Products Distribution          156             (1)       -                   1                  1           116
  Intrasegment eliminations               (73)             -        -                   -                  -             -
  Corporate.......................          -            (11)      (7)                  2                  -           142
                                        ------     ---------  -------       -------------       ------------  ------------

  Total...........................        507             28       48                  18                  9         1,776

Canada............................         48              4        7                   2                  1           198
Other Foreign ....................         65              6        8                   2                  2           221
Transfers between geographic areas        (29)             -        -                   -                  -            (1)
Total.............................        591             38       63                  22                 12         2,194
                                        ------     ---------  -------       -------------       ------------  ------------
                                        ------     ---------  -------       -------------       ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................       $359            $37     $ 50              $   13             $    7        $1,175
Interior Systems..................        177             13       20                   6                  4           761
Building Products Distribution            156             (1)       -                   1                  1           116
Intersegment eliminations                (101)             -        -                   -                  -             -
Corporate.........................          -            (11)      (7)                  2                  -           142
                                        ------     ----------  -------       -------------      ------------  ------------
Total.............................        591             38       63                  22                 12         2,194
                                        ------     ----------  -------       -------------      ------------  ------------
                                        ------     ----------  -------       -------------      ------------  ------------



                                                                             DEPRECIATION
YEAR ENDED DECEMBER 31, 1992              NET      OPERATING                 DEPLETION AND        CAPITAL     IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       PROFIT     EBITDA        AMORTIZATION       EXPENDITURES     ASSETS
- --------------------------------        ------     ----------  -------       -------------      ------------  ------------
                                                (Dollars in millions)

United States:
  Gypsum Products.................      $889             $69    $   99              $   30            $   25        $ 645
  Interior Systems................       368              34        47                  13                11          260
  Building Products Distribution         464               3         5                   2                 3           95
  Intrasegment eliminations             (216)              -         -                   -                 -            -
  Corporate.......................         -             (30)      (28)                  8                 1          423
                                       ------      ----------  -------       -------------      ------------  ------------
  Total...........................     1,505              76       123                  53                40        1,423

Canada............................       149               7        14                   7                 6           96
Other Foreign ....................       208              16        22                   6                 3          140
Transfers between geographic areas       (85)              -         -                   -                 -            -
                                       ------      ----------  -------       -------------      ------------  ------------
Total.............................     1,777              99       159                  66                49        1,659
                                       -------     ----------  -------       -------------      ------------  ------------
                                       -------     ----------  -------       -------------      ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................     $1,068            $85    $  123              $   38            $   31        $ 764
Interior Systems..................        548             41        59                  18                14          377
Building Products Distribution            464              3         5                   2                 3           95
Intersegment eliminations                (303)             -         -                   -                 -            -
Corporate.........................          -            (30)      (28)                  8                 1          423
                                       -------     ----------  -------       -------------      ------------  ------------
Total.............................      1,777             99       159                  66                49        1,659
                                       -------     ----------  -------       -------------      ------------  ------------
                                       -------     ----------  -------       -------------      ------------  ------------


                                                                             DEPRECIATION
YEAR ENDED DECEMBER 31, 1991              NET      OPERATING                 DEPLETION AND      CAPITAL       IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       PROFIT     EBITDA        AMORTIZATION       EXPENDITURES  ASSETS
- --------------------------------        ------     ----------  -------       -------------      ------------  ------------
                                                (Dollars in millions)
United States:
  Gypsum Products.................       $835            $64    $   93             $    29            $   23         $ 627
  Interior Systems................        386             47        59                  12                 9           263
  Building Products Distribution          424              -         4                   4                 1            85
  Intrasegment eliminations              (212)             -         -                   -                 -             -
  Corporate.......................          -            (22)      (19)                 10                 1           383
                                       -------     ----------  -------       -------------      ------------  ------------
  Total...........................      1,433             89       137                  55                34         1,358
                                       -------     ----------  -------       -------------      ------------  ------------

Canada............................         169            22        29                   7                 3           111
Other Foreign ....................         193            22        28                   6                12           157
Transfers between geographic areas         (83)            -         -                   -                 -             -
                                       -------     ----------  -------       -------------      ------------  ------------
Total.............................       1,712           133       194                  68                49         1,626
                                       -------     ----------  -------       -------------      ------------  ------------
                                       -------     ----------  -------       -------------      ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................      $1,011           $93    $  131              $   37            $   25         $ 754
Interior Systems..................         576            62        78                  17                22           404
Building Products Distribution             424             -         4                   4                 1            85
Intersegment eliminations                 (299)            -         -                   -                 -             -
Corporate.........................           -           (22)      (19)                 10                 1           383
                                       -------     ----------  -------       -------------      ------------  ------------
Total.............................       1,712           133       194                  68                49         1,626
                                       -------     ----------  -------       -------------      ------------  ------------
                                       -------     ----------  -------       -------------      ------------  ------------



                                                JANUARY 1
                                                 THROUGH  YEARS ENDED DECEMBER 31,
                                                  MAY 6,  ------------------------
TRANSFERS BETWEEN GEOGRAPHIC AREAS                 1993       1992        1991
- ----------------------------------               --------  ----------  -----------

                                                     (Dollars in millions)
United States................................... $   13    $   35      $  34
Canada..........................................      8        23         22
Other Foreign...................................      8        27         27
                                                 --------  ----------  -----------
Total...........................................     29        85         83
                                                 --------  ----------  -----------
                                                 --------  ----------  -----------



SUBSIDIARY DEBT GUARANTEES

   In May 1993, the Corporation issued $340 million aggregate principal amount of Senior 2002 Notes. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd., L&W Supply, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "COMBINED GUARANTORS") guaranteed, in the manner described below, both the obligations of the Corporation under the Credit Agreement and the Senior 2002 Notes. The Combined Guarantors are jointly and severally liable under the Subsidiary Guarantees. Holders of the Bank Debt have the right to (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Term Loan, Revolving Credit Facility, Capitalized Interest Notes and Senior 2002 Notes pro rata based on the respective amounts owed thereon) and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Term Loan, the Revolving Credit Facility and the Capitalized Interest Notes are retired regardless of whether any Senior 2002 Notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law) and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank PARI PASSU with all unsubordinated obligations of the guarantor.

   There are 43 Non-Guarantors (the "COMBINED NON-GUARANTORS"), substantially all of which are subsidiaries of Guarantors. The Combined Non-Guarantors primarily include CGC, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries. The long-term debt of the Combined Non-Guarantors of $28 million as of May 6, 1993 has restrictive covenants that restrict, among other things, the payment of dividends.

   The following condensed consolidating information presents:

   (i) Condensed financial statements as of May 6, 1993 and December 31, 1992 and for the period of January 1 through May 6, 1993, and the years ended December 31, 1992 and 1991 of: (a) the Corporation on a parent company only basis (the "PARENT COMPANY," which was the only entity of the Corporation included in the bankruptcy proceeding); (b) the Combined Guarantors; (c) the Combined Non-Guarantors; and (d) the Corporation on a consolidated basis. Due to the Restructuring and implementation of fresh start accounting, the financial statements for the restructured company (periods after May 6, 1993) are not comparable to those of the predecessor company. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is omitted as such separate financial information is not deemed material to investors.

   (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

   (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.


                                                                       USG CORPORATION
                                                                     (PREDECESSOR COMPANY)
                                                         CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                                                 JANUARY 1 THROUGH MAY 6, 1993
                                                                     (DOLLARS IN MILLIONS)

                                                                         COMBINED
                                              PARENT      COMBINED         NON-
                                              COMPANY     GUARANTORS    GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                              -------     ----------    ----------    ------------     ------------
NET SALES..................................     $   -          $ 501         $ 113           $ (23)           $ 591
                                              -------     ----------    ----------    ------------     ------------
GROSS PROFIT...............................         1             84            24               -              109
                                              -------     ----------    ----------    ------------     ------------

OPERATING PROFIT/(LOSS)....................       (11)            39            10               -               38

Equity in net earnings of the Subsidiaries       (751)          (169)            -             920                -
Interest expense, net......................        80              3             1               -               84
Corporate service charge...................       (92)            92             -               -                -
Other expense..............................         1              5             -               -                6
Reorganization items.......................        53           (597)         (165)              -             (709)
                                              -------     ----------    ----------    ------------     ------------

EARNINGS BEFORE TAXES ON INCOME,
EXTRAORDINARY GAIN AND CHANGES IN
ACCOUNTING PRINCIPLES......................       698            705           174            (920)             657

Taxes on income/(income tax benefit).......        37            (24)            4               -               17
                                              -------     ----------    ----------    ------------     ------------

EARNINGS BEFORE EXTRAORDINARY GAIN AND
  CHANGES IN ACCOUNTING PRINCIPLES.........       661            729           170            (920)             640

Extraordinary gain, net of taxes...........       944              -             -               -              944
Cumulative effect of changes in
accounting principles......................      (171)            22            (1)              -             (150)
                                              -------     ----------    ----------    ------------     ------------

NET EARNINGS...............................     1,434            751           169            (920)           1,434
                                              -------     ----------    ----------    ------------     ------------
                                              -------     ----------    ----------    ------------     ------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                          YEAR ENDED DECEMBER 31, 1992
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
NET SALES. . . . . . . . . . . . . . . . . .    $      -      $   1,503      $     359      $       (85)     $     1,777
                                                -----------   ------------   ------------   --------------   --------------

GROSS PROFIT/(LOSS). . . . . . . . . . . . .          (2)           251             68                -              317
                                                -----------   ------------   ------------   --------------   --------------

OPERATING PROFIT/(LOSS). . . . . . . . . . .         (30)           105             24                -               99

Equity in net (earnings)/loss of the
  Subsidiaries . . . . . . . . . . . . . . .         230            (17)             -             (213)               -
Interest expense, net. . . . . . . . . . . .         310             10              2                -              322
Corporate service charge . . . . . . . . . .        (340)           340              -                -                -
Other expense/(income) . . . . . . . . . . .         (73)            75             (1)               -                1
                                                -----------   ------------   ------------   --------------   --------------

EARNINGS/(LOSS) BEFORE TAXES ON INCOME . . .        (157)          (303)            23              213             (224)

Taxes on income/(income tax benefit) . . . .          34            (73)             6                -              (33)
                                                -----------   ------------   ------------   --------------   --------------

NET EARNINGS/(LOSS). . . . . . . . . . . . .        (191)          (230)            17              213             (191)
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                          YEAR ENDED DECEMBER 31, 1991
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
NET SALES. . . . . . . . . . . . . . . . . .    $      -      $   1,452      $     366      $      (106)     $     1,712
                                                -----------   ------------   ------------   --------------   --------------

GROSS PROFIT . . . . . . . . . . . . . . . .           1            241             85                -              327
                                                -----------   ------------   ------------   --------------   --------------

OPERATING PROFIT/(LOSS). . . . . . . . . . .         (22)           110             45                -               133

Equity in net (earnings)/loss of the
  Subsidiaries . . . . . . . . . . . . . . .         185            (30)             -             (155)               -
Interest expense, net. . . . . . . . . . . .         305             15              2                -              322
Corporate service charge . . . . . . . . . .        (331)           331              -                -                -
Other expense/(income) . . . . . . . . . . .           6             (2)             1                -                5
                                                -----------   ------------   ------------   --------------   --------------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS
 BEFORE TAXES ON INCOME  . . . . . . . . . .        (187)          (204)            42              155             (194)

Taxes on income/(income tax benefit) . . . .          15            (80)            12                -              (53)
                                                -----------   ------------   ------------   --------------   --------------

EARNINGS/(LOSS) FROM CONTINUING OPERATIONS .        (202)          (124)            30              155             (141)

Discontinued operations. . . . . . . . . . .          41            (61)             -                -              (20)
                                                -----------   ------------   ------------   --------------   --------------

NET EARNINGS/(LOSS). . . . . . . . . . . . .        (161)          (185)            30              155             (161)
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                AS OF MAY 6, 1993
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . .    $     24      $      (7)     $      32      $         -      $        49
 Receivables, net. . . . . . . . . . . . . .          55            236             49              (25)             315
 Inventories . . . . . . . . . . . . . . . .           -            111             39               (2)             148
                                                -----------   ------------   ------------   --------------   --------------
  Total current assets . . . . . . . . . . .          79            340            120              (27)             512
PROPERTY, PLANT AND EQUIPMENT, NET . . . . .          22            628            117                -              767
INVESTMENT IN SUBSIDIARIES . . . . . . . . .       1,823            312              -           (2,135)               -
EXCESS REORGANIZATION VALUE. . . . . . . . .           -            671            180                -              851
OTHER ASSETS . . . . . . . . . . . . . . . .        (103)           159              5                3               64
                                                -----------   ------------   ------------   --------------   --------------
  Total assets . . . . . . . . . . . . . . .       1,821          2,110            422           (2,159)           2,194
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses . . .    $    176      $      76      $      52      $       (24)     $       280
 Notes payable and long-term debt maturing
  within one year. . . . . . . . . . . . . .           3              1             11                -               15
                                                -----------   ------------   ------------   --------------   --------------
  Total current liabilities. . . . . . . . .         179             77             63              (24)             295
LONG-TERM DEBT . . . . . . . . . . . . . . .       1,371             47             28                -            1,446
DEFERRED INCOME TAXES. . . . . . . . . . . .           -            155             15                -              170
OTHER LIABILITIES. . . . . . . . . . . . . .         267              8              4                -              279
STOCKHOLDERS' EQUITY:
 Common stock. . . . . . . . . . . . . . . .           4              1              6               (7)               4
 Capital received in excess of par value . .           -          1,678            306           (1,984)               -
 Deferred currency translation . . . . . . .           -              -              -                -                -
 Reinvested earnings . . . . . . . . . . . .           -            144              -             (144)               -
                                                -----------   ------------   ------------   --------------   --------------
  Total stockholders' equity . . . . . . . .           4          1,823            312           (2,135)               4
                                                -----------   ------------   ------------   --------------   --------------
  Total liabilities and stockholders'
   equity. . . . . . . . . . . . . . . . . .       1,821          2,110            422           (2,159)           2,194
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1992
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . .    $     59      $      87      $      34      $         -      $       180
 Receivables (net of reserves) . . . . . . .          65            219             40              (25)             299
 Inventories . . . . . . . . . . . . . . . .           -             82             34               (3)             113
 Restricted cash . . . . . . . . . . . . . .           -             88              -                -               88
                                                -----------   ------------   ------------   --------------   --------------
  Total current assets . . . . . . . . . . .         124            476            108              (28)             680
PROPERTY, PLANT AND EQUIPMENT, NET . . . . .          19            664            117                -              800
INVESTMENT IN SUBSIDIARIES . . . . . . . . .       1,073            133              -           (1,206)               -
PURCHASED GOODWILL, NET. . . . . . . . . . .           -             61              8                -               69
OTHER ASSETS . . . . . . . . . . . . . . . .         (89)           214            (11)              (4)             110
                                                -----------   ------------   ------------   --------------   --------------
  Total assets . . . . . . . . . . . . . . .       1,127          1,548            222           (1,238)           1,659
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses . . .    $    538      $      91      $      39      $       (24)     $       644
 Notes payable and long-term debt maturing
  within one year. . . . . . . . . . . . . .         570            141              7                -              718
 Long-term debt classified as current. . . .       1,926              -              -                -            1,926
                                                -----------   ------------   ------------   --------------   --------------
  Total current liabilities. . . . . . . . .       3,034            232             46              (24)           3,288
LONG-TERM DEBT . . . . . . . . . . . . . . .           1             38             28                -               67
DEFERRED INCOME TAXES. . . . . . . . . . . .         (36)           196             15                -              175
OTHER LIABILITIES. . . . . . . . . . . . . .           -              9              -                -                9
STOCKHOLDERS' EQUITY/(DEFICIT):
 Common stock. . . . . . . . . . . . . . . .           5              2              5               (7)               5
 Capital received in excess of par value . .          23          1,002             34           (1,036)              23
 Deferred currency translation . . . . . . .           -             (2)            (6)               -               (8)
 Reinvested earnings/(deficit) . . . . . . .      (1,900)            71            100             (171)          (1,900)
                                                -----------   ------------   ------------   --------------   --------------
  Total stockholders' equity/(deficit) . . .      (1,872)         1,073            133           (1,214)          (1,880)
                                                -----------   ------------   ------------   --------------   --------------
  Total liabilities and stockholders'
   equity. . . . . . . . . . . . . . . . . .       1,127          1,548            222           (1,238)           1,659
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          JANUARY 1 THROUGH MAY 6, 1993
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM OPERATING
 ACTIVITIES. . . . . . . . . . . . . . . . .    $    (90)     $      76      $       -      $         -      $       (14)
                                                -----------   ------------   ------------   --------------   --------------

 Capital expenditures. . . . . . . . . . . .           -             (9)            (3)               -              (12)
 Net proceeds from asset dispositions. . . .           -              -              -                -                -
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS TO INVESTING ACTIVITIES . . .           -             (9)            (3)               -              (12)
                                                -----------   ------------   ------------   --------------   --------------

 Issuance of debt. . . . . . . . . . . . . .           -              -              5                -                5
 Repayment of debt . . . . . . . . . . . . .           -           (140)            (2)               -             (142)
 Cash dividends (paid)/received. . . . . . .           2              -             (2)               -                -
 (Increase)/decrease in restricted assets. .          44            (12)             -                -               32
 Net cash transfers (to)/from Corporate. . .           9             (9)             -                -                -
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM FINANCING
 ACTIVITIES. . . . . . . . . . . . . . . . .          55           (161)             1                -             (105)
                                                -----------   ------------   ------------   --------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. .         (35)           (94)            (2)               -             (131)
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . . .          59             87             34                -              180
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . . . .          24             (7)            32                -               49
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1992
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM OPERATING
 ACTIVITIES. . . . . . . . . . . . . . . . .    $    (93)     $     117      $      66      $         -      $        90
                                                -----------   ------------   ------------   --------------   --------------

 Capital expenditures. . . . . . . . . . . .          (1)           (39)            (9)               -              (49)
 Net proceeds from asset dispositions. . . .           -              2              4                -                6
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS TO INVESTING ACTIVITIES . . .          (1)           (37)            (5)               -              (43)
                                                -----------   ------------   ------------   --------------   --------------

 Issuance of debt. . . . . . . . . . . . . .           -              -             57                -               57
 Repayment of debt . . . . . . . . . . . . .          (4)            (2)           (69)               -              (75)
 Cash dividends (paid)/received. . . . . . .           -             56            (56)               -                -
 Increase in restricted assets . . . . . . .           -             (4)             -                -               (4)
 Net cash transfers (to)/from Corporate. . .         121           (121)             -                -                -
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM FINANCING
 ACTIVITIES. . . . . . . . . . . . . . . . .         117            (71)           (68)               -              (22)
                                                -----------   ------------   ------------   --------------   --------------

NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . .          23              9             (7)               -               25
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at beginning of
 period. . . . . . . . . . . . . . . . . . .          36             78             41                -              155
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at end of period .          59             87             34                -              180
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1991
                              (DOLLARS IN MILLIONS)


                                                                               COMBINED
                                                  PARENT        COMBINED         NON-
                                                  COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM OPERATING
 ACTIVITIES. . . . . . . . . . . . . . . . .    $   (216)     $     211      $      34      $         -      $        29
                                                -----------   ------------   ------------   --------------   --------------

 Capital expenditures. . . . . . . . . . . .          (1)           (33)           (15)               -              (49)
 Net proceeds from asset dispositions. . . .           -              4              1                -                5
 Net proceeds from divestiture of
  Discontinued Operations. . . . . . . . . .          80              -              -                -               80
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM INVESTING
 ACTIVITIES. . . . . . . . . . . . . . . . .          79            (29)           (14)               -               36
                                                -----------   ------------   ------------   --------------   --------------

 Issuance of debt. . . . . . . . . . . . . .           -              -             65                -               65
 Repayment of debt . . . . . . . . . . . . .          (4)            (1)           (63)               -              (68)
 Cash dividends (paid)/received. . . . . . .          10              9            (19)               -                -
 Increase in restricted assets . . . . . . .           -            (84)             -                -              (84)
 Net cash transfers (to)/from Corporate. . .          34            (34)             -                -                -
                                                -----------   ------------   ------------   --------------   --------------
NET CASH FLOWS (TO)/FROM FINANCING
 ACTIVITIES. . . . . . . . . . . . . . . . .          40           (110)           (17)               -              (87)

NET CASH FLOWS FROM DISCONTINUED
 OPERATIONS. . . . . . . . . . . . . . . . .           -              2              -                -                2
                                                -----------   ------------   ------------   --------------   --------------

NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . .         (97)            74              3                -              (20)
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . . .         133              4             38                -              175
                                                -----------   ------------   ------------   --------------   --------------
Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . . . .          36             78             41                -              155
                                                -----------   ------------   ------------   --------------   --------------
                                                -----------   ------------   ------------   --------------   --------------


                                 USG CORPORATION
                                MANAGEMENT REPORT

     Management is responsible for the preparation and integrity of the financial statements and related notes included herein. These statements have been prepared in accordance with generally accepted accounting principles and, of necessity, include some amounts that are based on management's best estimates and judgments.

     The Corporation's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained personnel, and are monitored through an internal audit program. The Corporation's policies and procedures prescribe that the Corporation and its subsidiaries are to maintain ethical standards and that its business practices are to be consistent with those standards.

     The Audit Committee of the Board, consisting solely of outside Directors of the Corporation, maintains an ongoing appraisal, on behalf of the stockholders, of the effectiveness of the independent auditors and management with respect to the preparation of financial statements, the adequacy of internal controls and the Corporation's accounting policies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board
     of Directors of USG Corporation:

     We have audited the accompanying consolidated balance sheet of USG Corporation (Predecessor Company), a Delaware corporation, and subsidiaries as of May 6, 1993 and December 31, 1992 and the related consolidated statements of earnings and cash flows for the period of January 1 through May 6, 1993 and for the years ended December 31, 1992 and 1991. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes to Financial Statements - "Financial Restructuring" and "Fresh Start Accounting" notes, on May 6, 1993, the Corporation completed a comprehensive financial restructuring through the implementation of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code and applied fresh start accounting. The restructuring resulted in an extraordinary gain of $944 million, primarily from the exchange of debt, and fresh start accounting resulted in a $709 million gain, primarily from revaluing assets and liabilities to reflect reorganization value. These one-time credits to income were recorded as of May 6, 1993 by the Predecessor Company. As such, results of operations through May 6, 1993 (Predecessor Company) are not comparable with results of operations subsequent to that date.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of May 6, 1993 and December 31, 1992, and the results of their operations and their cash flows for the period of January 1 through May 6, 1993 and for the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles.

     As discussed in Notes to Financial Statements - "Litigation" note, in view of the limited insurance funding currently available for property damage cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in property damage cases that reach trial prior to the completion of the coverage action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the coverage action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the consolidated results of operations or the consolidated financial position of the Corporation.

     As discussed in Notes to Financial Statements - "Cumulative Effect of Changes in Accounting Principles" note, on January 1, 1993 the Corporation changed its method of accounting for postretirement benefits other than pensions and accounting for income taxes.



                                            ARTHUR ANDERSEN & CO.
Chicago, Illinois
January 31, 1994

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                              (DOLLARS IN MILLIONS)


                                                     BEGINNING        ENDING
CLASSIFICATION                                        BALANCE        BALANCE
- --------------                                       --------        -------


YEAR ENDED DECEMBER 31, 1991
- ----------------------------

     Land and mineral deposits . . . . . . . . . .   $    43        $    41
     Buildings and realty improvements . . . . . .       385            402
     Machinery and equipment . . . . . . . . . . .       972          1,000
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .     1,400          1,443
                                                       -----          -----
                                                       -----          -----


YEAR ENDED DECEMBER 31, 1992
- ----------------------------

     Land and mineral deposits . . . . . . . . . .        41             41
     Buildings and realty improvements . . . . . .       402            401
     Machinery and equipment . . . . . . . . . . .     1,000          1,012
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .     1,443          1,454
                                                       -----          -----
                                                       -----          -----


JANUARY 1 THROUGH MAY 6, 1993
- -----------------------------

     Land and mineral deposits . . . . . . . . . .        41             61
     Buildings and realty improvements . . . . . .       401            228
     Machinery and equipment . . . . . . . . . . .     1,012            478
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .     1,454            767
                                                       -----          -----
                                                       -----          -----


     In accordance with fresh start accounting, the Corporation adjusted its property, plant and equipment accounts as of May 6, 1993 to fair market value.

     Detailed information regarding additions and deductions other than those associated with fresh start accounting is omitted as neither total additions nor total deductions during each of the periods shown above exceeded 10% of the balance at the end of the period. Excluding fresh start adjustments, total additions were $12 million in the period of January 1 through May 6, 1993 and $49 million in each of the years ended December 31, 1992 and 1991. Total deductions excluding fresh start adjustments were $12 million in the period of January 1 through May 6, 1993 and $38 million and $6 million in the years ended December 31, 1992 and 1991, respectively.

     Total deductions include the effect of foreign currency translation which increased total deductions by $1 million in the period of January 1 through May 6, 1993 and by $18 million in the year ended December 31, 1992. In 1991, foreign currency translation adjustments decreased total deductions by $1 million.

     Upon retirement of other disposition of property, the applicable cost and accumulated depreciation and depletion are removed from the accounts. Any gains and losses are included in earnings.

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                                   SCHEDULE VI
                    ACCUMULATED DEPRECIATION AND DEPLETION OF
                          PROPERTY, PLANT AND EQUIPMENT
                              (DOLLARS IN MILLIONS)


                                                     BEGINNING        ENDING
CLASSIFICATION                                        BALANCE        BALANCE
- --------------                                       --------        -------


YEAR ENDED DECEMBER 31, 1991
- ----------------------------

     Land and mineral deposits . . . . . . . . . .   $     7        $     7
     Buildings and realty improvements . . . . . .       141            147
     Machinery and equipment . . . . . . . . . . .       427            470
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .       575            624
                                                       -----          -----
                                                       -----          -----


YEAR ENDED DECEMBER 31, 1992
- ----------------------------

     Land and mineral deposits . . . . . . . . . .         7              7
     Buildings and realty improvements . . . . . .       147            155
     Machinery and equipment . . . . . . . . . . .       470            492
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .       624            654
                                                       -----          -----
                                                       -----          -----


JANUARY 1 THROUGH MAY 6, 1993
- -----------------------------

     Land and mineral deposits . . . . . . . . . .         7              -
     Buildings and realty improvements . . . . . .       155              -
     Machinery and equipment . . . . . . . . . . .       492              -
                                                       -----          -----
     Total . . . . . . . . . . . . . . . . . . . .       654              -
                                                       -----          -----
                                                       -----          -----



     In accordance with fresh start accounting, the Corporation adjusted its property, plant and equipment accounts as of May 6, 1993 to fair market value. Consequently, there were no reserves for depreciation and depletion as of that date.

     Detailed information regarding additions and deductions other than those associated with fresh start accounting is omitted as neither total additions nor total deductions of property, plant and equipment (see Schedule V) during each of the periods shown above exceeded 10% of the balance of property, plant and equipment at the end of the related period. Total provisions for depreciation and depletion were $20 million in the period of January 1 through May 6, 1993 and $58 million and $57 million in the years ended December 31, 1992 and 1991, respectively. Total deductions, excluding fresh start adjustments, were $12 million in the period of January 1 through May 6, 1993 and $28 million and $8 million in the years ended December 31, 1992 and 1991, respectively.

     Total deductions include the effect of foreign currency translation which increased total deductions by $2 million in the period of January 1 through May 6, 1993 and by $10 million in the year ended December 31, 1992 and decreased total deductions by $1 million in the year ended December 31, 1991.

     Upon retirement or other disposition of property, the applicable cost and accumulated depreciation and depletion are removed from the accounts. Any gains and losses are included in earnings.

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN MILLIONS)



                                                                          PROVISION     RECEIVABLES
                                                                         CHARGED TO     WRITTEN OFF
                                                           BEGINNING      COSTS AND    AND DISCOUNTS     ENDING
ACCOUNT                                                     BALANCE       EXPENSES        ALLOWED        BALANCE
- -------                                                     ------        --------     ------------      -------

YEAR ENDED DECEMBER 31, 1991
- ----------------------------

     Doubtful accounts . . . . . . . . . . . . . . . .      $   6          $   7         $   (6)         $   7
     Cash discounts. . . . . . . . . . . . . . . . . .          2             23            (23)             2


YEAR ENDED DECEMBER 31, 1992
- ----------------------------

     Doubtful accounts . . . . . . . . . . . . . . . .          7              7             (5)             9
     Cash discounts. . . . . . . . . . . . . . . . . .          2             24            (24)             2


JANUARY 1 THROUGH MAY 6, 1993
- -----------------------------

     Doubtful accounts . . . . . . . . . . . . . . . .          9              3             (1)            11
     Cash discounts. . . . . . . . . . . . . . . . . .          2              8             (8)             2


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                              (DOLLARS IN MILLIONS)




                                                                                          MAXIMUM        AVERAGE       WEIGHTED
                                                                                          AMOUNT         AMOUNT         AVERAGE
                                                                          Weighted      OUTSTANDING    OUTSTANDING     INTEREST
CATEGORY OF AGGREGATE                                       ENDING         AVERAGE      DURING THE     DURING THE     RATE DURING
SHORT-TERM BORROWINGS                                       BALANCE     INTEREST rATE     PERIOD       PERIOD (a)   THE PERIOD (b)
- ---------------------                                       ------      ------------    ----------     -----------  --------------


YEAR ENDED DECEMBER 31, 1991
- ----------------------------

     Notes payable (c) . . . . . . . . . . . . . . . .      $   8            8.5%        $   19         $   15           10.5%
     Revolving Credit Facility (d) . . . . . . . . . .        140           12.8            140            140           13.3


YEAR ENDED DECEMBER 31, 1992

- ----------------------------

     Notes payable (c) . . . . . . . . . . . . . . . .          2           10.6             12              7            8.0
     Revolving Credit Facility (d) . . . . . . . . . .        140           10.0            140            140           11.2


JANUARY 1 THROUGH MAY 6, 1993
- -----------------------------

     Notes payable (c) . . . . . . . . . . . . . . . .          6            7.3              6              3            8.8
     Revolving Credit Facility (d) . . . . . . . . . .          -            7.3            140            140            8.7

(a)  The average of month-end principal balances.

(b)  Computed by dividing average monthly interest expense for the period by the average amount of short-term borrowings outstanding.

(c)  Represents borrowings from several foreign banks by USG International and CGC which are generally not subject to the provisions of the Credit Agreement.

(d)  The Old Credit Agreement, effective up to May 6, 1993, included a $200 million Revolving Credit Facility, of which $70 million was established as a letter of credit subfacility.  Effective May 6, 1993, these amounts were $175 million and $110 million, respectively.


                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                                   SCHEDULE X
                 SUPPLEMENTAL STATEMENT OF EARNINGS INFORMATION
                              (DOLLARS IN MILLIONS)


     The following amounts were charged to costs and expenses:



                                                      JANUARY 1
                                                       THROUGH           YEARS ENDED DECEMBER 31,
                                                       MAY 6,         ------------------------------
                                                        1993              1992             1991
                                                    ------------      -------------   --------------

     Maintenance and repairs . . . . . . . . . . .  $      34         $       105     $          99
     Depreciation, depletion and amortization. . .         22                  66                68


     Maintenance and repairs are recorded as costs or expenses when incurred.

     Taxes (excluding payroll and income taxes), rents, royalties and advertising costs are not shown above, as individually they do not exceed one percent of net sales in any of the periods shown.

                                 USG CORPORATION
                              (PREDECESSOR COMPANY)
                 SUPPLEMENTAL NOTE ON FINANCIAL INFORMATION FOR
                          UNITED STATES GYPSUM COMPANY
                        (A SUBSIDIARY OF USG CORPORATION)


     USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. As of May 6, 1993, debentures totaling $41 million were recorded on the holding company's books of account equal to the amount recorded as of December 31, 1992. Financial results for U.S. Gypsum are presented below in accordance with disclosure requirements of the SEC (dollars in millions):


                          SUMMARY STATEMENT OF EARNINGS



                                                    JANUARY 1
                                                     THROUGH           YEARS ENDED DECEMBER 31,
                                                     MAY 6,        ---------------------------------
                                                      1993              1992              1991
                                                 --------------    --------------    ---------------
Net sales. . . . . . . . . . . . . . . . . . .   $       297       $       871       $        822
Cost and expenses. . . . . . . . . . . . . . .           268               801                759
                                                 --------------    --------------    ---------------
Operating profit . . . . . . . . . . . . . . .            29                70                 63
Interest expense, net. . . . . . . . . . . . .             -                 2                  4
Other income, net. . . . . . . . . . . . . . .             -                (2)                (1)
Corporate charges. . . . . . . . . . . . . . .            52               188                173
Reorganization items . . . . . . . . . . . . .          (295)                -                  -
                                                 --------------    --------------    ---------------
Earnings/(loss) before taxes on income and
  change in accounting principle . . . . . . .           272              (118)              (113)
Income tax benefit . . . . . . . . . . . . . .           (11)              (44)               (43)
                                                 --------------    --------------    ---------------
Earnings/(loss) before change in accounting
 principle . . . . . . . . . . . . . . . . . .           283               (74)               (70)
Cumulative effect of change in accounting
 principle . . . . . . . . . . . . . . . . . .            28                 -                  -
                                                 --------------    --------------    ---------------
Net earnings/(loss). . . . . . . . . . . . . .           311               (74)               (70)
                                                 --------------    --------------    ---------------
                                                 --------------    --------------    ---------------


                              SUMMARY BALANCE SHEET


                                                     AS OF              AS OF
                                                    MAY 6,          DECEMBER 31,
                                                     1993               1992
                                                 -------------     --------------
Current assets . . . . . . . . . . . . . . . .   $       183       $       192
Property, plant and equipment, net . . . . . .           486               511
Excess Reorganization Value. . . . . . . . . .           306                 -
Other assets . . . . . . . . . . . . . . . . .             9                 7
                                                 --------------    --------------
  Total assets . . . . . . . . . . . . . . . .           984               710
                                                 --------------    --------------
                                                 --------------    --------------

Current liabilities. . . . . . . . . . . . . .   $        33       $         32
Other liabilities and obligations. . . . . . .           154                193
Stockholder's equity . . . . . . . . . . . . .           797                485
                                                 --------------    --------------
  Total liabilities and stockholder's equity .           984                710
                                                 --------------    --------------
                                                 --------------    --------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       WITH RESPECT TO SUPPLEMENTAL NOTE AND FINANCIAL STATEMENT SCHEDULES



     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of USG Corporation (Predecessor Company) included in this Form 10-K, and have issued our report thereon dated January 31, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the asbestos litigation as discussed in Notes to the Financial Statements - "Litigation" note. Our report on the consolidated financial statements also includes an explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions and accounting for income taxes as discussed in Notes to Financial Statements - "Cumulative Effect of Changes in Accounting Principles" note. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental note and financial statement schedules on pages 97 through 102 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental note and financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN & CO.
Chicago, Illinois
January 31, 1994

                                 USG CORPORATION
                SELECTED QUARTERLY FINANCIAL DATA (A) (UNAUDITED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                APRIL 1       MAY 7
                                                     FIRST      THROUGH      THROUGH       THIRD        FOURTH
                                                    QUARTER      MAY 6       JUNE 30      QUARTER       QUARTER
                                                   ---------   ---------    ---------    ---------     ---------
1993
     Net sales . . . . . . . . . . . . . . . . .   $    436    $    155     $    315     $    514      $     496
     Gross profit. . . . . . . . . . . . . . . .         79          30           63          105             95
     Operating profit/(loss) (b) . . . . . . . .         27          11           (1)           6             (4)
     Net earnings/(loss) (b) (c) . . . . . . . .       (279)      1,713          (21)         (25)           (83)
     Per common share (d):
       Net loss. . . . . . . . . . . . . . . . .          -           -        (0.57)       (0.66)         (2.23)
       Price range (e)  - high . . . . . . . . .          -           -           14       22 5/8         30 1/2
                          low. . . . . . . . . .          -           -        9 5/8           13         20 1/4
     EBITDA. . . . . . . . . . . . . . . . . . .         46          17           37           65             53




                                                     FIRST      SECOND        THIRD       FOURTH         TOTAL
                                                    QUARTER     QUARTER      QUARTER      QUARTER         YEAR
                                                   ---------   ---------    ---------    ---------     ---------
1992 (d)
     Net sales . . . . . . . . . . . . . . . . .   $    426    $    441     $    474     $    436      $   1,777
     Gross profit. . . . . . . . . . . . . . . .         71          81           94           71            317
     Operating profit. . . . . . . . . . . . . .         20          28           39           12             99
     Net loss. . . . . . . . . . . . . . . . . .        (50)        (48)         (33)         (60)          (191)
     EBITDA. . . . . . . . . . . . . . . . . . .         35          43           54           27            159


(a) Due to the Restructuring and implementation of fresh start accounting, the financial statements effective May 7, 1993 for the restructured company are not comparable to financial statements prior to that date for the predecessor company.

(b) Effective May 7, 1993, the Corporation began amortizing its Excess Reorganization Value. This non-cash amortization reduced operating profit and net earnings by $28 million, $43 million and $42 million in the period of May 7 through June 30, the third quarter and the fourth quarter of 1993, respectively.

(c) Net loss in the first quarter of 1993 reflects a one-time after-tax net charge of $150 million for the cumulative effect of changes in accounting principles and a pre-tax reorganization items expense of $69 million. Net earnings in the period of April 1 through May 6, 1993 include a one-time pre-tax reorganization items gain of $778 million and a one-time after-tax extraordinary gain of $944 million, both of which were associated with the Restructuring. Net earnings in the fourth quarter of 1993 include an after-tax extraordinary loss of $21 million related to the Corporation's proposed 1994 financing plan.

(d) Per-share information for periods prior to May 7, 1993 is omitted because, due to the Restructuring and implementation of fresh start accounting, it is not meaningful.

(e) Stock price ranges are for transactions on the New York Stock Exchange (trading symbol USG), which is the principal market for these securities. Stockholders of record as of January 31, 1994: Common - 14,702; Preferred - none.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K reporting a change of accountants has not been filed within 24 months prior to the date of the most recent financial statements.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In connection with the consummation of the Prepackaged Plan, the number of persons comprising the Board was increased by five effective May 6, 1993 which, after the May 1993 retirement of one director whose position was eliminated, brought the total Board membership to 15. Of the five New Directors (the "NEW DIRECTORS"), two, Messrs. Crutcher and Lesser, were nominated by a committee representing holders of the Corporation's senior subordinated debentures which were converted into Common Stock under the Prepackaged Plan (each a "SENIOR SUBORDINATED DIRECTOR"); two, Messrs. Fetzer and Zubrow, were nominated by Water Street (each a "WATER STREET DIRECTOR"); and one, Mr. Brown, was nominated by a committee representing holders of the Corporation's junior subordinated debentures which were converted into Common Stock and Warrants to purchase Common Stock under the Prepackaged Plan (a "JUNIOR SUBORDINATED DIRECTOR").

     As the respective terms of office of the New Directors expire, the Prepackaged Plan provides that each such New Director will be renominated.
If a New Director declines or is unable to accept such nomination, or in the event a New Director resigns during his term or otherwise becomes unable to continue his duties as a director, such New Director or, in the case of a Water Street Director, Water Street, shall recommend his successor to the Committee on Directors of the Board. In the event of the death or incapacity of a New Director, his successor shall be recommended, in the case of a Water Street Director, by Water Street, in the case of a Senior Subordinated Director, by the remaining Senior Subordinated Director, and in the case of a Junior Subordinated Director, by the remaining New Directors. Any such nominee shall be subject to approval by the Board's Committee on Directors and the Board, which approval shall not be unreasonably withheld.

     Until June 22, 1997, the time at which the director nomination and selection procedures established by the Prepackaged Plan terminate, no more than two employee directors may serve simultaneously on the Board. An "employee director" is defined for this purpose as any officer or employee of the Corporation or any direct or indirect subsidiary, or any director of any such subsidiary who is not also a director of the Corporation.


DIRECTORS OF THE REGISTRANT

                                                                                                   YEAR FIRST
                                                     PRINCIPAL OCCUPATION,                           BECAME
                                                  FIVE YEAR EMPLOYMENT HISTORY                      DIRECTOR
           NAME AND AGE                             AND OTHER DIRECTORSHIPS                         AND CLASS
- ---------------------------------  ---------------------------------------------------------   ------------------
 Eugene B. Connolly, 61            Chairman and Chief Executive Officer, since January 1994;          1988
                                   Chairman, President and Chief Execuive Officer (April           Class 1994
                                   1993-December 1993); Chairman of the Board and Chief
                                   Executive Officer (June 1990-March 1993); President and
                                   Chief Executive Officer (January 1990-May 1990); Executive
                                   Vice President of the Corporation (1987-1989); and
                                   President and Chief Executive Officer of USG Interiors,
                                   Inc. (March 1987-March 1989). He also was President and
                                   Chief Executive Officer of DAP Inc. (July 1988-March
                                   1989).  Prior to that, he served as President and Chief
                                   Operating Officer of United States Gypsum Company.  He
                                   joined the Corporation in 1958, was appointed General
                                   Manager of the Southern Construction Products Division in
                                   1980, and was elected a Group Vice President, Subsidiaries in 1983 and Group Vice President, International and
                                   Industrial in 1984.  Mr. Connolly is a director of BPB
                                   Industries plc, London, England and a director of U.S. Can
                                   Corporation.  He is a member of the Advisory Board of the
                                   Kellogg Graduate School of Management, Northwestern
                                   University; the Dean's Advisory Council, School of
                                   Business, Indiana University; and the Governing Council,
                                   Good Shepherd Hospital (Barrington, Illinois). Mr.
                                   Connolly has been a director of the Corporation since May
                                   1988 and is Chairman of the Board's Executive Committee.

 Keith A. Brown, 42                President (since 1987) of Chimera Corporation, a private           1993
                                   management holding company.  Mr. Brown is a director            Class 1994
                                   (since 1988) of Adelphia Incorporated, a director (since
                                   1988) of Global Film & Packaging Corporation, a director
                                   (since 1989) of Mansfield Foundry Corporation, and a
                                   director (since 1993) of Ashland Castings Corporation.
                                   Mr. Brown has been a director of the Corporation since May
                                   1993 and he is a member of the Board's Audit Committee and
                                   Public Affairs Committee.

 James C. Cotting, 60              Chairman and Chief Executive Officer (since April 1987) of         1987
                                   Navistar International Corporation, diesel truck                 Class 1994
                                   manufacturing and engineering, and financial services.
                                   Mr. Cotting is a director of Asarco Incorporated and The
                                   Interlake Corporation.  He is a director of the National
                                   Association of Manufacturers and is a member of the
                                   Conference Board.  Mr. Cotting has been a director of the
                                   Corporation since October 1987, is a member of the Board's
                                   Executive Committee and is Chairman of its Finance Committee.

 Philip C. Jackson, Jr.,65         Formerly Vice Chairman and a director of Central Bank of
                                   the South, Birmingham, Alabama, and of its parent company,         1979
                                   Central Bancshares of the South (1980-1989), banking and        Class 1994
                                   financial services; presently Adjunct Professor,
                                   Birmingham-Southern College, Birmingham, Alabama (since
                                   January 1989).  Mr. Jackson was a member (April 1990-
                                   April 1993) of the Thrift Depositors Protection Oversight
                                   Board, Washington, D.C.  He is Director, Saul Centers, Inc.,
                                   Washington D.C.  His past affiliations include: member of
                                   the Board of Governors of the Federal Reserve System,
                                   Washington, D.C., (July 1975-November 1978) and Vice
                                   President and a director of the Jackson Company (mortgage
                                   banking operations) of Birmingham, Alabama (October 1949-
                                   June 1975).  Mr. Jackson is Trustee, Birmingham - Southern
                                   College, Birmingham, Alabama.  He has been a director of
                                   the Corporation since May 1979, is a member of the Board's
                                   Executive Committee and is Chairman of its Public Affairs
                                   Committee.



                                                                                                   YEAR FIRST
                                                     PRINCIPAL OCCUPATION,                           BECAME
                                                  FIVE YEAR EMPLOYMENT HISTORY                      DIRECTOR
           NAME AND AGE                             AND OTHER DIRECTORSHIPS                         AND CLASS
- ---------------------------------  ---------------------------------------------------------   ------------------
 John B. Schwemm, 59               Retired Chairman (1983-1989) and Chief Executive Officer           1988
                                   (1983-1988) of R.R. Donnelley & Sons Company, commercial        Class 1994
                                   and financial printing and publishing.  He joined
                                   that Company in 1965, prior to which he was with the law
                                   firm of Sidley & Austin.  Mr. Schwemm was appointed
                                   General Counsel in 1969 and elected Group Vice President,
                                   Book Group in 1976.  He serves as a director of Walgreen
                                   Company and William Blair Mutual Funds; he also serves as
                                   a Trustee of Northwestern University. Mr. Schwemm has been a director of the Corporation since May 1988 and is a
                                   member of the Board's Audit Committee and Compensation and
                                   Organization Committee.

 W.H. Clark, 61                    Chairman of the Board (since 1984), Chief Executive                1985
                                   Officer (since 1982) and President (1984-1990) of Nalco         Class 1995
                                   Chemical Company of Naperville, Illinois, specialized
                                   chemicals and technology. He joined the company in 1960
                                   and served in various capacities until his appointment
                                   as a General Manager in 1978. Mr. Clark was elected
                                   Group Vice President and President, Industrial
                                   Division (both in 1978); director in 1980; and Executive
                                   Vice President, Domestic Operations, in 1982.  He is a
                                   director of Northern Trust Corporation and The Northern
                                   Trust Bank, Nicor Corporation, Bethlehem Steel
                                   Corporation, James River Corporation and Northern Illinois
                                   Gas Company. Mr. Clark has been a director of the
                                   Corporation since August 1985, is a member of the Board's
                                   Executive Committee and Compensation and Organization
                                   Committee, and is Chairman of its Committee on Directors
                                   and Audit Committee.

 Lawrence M. Crutcher, 51          Managing Director (since 1990) of Veronis, Suhler &                1993
                                   Associates, investment bankers.  From 1967 to 1989, Mr.         Class 1995
                                   Crutcher was with Time Inc.  He was President of Book-of-
                                   the-Month Club (1985-1989); Vice President for Financial
                                   Planning (1984); Vice President, Magazines (1981-1983);
                                   and Vice President, Circulation (1976-1980).  Mr. Crutcher
                                   has been a director of the Corporation since May 1993; he
                                   is a member of the Board's Committee on Directors and
                                   Public Affairs Committee.

 Anthony J. Falvo, Jr., 63         Vice Chairman, since April 1993; President (June 1990-             1988
                                   March 1993) and Chief Operating Officer (January 1990-          Class 1995
                                   March 1993); Executive Vice President of the Corporation
                                   (1988-1989). He previously served as President and Chief
                                   Executive Officer of United States Gypsum Company (June
                                   1988-March 1989), President and Chief Executive Officer of
                                   Masonite Corporation (April 1986-June 1988), and President
                                   and Chief Operating Officer of Masonite Corporation (March
                                   1985-April 1986).  He joined the Corporation in 1955 and
                                   was elected Vice President, Marketing (1982), and Group
                                   Vice President, Consumer Products (1984).  He previously
                                   served as President, L&W Supply Corporation (1976) and
                                   Director, Group Staff Services (1980).  He serves as a
                                   director of Urban Gateways and is on the Development
                                   Council of Good Shepherd Hospital (Barrington, Illinois).
                                   Mr. Falvo has been a director of the Corporation since May
                                   1988 and is a member of the Board's Executive Committee.



                                                                                                   YEAR FIRST
                                                     PRINCIPAL OCCUPATION,                           BECAME
                                                  FIVE YEAR EMPLOYMENT HISTORY                      DIRECTOR
           NAME AND AGE                             AND OTHER DIRECTORSHIPS                         AND CLASS
- ---------------------------------  ---------------------------------------------------------   ------------------
 Wade Fetzer III, 56               Partner (since 1986) of Goldman, Sachs & Co., investment           1993
                                   bankers.  Mr. Fetzer is a member of the Board of Trustees       Class 1995
                                   and the Executive Committee of Rush-Presbyterian St.
                                   Luke's Medical Center, a Trustee of Northwestern
                                   University and the University of Wisconsin Foundation, and
                                   a member of the Board of United Charities of Chicago.  Mr.
                                   Fetzer has been a director of the Corporation since May
                                   1993; he is a member of the Board's Compensation and
                                   Organization Committee, Public Affairs Committee and
                                   Committee on Directors.

 Judith A. Sprieser, 40            President and Chief Executive Officer (June 1993-present)          1994
                                   of Sara Lee Bakery, North America, a division of Sara Lee       Class 1995
                                   Corporation, packaged food and consumer products.
                                   Ms. Sprieser has been with Sara Lee Corporation since 1987 and served as Assistant Treasurer, Corporate Finance
                                   (1987-1990) and Corporate Financial Officer (1990-1993) of
                                   North American Bakery, Sara Lee Bakery.  She was also
                                   Vice President, Sara Lee Food Group (January 1993-
                                   June 1993).  She has been a director of the Corporation
                                   since February 1994; she is a member of the Board's
                                   Audit Committee and Committee on Directors.

 Robert L. Barnett, 53             Formerly Vice Chairman of Ameritech (1991-1992) and                1990
                                   President of the Ameritech Bell Group (1989-1992),              Class 1996
                                   communications and information services, which includes
                                   eight wholly-owned subsidiaries of American Information
                                   Technologies Corporation (Ameritech) and the Bell Group
                                   staff.  Mr. Barnett also served as President of
                                   Ameritech Enterprise Group (1987-1989), President and
                                   Chief Executive Officer of Wisconsin Bell Company (1985-
                                   1987), Vice President of Operations for Wisconsin Bell
                                   Company (1984-1985), President of Ameritech Mobile
                                   Communications Company (1983-1984), and in various other
                                   capacities with the Bell System, which he joined in 1964.
                                   He is a director of Johnson Controls, Inc. and is a member of the Advisory Council of the Robert R. McCormick School
                                   of Engineering and Applied Science at Northwestern
                                   University and of the University's Electrical Engineering
                                   and Computer Science Industrial Advisory Board.  He is
                                   affiliated with the Institute of Electrical and
                                   Electronics Engineers.  Mr. Barnett has been a director of the Corporation since May 1990.  He is a member of the
                                   Board's Compensation and Organization Committee, Audit
                                   Committee and Committee on Directors.



                                                                                                   YEAR FIRST
                                                     PRINCIPAL OCCUPATION,                           BECAME
                                                  FIVE YEAR EMPLOYMENT HISTORY                      DIRECTOR
           NAME AND AGE                             AND OTHER DIRECTORSHIPS                         AND CLASS
- ---------------------------------  ---------------------------------------------------------   ------------------
 David W. Fox, 62                  Chairman and Chief Executive Officer (since 1990) of               1987
                                   Northern Trust Corporation and The Northern Trust Company,      Class 1996
                                   banking and financial services.  He has been with The
                                   Northern Trust Company since 1955 and served as Senior
                                   Vice President (1974-1978), Executive Vice President
                                   (1978-1981), Vice Chairman (1981-1987), and President
                                   (1987-1993).  Mr. Fox is a director of The Federal
                                   Reserve Bank of Chicago, Northern Trust of Florida
                                   Corp., Banque Rivaud (Paris, France), INROADS/Chicago and
                                   the Chicago Central Area Committee.  He is a Governor of
                                   the Chicago Stock Exchange and a trustee of Northwestern
                                   Memorial Hospital, the Adler Planetarium, The Orchestral
                                   Association, and DePaul University. Mr. Fox has been a
                                   director of the Corporation since May 1987, is a member of the Board's Executive Committee, Finance Committee and
                                   Committee on Directors, and is Chairman of its
                                   Compensation and Organization Committee.

 Marvin E. Lesser, 52              Managing Partner (since 1989) of Cilluffo Associates,              1993
                                   L.P., a private investment partnership.  Managing Partner       Class 1996
                                   (since 1993) of Sigma Partners, L.P., a private investment partnership.  Mr. Lesser has also been a private
                                   consultant since 1992.  He was Senior Vice President
                                   (1986-1988) of Bessemer Securities Corporation, a private
                                   investment company and a director (1989-1991) of Amdura
                                   Corporation.  Mr. Lesser is Chairman of the Seacoast Area
                                   Chapter (New Hampshire) of the American Red Cross.  He has
                                   been a director of the Corporation since May 1993; he is a member of the Board's Finance Committee, Committee on
                                   Directors and Public Affairs Committee.

 Alan G. Turner, 60                Chairman and Chief Executive of BPB Industries plc,                1984
                                   London, England, a manufacturer of gypsum products and          Class 1996
                                   other building materials and paper and packaging products.
                                   Prior to September 1993, Mr. Turner was Chairman (November
                                   1992-August 1993), Chairman and Chief Executive
                                   (1985-1992), Chief Executive (1978-1985), Deputy Chief
                                   Executive (1974-1978), and served in various other
                                   capacities since his association with BPB Industries plc
                                   in 1962.  He has been a director of that company since
                                   1972.  Mr. Turner is also a director and Vice President of the National Council of Building Material Producers
                                   Limited, United Kingdom; director of The Manufacturers
                                   Life Insurance Company, Toronto; director of Jaguar
                                   Limited, United Kingdom;  director of RSA Adelphi
                                   Enterprises Ltd.; and  a member of the European Advisory
                                   Board of Boral Limited, Australia.  He is an honorary
                                   president of Eurogypsum; a member of the Council and
                                   Treasurer of the Royal Society for the Encouragement of
                                   Arts, Manufactures & Commerce, United Kingdom; and a
                                   member of the Institution of Chemical Engineers.  Mr.
                                   Turner has been a director of the Corporation since May
                                   1984 and is a member of the Board's Audit Committee and
                                   Committee on Directors. (BPB Industries plc, London,
                                   England, beneficially owns 1,000 shares of Common Stock of the Corporation).

 Barry L. Zubrow, 41               Partner (since 1988) of Goldman, Sachs & Co., investment           1993
                                   bankers.  Mr. Zubrow is a member of the Board of Managers       Class 1996
                                   of Haverford College.  He has been a director of the
                                   Corporation since May 1993 and is a member of the Board's
                                   Finance Committee and Committee on Directors.


     On February 9, 1994, William C. Foote was elected a director of the Corporation (in the class with a term expiring in 1995) to become effective March 1, 1994 following the retirement of Mr. Falvo. See "Executive Officers of the Registrant" below for Mr. Foote's age, present position and employment within the past five years. He will be a member of the Executive Committee.

EXECUTIVE OFFICERS OF THE REGISTRANT (WHO ARE NOT DIRECTORS)


                                                                                                             HAS HELD
                 NAME, AGE                                                                                   PRESENT
            AND PRESENT POSITION                       PRIOR BUSINESS EXPERIENCE IN PAST FIVE YEARS       POSITION SINCE
- -------------------------------------------     --------------------------------------------------------- --------------
William C. Foote, 42                            Senior Vice President, USG Interiors, Inc. to March 1989;  January 1994
President and Chief Operating Officer           Senior Vice President and General Manager, Central
                                                Construction Products Region, United States Gypsum
                                                Company to November 1990; Executive Vice President and
                                                Chief Operating Officer, L&W Supply Corporation to
                                                September 1991; President and Chief Executive Officer,
                                                L&W Supply Corporation from September 1991 through
                                                December 1993; President and Chief Executive Officer, USG
                                                Interiors, Inc. from January 1993 through December 1993.

Arthur G. Leisten, 52                           Vice President and General Counsel to January 1990;        February 1994
Senior Vice President and General Counsel       Senior Vice President and General Counsel to March 1993;
                                                Senior Vice President, General Counsel and Secretary to
                                                February 1994.

P. Jack O'Bryan, 58                             Senior Vice President and General Manager, Central         January 1993
Senior Vice President and Chief                 Construction Products Region, United States Gypsum
Technology Officer                              Company to March 1989; President and Chief Executive
                                                Officer, United States Gypsum Company to January 1993.


Harold E. Pendexter, Jr., 59                    Vice President, Human Resources and Administration to      January 1991
Senior Vice President and Chief Administrative  January 1990; Senior Vice President, Human Resources and
Officer                                         Administration to January 1991.

Raymond T. Belz, 53                             Vice President Finance, United States Gypsum Company to    January 1994
Vice President and Controller,                  December 1990; Vice President Financial Services, United
USG Corporation; Vice President                 States Gypsum Company since January 1991.
Financial Services, United States Gypsum
Company

Brian W. Burrows, 54                            Same position.                                             March 1987
Vice President, Research and Development

Richard H. Fleming, 46                          Vice President Finance and Chief Financial Officer,        January 1994
Vice President and Chief                        Masonite Corporation to February 1989; Director,
Financial Officer                               Corporate Finance, USG Corporation to January 1991; Vice
                                                President and Treasurer to December 1993.

Matthew P. Gonring, 38                          Director, Public Relations to January 1991; Director,      March 1993
Vice President, Corporate                       Corporate Communications to March 1993.
Communications



                                                                                                             HAS HELD
                 NAME, AGE                                                                                   PRESENT
            AND PRESENT POSITION                       PRIOR BUSINESS EXPERIENCE IN PAST FIVE YEARS       POSITION SINCE
- -------------------------------------------     --------------------------------------------------------- --------------
J. Bradford James, 47                           Vice President, Finance & Administration, USG Interiors,   January 1994
Vice President; President and Chief Executive   Inc. to March 1989; Director, Corporate Strategic
Officer, USG Interiors, Inc.                    Planning, USG Corporation and Vice President, Finance &
                                                Administration, USG Interiors, Inc. to January 1990; Vice
                                                President, Financial and Strategic Planning, USG
                                                Corporation to January 1991; Vice President and Chief
                                                Financial Officer, USG Corporation to March 1993; Senior
                                                Vice President and Chief Financial Officer to December
                                                1993.

John E. Malone, 50                              Vice President and Controller, USG Corporation to          January 1994
Vice President and Treasurer,                   December 1993; Vice President - Finance, USG
USG Corporation; Vice President - Finance, USG  International, Ltd. since March 1993.
International, Ltd.

James S. Phillips, 64                           Vice President, National Accounts, United States Gypsum    December 1990
Vice President, Corporate                       Company to March 1989; Vice President National Accounts,
Accounts                                        USG Corporation to December 1990.


Donald E. Roller, 56                            Executive Vice President and Chief Operating Officer, USG  January 1994
Vice President; President and Chief Executive   Interiors, Inc. to March 1989; President and Chief
Officer, United States Gypsum Company           Executive Officer, USG Interiors Inc. to January 1993;
                                                President and Chief Executive Officer, United States
                                                Gypsum Company since January 1993.

Stanley R. Sak, 53                              Group Vice President, Ceiling Group, USG Interiors, Inc.   January 1994
Vice President; President and Chief Executive   to March 1989; Executive Vice President, USG Interiors,
Officer, USG International, Ltd.                Inc. to October 1990; President and Chief Executive
                                                Officer, USG International, Ltd. since October 1990.

S. Gary Snodgrass, 42                           Vice President Human Resources, USG Interiors, Inc. to     January 1994
Vice President, Human Resources -  Operations   December 1989; Director, Corporate Human Resources
                                                Planning, USG Corporation and Vice President, Human
                                                Resources, USG Interiors, Inc. to November 1990;
                                                Director, Human Resources, USG Corporation to September
                                                1992; Vice President, Management Resources and Employee
                                                Relations to December 1993.

Dean H. Goossen, 46                             General Counsel and Secretary, Arthur J. Gallagher & Co.   February 1994
Corporate Secretary                             to 1989; Vice President, General Counsel and Secretary,
                                                Xerox Financial Services Life Insurance Company to
                                                February 1993; Assistant Secretary, USG Corporation to
                                                February 1994.



                                                                                                             HAS HELD
                 NAME, AGE                                                                                   PRESENT
            AND PRESENT POSITION                       PRIOR BUSINESS EXPERIENCE IN PAST FIVE YEARS       POSITION SINCE
- -------------------------------------------     --------------------------------------------------------- --------------
Frank R. Wall, 61                               Senior Vice President and General Manager, Western         January 1994
President and Chief Executive Officer, L&W      Construction Products Region, United States Gypsum
Supply Corporation                              Company to January 1990; Senior Vice President, Operating
                                                Services, United States Gypsum Company to April 1993;
                                                Executive Vice President and Chief Operating Officer, L&W
                                                Supply Corporation to December 1993.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND BENEFITS

     The discussion that follows has been prepared based on the actual compensation paid and benefits provided by the Corporation to the five most highly compensated executive officers of the Corporation (collectively, the "NAMED EXECUTIVES"), for services performed during 1993 and the other periods indicated. This historical data is not necessarily indicative of the compensation and benefits that may be provided to such persons in the future.

     In general, the Prepackaged Plan provided for the continuation by the Corporation of the existing employment, compensation and benefit arrangements. The Prepackaged Plan resulted in a substantial reduction on May 6, 1993 in the amounts otherwise potentially payable to the Named Executives in 1994 under the Corporation's three-year Incentive Recovery Program (the "IRP") and the concurrent cash settlement of such reduced awards. Although no further awards will be made to the Named Executives under the IRP, the Named Executives were eligible for incentive awards under the Corporation's 1993 Annual Management Incentive Program.

                           SUMMARY COMPENSATION TABLE

     The following table summarizes for the years indicated the compensation awarded to, earned by or paid to the Named Executives for services rendered in all capacities to the Corporation and its subsidiaries.



                                                                                     LONG TERM COMPENSATION
                                                                               ---------------------------------
                                       ANNUAL COMPENSATION                             AWARDS            PAYOUTS
                           -------------------------------------------         -----------------------  --------

                                                                  OTHER
                                                                 ANNUAL      RESTRICTED                               ALL OTHER
      NAME AND                                                   COMPEN-        STOCK       OPTIONS/      LTIP         COMPEN-
 PRINCIPAL POSITION                   SALARY        BONUS        SATION        AWARDS         SARS       PAYOUTS       SATION
(AS OF JANUARY 1, 1994)    YEAR         ($)        ($)(A)        ($)(B)        ($)(C)        (#)(D)      ($)(E)        ($)(F)
- -----------------------    ----       ------       ------         -----      ----------     --------     -------      ---------
Eugene B. Connolly         1993     $ 612,500    $ 717,624    $  52,952     $       -       250,000    $1,164,005    $ 42,426
 Chairman of the Board     1992       555,000            -            -             -             -             -         530
 and CEO                   1991       475,000            -            -       213,750             -             -         530

Anthony J. Falvo, Jr.      1993       473,750      543,120            -             -        50,000       800,168      32,869
 Vice Chairman             1992       432,500            -            -             -             -             -         530
                           1991       376,667            -            -       142,500             -             -         530

P. Jack O'Bryan            1993       280,000      255,096            -             -       100,000       470,448      17,739
 Senior Vice President     1992       256,000            -            -             -             -             -         530
 and Chief Technology      1991       236,750            -            -        83,125             -             -         530
 Officer

Donald E. Roller           1993       280,000      255,096            -             -       100,000       446,614      17,574
 Vice President; President 1992       250,000            -            -             -             -             -         530
 and CEO, United States    1991       233,333            -            -        83,125             -             -         530
 Gypsum Company

Harold E. Pendexter, Jr.   1993       269,583      250,614            -             -       100,000       408,524      17,739
 Senior Vice President     1992       242,500            -            -             -             -             -         530
 and Chief Administrative  1991       210,000            -            -        83,125             -             -         530
 Officer



     (a)  Reflects payments arising from cash award opportunities under the Corporation's 1993 Annual Management Incentive Program
          which were afforded to the Named Executives upon termination of the IRP referred to in footnote (e).  The amounts shown are taken into account for purposes of computing benefits under the Corporation's retirement plans.  None of the Named
          Executives received an annual cash bonus for 1992 or 1991.

     (b)  Mr. Connolly's Other Annual Compensation for 1993 included $14,100 in automobile allowance and $16,724 as the estimated cost of equivalent life insurance provided by the Corporation's executive death benefit plan; no other Named Executive had perquisites and other personal benefits aggregating the lesser of either $50,000 or 10 percent of salary and bonus for
          1993, and none of the Named Executives had such perquisites or other personal benefits for 1992 or 1991.

     (c)  The amounts shown reflect the value (determined by the closing price of the Corporation's Common Stock on the New York
          Stock Exchange on the date of grant) of grants of restricted stock awards made in 1991 under the Management Performance
          Plan.  The shares subject to some such awards were originally scheduled to vest no later than the tenth anniversary of the applicable date of grant, subject to acceleration upon the attainment of specified performance objectives, and the awards included the right to receive dividends paid to stockholders.  None of the restricted stock awards were originally scheduled to vest in less than three years from the date of grant.  No dividends were paid by the Corporation in 1991,
          1992, or 1993.  The shares subject to such awards were reduced proportionally as a result of the one for 50 reverse stock split effected by the Prepackaged Plan.  Although none of such shares had vested as of December 31, 1993, the Compensation and Organization Committees of the Board of Directors determined in November 1993 to accelerate the vesting of all outstanding restricted stock awards, including the awards held by the Named Executive in the amounts indicated in the next sentence, to February 14, 1994.  As of December 31, 1993, the aggregate number of restricted shares held by each of the
          Named Executives and the aggregate value thereof, determined with reference to closing prices on such date, were as follows:  Mr. Connolly, 3,852 shares, $112,671; Mr. Falvo, 2,628 shares, $76,869; Mr. O'Bryan, 1,528 shares, $44,694; Mr.
          Roller, 1,480 shares, $43,290; and Mr. Pendexter, 1,329 shares, $38,873.




     (d)  Option awards in 1993 were granted effective June 1, 1993.  No option awards were granted to the Named Executives in 1992 or 1991 and all option awards outstanding as of May 6, 1993 were cancelled without consideration by the terms of the
          Prepackaged Plan.

     (e)  Reflects cash settlements of reduced awards, otherwise potentially payable in 1994, in connection with termination of the
          IRP pursuant to and concurrently with the effectiveness of the Prepackaged Plan.  The amounts shown are taken into account for purposes of computing benefits under the Corporation's retirement plans.  None of the Named Executives received long-
          term incentive plan payouts in 1992 or 1991.

     (f)  All Other Compensation for the Named Executives for each year consisted solely of matching contributions from the
          Corporation to defined contribution plans.



                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (A)



                                                                                          POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                          RATES OF STOCK PRICE
                                               INDIVIDUAL GRANTS                    APPRECIATION FOR OPTION TERM (C)
                             -----------------------------------------------------  --------------------------------

                           SECURITIES      % OF TOTAL
                           UNDERLYING     OPTIONS/SARS
                          OPTIONS/SARS     GRANTED TO    EXERCISE
                             GRANTED        EMPLOYEES      PRICE        EXPIRATION        5%             10%
     NAME                    (#)(B)          IN 1993      ($/SH)           DATE           ($)            ($)
- ---------------------     -------------    ----------    --------       ----------   ----------     ----------


Eugene B. Connolly          250,000           14.9      $ 10.3125         6/1/03     $1,618,375     $4,109,375
Anthony J. Falvo, Jr.        50,000            3.0        10.3125         6/1/03        323,675        821,875
P.Jack O'Bryan              100,000            6.0        10.3125         6/1/03        647,350      1,643,750
Donald E. Roller            100,000            6.0        10.3125         6/1/03        647,350      1,643,750
Harold E. Pendexter, Jr.    100,000            6.0        10.3125         6/1/03        647,350      1,643,750



(a)   No SARs were granted in 1993.

(b)   Pursuant to the Prepackaged Plan, all outstanding option awards as of May 6, 1993, were cancelled without consideration.  As permitted by the Prepackaged Plan, 2,788,350 shares of Common Stock were reserved for future issuance in conjunction with stock options.  Options for 1,673,000 shares of Common Stock were granted on June 1, 1993 to 45 individuals, including the
      Named Executives, at the exercise price of $10.3125 per share, which was the average of the high and low sales prices for a share of Common Stock as reported on the NYSE Composite Tape for such date.  These options become exercisable at the rate of one-third of the aggregate grant on each of the first three anniversaries of the date of the grant (except for the option grant with respect to 50,000 shares to Mr. Falvo, which is expected to become exercisable in 1994 in conjunction with his anticipated retirement) and expire on the tenth anniversary of the date of grant except in the case of retirement, death or disability in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

(c)   Assumes appreciation in value from the date of grant to the end of the option term, at the indicated rate.



   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES



                            NUMBER OF                     NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                             SHARES                         OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                           UNDERLYING                     AT FISCAL YEAR-END (A)       AT FISCAL YEAR-END (A)
                             OPTIONS         VALUE      ----------------------------  ---------------------------
                            EXERCISED       REALIZED    EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
     NAME                      (#)             ($)          (#)             (#)           ($)            ($)
- --------------------       ----------       ---------   ----------    --------------  ----------    -------------
Eugene B. Connolly                0      $       0              0        250,000      $       0     $4,718,750
Anthony J. Falvo, Jr.             0              0              0         50,000              0        943,750
P. Jack O'Bryan                   0              0              0        100,000              0      1,887,500
Donald E. Roller                  0              0              0        100,000              0      1,887,500
Harold E. Pendexter, Jr.          0              0              0        100,000              0      1,887,500



(a)   No SARs were outstanding as of December 31, 1993.


EMPLOYMENT AGREEMENTS

     In order to assure continued availability of services of the Named Executives, the Corporation (or, in the case of Mr. Roller, U.S. Gypsum) entered into employment agreements (the "EMPLOYMENT AGREEMENTS") with the Named Executives in 1993 which superseded substantially identical agreements entered into on various dates prior to 1993. The Employment Agreements, which do not by their terms provide for renewal or extension, terminate on December 31, 1996.

     The Employment Agreements provide for minimum annual salaries at the then current rate to be paid at normal pay periods and at normal intervals to Messrs. Connolly ($585,000), Falvo ($455,000), O'Bryan ($280,000), Roller ($280,000),
and Pendexter ($255,000), with the minimum annual salaries deemed increased concurrently with salary increases authorized by the Compensation and Organization Committee of the Board of Directors. The Employment Agreements require that each Named Executive devote his full attention and best efforts during the term of such agreement to the performance of assigned duties. If a Named Executive is discharged without cause by the Corporation during the term of his Employment Agreement, he may elect to be treated as a continuing employee under such agreement, with salary continuing at the minimum rate specified in such agreement or at the rate in effect at the time of discharge, if greater, for the balance of the term of the Employment Agreement or for a period of two years, whichever is greater. In the event of any such salary continuation, certain benefits will be continued at corresponding levels and for the same period of time. If a Named Executive becomes disabled during the term of his Employment Agreement, his compensation continues for the unexpired term of the Employment Agreement at the rate in effect at the inception of the disability. In the event of a Named Executive's death during the term of his Employment Agreement, one-half of the full rate of compensation in effect at the time of his death will be paid to his beneficiary for the remainder of the unexpired term of the Employment Agreement.

     Each of the Named Executives has undertaken, during the term of his Employment Agreement and for a period of three years thereafter, not to participate, directly or indirectly, in any enterprise which competes with the Corporation or any of its subsidiaries in any line of products in any region of the United States. Each Named Executive has also agreed not to, at any time, use for his benefit or the benefit of others or disclose to others any of the Corporation's confidential information except as required by the performance of his duties under his Employment Agreement.


TERMINATION COMPENSATION AGREEMENTS

     The Corporation is a party to termination compensation agreements with the Named Executives, each of such agreement which will terminate at the earlier of the close of business on December 31, 1995, or upon the Named Executive attaining age 65.

     The agreements provide certain benefits in the event of a "change in control" and termination of employment within three years thereafter or prior to the Named Executive attaining age 65, whichever is earlier, but only if such termination occurs under one of several sets of identified circumstances. Such circumstances include termination by the Corporation other than for "cause" and termination by the Named Executive for "good reason". Each "change in control" will begin a new three-year period for the foregoing purposes. For purposes of the agreements: (i) a "change in control" is deemed to have occurred, in general, if any person or group of persons acquires beneficial ownership of 20% or more of the combined voting power of the Corporation's then outstanding voting securities, if there is a change in a majority of the members of the Board within a two year period and in certain other events; (ii) the term "cause" is defined as, in general, the willful and continued failure by the Named Executive substantially to perform his duties after a demand for substantial performance has been delivered or the willful engaging of the Named Executive in misconduct which is materially injurious to the Corporation; and
(iii) "good reason" for termination by a Named Executive means, in general, termination subsequent to a change in control based on specified changes in the Named Executive's duties, responsibilities, titles, offices or office location, compensation levels and benefit levels or participation.

     The benefits include payment of full base salary through the date of termination at the rate in effect at the time of notice of termination, payment of any unpaid bonus for a past fiscal year and pro rata payment of bonus for the then current fiscal year, and continuation through the date of termination of all stock ownership, purchase and option plans and insurance and other benefit plans. In the event of a termination giving rise to benefits under the agreements, the applicable Named Executive will be entitled to payment of a lump sum amount equal to 2.99 times the sum of (i) his then annual base salary, computed at 12 times his then current monthly pay and (ii) his full year position par bonus for the then current fiscal year, subject to all applicable federal and state income taxes, together with payment of a gross-up amount to provide for applicable federal excise taxes in the event such lump sum and all other benefits payable to the Named Executive constitute an "excess parachute payment" under the Internal Revenue Code. The Corporation is required to maintain in full force and effect until the earlier of (i) two years after the date of any termination which gives rise to benefits under any of the agreements and (ii) commencement by the Named Executive of full-time employment with a new employer, all insurance plans and arrangements in which the Named Executive was entitled to participate immediately prior to his termination in a manner which would give rise to benefits under his agreement, provided that if such participation is barred, the Corporation will be obligated to provide substantially similar benefits. In the event of any termination giving rise to benefits under the agreements, the Corporation is required to credit the applicable Named Executive with three years of benefit and credited service in addition to the total number of years of benefit and credited service the Named Executive accrued under the USG Corporation Retirement Plan. See "Retirement Plans" below. If the Named Executive has a total of less than five years of credited service following such crediting, he nonetheless will be treated as if he were fully vested under that Plan, but with benefits calculated solely on the basis of such total benefit service.

     The Corporation is obligated to pay to each Named Executive all legal fees and expenses incurred by him as a result of a termination which gives rise to benefits under his agreement, including all fees and expenses incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided under such agreement. No amounts are payable under such agreements if the Named Executive's employment is terminated by the Corporation for "cause" or if the Named Executive terminates his employment and "good reason" does not exist.

     Although Water Street's ownership of more than 20% of the Corporation's voting securities as a result of the Restructuring constituted a "change in control" under the agreements, each of the Named Executives agreed to waive this occurrence. Such waivers do not constitute a waiver of any other occurrence of a change in control.

     The Corporation has established a so-called "rabbi trust" to provide a source of payment for benefits payable under such agreements. Immediately upon any change in control, the Corporation may deposit with the trustee under such trust an amount reasonably estimated to be potentially payable under all such agreements, taking into account any previous deposits. The Corporation did not make any such deposit to the trust as a result of Water Street's ownership. In the event that the assets of such trust in fact prove insufficient to provide for benefits payable under all such agreements, the shortfall would be paid directly by the Corporation from its general assets.


RETIREMENT PLANS

     The following table shows the annual pension benefits on a straight-life annuity basis for retirement at normal retirement age under the terms of the Corporation's contributory retirement plan (the "RETIREMENT PLAN"), before the applicable offset of one-half of the primary social security benefits at time of retirement. The table has been prepared for various compensation classifications and representative years of credited service under the Plan. Each participating employee contributes towards the cost of his or her retirement benefit. Retirement benefits are based on the average rate of annual covered compensation during the three consecutive years of highest annual compensation in the ten years of employment immediately preceding retirement. Participants become fully vested after five years of continuous credited service.


                                        RETIREMENT PLAN TABLE

                                             Years of Credited Service
     COVERED      --------------------------------------------------------------------
   COMPENSATION        20            25            30            35             40
   ------------   ------------  -----------    -----------   -----------    ----------

   $ 200,000      $  64,000     $  80,000      $  96,000     $ 112,000      $ 128,000
     400,000        128,000       160,000        192,000       224,000        256,000
     600,000        192,000       240,000        288,000       336,000        384,000
     800,000        256,000       320,000        384,000       448,000        512,000
   1,000,000        320,000       400,000        480,000       560,000        640,000
   1,200,000        384,000       480,000        576,000       672,000        768,000


  The Named Executives participate in the Retirement Plan. The Named Executives' full years of continuous credited service at December 31, 1993 were as follows: Mr. Connolly, 35; Mr. Falvo, 38; Mr. O'Bryan, 35; Mr. Roller, 33; and Mr. Pendexter, 36. Compensation under the Retirement Plan includes salary and incentive compensation (bonus and IRP payments) for the year in which payments are made.

  Pursuant to a supplemental retirement plan, the Corporation has undertaken to pay any retirement benefits otherwise payable to certain individuals, including the Named Executives, under the terms of the Corporation's contributory Retirement Plan but for provisions of the Internal Revenue Code limiting amounts payable under tax-qualified retirement plans in certain circumstances. The Corporation has established a so-called "rabbi trust" to provide a source of payment for benefits under this supplemental plan. Amounts are deposited in this trust from time to time to provide a source of payments to participants as they retire as well as for periodic payments to certain other retirees. In addition, the Corporation has authorized establishment by certain individuals, including the Named Executives, of special retirement accounts with independent financial institutions as an additional means of funding the Corporation's obligations to make such supplemental payments.


DIRECTOR COMPENSATION

  Directors who are not employees of the Corporation are currently entitled to receive a retainer of $6,000 per quarter plus a fee of $900 for each Board or Board committee meeting attended, together with reimbursement for out-of-pocket expenses incurred in connection with attendance at meetings. A non-employee director serving as chairman of a committee is entitled to receive an additional retainer of $1,000 per quarter for each such chairmanship. Additional fees for pre-meeting consultations may be paid as applicable to non-employee directors, the amount of such fees to bear a reasonable relationship to the regular meeting fee of $900 and the customary length of a meeting of the Board committee involved. No director of the Corporation has received any compensation of any kind for serving as a director while also serving as an officer or other employee of the Corporation or any of its subsidiaries.

  In the past, the Corporation has entered into consulting agreements with retiring non-employee directors who had specified minimum periods of service on the Board. Those agreements continued the annualized retainer which was in effect in each instance at the time of retirement from the Board in return for an undertaking to serve in an advisory capacity and to refrain from any activity in conflict or in competition with the Corporation. The Board has determined to continue to offer such agreements on a case-by-case basis but also has determined to limit any such agreement to a term not to exceed five years.

1994 Stock Option Grants

  Options for 933,000 shares of Common Stock were granted on February 9, 1994 to 76 officers and key managers, none of whom is a Named Executive, at the exercise price of $32.5625 per share, which was the average of the high and low sales prices for a share of Common Stock as reported on the NYSE Composite Tape for such date. These options become exercisable at the rate of one-third of the aggregate grant on each of the first three anniversaries of the date of grant and expire on the tenth anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

5% HOLDERS OF COMMON STOCK

  The following persons are known by the Corporation to be a beneficial owner of more than five percent of the outstanding Common Stock:


 NAME AND ADDRESS                                       AMOUNT AND NATURE OF
 OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP    Percent of Class
 -------------------                                    --------------------    ----------------
 Water Street Corporate Recovery Fund I, L.P. (a)          16,105,840                  43%
 85 Broad Street
 New York, NY  10004

 FMR Corp. (b)                                              1,922,400                   5%
 82 Devonshire Street
 Boston, MA  02109

(a) Water Street owns directly 15,893,231 shares of Common Stock and 116,070 Warrants that are currently exercisable. Goldman, Sachs & Co. owns directly 96,539 shares of Common Stock and, as the general partner of Water Street, may be deemed to be the beneficial owner of the 15,893,231 shares of Common Stock and 116,070 Warrants owned directly by Water Street. Such shares and Warrants may also be deemed to be beneficially owned by The Goldman Sachs Group, L.P., one of the general partners of Goldman, Sachs & Co. Goldman, Sachs & Co. and the Goldman Sachs Group, L.P. disclaim beneficial ownership of shares and Warrants held by Water Street to the extent partnership interests in Water Street are held by persons other than Goldman, Sachs & Co., the Goldman Sachs Group, L.P. and their affiliates.

(b) Based solely on a Schedule 13G filed with the SEC and certain information received by the Corporation from Fidelity Management and Research Company, as of February 23, 1994, FMR Corp., a parent holding company, had sole voting and investment power with respect to 33,600 shares, and sole investment power with respect to 1,888,800 shares. Fidelity
    Management & Research Company, an investment advisor, and Fidelity Management Trust Company, a bank, both wholly-owned subsidiaries of FMR Corp., through certain funds or accounts managed or advised by them, beneficially owned 1,888,800 and 33,600 shares, respectively. Edward
    C. Johnson, III, Chairman of FMR Corp. owns 34% of the outstanding voting common stock of FMR Corp. Various Johnson family members and trusts for the benefit of Johnson family members own FMR Corp. voting common stock. These Johnson family members, through their ownership of voting common stock, form a controlling group with respect to FMR Corp.


DIRECTORS AND EXECUTIVE OFFICERS

 The following table sets forth information as of January 1, 1994 regarding the beneficial ownership of Common Stock by each current director and Named Executive and by all current directors and executive officers of the Corporation as a group (31 persons). Such information is derived from the filings made with the SEC by such persons under Section 16(a) of the Exchange Act. The totals include any shares allocated to the accounts of those individuals through December 31, 1993 under the USG Corporation Investment Plan.



                                             SHARES BENEFICIALLY             PERCENT
     NAME                                          OWNED                    OF CLASS (A)
     ----                                    -------------------            ------------
     Robert L. Barnett . . . . . . . . . . .          20
     Keith A. Brown . . . . . .  . . . . . .     119,256
     W. H. Clark . . . . . . . . . . . . . .       2,248
     Eugene B. Connolly. . . . . . . . . . .       7,789
     James C. Cotting. . . . . . . . . . . .          20
     Lawrence M. Crutcher . . . . . . .  . .       1,800
     Anthony J. Falvo, Jr. . . . . . . . . .       6,852
     Wade Fetzer III. . . . . . . . . .. . .         (b)
     David W. Fox. . . . . . . . . . . . . .         112
     Philip C. Jackson, Jr.. . . . . . . . .       1,963
     Marvin E. Lesser . . . . . . . . .. . .         500
     P. Jack O'Bryan . . . . . . . . . . . .       5,029
     Harold E. Pendexter, Jr . . . . . . . .       5,085
     Donald E. Roller. . . . . . . . . . . .       4,970
     John B. Schwemm . . . . . . . . . . . .         154
     Judith A. Sprieser. . . . . . . . . . .           0
     Alan G. Turner. . . . . . . . . . . . .           0
     Barry L. Zubrow  . . . . . . . . .  . .         (b)
     All current directors, and present
     executive officers as a group (31 persons),
     including those current directors and Named
     Executives named above. . . . . . . . .     172,080

     (a) Total beneficial ownership of 172,080 shares of Common Stock by members of the group identified above represents approximately 0.5% of the total outstanding shares of Common Stock, excluding the shares that Messrs. Fetzer and Zubrow may be deemed to beneficially own as described in the following note. No director had a right to acquire beneficial ownership of any shares of Common Stock within 60 days after January 1, 1994 except as described as follows and in note (b)below: Warrants that are currently exercisable are as follows: Mr. Brown, 16,458 Warrants; Mr. Connolly, 1,003 Warrants; Mr. Falvo, 1,003 Warrants; Mr. Fox, 19 Warrants; Mr. Jackson, 879 Warrants; Mr. O'Bryan, 831; Mr. Pendexter, 619; Mr. Roller, 975; Mr. Schwemm, 25 Warrants. Warrants held by directors and executive officers as a group totaled 139,140. The above table also excludes options to purchase an aggregate of 1,283,000 shares of Common Stock which are not exercisable within 60 days after January 1, 1994, except for the option grant with respect to 50,000 shares to Mr. Falvo, which is expected to fully vest in 1994 in conjunction with his retirement.

     (b) Messrs. Fetzer and Zubrow are general partners of Goldman, Sachs & Co. As general partners, Messrs. Fetzer and Zubrow may be deemed to be the beneficial owners of shares beneficially owned or held by Goldman, Sachs & Co. and its affiliates, including Water Street and The Goldman Sachs Group, L.P. As described above, Goldman, Sachs & Co. owns directly 96,539 shares of Common Stock and, as the general partner of Water Street, may be deemed to be the beneficial owner of the 15,893,231 shares of Common Stock and 116,070 Warrants owned directly by Water Street. Messrs. Fetzer and Zubrow disclaim beneficial ownership of such shares and Warrants other than to the extent such ownership corresponds to their respective percentage interests in Goldman, Sachs & Co., The Goldman Sachs Group, L.P. and Water Street.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENT WITH WATER STREET ENTITIES

  On February 25, 1993, the Corporation entered into an agreement with Water Street (the "WATER STREET AGREEMENT"). The Water Street Agreement, among other things, (i) restricts Water Steet and its affiliates Goldman, Sachs & Co. and The Goldman Sachs Group, L.P. (collectively the "WATER STREET ENTITIES") from purchasing, or offering or agreeing to purchase, any shares of Common Stock or other voting securities of the Corporation, except for Permitted Acquisitions (as defined in the Water Street Agreement) and acquisitions by any Water Street Entity other than Water Street of up to an aggregate of 10% of the then outstanding shares of Common Stock in the ordinary course of its business; (ii) requires (a) Water Street to vote all shares of Common Stock and other voting securities of the Corporation beneficially owned by it and (b) the other Water Street Entities to vote all shares of Common Stock beneficially owned by them in excess of 10% of the then outstanding shares of Common Stock, in each case, in the same proportion as the votes cast by all other holders of Common Stock and other voting securities of the Corporation, subject to certain exceptions described below; (iii) places restrictions on the ability of the Water Street Entities to transfer shares of Common Stock to any person, except for (a) sales consistent with Rule 144 of the Securities Act of 1993, (b) underwritten public offerings, (c) persons not known to be 5% holders, (d) pledgees who agree to be bound by certain provisions of the Water Street Agreement, (e) in the case of Water Street, distributions to Water Street's partners in accordance with the governing partnership agreement, (f) pursuant to certain tender or exchange offers for shares of Common Stock and (g) pursuant to transactions approved by the Board; (iv) provides Water Street with certain rights to nominate directors to the Board and Finance Committee (as described below); (v) requires the maintenance of directors' and officers' liability insurance and indemnification rights; (vi) requires that the Corporation's shareholder rights plan provide temporary exemptions for ownership of Common Stock by the Water Street Entities;
(vii) provides Water Street with four demand registrations and unlimited piggyback registrations, subject to certain limitations described below; and
(viii) provides for indemnification by the Corporation of Water Street, its underwriters and related parties for securities law claims related to any demand or piggyback registration contemplated in clause (vii) above.

  In connection with the Restructuring, Water Street nominated two New
Directors to the Board, Wade Fetzer III and Barry L. Zubrow. See Item 10, "Directors and Executive Officers of the Registrant". In the event that the Water Street Directors are removed from office without the consent of Water Street, then the restrictions on the Water Street Entities relating to (i) the purchases of voting securities of the Corporation other than Permitted Acquisitions, (ii) the voting of securities of the Corporation and (iii) the transfer of shares of Common Stock, as described above, shall terminate. These restrictions shall also terminate upon the earliest to occur of: (i) the consummation of a merger, consolidation or other business combination to which the Corporation is a constituent corporation, if the stockholders of the Corporation immediately before such merger, consolidation or combination do not own more than 50% of the combined voting power of the then outstanding voting securities of the surviving corporation, (ii) the Board consisting of a majority of directors not approved by a vote of the directors serving at the time the Water Street Agreement was executed, and (iii) the tenth anniversary of the Water Street Agreement. In addition, the restrictions on purchases of voting securities and transfers of Common Stock shall also terminate upon the Water Street Entities owning less than 5% of the then outstanding shares of Common Stock.

  Furthermore, the Water Street Entities will not be subject to the voting restrictions contained in the Water Street Agreement if, among other things:
(i) the Corporation defaults on the payment of principal or interest required to be paid pursuant to any indebtedness if the aggregate amount of such indebtedness is $25 million or more; (ii) the principal of any of the Corporation's indebtedness is declared due and payable prior to the date on which it would otherwise become due and payable if the aggregate amount of such indebtedness is $25 million or more; (iii) any person other than Water Street becomes the beneficial owner of more than 10% of the then outstanding shares of Common Stock; or (iv) the Corporation fails to comply with (x) the following financial covenants: a minimum senior interest coverage ratio, a minimum total interest coverage ratio, a minimum fixed charge coverage ratio, a minimum adjusted cumulative net worth, and a maximum leverage ratio or (y) a minimum total interest coverage ratio of 0.63 for a specified coverage period in 1993 and for the first quarter of 1994, 0.84 for the second quarter of 1994, 0.97 for the third quarter of 1994 and 1.14 for the fourth quarter of 1994, provided that (a) such financial covenants shall be calculated based only on domestic revenues unless the Corporation's non-domestic consolidated revenues exceed 35% of its total consolidated revenues, and (b) the Corporation shall not be deemed out of compliance in the event of a breach, after 1994 and prior to 1998, of the senior interest coverage ratio or the total interest coverage ratio unless there shall also exist at such time a breach of the fixed charge coverage ratio or in the event of a breach, after 1994 and prior to 1998, of the fixed charge coverage ratio unless there shall also exist at such time a breach of either the senior interest coverage ratio or the total interest coverage ratio. See "Description of Credit Agreement". If the Corporation complies with the financial covenants within the two fiscal quarters following the first failure to comply, the voting restrictions shall apply again. However, if the Corporation thereafter fails to comply with any of the financial covenants, the voting restrictions shall terminate.

     The provision of registration rights to Water Street is subject to certain limitations, including but not limited to the following: (i) of Water Street's four demand registrations, the Corporation shall pay the registration expenses (other than commissions and discounts of underwriters) for two registrations, and the Corporation and Water Street shall each pay one-half of the registration expenses (other than commissions and discounts of underwriters) for two registrations; and (ii) other than in connection with the Offering, Water Street (and any Water Street Entity that receives a distribution of Common Stock from Water Street and owns 5% or more of the then outstanding shares of Common Stock) shall not request a demand registration of Common Stock during any period in which the Corporation is actively engaged in a registered distribution of Common Stock until 90 days after the effective date of the registration statement relating to such distribution. With respect to the Offering, Water Street (and, if it distributes Common Stock to its partners, those partners) shall not request a demand registration of Common Stock during the 120-day period after the effective date of the Offering. In addition, during such 120-day period, Water Street and Goldman, Sachs & Co. shall not sell or otherwise dispose of any shares of Common Stock or Warrants, except that, at any time after 90 days after the effective date of the Offering, Water Street may distribute all or any portion of its shares of Common Stock or Warrants to its partners in accordance with its governing partnership agreement. In the event of any such distribution by Water Street, the partners (other than Goldman, Sachs & Co.) would not be subject to the restriction on selling shares of Common Stock or Warrants during the remainder of the 120-day period referred to above. Except in the case of the Offering, the Corporation and Water Street have mutual piggyback rights on registrations initiated by either, generally on a 50-50 basis.

     The Water Street Agreement originally provided, subject to certain exceptions, that, in connection with the first underwritten public offering of Common Stock after the Restructuring, the Corporation would have the right to sell, without participation of Water Street, up to such number of shares of Common Stock as would yield an aggregate price to the public of $100,000,000 and that, if a greater number of shares were to be sold in that offering, Water Street and the Corporation would each have the right to sell 50% of such greater number of shares. In addition, in connection with such offering, subject to certain exceptions, the Water Street Agreement originally provided that Water Street (and, if it distributes Common Stock to its partners, those partners) would not request or demand registration of Common Stock during the 180-day period after the effective date of such offering, rather than the 120-day period that applies to the Offering. In connection with the Offering, the Corporation and Water Street have mutually determined that they would sell in the Offering 4,000,000 shares of Common Stock, without regard to such $100,000,000 limitation, and that such 120-day period would apply in lieu of such 180-day period.

NOTE PLACEMENT
     Fidelity Management & Research Company and Fidelity Management Trust Company may beneficially own in excess of 5% of the outstanding shares of Common Stock. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." In connection with the Note Placement, certain funds and accounts managed or advised by Fidelity Management & Research Company and Fidelity Management Trust Company purchased $150 million in aggregate principal amount of Senior Notes due 2001. Such purchasers exchanged approximately $30 million aggregate principal amount of the Corporaton's outstanding Senior Notes due 1996 and approximately $35 million aggregate principal amount of the Corporation's outstanding Senior Notes due 1997 and paid the $85 million balance of the purchase price in cash.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

(A) 1. & 2. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

   See Part II, Item 8. "Financial Statements and Supplementary Data" for an index of the Corporation's consolidated financial statements and supplementary data schedules.

   3.  EXHIBITS (REG. S-K, ITEM 601):

   Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

    EXHIBIT
     NO.                                                                   Page
                                                                           ----

      3       Articles of incorporation and by-laws:
              (a) Restated Certificate of Incorporation of USG Corporation (incorporated by reference to
                   Exhibit 3.1 of USG Corporation's Form 8-K, dated May 7, 1993.)
              (b)  Amended and Restated By-Laws of USG
                   Corporation, dated as of May 12, 1993
                   (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-61162 on Form S-1, dated June 16, 1993).

      4 Instruments defining the rights of security holders, including indentures:
              (a) Indenture dated as of October 1, 1986 between USG Corporation and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on Form S-3, dated October 7, 1986).
              (b) Resolutions dated December 16, 1986 of a Special Committee created by the Board of Directors of USG Corporation.
              (c) Resolutions dated March 5, 1987 of a Special Committee created by the Board of Directors of USG Corporation.
              (d) Resolutions dated March 6, 1987 of a Special Committee created by the Board of Directors of USG Corporation.
              (e) Resolutions dated April 26, 1993 of a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8% Senior Notes due 1995 and 9% Senior Notes due 1998 (incorporated by reference to Exhibit 4.1 of USG Corporation's Form 8-K, dated May 7, 1993).
              (f) Consent Resolutions adopted by a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 9-1/4% Senior Notes due 2001.

              (g) Indenture dated as of April 26, 1993 among USG Corporation, certain guarantors and State Street Bank and Trust Company, as Trustees, relating to USG Corporation's 10-1/4% Senior Notes due 2002 (incorporated by reference to Exhibit 4.2 of USG Corporation's Form 8-K, dated May 7, 1993).
              (h) Indenture dated as of August 10, 1993 among USG Corporation, certain guarantors and State Street Bank and Trust Company, as Trustee, relating to USG Corporation's 10-1/4% Senior Notes due 2002, Series B (incorporated by reference to Exhibit 4(f) of USG Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 dated August 12, 1993.
              (i) Warrant Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Warrant Agent, relating to USG Corporation's Warrants (incorporated by reference to Exhibit 4.3 of USG Corporation's Form 8-K, dated May 7, 1993).
              (j) Form of Warrant Certificate (incorporated by reference to Exhibit 4(g) of Amendment No. 4 to USG Corporation's Registration Statement No. 33-40136 on Form S-4, dated November 12,
                   1992).
              (k) Rights Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated May 7, 1993).
              (l) Form of Common Stock certificate (incorporated by reference to Exhibit 4.4 to USG Corporation's Form 8-K, dated May 7, 1993). The Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph
                   (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


     10       Material contracts:
              (a) Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation's Registration Statement No. 33-40136 on Form S-4, dated February 3, 1993).*
              (b) 1991-1993 Management Incentive Compensation Program -- USG Corporation, as amended (incorporated by reference to Exhibit 10(b) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).*
              (c) Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of July 1, 1993 and dated November 30, 1993 (incorporated by reference to Exhibit 10(c) of USG Corporation's Registration No. 33-51845 on Form S-1).*

              (d)  First Amendment of USG Corporation
                   Supplemental Retirement Plan, effective as of November 15, 1993 and dated December 2, 1993 (incorporated by reference to Exhibit 10(d) of USG Corporation's Registration No. 33-51845 on Form S-1).*
              (e)  Termination Compensation Agreements
                   (incorporated by reference to Exhibit 10(h) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).*
              (f)  USG Corporation Severance Plan for Key
                   Managers, dated May 15, 1991 (incorporated by reference to Exhibit 10(i) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).*
              (g) Indemnification Agreements (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).*
              (h) Form of Change of Control Waiver (incorporated by reference to Exhibit 10(t) of USG Corporation's 1992 Annual Report on Form 10-K dated March 26, 1993).*
              (i) Incentive Recovery Program -- Waiver of Full Payment (incorporated by reference to
                   Exhibit 10(u) of USG Corporation's 1992 Annual Report on Form 10-K, dated March 26, 1993).*
              (j) Rights Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed by USG Corporation on May 7, 1993).
              (k) Warrant Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Warrant Agent, relating to USG Corporation's Warrants (incorporated by reference to Exhibit 4.3 of Form 8-K filed by USG Corporation on May 7, 1993).
              (l) Amended and Restated Credit Agreement dated as of May 6, 1993 among USG Corporation and USG Interiors, Inc., as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company, Chemical Bank and Citibank, N.A., as Agents; and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 8-K filed by USG Corporation on May 7, 1993).
              (m) First Amendment to Amended and Restated Credit Agreement between USG Corporation and USG Interiors, Inc. as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company, Chemical Bank and Citibank, N.A., as Agents; and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4M of USG Corporation's Registration Statement No. 35-65804 on Form S-1, dated July 9, 1993).

              (n) Second Amendment to Amended and Restated Credit Agreement between USG Corporation and USG Interiors, Inc. as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company, Chemical Bank and Citibank, N.A., as Agents; and Citibank, N.A., as Administrative Agent (incorporated by reference to 10(n) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).
              (o) Letter of Credit Issuance and Reimbursement Agreement dated as of May 6, 1993 between USG Interiors, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.12 of Form 8-K filed by USG Corporation on May 7,
                   1993).
              (p)  Amended and Restated Collateral Trust
                   Agreement dated as of May 6, 1993 among USG
                   Corporation, USG Interiors, Inc. and USG
                   Foreign Investments, Ltd., as grantors, and Wilmington Trust Company and William J. Wade, as Trustees (incorporated by reference to Exhibit 10.6 of Form 8-K filed by USG Corporation on May 7, 1993).
              (q) Amended and Restated Company Pledge Agreement dated as of May 6, 1993 among USG Corporation, Wilmington Trust Company and William J. Wade (incorporated by reference to Exhibit 10.7 of Form 8-K filed by USG Corporation on May 7,
                   1993).
              (r)  Amended and Restated Subsidiary Pledge
                   Agreement dated as of May 6, 1993 among USG
                   Interiors, Inc., Wilmington Trust Company and William J. Wade (incorporated by reference to
                   Exhibit 10.8 of Form 8-K filed by USG
                   Corporation on May 7, 1993).
              (s)  Amended and Restated Subsidiary Pledge
                   Agreement dated as of May 6, 1993 among USG
                   Foreign Investments, Ltd., Wilmington Trust
                   Company and William J. Wade (incorporated by reference to Exhibit 10.9 of Form 8-K filed by USG Corporation on May 7, 1993).
              (t) Amended and Restated Share Pledge Agreement dated as of May 6, 1993 among USG Foreign Investments, Ltd., Wilmington Trust Company and William J. Wade (incorporated by reference to Exhibit 10.10 of Form 8-K filed by USG Corporation on May 7, 1993).
              (u) Amended and Restated Deed of Charge dated as of May 6, 1993 among USG Foreign Investments, Ltd., Wilmington Trust Company and William J. Wade (incorporated by reference to
                   Exhibit 10.11 of Form 8-K filed by USG
                   Corporation on May 7, 1993).
              (v) Amended and Restated Company Guaranty dated as of May 6, 1993 made by USG Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed by USG Corporation on May 7,
                   1993).
              (w) Amended and Restated Subsidiary Guaranty dated as of May 6, 1993 made by USG Interiors, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by USG Corporation on May 7,
                   1993).

              (x)  Form of Amended and Restated Subsidiary
                   Guaranty dated as of May 6, 1993 made by each of United States Gypsum Company, USG Foreign Investments, Ltd., L&W Supply Corporation, USG Interiors International, Inc., La Mirada Products Co., Inc., Westbank Planting Company, American Metals Corporation and USG
                   Industries, Inc. (incorporated by reference to Exhibit 10.5 of Form 8-K filed by USG Corporation on May 7, 1993).
              (y) Consent and Agreement dated as of August 22, 1991 with respect to the Old Credit Agreement dated as of July 1, 1988 (incorporated by reference to Exhibit 10(ai) of USG Corporation's Form 8-K, dated August 23,
                   1991).
              (z) First Amendment dated as of March 12, 1993 with respect to the Consent and Agreement dated as of August 22, 1991 (incorporated by reference to Exhibit 10(ap) of USG Corporation's 1992 Annual Report on Form 10-K, dated March 26, 1993).
              (aa) Deposit Agreement dated as of September 19,
                   1991 (incorporated by reference to
                   Exhibit 10(aq) of USG Corporation's 1992
                   Annual Report on Form 10-K, dated March 26,
                   1993).
              (ab) First Amendment dated as of March 12, 1993 to
                   the Deposit Agreement (incorporated by
                   reference to Exhibit 10(ar) of USG
                   Corporation's 1992 Annual Report on Form 10-K, dated March 26, 1993).
              (ac) Agreement, dated August 31, 1992, among USG
                   Corporation and the Ad Hoc Committee of Holders of 13 1/4% Senior Subordinated Debentures of USG Corporation due 2000 (incorporated by reference to Exhibit 10(aq) of Amendment No. 4 to USG Corporation's Registration Statement
                   No. 33-40136 on Form S-4).
              (ad) Letter Agreement dated February 25, 1993 among
                   USG Corporation, Water Street Corporate
                   Recovery Fund, L.P., the Goldman Sachs Group, L.P. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10(au) of USG Corporation's 1992 Annual Report on Form 10-K, dated March 26, 1993).
              (ae) Bankruptcy Court Order issued April 23, 1993
                   confirming USG Corporation's Prepackaged Plan of Reorganization (incorporated by reference to Exhibit 28.1 of Form 8-K filed by USG Corporation on May 7, 1993).
              (af) Consulting Agreement dated July 1, 1990, as
                   amended March 23, 1992, between USG
                   Corporation and William L. Weiss (incorporated by reference to Exhibit 10(au) of Amendment
                   No. 4 to USG Corporation's Registration
                   Statement No. 33-40136 on Form S-4).
              (ag) Consulting Agreement dated May 6, 1993 between
                   USG Corporation and Jack D. Sparks
                   (incorporated by reference to Exhibit 10(av) in USG Corporation's Registration Statement 33-51845 on Form S-1).

                                                                           Page
                                                                           ----
              (ah) Consulting Agreement dated August 11, 1993
                   between USG Corporation and James W. Cozad
                   (incorporated by reference to Exhibit 10(aw) in USG Corporation's Registration Statement
                   33-51845, on Form S-1).
              (ai) 1993 Annual Management Incentive Program --
                   USG Corporation (incorporated by reference to Exhibit 10(b) of Amendment No. 1 to USG
                   Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (aj) Form of Employment Agreement dated May 12,
                   1993 (incorporated by reference to
                   Exhibit 10(h) of Amendment No. 1 to USG
                   Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (ak) Amendment of Termination Compensation
                   Agreements (incorporated by reference to
                   Exhibit 10(j) of Amendment No. 1 to USG
                   Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (al) Form of Nonqualified Stock Option Agreement
                   effective June 1, 1993 (incorporated by
                   reference to Exhibit 10(l) of Amendment No. 1 on USG Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (am) Form of Nonqualified Stock Option Agreement
                   with Anthony J. Falvo, Jr. effective June 1,
                   1993 (incorporated by reference to
                   Exhibit 10(m) of Amendment No. 1 to USG
                   Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (an) Form of First Amendment to Amended and
                   Restated Collateral Trust Agreement
                   (incorporated by reference to Exhibit 10(w) of Amendment No. 1 to USG Corporation's
                   Registration Statement No. 33-61152 on Form
                   S-1).
              (ao) Form of First Amendment to Amended and
                   Restated Subsidiary Guaranty (incorporated by reference to Exhibit 10(ae) of Amendment No. 2 to USG Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (ap) Form of First Amendment to Amended and
                   Restated Subsidiary Guaranty (incorporated by reference to Exhibit 10(ae) of Amendment No. 2 to USG Corporation's Registration Statement
                   No. 33-61152 on Form S-1).
              (aq) First Amendment to Management Performance
                   Plan, effective November 15, 1993 and dated
                   February 1, 1994 (incorporated by reference to
                   Exhibit 10(aq) of USG Corporation's Registration
                   Statement No. 33-51845 on Form S-1).
              (ar) Modification letter dated February 1, 1994 to
                   Nonqualified Stock Option Agreement dated June
                   1, 1993 between USG Corporation and Eugene B.
                   Connolly (incorporated by reference to Exhibit
                   10(ar) of USG Corporation's Registration Statement
                   No. 33-51845 on Form S-1).
              (as) Form of Nonqualified Stock Option Agreement
                   effective February 9, 1994 (incorporated by reference to Exhibit 10(as) of USG Corporation's Registration Statement No. 33-51845 on Form S-1).
              (at) Executive Consulting Agreement effective March
                   1, 1994 between USG Corporation and Anthony J.
                   Falvo, Jr. (incorporated by reference to Exhibit
                   10(at) of USG Corporation's Registration
                   Statement No. 33-51845 on Form S-1).

     11       Computation of Earnings/(Loss) Per Common Share

     21       Subsidiaries

     23       Consents of Experts and Counsel
              (a)  Consent of Arthur Andersen & Co.

     24       Power of Attorney


(B)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1993.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     USG CORPORATION
February 24, 1994


                                     By:    /s/ Richard H. Fleming
                                           ------------------------------------

                                            Richard H. Fleming
                                            Vice President and
                                            Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Eugene B. Connolly              February 24, 1994
- ---------------------------------
EUGENE B. CONNOLLY
Chairman of the Board,
Chief Executive Officer and
Director
(Principal Executive Officer)


/s/ Richard H. Fleming              February 24, 1994
- ---------------------------------
RICHARD H. FLEMING
Vice President and Chief
Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                 February 24, 1994
- ---------------------------------
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT,  KEITH A. BROWN,           ) By: /s/ Richard H. Fleming
W. H. CLARK, JAMES C. COTTING,                )    ---------------------------
LAWRENCE M. CRUTCHER, ANTHONY J.              )    Richard H. Fleming
FALVO, JR., WADE FETZER III, DAVID W. FOX,    )    Attorney-in-fact
PHILIP C. JACKSON, JR., MARVIN E. LESSER,     )    Pursuant to Power of Attorney
ALAN G. TURNER, BARRY L.ZUBROW                )    (Exhibit 24 hereto)
     Directors                                )    February 24, 1994

                              APPENDIX TO FORM 10-K


The following graphic has been omitted from the EDGAR submission of USG Corporation's form 10-K:

Page 7:

     A line graph depicting United States Gypsum wallboard industry shipments and United States total housing starts for the years 1982 through 1993 was replaced with a table providing such data.