Form 10-K/A
period 1993-12-31
USG CORP
filed 1994-03-14
CIK 757011

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________


                                   FORM 10-K/A


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



                                TABLE OF CONTENTS


PART I                                                                  Page
- ------                                                                  ----
Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   15
Item  4.  Submission of Matters to a Vote of Security Holders. . . . .   16

PART II
- -------
Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . .   16
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .   17
Item  7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition . . . . . . . . . . . . .   18
Item  8.  Financial Statements and Supplementary Data:
          Restructured Company . . . . . . . . . . . . . . . . . . . .   26
          Predecessor Company. . . . . . . . . . . . . . . . . . . . .   61
          Selected Quarterly Financial Data. . . . . . . . . . . . . .  104

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .  105

PART III
- --------
Item 10.  Directors and Executive Officers of the Registrant . . . . .  105
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .  112
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . .  118
Item 13.  Certain Relationships and Related Transactions . . . . . . .  120

PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  123

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  130

                             INDEX OF DEFINED TERMS



                                                             Page
                                                             ----
1988 Recapitalization. . . . . . . . . . . . . . .              4
Acquiring Person . . . . . . . . . . . . . . . . .         39, 78
Adverse Person . . . . . . . . . . . . . . . . . .         39, 78
Anderson Case. . . . . . . . . . . . . . . . . . .         41, 81
Bank Debt. . . . . . . . . . . . . . . . . . . . .             22
Bank Group . . . . . . . . . . . . . . . . . . . .             22
Banks. . . . . . . . . . . . . . . . . . . . . . .             22
Bank Term Loan . . . . . . . . . . . . . . . . . .             22
Capitalized Interest Notes . . . . . . . . . . . .             22
Carlough . . . . . . . . . . . . . . . . . . . . .         43, 82
Center . . . . . . . . . . . . . . . . . . . . . .         43, 82
CGC. . . . . . . . . . . . . . . . . . . . . . . .              5
Code . . . . . . . . . . . . . . . . . . . . . . .             32
Combined Guarantors. . . . . . . . . . . . . . . .         49, 89
Combined Non-Guarantors. . . . . . . . . . . . . .         49, 89
Common Stock . . . . . . . . . . . . . . . . . . .              5
Corporation. . . . . . . . . . . . . . . . . . . .              4
Coverage Action. . . . . . . . . . . . . . . . . .         41, 80
Credit Agreement . . . . . . . . . . . . . . . . .             22
Credit Agreement Amendments. . . . . . . . . . . .          5, 47
DAP. . . . . . . . . . . . . . . . . . . . . . . .             21
Donn . . . . . . . . . . . . . . . . . . . . . . .             10
EBITDA . . . . . . . . . . . . . . . . . . . . . .             18
Employment Agreements. . . . . . . . . . . . . . .            115
Excess Reorganization Value. . . . . . . . . . . .          4, 66
FIFO . . . . . . . . . . . . . . . . . . . . . . .             32
Georgine . . . . . . . . . . . . . . . . . . . . .         43, 82
IRP. . . . . . . . . . . . . . . . . . . . . . . .            112
Junior Subordinated Director . . . . . . . . . . .            105
L&W Supply . . . . . . . . . . . . . . . . . . . .              5
LIFO . . . . . . . . . . . . . . . . . . . . . . .             32
Named Executives . . . . . . . . . . . . . . . . .            112
New Common Stock . . . . . . . . . . . . . . . . .             64
New Directors. . . . . . . . . . . . . . . . . . .            105
NOL Carryforward . . . . . . . . . . . . . . . . .             21
Note Placement . . . . . . . . . . . . . . . . . .          5, 47
NYSE . . . . . . . . . . . . . . . . . . . . . . .              1
Offering . . . . . . . . . . . . . . . . . . . . .          5, 47
Old Credit Agreement . . . . . . . . . . . . . . .             65
Old Junior Subordinated Debentures . . . . . . . .             64
Old Senior 1991 Notes. . . . . . . . . . . . . . .             65
Old Senior Subordinated Debentures . . . . . . . .             64
Parent Company . . . . . . . . . . . . . . . . . .         49, 89
Performance Plan . . . . . . . . . . . . . . . . .             38
Personal Injury Cases. . . . . . . . . . . . . . .         40, 80
Prepackaged Plan . . . . . . . . . . . . . . . . .      4, 29, 64
Property Damage Cases. . . . . . . . . . . . . . .         40, 80
Reorganization Value . . . . . . . . . . . . . . .             66
Restructuring. . . . . . . . . . . . . . . . . . .      4, 29, 64
Retirement Plan. . . . . . . . . . . . . . . . . .            116
Reverse Stock Split. . . . . . . . . . . . . . . .             64
Revolving Credit Facility. . . . . . . . . . . . .              5
Rights . . . . . . . . . . . . . . . . . . . . . .             38
Rights Agreement . . . . . . . . . . . . . . . . .             38
SEC. . . . . . . . . . . . . . . . . . . . . . . .              4
Senior 1995 Notes. . . . . . . . . . . . . . . . .             65
Senior 1996 Notes. . . . . . . . . . . . . . . . .             65
Senior 1998 Notes. . . . . . . . . . . . . . . . .             65
Senior 2002 Notes. . . . . . . . . . . . . . . . .         22, 29
Senior Subordinated Director . . . . . . . . . . .            105
SFAS . . . . . . . . . . . . . . . . . . . . . . .         21, 68
SOP 90-7 . . . . . . . . . . . . . . . . . . . . .             29
Supporting Insurers. . . . . . . . . . . . . . . .         43, 82
Transactions . . . . . . . . . . . . . . . . . . .          5, 47
USG. . . . . . . . . . . . . . . . . . . . . . . .              4
U.S. Gypsum. . . . . . . . . . . . . . . . . . . .              4
USG Interiors. . . . . . . . . . . . . . . . . . .              5
USG International. . . . . . . . . . . . . . . . .              5
Warrants . . . . . . . . . . . . . . . . . . . . .             39
Water Street . . . . . . . . . . . . . . . . . . .              5
Water Street Agreement . . . . . . . . . . . . . .            120
Water Street Director. . . . . . . . . . . . . . .            105
Water Street Entities. . . . . . . . . . . . . . .            120
Wellington Agreement . . . . . . . . . . . . . . .         43, 82

                                EXPLANATORY NOTE



     USG CORPORATION'S ANNUAL REPORT ON FORM 10-K, ORIGINALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 24, 1994, IS HEREBY AMENDED TO CONFORM IN ALL MATERIAL RESPECTS WITH CORRESPONDING SECTIONS OF THE CORPORATION'S REGISTRATION STATEMENT NO. 33-52573 ON FORM S-1. REVISIONS TO THE ORIGINAL 10-K REFLECTED IN THIS AMENDED REPORT ARE LIMITED TO (i) A DESCRIPTION OF THE CORPORATION'S PUBLIC OFFERING OF COMMON STOCK INCLUDED HEREIN ON PAGES
5 and 22 through 23 AND (ii) PART II, ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTES TO FINANCIAL "STATEMENTS - GEOGRAPHIC AND INDUSTRY SEGMENTS" NOTES FOR BOTH THE RESTRUCTURED AND PREDECESSOR COMPANIES INCLUDED HEREIN ON PAGES 48 AND 86 THROUGH 88, RESPECTIVELY.



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


     On January 7, 1994, the Corporation filed a Registration Statement (Registration No. 33-51845), as amended on February 16, 1994, and March 3, 1994 pertaining to its planned public offering of 6,000,000 new shares of its common stock ("COMMON STOCK") to be sold by the Corporation (the "OFFERING") and 4,000,000 shares of Common Stock to be sold by Water Street Corporate Recovery Fund I, L.P. ("WATER STREET"). On March 9, 1994, the Corporation filed its Registration Statement No. 33-52573 which supplemented the original Registration Statement and amended the number of shares to 7,000,000 new shares of Common Stock to be sold by the Corporation and 5,500,000 shares of Common Stock to be sold by Water Street. The Offering is part of a refinancing strategy which also includes (i) the placement of $150 million principal amount of new senior notes due 2001 with certain institutional investors
(the "NOTE PLACEMENT") and (ii) certain amendments (the "CREDIT AGREEMENT AMENDMENTS" and, together with the Offering and the Note Placement, the "TRANSACTIONS") to the Credit Agreement. The Credit Agreement Amendments will, among other things, increase the size of the Corporation's revolving credit facility (the "REVOLVING CREDIT FACILITY") by $70 million, amend existing mandatory Bank Term Loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and for the purchase of its public debt.
Certain Credit Agreement Amendments are contingent on the consummation of the Offering. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Subsequent Event" note for more information on the Transactions.


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


          On January 7, 1994, the Corporation filed a Registration Statement (Registration No. 33-51845), as amended on February 16, 1994 and March 3, 1994, pertaining to its planned public offering of 6,000,000 new shares of Common Stock to be sold by the Corporation and 4,000,000 shares of Common Stock to be sold by Water Street Corporate Recovery Fund I, L.P. On March 9, 1994, the Corporation filed its Registration Statement No. 33-52573 which supplemented the original Registration Statement and amended the number of shares to 7,000,000 new shares of Common Stock to be sold by the Corporation and 5,500,000 shares of Common Stock to be sold by Water Street. The Offering is part of a refinancing strategy which also includes (i) the placement of $150 million principal amount of new senior notes due 2001 with certain institutional investors and (ii) certain amendments to the Corporation's Credit Agreement. The Credit Agreement Amendments will, among other things, increase the size of the Corporation's Revolving Credit Facility by $70 million and amend existing mandatory Bank Term Loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and the purchase of its public debt. Certain amendments are contingent on the consummation of the Offering.

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

          In addition to the exchange of notes and payment of Bank Term Loans in conection with the Note Placement as described above, the Corporation expects to use a portion of the net proceeds from the Offering, together with approximately $158 million of existing cash generated from operations to pay an additional $65 million of Bank Term Loans and to redeem or purchase approximately $195 million aggregate principal amount of certain other senior debt issues. The remainder of the net proceeds, approximately $106 million, will be available for general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Subsequent Event" note for more information on the Transactions.

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


     Intrasegment and intersegment eliminations largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Segment operating profit/(loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses which benefit more than one segment. Segment operating profit/(loss) also includes the non-cash amortization of Excess Reorganization Value which had the impact of reducing operating profit.




                                                                     AMORTIZATION
                                                          OPERATING    OF EXCESS      DEPRECIATION
MAY 7 THROUGH DECEMBER 31, 1993               NET          PROFIT/   REORGANIZATION   DEPLETION AND     CAPITAL     IDENTIFIABLE
GEOGRAPHIC SEGMENTS                          SALES         (LOSS)        VALUE        AMORTIZATION   EXPENDITURES      ASSETS
- -------------------                          -----        --------   --------------   ------------   ------------    -----------
                                                                            (Dollars in millions)

United States:
     Gypsum Products . . . . . . . . . .   $   683        $    47        $    41        $    20        $    17        $   904
     Interior Systems. . . . . . . . . .       255            (22)            47              5              2            510
     Building Products Distribution. . .       372              4              2              1              1            121
     Intrasegment eliminations . . . . .      (163)             -              -              -              -              -
     Corporate . . . . . . . . . . . . .         -            (26)             -             10              -            254
                                            ------         ------         ------         ------         ------         ------
     Total . . . . . . . . . . . . . . .     1,147              3             90             36             20          1,789

Canada . . . . . . . . . . . . . . . . .        95             (6)            12              5              6            178
Other Foreign  . . . . . . . . . . . . .       143              4             11              3              3            197
Transfers between geographic areas . . .       (60)             -              -              -              -             (1)
                                            ------         ------         ------         ------         ------         ------
Total. . . . . . . . . . . . . . . . . .     1,325              1            113             44             29          2,163
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


INDUSTRY SEGMENTS
- -----------------
Gypsum Products. . . . . . . . . . . . .   $   806        $    53        $    51        $    25        $    23        $ 1,093
Interior Systems . . . . . . . . . . . .       373            (30)            60              8              5            695
Building Products Distribution . . . . .       372              4              2              1              1            121
Intersegment eliminations. . . . . . . .      (226)             -              -              -              -              -
Corporate. . . . . . . . . . . . . . . .         -            (26)             -             10              -            254
                                            ------         ------         ------         ------         ------         ------
Total. . . . . . . . . . . . . . . . . .     1,325              1            113             44             29          2,163
                                            ------         ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------         ------


                                                           MAY 7
                                                          THROUGH
                                                       DECEMBER 31,
TRANSFERS BETWEEN GEOGRAPHIC AREAS                         1993
- ----------------------------------                     -------------
                                                   (Dollars in millions)

United States. . . . . . . . . . . . . . . .              $  25
Canada . . . . . . . . . . . . . . . . . . .                 16
Other Foreign. . . . . . . . . . . . . . . .                 19
                                                           -----
Total. . . . . . . . . . . . . . . . . . . .                 60
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




                                                   OPERATING   DEPRECIATION
JANUARY 1 THROUGH MAY 6, 1993             NET       PROFIT/    DEPLETION AND      CAPITAL       IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       (LOSS)     AMORTIZATION       EXPENDITURES  ASSETS
- --------------------------------        ------     ----------  -------------      ------------  ------------
                                       (Dollars in millions)
United States:
  Gypsum Products.................      $ 303      $      30   $         10             $    6        $  956
  Interior Systems................        121             10              5                  2           562
  Building Products Distribution          156             (1)             1                  1           116
  Intrasegment eliminations               (73)             -              -                  -             -
  Corporate.......................          -            (11)             2                  -           142
                                        ------     ---------  -------------       ------------  ------------

  Total...........................        507             28             18                  9         1,776

Canada............................         48              4              2                  1           198
Other Foreign ....................         65              6              2                  2           221
Transfers between geographic areas        (29)             -              -                  -            (1)
Total.............................        591             38             22                 12         2,194
                                        ------     ---------  -------------       ------------  ------------
                                        ------     ---------  -------------       ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................       $359            $37         $   13             $    7        $1,175
Interior Systems..................        177             13              6                  4           761
Building Products Distribution            156             (1)             1                  1           116
Intersegment eliminations                (101)             -              -                  -             -
Corporate.........................          -            (11)             2                  -           142
                                        ------     ----------  ------------       ------------  ------------
Total.............................        591             38             22                 12         2,194
                                        ------     ----------  ------------       ------------  ------------
                                        ------     ----------  ------------       ------------  ------------


                                                               DEPRECIATION
YEAR ENDED DECEMBER 31, 1992             NET       OPERATING   DEPLETION AND        CAPITAL     IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       PROFIT     AMORTIZATION       EXPENDITURES     ASSETS
- --------------------------------        ------     ----------  -------------      ------------  ------------
                                                (Dollars in millions)

United States:
  Gypsum Products.................      $889             $69          $   30            $   25        $ 645
  Interior Systems................       368              34              13                11          260
  Building Products Distribution         464               3               2                 3           95
  Intrasegment eliminations             (216)              -               -                 -            -
  Corporate.......................         -             (30)              8                 1          423
                                       ------      ----------  -------------      ------------  ------------
  Total...........................     1,505              76              53                40        1,423

Canada............................       149               7               7                 6           96
Other Foreign ....................       208              16               6                 3          140
Transfers between geographic areas       (85)              -               -                 -            -
                                       ------      ----------  -------------      ------------  ------------
Total.............................     1,777              99              66                49        1,659
                                       -------     ----------  -------------      ------------  ------------
                                       -------     ----------  -------------      ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................     $1,068            $85          $   38            $   31        $ 764
Interior Systems..................        548             41              18                14          377
Building Products Distribution            464              3               2                 3           95
Intersegment eliminations                (303)             -               -                 -            -
Corporate.........................          -            (30)              8                 1          423
                                       -------     ----------  -------------      ------------  ------------
Total.............................      1,777             99              66                49        1,659
                                       -------     ----------  -------------      ------------  ------------
                                       -------     ----------  -------------      ------------  ------------


                                                               DEPRECIATION
YEAR ENDED DECEMBER 31, 1991              NET      OPERATING   DEPLETION AND      CAPITAL       IDENTIFIABLE
GEOGRAPHIC SEGMENTS                     SALES       PROFIT     AMORTIZATION       EXPENDITURES  ASSETS
- --------------------------------        ------     ----------  -------------      ------------  ------------
                                                (Dollars in millions)
United States:
  Gypsum Products.................       $835            $64         $    29            $   23         $ 627
  Interior Systems................        386             47              12                 9           263
  Building Products Distribution          424              -               4                 1            85
  Intrasegment eliminations              (212)             -               -                 -             -
  Corporate.......................          -            (22)             10                 1           383
                                       -------     ----------  -------------      ------------  ------------
  Total...........................      1,433             89              55                34         1,358
                                       -------     ----------  -------------      ------------  ------------

Canada............................         169            22               7                 3           111
Other Foreign ....................         193            22               6                12           157
Transfers between geographic areas         (83)            -               -                 -             -
                                       -------     ----------  -------------      ------------  ------------
Total.............................       1,712           133              68                49         1,626
                                       -------     ----------  -------------      ------------  ------------
                                       -------     ----------  -------------      ------------  ------------


INDUSTRY SEGMENTS
Gypsum Products...................      $1,011           $93          $   37            $   25         $ 754
Interior Systems..................         576            62              17                22           404
Building Products Distribution             424             -               4                 1            85
Intersegment eliminations                 (299)            -               -                 -             -
Corporate.........................           -           (22)             10                 1           383
                                       -------     ----------    -----------      ------------  ------------
Total.............................       1,712           133              68                49         1,626
                                       -------     ----------  -------------      ------------  ------------
                                       -------     ----------  -------------      ------------  ------------




                                                JANUARY 1
                                                 THROUGH  YEARS ENDED DECEMBER 31,
                                                  MAY 6,  ------------------------
TRANSFERS BETWEEN GEOGRAPHIC AREAS                 1993       1992        1991
- ----------------------------------               --------  ----------  -----------

                                                     (Dollars in millions)
United States................................... $   13    $   35      $  34
Canada..........................................      8        23         22
Other Foreign...................................      8        27         27
                                                 --------  ----------  -----------
Total...........................................     29        85         83
                                                 --------  ----------  -----------
                                                 --------  ----------  -----------


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


                                     USG CORPORATION
March 14, 1994


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


/s/ Eugene B. Connolly              March 14, 1994
- ---------------------------------
EUGENE B. CONNOLLY
Chairman of the Board,
Chief Executive Officer and
Director
(Principal Executive Officer)


/s/ Richard H. Fleming              March 14, 1994
- ---------------------------------
RICHARD H. FLEMING
Vice President and Chief
Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                 March 14, 1994
- ---------------------------------
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT,  KEITH A. BROWN,           ) By: /s/ Richard H. Fleming
W. H. CLARK, JAMES C. COTTING,                )    ---------------------------
LAWRENCE M. CRUTCHER, ANTHONY J.              )    Richard H. Fleming
FALVO, JR., WADE FETZER III, DAVID W. FOX,    )    Attorney-in-fact
PHILIP C. JACKSON, JR., MARVIN E. LESSER,     )    Pursuant to Power of Attorney
ALAN G. TURNER, BARRY L.ZUBROW                )    (Exhibit 24 hereto)
     Directors                                )    March 14, 1994

                              APPENDIX TO FORM 10-K


The following graphic has been omitted from the EDGAR submission of USG Corporation's form 10-K:

Page 7:

     A line graph depicting United States Gypsum wallboard industry shipments and United States total housing starts for the years 1982 through 1993 was replaced with a table providing such data.