Form 10-Q
period 1994-03-31
USG CORP
filed 1994-05-12
CIK 757011

FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549



(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 1994

                                               OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from             to

                      Commission File Number  1-8864



                               USG CORPORATION
                     (Exact name of registrant as specified in its charter)



               Delaware                                    36-3329400
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)



 125 South Franklin Street, Chicago, Illinois              60606-4678
 (Address of principal executive offices)                  (Zip code)



Registrant's telephone number, including area code        (312) 606-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No

As of April 30, 1994, 45,057,595 shares of USG common stock were outstanding.

                                        TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:


           Consolidated Statement of Earnings:
               Three Months Ended March 31, 1994 and 1993


           Consolidated Balance Sheet:
               As of March 31, 1994 and December 31, 1993


           Consolidated Statement of Cash Flows:
               Three Months Ended March 31, 1994 and 1993


           Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Report of Independent Public Accountants



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K



SIGNATURES

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements:



                                        USG CORPORATION
                               CONSOLIDATED STATEMENT OF EARNINGS
                           (Dollars in millions except per share data)
                                           (Unaudited)


                                                                   Three Months    Three Months
                                                                       ended           ended
                                                                     March 31,       March 31,
                                                                     1994 (a)          1993

Net Sales                                                         $        506    $        436

Cost of products sold                                                      396             357

Gross Profit                                                               110              79

Selling and administrative expenses                                         57              52
Amortization of excess reorganization value                                 42               -

Operating Profit                                                            11              27

Interest expense                                                            37              75
Interest income                                                             (3)             (2)
Other expense, net                                                           1               7
Reorganization items                                                         -              69

Loss Before Taxes on Income and Changes in
   Accounting Principles                                                   (24)           (122)

Taxes on income                                                             10               7

Loss Before Changes in Accounting Principles                               (34)           (129)

Cumulative effect of changes in accounting principles, net                   -            (150)

Net Loss                                                                   (34)           (279)

Average number of common shares (b)                                 39,134,246

Net Loss Per Common Share (b)                                     $      (0.87)

Dividends paid per common share (b)                                          -



(a)   Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date.  See "Notes to Consolidated Financial Statements - Note (3)" for more information on the Restructuring and implementation of fresh start accounting.

(b)   Common shares and per share data for periods prior to May 7, 1993 are omitted because, due to the Restructuring and implementation of fresh start accounting, they are not meaningful.

See accompanying Notes to Consolidated Financial Statements.

                                         USG CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                      (Dollars in millions)
                                           (Unaudited)


                                                                       As of           As of
                                                                     March 31,     December 31,
                                                                       1994            1993


Assets
Current Assets:
Cash and cash equivalents                                         $        334    $        211
Receivables (net of reserves - 1994 $13; 1993 $13)                         289             264
Inventories                                                                165             145

   Total current assets                                                    788             620

Property, Plant and Equipment (net of reserves for
   depreciation and depletion - 1994 $47; 1993 $36)                        747             754
Excess Reorganization Value (net of accumulated
   amortization - 1994 $155; 1993 $113)                                    688             735
Other Assets                                                               164              54

   Total assets                                                          2,387           2,163


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                  $        120    $        104
Accrued expenses                                                           210             208
Notes payable                                                               13               2
Long-term debt maturing within one year                                    118             165
Taxes on income                                                             18              20

   Total current liabilities                                               479             499

Long-Term Debt                                                           1,257           1,309

Deferred Income Taxes                                                      187             180

Other Liabilities                                                          413             309

Stockholders' Equity/(Deficit):
Preferred stock                                                              -               -
Common stock                                                                 5               4
Capital received in excess of par value                                    223               -
Deferred currency translation                                              (14)             (9)
Reinvested earnings/(deficit)                                             (163)           (129)

   Total stockholders' equity/(deficit)                                     51            (134)

   Total liabilities and stockholders' equity                            2,387           2,163


See accompanying Notes to Consolidated Financial Statements.

                                         USG CORPORATION
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in millions)
                                           (Unaudited)


                                                                   Three Months    Three Months
                                                                       ended           ended
                                                                     March 31,       March 31,
                                                                     1994 (a)          1993


Cash Flows From Operating Activities:
Net loss                                                          $        (34)   $       (279)

Adjustments to reconcile net loss to net cash:
   Amortization of excess reorganization value                              42               -
   Cumulative effect of accounting changes                                   -             150
   Depreciation, depletion and other amortization                           18              18
   Interest expense on pay-in-kind debentures                                -              17
   Deferred income taxes                                                     7               3
   Net loss on asset dispositions                                            -               4
(Increase)/decrease in working capital:
   Receivables                                                             (25)            (33)
   Inventories                                                             (21)             (7)
   Payables                                                                 15              14
   Accrued expenses                                                          2              16
Increase in other assets                                                    (9)             (7)
Increase in other liabilities                                                4               4
Increase in reorganization items                                             -              55
Other, net                                                                   -              (6)

   Net cash flows to operating activities                                   (1)            (51)

Cash Flows From Investing Activities:
Capital expenditures                                                        (7)             (8)

   Net cash flows to investing activities                                   (7)             (8)

Cash Flows From Financing Activities:
Issuance of debt                                                           114               1
Repayment of debt                                                         (207)             (2)
Proceeds from public offering of common stock                              224               -
Decrease in restricted assets                                                -               1

   Net cash flows from financing activities                                131               -

Net Increase/(Decrease) in Cash
   and Cash Equivalents                                                    123             (59)

Cash and cash equivalents as of beginning
   of period                                                               211             180

Cash and cash equivalents as of end of period                              334             121


Supplemental Cash Flow Disclosures:
Interest paid                                                               22              46
Income taxes paid                                                            4               2


(a)   Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date.  See "Notes to Consolidated Financial Statements - Note (3)" for more information on the Restructuring and implementation of fresh start accounting.

See accompanying Notes to Consolidated Financial Statements.

                                         USG CORPORATION
                           Notes to Consolidated Financial Statements
                                           (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1994 and December 31, 1993; results of operations for the three months ended March 31, 1994 and 1993; and cash flows for the three months then ended. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen & Co., the Corporation's independent public accountants. These financial statements are to be read in conjunction with the financial statements and notes included in the Corporation's 1993 Annual Report on Form 10-K dated March 14, 1994.


(2) In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) a public offering of common stock (the "Equity Offering"), (ii) the placement of senior notes with certain institutional investors (the "Note Placement") and (iii) certain amendments to the Corporation's Credit Agreement (the "Credit Agreement Amendments" and, together with the Equity Offering and the Note Placement, the "Transactions").

       In March 1994, the Equity Offering was completed. Of the 14,375,000 shares of common stock sold at a price of $29.875 per share, 7,900,000 shares were newly issued by the Corporation and 6,475,000 shares were sold by Water Street Corporate Recovery Fund I, L.P. (the "Selling Stockholder"). Net proceeds received by the Corporation from the Equity Offering were $224 million. The Corporation did not receive any proceeds from the sale of shares by the Selling Stockholder. The shares of common stock sold in the Equity Offering were registered under the Corporation's Registration Statement No. 33-52573 which was declared effective by the Securities and Exchange Commission (the "SEC") on March 9, 1994.

       In February 1994, the Corporation completed the Note Placement with the issuance of $150 million principal amount of 9 1/4% senior notes due 2001 (the "Senior 2001 Notes") in exchange for $30 million aggregate principal amount of its outstanding 8% senior notes due 1996 (the "Senior 1996 Notes"), $35 million aggregate principal amount of its outstanding 8% senior notes due 1997 (the "Senior 1997 Notes") and $85 million in cash.

       In conjunction with the Equity Offering and Note Placement, the Credit Agreement Amendments were completed. These amendments increased the size of the Corporation's revolving credit facility by $70 million and amended mandatory bank term loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and repayment of its public debt.

       The net proceeds from the Equity Offering and Note Placement, along with $158 million of excess cash as of December 31, 1993 (as calculated in accordance with the cash sweep mechanism of the Corporation's credit agreement) are being used by the Corporation to prepay, redeem or repurchase public and bank debt and for general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. In the first quarter of 1994, the Corporation (i) prepaid $140 million of bank term loans in satisfaction of 1997 and 1998 scheduled payments, (ii) purchased $26 million aggregate principal amount of Senior 1996 Notes and $20 million aggregate principal amount of Senior 1997 Notes and (iii) delivered notices of redemption, at 100% of principal amount, of $75 million of its 8% senior notes due 1995 (the "Senior 1995 Notes") and $35 million of its 9% senior notes due 1998 (the "Senior 1998 Notes").


(3) On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "Restructuring") through the implementation of a "prepackaged" plan of reorganization (the "Prepackaged Plan"). In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of its remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May 7, 1993. In August 1993, the Corporation completed an exchange offer that converted $138 million of bank debt into senior notes due 2002. See the Corporation's 1993 Annual Report of Form 10-K dated March 14, 1994 for more information on the Restructuring, implementation of fresh start accounting and exchange of senior notes for bank debt.

       Due to the Restructuring and implementation of fresh start reporting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. For year-to-year comparability of results, the following unaudited Pro Forma Consolidated Statement of Earnings for the three months ended March 31, 1993 has been prepared giving effect to the consummation of the Prepackaged Plan including the costs related thereto, in accordance with SOP 90-7, as if the consummation had occurred on January 1, 1993. The adjustments set forth under the caption "Pro Forma Adjustments" reflect the assumed effects of the Restructuring and the adoption of fresh start reporting prescribed by SOP 90-7.

                                            USG CORPORATION
                             PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                                   Three Months ended March 31, 1993
                                              (unaudited)
                                         (Dollars in millions)
                                                 Total
                                                Before            Pro Forma
                                              Adjustments        Adjustments         Pro Forma


       Net sales                              $      436         $        -         $      436
       Cost of products sold                         357                  -                357
       Gross profit                                   79                  -                 79
       Selling and administrative expenses            52                  -                 52
       Amortization of excess
          reorganization value                         -                 43   (a)           43
       Operating profit/(loss)                        27                (43)               (16)
       Interest expense                               75                (42)  (b)           33
       Interest income                                (2)                 -                 (2)
       Other expense, net                              7                 (1)  (c)            6
       Reorganization items                           69                (69)  (d)            -
       Earnings/(loss) before taxes on
          income, extraordinary gain and
          changes in accounting principles          (122)                69                (53)
       Taxes on income                                 7                 (5)                 2
       Earnings/(loss) before
          extraordinary gain and changes
          in accounting principles                  (129)                74                (55)


       (a)   Reflects amortization of excess reorganization value which would have been recorded during the first quarter of 1993.

       (b)   Reflects the adjustment to restate interest expense for the first quarter of 1993 to the amount that would have been recorded.

       (c)   Represents the reversal of first quarter 1993 amortization of historical capitalized financing costs which were written off in connection with the Restructuring.

       (d)   Represents the reversal of actual reorganization items incurred in connection with the Restructuring in the first quarter of 1993.  These expenses would have been recorded in 1992 had the Restructuring occurred on January 1, 1993.

(4) A one-time after-tax charge of $150 million was recorded in the first quarter of 1993 representing the adoption of: (i) Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," - $180 million expense; and (ii) SFAS No. 109, "Accounting for Income Taxes," - $30 million income. Neither of these standards impact cash flow.


(5) Income tax expense amounted to $10 million for the first quarter of 1994 due to tax expense on foreign subsidiary earnings and the inability to benefit the amortization of excess reorganization value and the domestic net operating loss carryforwards ("NOL Carryforwards"). For the first quarter of 1993, income tax expense was $7 million due to tax expense on foreign subsidiary earnings and the inability to benefit the NOL Carryforwards as an offset to deferred taxes.

       The Corporation has an NOL Carryforward of $90 million remaining from 1992. This NOL Carryforward may be used to offset U.S. taxable income through 2007. The Internal Revenue Code (the "Code") will limit the Corporation's annual use of its NOL Carryforward to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Code to the exchange of stock for debt, the Corporation's NOL Carryforward could be further reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.


(6) As permitted by the Prepackaged Plan, 2,788,350 common shares were reserved for future issuance in conjunction with stock options, all of which remained in reserve as of March 31, 1994. Options for 1,673,000 common shares and 933,000 common shares were granted on June 1, 1993 and February 9, 1994, respectively, leaving an additional 182,350 common shares available for future grants.


(7) One of the Corporation's operating subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. This litigation has not had a material effect on the Corporation's liquidity or earnings. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court in U.S. Gypsum's Coverage Action has so ruled (such ruling has been appealed). In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

       Effective January 1, 1994, the Corporation adopted the requirements of Financial Accounting Standards Board Interpretation No. 39. In accordance with Interpretation No. 39, U.S. Gypsum recorded an accrual of $100 million for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and separately recorded an asset of $100 million, the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine et al. v. Amchem Products In., et al is deemed probable) future Personal Injury Cases, the liability and asset recorded relate only to pending Personal Injury Cases. The implementation of Interpretation No. 39 did not impact earnings, cash flow or net assets. See Part II, Item 1. "Legal Proceedings" for information on asbestos litigation and definitions of capitalized terms.

       The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation does not presently anticipate any material adverse effect upon its earnings or consolidated financial position arising out of the resolution of these matters or any other pending governmental proceeding regarding environmental matters.


(8) USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $32 million and $36 million were on the holding company's books of account as of March 31, 1994 and December 31, 1993, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):


                                                                   Three Months    Three Months
                                                                       ended           ended
                                                                     March 31,       March 31,
       Summary Statement of Earnings                                 1994 (a)          1993


       Net Sales                                                  $        269    $        223
       Cost and expenses                                                   224             201
       Amortization of excess reorganization value                          15               -
       Operating profit                                                     30              22
       Interest expense, net                                                 -               -
       Corporate charges                                                    24              39
       Loss before taxes on income and change in
          accounting principle                                               6             (17)
       Income tax/(tax benefit)                                              9              (6)
       Loss before change in accounting principle                           (3)            (11)
       Cumulative effect of change in accounting principle                   -              28
       Net loss                                                             (3)             17


                                                                       As of           As of
                                                                     March 31,     December 31,
       Summary Balance Sheet                                           1994            1993


       Current assets                                             $        213    $        190
       Property, plant and equipment, net                                  480             483
       Excess reorganization value, net                                    250             265
       Other assets                                                        106               3
       Total assets                                                      1,049             941

       Current liabilities                                                 137             124
       Other liabilities and obligations                                   247             149
       Stockholder's equity                                                665             668
       Total liabilities and stockholder's equity                        1,049             941


       (a)   Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date.  See "Notes to Consolidated Financial
             Statements - Note (3)" for more information on the Restructuring and implementation of fresh start accounting.

(9) The Corporation issued $478 million aggregate principal amount of 10 1/4% senior notes due 2002 (the "10 1/4% Senior Notes") in 1993.
       Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, Inc. ("USG Interiors"), USG Foreign Investments, Ltd., L&W Supply Corporation ("L&W Supply"), Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, the obligations of the Corporation under the Credit Agreement and the 10 1/4% Senior Notes. The Combined Guarantors are jointly and severally liable under the guarantees. Holders of the debt issued in connection with the Credit Agreement (the "Bank Debt") have the right to: (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Debt and 10 1/4% Senior Notes pro rata based on the respective amounts owed thereon); and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Debt is retired regardless of whether the 10 1/4% Senior Notes remain outstanding. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of: (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law); and
       (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

       There are 43 Non-Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of Guarantors. The Combined Non-Guarantors primarily include CGC Inc. ("CGC"), the Corporation's 76%-owned Canadian subsidiary, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries managed by USG International, Ltd. ("USG International"). The long-term debt of the Combined Non-Guarantors of $25 million as of March 31, 1994 has restrictive covenants that restrict, among other things, the payment of dividends.

       The following condensed consolidating information presents:

       (i) Condensed financial statements as of March 31, 1994 and December 31, 1993 and for the three months ended March 31, 1994 and 1993 of (a) the Corporation on a parent company only basis (the "Parent Company," which was the only entity of the Corporation included in the 1993 bankruptcy proceeding associated with the Restructuring), (b) the Combined Guarantors, (c) the Combined Non-Guarantors and (d) the Corporation on a consolidated basis. (Due to the Restructuring and implementation of fresh start accounting, the financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is not deemed material to investors and is omitted.)

       (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

       (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                             USG CORPORATION
                              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    Three Months ended March 31, 1994
                                          (Dollars in millions)
                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated


Net Sales                          $         -   $       443   $        88   $       (25) $        506

Gross Profit                                 -            92            18             -           110

Operating Profit/(Loss)                     (9)           21            (1)            -            11

Equity in net loss of the
   Subsidiaries                             32             4             -           (36)            -
Interest expense, net                       33             -             1             -            34
Corporate service charge                   (42)           42             -             -             -
Other expense, net                           1             -             -             -             1

Loss Before Taxes on Income                (33)          (25)           (2)           36           (24)

Taxes on income                              1             7             2             -            10

Net Loss                                   (34)          (32)           (4)           36           (34)

                                             USG CORPORATION
                              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                    Three Months ended March 31, 1993
                                          (Dollars in millions)

                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated


Net Sales                          $         -   $       369   $        85   $       (18) $        436

Gross Profit/(Loss)                          -            61            18             -            79

Operating Profit                            (8)           27             8             -            27

Equity in net (earnings)/loss
   of the Subsidiaries                      11            (4)            -            (7)            -
Interest expense, net                       70             2             1             -            73
Corporate service charge                   (69)           69             -             -             -
Other expense, net                           2             5             -             -             7
Reorganization items                        69             -             -             -            69

Earnings/(Loss) Before Taxes
   on Income and Changes in
   Accounting Principles                   (91)          (45)            7             7          (122)

Taxes on income/(income tax
   benefit)                                 17           (12)            2             -             7

Earnings/(Loss) Before Changes
   in Accounting Principles               (108)          (33)            5             7          (129)

Changes in accounting principles          (171)           22            (1)            -          (150)

Net Earnings/(Loss)                       (279)          (11)            4             7          (279)

                                             USG CORPORATION
                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                          As of March 31, 1994
                                          (Dollars in millions)

                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated


ASSETS
Current Assets:
   Cash and cash equivalents       $       310   $       (12)  $        36   $         -  $        334
   Receivables, net                          6           270            45           (32)          289
   Inventories                               -           130            38            (3)          165
      Total current assets                 316           388           119           (35)          788
Property, Plant and
   Equipment, Net                           21           615           111             -           747
Investment in Subsidiaries               1,475           267             -        (1,742)            -
Excess Reorganization Value, Net             -           548           140             -           688
Other Assets                               (10)          169            14            (9)          164
      Total assets                       1,802         1,987           384        (1,786)        2,387

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued
      expenses                             106           217            55           (30)          348
   Notes payable and LTD maturing
      within one year                      110             3            18             -           131
      Total current liabilities            216           220            73           (30)          479
Long-Term Debt                           1,197            35            25             -         1,257
Deferred Income Taxes                       23           149            15             -           187
Other Liabilities                          301           108             4             -           413
Stockholders' Equity/(Deficit):
   Common stock                              5             1             6            (7)            5
   Capital received in excess
      of par value                         223         1,472           310        (1,782)          223
   Deferred currency translation             -             -           (14)            -           (14)
   Reinvested earnings/(deficit)          (163)            2           (35)           33          (163)
      Total stockholders' equity/
         (deficit)                          65         1,475           267        (1,756)           51
      Total liabilities and
         stockholders' equity            1,802         1,987           384        (1,786)        2,387


                                             USG CORPORATION
                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                         As of December 31, 1993
                                          (Dollars in millions)
                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated

ASSETS
Current Assets:
   Cash and cash equivalents       $       187   $        (8)  $        32   $         -  $        211
   Receivables, net                          8           240            44           (28)          264
   Inventories                               -           114            34            (3)          145
      Total current assets                 195           346           110           (31)          620
Property, Plant and
   Equipment, Net                           21           620           113             -           754
Investment in Subsidiaries               1,511           277             -        (1,788)            -
Excess Reorganization Value, Net             -           582           153             -           735
Other Assets                               (35)           91             3            (5)           54
      Total assets                       1,692         1,916           379        (1,824)        2,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued
      expenses                             100           207            52           (27)          332
   Notes payable and LTD maturing
      within one year                      158             3             6             -           167
      Total current liabilities            258           210            58           (27)          499
Long-Term Debt                           1,249            36            24             -         1,309
Deferred Income Taxes                       14           151            15             -           180
Other Liabilities                          296             8             5             -           309
Stockholders' Equity/(Deficit):
   Common stock                              4             1             6            (7)            4
   Capital received in excess
      of par value                           -         1,472           310        (1,782)            -
   Deferred currency translation             -             -            (9)            -            (9)
   Reinvested earnings/(deficit)          (129)           38           (30)           (8)         (129)
      Total stockholders' equity/
         (deficit)                        (125)        1,511           277        (1,797)         (134)
      Total liabilities and
         stockholders' equity            1,692         1,916           379        (1,824)        2,163


                                             USG CORPORATION
                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                    Three Months ended March 31, 1994
                                          (Dollars in millions)

                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated


Net Cash Flows (To)/From
   Operating Activities            $       (23)  $        17   $         5   $         -  $         (1)

   Capital expenditures                      -            (6)           (1)            -            (7)
   Net proceeds from asset
      dispositions                           -             -             -             -             -
Net Cash Flows To
   Investing Activities                      -            (6)           (1)            -            (7)

   Issuance of debt                         85             -            29             -           114
   Repayment of debt                      (189)            -           (18)            -          (207)
   Proceeds from public
      offering of stock                    224             -             -             -           224
   Cash dividends (paid)/
      received                               -            11           (11)            -             -
   Net cash transfers (to)/from
      Corporate                             26           (26)            -             -             -
Net Cash Flows (To)/From
   Financing Activities                    146           (15)            -             -           131

Net Increase/(Decrease) in Cash
   and Cash Equivalents                    123            (4)            4             -           123
Cash and cash equivalents at
   beginning of period                     187            (8)           32             -           211
Cash and cash equivalents at
   end of period                           310           (12)           36             -           334

                                             USG CORPORATION
                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                    Three Months Ended March 31, 1993
                                      (Dollars amounts in millions)

                                                                 Combined
                                      Parent       Combined        Non-
                                      Company     Guarantors    Guarantors   Eliminations Consolidated


Net Cash Flows (To)/From
   Operating Activities            $       (72)  $        17   $         4   $         -  $        (51)

   Capital expenditures                      -            (6)           (2)            -            (8)
   Net proceeds from asset
      dispositions                           -             -             -             -             -
Net Cash Flows To
   Investing Activities                      -            (6)           (2)            -            (8)

   Issuance of debt                          -             -             1             -             1
   Repayment of debt                         -             -            (2)            -            (2)
   Cash dividends (paid)/
      received                               1             -            (1)            -             -
   Decrease in
      restricted assets                      -             1             -             -             1
   Net cash transfers (to)/from
      Corporate                             65           (65)            -             -             -
Net Cash Flows (To)/From
   Financing Activities                     66           (64)           (2)            -             -

Net Decrease in Cash and
   Cash Equivalents                         (6)          (53)            -             -           (59)
Cash and cash equivalents at
   beginning of period                      59            87            34             -           180
Cash and cash equivalents at
   end of period                            53            34            34             -           121

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

On May 6, 1993, the Corporation completed the Restructuring. Due to the Restructuring and implementation of fresh start accounting, the Corporation's financial statements after May 6, 1993 are not comparable to financial statements prior to that date. See Part I, Item 1. "Financial Statements:
Notes to Consolidated Financial Statements - Note (3)" for information on the Restructuring and implementation of fresh start accounting.

To facilitate a meaningful comparison of the Corporation's operating performance, the following discussion and analysis is presented on a traditional basis. Included in the following discussion are comparisons of EBITDA (earnings before interest, taxes, depreciation, depletion and amortization, and for the first quarter of 1993, reorganization items and changes in accounting principles). The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.

Consolidated Results (dollars in millions):
                                                                             Three Months ended
                                                                                  March 31
                                                                               1994       1993


Net Sales                                                                    $  506     $  436

Gross Profit                                                                    110         79
   % of net sales                                                              21.7%      18.1%
Selling and administrative expenses                                              57         52
   % of net sales                                                              11.3%      11.9%
Amortization of excess reorganization value                                      42          -
Operating Profit                                                                 11         27

Calculation of EBITDA:
   Operating profit                                                          $   11     $   27
   Amortization of excess reorganization value                                   42          -
   Depreciation and depletion                                                    13         15
   Other                                                                          -          4
   EBITDA                                                                        66         46
      % of net sales                                                           13.0%      10.6%

Consolidated net sales in the first quarter of 1994, the highest first quarter amount since the first quarter of 1988, increased $70 million, or 16.1%, over the first quarter of 1993. The increase was attributable to increased sales for nearly all of the Corporation's operating subsidiaries.

As a percentage of net sales, gross profit in first quarter, 1994, improved to 21.7% from 18.1% in the 1993 period, reflecting improved gypsum wallboard prices.

Selling and administrative expenses increased $5 million, or 9.6%, in the first three months of 1994 over the comparable 1993 period, primarily due to higher levels of compensation and benefits and marketing program expenses. As a percentage of net sales, however, these expenses improved to 11.3% from 11.9% in the first quarter of 1993 as a result of the increase in 1994 net sales.

Effective May 7, 1993, the Corporation began amortizing its excess reorganization value which was established in accordance with fresh start accounting rules. This non-cash amortization, which will continue through April 1998, amounted to $42 million in the first three months of 1994 with no counterpart in the prior year quarter. Consequently, 1994 operating profit is not comparable to the prior year.

EBITDA in the first quarter of 1994 increased $20 million, or 43.5%, over the comparable 1993 period reflecting the aforementioned gross profit performance.

Industry Segment/Core Business Results:

The Corporation has two core businesses - North American Gypsum (which includes the Gypsum Products and Building Products Distribution industry segments) and Worldwide Ceilings. First quarter comparisons of results by operating company, industry segment and core business were as follows (in millions of dollars):


                                                       Three Months ended March 31
                                                            Net Sales              EBITDA
                                                         1994       1993       1994       1993


North American Gypsum:
   U.S. Gypsum                                         $  269     $  223     $   53     $   29
   CGC (gypsum division)                                   24         23          2          2
   Other subsidiaries                                      19         17          5          6
   Eliminations                                           (18)       (14)         -          -
   Total Gypsum Products                                  294        249         60         37

   Building Products Distribution                         139        113          1          -
   Eliminations                                           (45)       (36)         -          -
Total North American Gypsum                               388        326         61         37

Worldwide Ceilings:
   USG Interiors                                           96         84         13         11
   USG International                                       45         43          1          1
   CGC (interiors division)                                 8          8          1          2
   Eliminations                                            (9)        (9)         -          -
Total Worldwide Ceilings                                  140        126         15         14

   Corporate                                                -          -        (10)        (5)
   Eliminations                                           (22)       (16)         -          -
Total USG Corporation                                     506        436         66         46

North American Gypsum

Net sales and EBITDA for North American Gypsum increased in the first quarter of 1994 $62 million, or 19.0%, and $24 million, or 64.9%, respectively, from the first quarter of 1993.

Net sales and EBITDA for U.S. Gypsum continue to improve as a result of increased demand and improving prices. In the first quarter of 1994, net sales increased $46 million, or 20.6%, over first quarter 1993. EBITDA in the 1994 period was up $24 million, or 82.8%, over the first quarter of 1993. These improvements primarily reflect continued improvement in gypsum wallboard selling prices and increased volume. Despite unfavorable weather conditions in several parts of the United States, U.S. Gypsum shipped 1.865 billion square feet of gypsum wallboard in the first quarter of 1994, the highest first quarter amount in its history and 5.6% higher than shipments in the first three months of 1993. U.S. Gypsum's gypsum wallboard plants ran at 98% of capacity in the first quarter of 1994. The average gypsum wallboard selling price increased to $89.53 per thousand square feet in the first quarter of 1994, up $14.56, or 19.4%, from the first quarter of 1993 and up $7.07, or 8.6%, from the fourth quarter of 1993. First quarter 1994 shipping records of joint compound and DUROCK cement board also contributed to U.S. Gypsum's favorable results.

Increased selling prices were partially offset by increased unit manufacturing cost in the first quarter of 1994, up approximately 6% over the first quarter of 1993. The increased unit manufacturing cost resulted primarily from increased energy costs related to adverse weather and increased maintenance costs.

First quarter 1994 net sales for CGC's gypsum division increased $1 million, or 4.3%, over the comparable 1993 quarter due to increased volume of gypsum wallboard, which was partially offset by the impact of the strengthened U.S. dollar. EBITDA in the first quarter of 1994 remained unchanged from the prior year period.

Building Products Distribution (L&W Supply) experienced a record first quarter net sales of $139 million, increasing $26 million, or 23.0%, over the first three months of 1993. This increase reflects improved gypsum wallboard volume and selling prices, as well as improved results for its ceilings, joint treatment and other non-wallboard product lines. EBITDA increased $1 million for the 1994 quarter over 1993's breakeven level.


Worldwide Ceilings

Net sales and EBITDA for Worldwide Ceilings increased in the first quarter of 1994 $14 million, or 11.1%, and $1 million, or 7.1%, respectively from the first quarter of 1993.

Compared to the first quarter of 1993, net sales and EBITDA for USG Interiors increased $12 million, or 14.3%, and $2 million, or 18.2%, respectively, in the first quarter of 1994 due to higher levels of retail and export sales. These results represent USG Interiors' highest first quarter sales since the first quarter of 1990 despite the continued softness in new non-residential construction markets.

Despite the continuing recession in Europe, sales in the first quarter of 1994 for USG International increased $2 million, or 4.7%, over the first quarter of 1993, while EBITDA remained unchanged for the two periods.


Other Consolidated Earnings Information

Interest expense, which was significantly reduced as a result of the Restructuring, amounted to $37 million in the first quarter of 1994, down $38 million, or 50.7% from the first quarter 1993 level of $75 million. The 1994 amount includes $4 million of non-cash amortization of reorganization debt discount.

In connection with the Restructuring, reorganization items expense of $69 million was recorded in the first quarter of 1993, representing fees and expenses associated with the Restructuring and the write-off of capitalized financing costs incurred in 1988.

Income tax expense amounted to $10 million in the first quarter of 1994 primarily due to the inability to benefit the amortization of excess reorganization value. In the first quarter of 1993, income tax expense amounted to $7 million.

A one-time after-tax charge of $150 million was recorded in the first quarter of 1993 representing the adoption of: (i) SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," - $180 million expense; and
(ii) SFAS No. 109, "Accounting for Income Taxes," - $30 million income. Neither of these standards impact cash flow.

A net loss of $34 million was recorded in the first quarter of 1994 primarily due to the aforementioned amortization of excess reorganization value and reorganization debt discount. Together, these non-cash adjustments reduced net earnings by $46 million, or $1.17 per common share. In the year-earlier period, a net loss of $279 million was recorded as a result of the high level of interest expense and one-time charges related to reorganization items and the net cumulative effect of changes in accounting principles.


Liquidity and Capital Resources

In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) the Equity Offering, (ii) the Note Placement and (iii) the Credit Agreement Amendments. The Transactions were designed, among other things, to (i) reduce the Corporation's financial leverage through the retirement of debt, (ii) reduce the amount of debt maturing in 1995 through 1998 and extend the final maturity of a significant portion of the Corporation's debt, (iii) improve the Corporation's financial and operating flexibility under the Credit Agreement and (iv) provide funds for capital expenditures and other general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. Through use of proceeds from the Transactions and cash generated in 1993, the Corporation has reduced its domestic debt by approximately $220 million (net of the Note Placement) as of April 30, 1994. See Part I, Item 1. "Financial Statements: Notes to Consolidated Financial Statements - Note (2)" for additional information on the Transactions.

The Corporation's liquidity and capital resources were significantly strengthened by the Transactions. The Corporation believes that cash generated by operations and the estimated levels of liquidity available to the Corporation will be sufficient to permit the Corporation to satisfy its debt service requirements and other capital requirements for the foreseeable future. However, the Corporation is subject to significant business, economic and competitive uncertainties that are beyond its control and there can be no assurance that the Corporation's financial resources will be sufficient for it to satisfy its debt service obligations and other capital requirements under all circumstances or otherwise permit the Corporation to take advantage of any appropriate growth opportunity that may arise.


Working Capital

As of March 31, 1994, working capital (current assets less current liabilities) amounted to $309 million and the ratio of current assets to current liabilities was 1.65 to 1, versus December 31, 1993 when working capital amounted to $121 million and the ratio of current assets to current liabilities was 1.24 to 1.

In the first quarter of 1994, cash and cash equivalents increased $123 million to $334 million, primarily due to implementation of the aforementioned refinancing in the first quarter of 1994. As of March 31, 1994, the Corporation planned to utilize approximately $190 million of existing cash to prepay or redeem additional debt.

Comparing March 31, 1994 balances with December 31, 1993, accounts receivable
(net) increased $25 million, or 9.5%, to $289 million, inventories increased $20 million, or 13.8%, to $165 million and accounts payable increased $16 million, or 15.4%, to $120 million. These increases were primarily due to the increased level of business.

Capital Expenditures

Capital expenditures amounted to $7 million in first quarter 1994, a decrease of $1 million from the comparable 1993 period. As a result of the aforementioned refinancing plan, which generated approximately $92 million for capital expenditures, the Corporation augmented its capital spending program. As of March 31, 1994, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $40 million compared with $11 million as of December 31, 1993. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies, generally in businesses and markets related to the Corporation's current operations, and the Corporation believes that its available liquidity would be adequate to support any appropriate opportunity.


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

Effective January 1, 1994, the Corporation adopted the requirements of Financial Accounting Standards Board Interpretation No. 39. In accordance with Interpretation No. 39, U.S. Gypsum recorded an accrual of $100 million for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and separately recorded an asset of $100 million, the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine is deemed probable) future Personal Injury Cases, the liability and asset recorded in 1994 relate only to pending Personal Injury Cases. The implementation of Interpretation No. 39 did not impact earnings, cash flow or net assets.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position. See Part II, Item 1. "Legal Proceedings" for more information on legal proceedings.

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
USG Corporation:



We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1994, and the related condensed consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month period ended March 31, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in Note 3, on May 6, 1993, the Corporation completed a comprehensive financial restructuring through the implementation of a prepackaged plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code and applied fresh start accounting. As such, results of operations through May 6, 1993 are not comparable with results of operations subsequent to that date.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

As discussed in Note 7, in view of the limited insurance funding currently available for property damage cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in property damage cases that reach trial prior to the completion of the coverage action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the coverage action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the consolidated results of operations or the consolidated financial position of the Corporation.

As discussed in Note 7, on January 1, 1994, the Corporation changed its method of accounting for asbestos-related matters.

                                                /s/ Arthur Andersen & Co.

                                                ARTHUR ANDERSEN & CO.



Chicago, Illinois
April 22, 1994

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings


Asbestos Litigation

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


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. U.S. Gypsum is one of many defendants in four cases that have been certified as class actions and others that request such certification. One class action suit is brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits or are participants in a state court class action involving approximately 333 school districts in Michigan. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, Mich.) On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On December 23, 1992, a case was filed in state court in South Carolina purporting to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the four above-described class actions (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson Case"). An amended complaint, which adds the Corporation as a defendant, alleges, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. This case has not been certified as a class action and no other threshold issues, including whether the South Carolina Courts have personal jurisdiction over the Corporation, have been decided. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

As of March 31, 1994, 53 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. In addition, approximately 42 property damage claims have been threatened against U.S. Gypsum.

In total, U.S. Gypsum has settled property damage claims of approximately 198 plaintiffs involved in approximately 82 cases. Twenty-five cases have been tried to verdict, 16 of which were won by U.S. Gypsum and 6 lost; two other cases, one won at the trial level and one lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeals are pending in 5 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; a third was settled after the verdict was reversed on appeal. The remaining punitive damage award is on appeal.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 53,000 claimants pending as of March 31, 1994. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

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


Accounting Change

Effective January 1, 1994, the Corporation adopted the requirements of Financial Accounting Standards Board Interpretation No. 39. In accordance with Interpretation No. 39, U.S. Gypsum recorded an accrual of $100 million for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and separately recorded an asset of $100 million, the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine is deemed probable) future Personal Injury Cases, the liability and asset recorded in 1994 relate only to pending Personal Injury Cases. The implementation of Interpretation No. 39 did not impact earnings, cash flow or net assets.


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


Item 6.      Exhibits and Reports on Form 8-K


(a)    (15)    Letter of Arthur Andersen & Co. regarding unaudited financial information.

(b) There were no reports on Form 8-K filed during the first quarter of 1994.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   USG CORPORATION




                                   By     /s/  Dean H. Goossen
                                      Dean H. Goossen, Corporate Secretary,
                                         USG Corporation





May 12, 1994                       By     /s/  Raymond T. Belz
                                      Raymond T. Belz, Vice President and
                                         Controller, USG Corporation