Form 10-Q
period 1994-06-30
USG CORP
filed 1994-08-12
CIK 757011

FORM 10-Q
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549



(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1994

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

As of July 31, 1994, 45,058,760 shares of USG common stock were outstanding.

                                            TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:


            Consolidated Statement of Earnings:
                Three Months and Six Months ended June 30, 1994, May 7 through June 30, 1993, April 1 through May 6, 1993 and January 1 through March 31, 1993


            Consolidated Balance Sheet:
                As of June 30, 1994 and December 31, 1993


            Consolidated Statement of Cash Flows:
                Six Months Ended June 30, 1994, May 7 through June 30, 1993 and January 1 through May 6, 1993


            Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Report of Independent Public Accountants



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements:

                                                   USG CORPORATION
                                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Dollars in millions except per share data)
                                                     (Unaudited)


                                                    1994 (a)               1993 (a)                1993
                                           Three Months    Six Months        May 7         April 1     Three Months
                                               ended          ended         through        through         ended
                                              June 30        June 30        June 30         May 6        March 31


Net Sales                                  $       562    $     1,068    $       315    $       155    $       436

Cost of products sold                              429            825            252            125            357

Gross Profit                                       133            243             63             30             79

Selling and administrative expenses                 59            116             36             19             52
Amortization of excess
   reorganization value                             42             84             28              -              -

Operating Profit/(Loss)                             32             43             (1)            11             27

Interest expense                                    33             70             22             11             75
Interest income                                     (2)            (5)            (1)             -             (2)
Other expense/(income), net                          1              2             (2)            (1)             7
Reorganization items                                 -              -              -           (778)            69

Earnings/(Loss) Before Taxes on
   Income, Extraordinary Gain and
   Changes in Accounting Principles                  -            (24)           (20)           779           (122)

Taxes on income                                     17             27              1             10              7

Earnings/(Loss) Before Extraordinary
   Gain and Changes in Accounting
   Principles                                      (17)           (51)           (21)           769           (129)

Extraordinary gain, net of taxes                     -              -              -            944              -
Cumulative effect of changes in
   accounting principles, net                        -              -              -              -           (150)

Net Earnings/(Loss)                                (17)           (51)           (21)         1,713           (279)

Average number of common shares (b)         45,057,848     41,672,968     37,157,458

Net Loss Per Common Share (b)              $     (0.38)   $     (1.23)   $     (0.57)

Dividends paid per common share (b)                  -              -              -



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

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                       CONSOLIDATED BALANCE SHEET
                                          (Dollars in millions)
                                               (Unaudited)


                                                                                As of          As of
                                                                              June 30,     December 31,
                                                                                1994           1993



Assets
Current Assets:
Cash and cash equivalents                                                  $        242   $        211
Receivables (net of reserves - 1994 $13; 1993 $13)                                  299            264
Inventories                                                                         179            145

   Total current assets                                                             720            620

Property, Plant and Equipment (net of reserves for
   depreciation and depletion - 1994 $61; 1993 $36)                                 749            754
Excess Reorganization Value (net of accumulated
   amortization - 1994 $197; 1993 $113)                                             646            735
Other Assets                                                                        164             54

   Total assets                                                                   2,279          2,163


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                           $        134   $        104
Accrued expenses                                                                    209            208
Notes payable                                                                         9              2
Long-term debt maturing within one year                                               8            165
Taxes on income                                                                      36             20

   Total current liabilities                                                        396            499

Long-Term Debt                                                                    1,251          1,309

Deferred Income Taxes                                                               182            180

Other Liabilities                                                                   416            309

Stockholders' Equity/(Deficit):
Preferred stock                                                                       -              -
Common stock                                                                          5              4
Capital received in excess of par value                                             221              -
Deferred currency translation                                                       (12)            (9)
Reinvested earnings/(deficit)                                                      (180)          (129)

   Total stockholders' equity/(deficit)                                              34           (134)

   Total liabilities and stockholders' equity                                     2,279          2,163


See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in millions)
                                               (Unaudited)

                                                              Six Months        May 7        January 1
                                                                 ended         through        through
                                                               June 30,       June 30,        May 6,
                                                               1994 (a)       1993 (a)         1993


Cash Flows From Operating Activities:
Net earnings/(loss)                                         $        (51)  $        (21)  $       1,434

Adjustments to reconcile net earnings/(loss) to net cash:
   Amortization of excess reorganization value                        84             28              -
   Cumulative effect of accounting changes                             -              -            150
   Depreciation, depletion and other amortization                     35             12             22
   Interest expense on pay-in-kind debentures                          -              -             17
   Deferred income taxes                                               2              -            (13)
   Net gain/(loss) on asset dispositions                               -             (2)             4
(Increase)/decrease in working capital:
   Receivables                                                       (35)            21             18
   Inventories                                                       (34)            (3)            (8)
   Payables                                                           46              4              3
   Accrued expenses                                                    1              9             15
(Increase)/decrease in other assets                                  (10)             3            (12)
Increase in other liabilities                                          8              -              4
Changes due to reorganization items:
   Increase in reorganization items                                    -              -             65
   Net adjustments to fair value                                       -              -           (759)
   Gain on discharge of prepetition liabilities                        -              -           (944)
   Payment of liabilities net of collection of
       letter of credit                                                -              -             (7)
Other, net                                                            (2)            (3)            (3)

   Net cash flows (to)/from operating activities                      44             48            (14)

Cash Flows From Investing Activities:
Capital expenditures                                                 (21)            (7)           (12)
Net proceeds from asset dispositions                                   1              2              -

   Net cash flows to investing activities                            (20)            (5)           (12)

Cash Flows From Financing Activities:
Issuance of debt                                                     137             10              5
Repayment of debt                                                   (354)           (13)          (142)
Proceeds from public offering of common stock                        224              -              -
Decrease in restricted assets                                          -              -             32

   Net cash flows (to)/from financing activities                       7             (3)          (105)

Net Increase/(Decrease) in Cash and Cash Equivalents                  31             40           (131)

Cash and cash equivalents as of beginning of period                  211             49            180

Cash and cash equivalents as of end of period                        242             89             49


Supplemental Cash Flow Disclosures:
Interest paid                                                         58             12             58
Income taxes paid                                                      8              1              3


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

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                               Notes to Consolidated Financial Statements
                                               (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 1994 and December 31, 1993; results of operations for the three months and six months ended June 30, 1994, and the periods of May 7 through June 30, 1993, April 1 through May 6, 1993, and the three months ended March 31, 1993; and cash flows for the six months ended June 30, 1994 and the periods of May 7 through June 30, 1993 and January 1 through May 6, 1993. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen & Co., the Corporation's independent public accountants. These financial statements are to be read in conjunction with the financial statements and notes included in the Corporation's 1993 Annual Report on Form 10-K dated March 14, 1994.


(2) In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) a public offering 14,375,000 shares of common stock (the "Equity Offering"), of which 7,900,000 shares, yielding net proceeds to the Corporation of $224 million, were newly issued by the Corporation and 6,475,000 were sold by Water Street Corporate Recovery Fund I, L.P., a stockholder; (ii) the issuance of $150 million of 9 1/4% senior notes due 2001 to certain institutional investors (the "Note Placement") in exchange for $30 million aggregate principal amount of its outstanding 8% senior notes due 1996 (the "Senior 1996 Notes"), $35 million aggregate principal amount of its outstanding 8% senior notes due 1997 (the "Senior 1997 Notes") and $85 million in cash; and (iii) amendment of the Corporation's bank credit agreement (the "Credit Agreement") for the second time since the Restructuring. This amendment (the "Second Amendment" and, together with the Equity Offering and the Note Placement, the "Transactions") increased the size of the Corporation's revolving credit facility by $70 million and amended mandatory bank term loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and repayment of its public debt.

        The net proceeds from the Equity Offering and Note Placement, along with $158 million of excess cash as of December 31, 1993 (as calculated in accordance with the cash sweep mechanism of the Credit Agreement) are being used by the Corporation to prepay, redeem or repurchase public and bank debt and for general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. In the first six months of 1994, the Corporation (i) prepaid $140 million of bank term loans in satisfaction of 1997 and 1998 scheduled payments, (ii) purchased $31 million aggregate principal amount of Senior 1996 Notes and $24 million aggregate principal amount of Senior 1997 Notes and (iii) redeemed, at 100% of principal amount, $75 million of its 8% senior notes due 1995 and $35 million of its 9% senior notes due 1998.


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

        Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. For year-to-year comparability of results, the following unaudited Pro Forma Consolidated Statement of Earnings for the six months ended June 30, 1993 has been prepared giving effect to the consummation of the Prepackaged Plan including the costs related thereto, in accordance with SOP 90-7, as if the consummation had occurred on January 1, 1993. The adjustments set forth under the caption "Pro Forma Adjustments" reflect the assumed effects of the Restructuring and the adoption of fresh start accounting prescribed by SOP 90-7.

                                                 USG CORPORATION
                                  PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                                         Six Months ended June 30, 1993
                                                   (unaudited)
                                              (Dollars in millions)

                                                      Total
                                                     Before             Pro Forma
                                                   Adjustments         Adjustments           Pro Forma


        Net sales                                $        906         $         -         $        906
        Cost of products sold                             734                   -                  734
        Gross profit                                      172                   -                  172
        Selling and administrative expenses               107                   -                  107
        Amortization of excess
           reorganization value                            28                  57   (a)             85
        Operating profit/(loss)                            37                 (57)                 (20)
        Interest expense                                  108                 (42)  (b)             66
        Interest income                                    (3)                  -                   (3)
        Other expense, net                                  4                  (1)  (c)              3
        Reorganization items                             (709)                709   (d)              -
        Earnings/(loss) before taxes on
           income, extraordinary gain and
           changes in accounting principles               637                (723)                 (86)
        Taxes on income                                    18                 (16)                   2
        Earnings/(loss) before
           extraordinary gain and changes
           in accounting principles                       619                (707)                 (88)


        (a)    Reflects amortization of excess reorganization value which would have been recorded during the period of January 1 through May 6, 1993.

        (b)    Reflects the adjustment to restate interest expense for the first six months of 1993 to the amount that would have been recorded.

        (c)    Represents the reversal of first quarter 1993 amortization of historical capitalized financing costs which were written off in connection with the Restructuring.

        (d)    Represents the reversal of actual reorganization items incurred in connection with the
               Restructuring in the period of January 1 through May 6, 1993.  These expenses would have been recorded in 1992 had the Restructuring occurred on January 1, 1993.

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


(5) Income tax expense for the three months and six months ended June 30, 1994 amounted to $17 million and $27 million, respectively. For the period of May 7 through June 30, 1993, income tax expense amounted to $1 million. These expenses resulted primarily from tax expense on foreign subsidiary earnings and the inability to benefit the amortization of excess reorganization value and the domestic net operating loss carryforwards ("NOL Carryforwards"). For the first quarter of 1993 and the period of April 1 through May 6, 1993, income tax expense was $7 million and $10 million, respectively, due to tax expense on foreign subsidiary earnings, the inability to benefit the NOL Carryforwards as an offset to deferred taxes and the non-taxable effect of fresh start accounting.

        The Corporation has an NOL Carryforward of $99 million remaining from 1992. This NOL Carryforward may be used to offset U.S. taxable income through 2007. The Internal Revenue Code (the "Code") will limit the Corporation's annual use of its NOL Carryforward to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Code to the exchange of stock for debt, the Corporation's NOL Carryforward could be further reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.


(6) As of June 30, 1994, 2,788,350 common shares were reserved for future issuance in conjunction with stock options. Options for 1,673,000 common shares and 933,000 common shares were granted on June 1, 1993 and February 9, 1994, respectively, leaving an additional 182,350 common shares available for future grants.


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


(8) USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. The outstanding balance of such debentures, which is carried on the holding company's books of account, totaled $32 million and $36 million as of June 30, 1994 and December 31, 1993, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):


                                                    1994 (a)               1993 (a)                1993
                                           Three Months    Six Months        May 7         April 1     Three Months
                                               ended          ended         through        through         ended
Summary Statement of Earnings                 June 30        June 30        June 30         May 6        March 31


   Net sales                               $       290    $       559    $       161    $        74    $       223
   Cost and expenses                               230            454            142             67            201
   Amortization of excess
      reorganization value                          16             31             10              -              -
   Operating profit                                 44             74              9              7             22
   Corporate charges                                22             46             13             13             39
   Reorganization items                              -              -              -           (295)             -
   Earnings/(loss) before taxes on income
      and change in accounting principle            22             28             (4)           289            (17)
   Income tax/(tax benefit)                         14             23              3             (1)            (6)
   Earnings/(loss) before change in
      accounting principle                           8              5             (7)           290            (11)
   Cumulative effect of change in
      accounting principle                           -              -              -              -             28
   Net earnings/loss                                 8              5             (7)           290             17


                                                                                As of          As of
                                                                              June 30,     December 31,
        Summary Balance Sheet                                                   1994           1993


        Current assets                                                     $        257   $        190
        Property, plant and equipment, net                                          480            483
        Excess reorganization value, net                                            235            265
        Other assets                                                                106              3
        Total assets                                                              1,078            941

        Current liabilities                                                         157            124
        Other liabilities and obligations                                           247            149
        Stockholder's equity                                                        674            668
        Total liabilities and stockholder's equity                                1,078            941


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

(9) The Corporation issued $478 million aggregate principal amount of 10 1/4% senior notes due 2002 (the "10 1/4% Senior Notes") in 1993. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, Inc. ("USG Interiors"), USG Foreign Investments, Ltd., L&W Supply Corporation ("L&W Supply"), Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, the obligations of the Corporation under the Credit Agreement and the 10 1/4% Senior Notes. The Combined Guarantors are jointly and severally liable under the guarantees. Holders of the debt issued under the Credit Agreement (the "Bank Debt") have the right to: (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Debt and 10 1/4% Senior Notes pro rata based on the respective amounts owed thereon); and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Debt is retired regardless of whether any 10 1/4% Senior Notes remain outstanding. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of: (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law); and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

        There are 43 Non-Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of Guarantors. The Combined Non-Guarantors primarily include CGC Inc. ("CGC"), the Corporation's 76%-owned Canadian subsidiary, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries managed by USG International, Ltd. ("USG International"). The long-term debt of the Combined Non-Guarantors of $26 million as of June 30, 1994 has restrictive covenants that restrict, among other things, the payment of dividends.

        The following condensed consolidating information presents:

        (i) Condensed financial statements as of June 30, 1994 and December 31, 1993 and for the three months and six months ended June 30, 1994 and for the periods of May 7 through June 30, 1993, April 1 through May 6, 1993 and the three months ended March 31, 1993 of (a) the Corporation on a parent company only basis (the "Parent Company," which was the only entity of the Corporation included in the 1993 bankruptcy proceeding associated with the Restructuring), (b) the Combined Guarantors, (c) the Combined Non-Guarantors and (d) the Corporation on a consolidated basis. (Due to the Restructuring and implementation of fresh start accounting, the financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is not deemed material to investors and is omitted.)

        (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

        (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                                 USG CORPORATION
                                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                              (Dollars in millions)

                                                                      Combined
                                         Parent        Combined         Non-
                                         Company      Guarantors     Guarantors    Eliminations   Consolidated



Three Months ended June 30, 1994
Net Sales                            $           -  $         494  $          93  $         (25) $         562

Gross Profit                                     -            113             20              -            133

Operating Profit/(Loss)                        (10)            41              1              -             32

    Equity in net loss of the
       Subsidiaries                             13              3              -            (16)             -
    Interest expense, net                       30              1              -              -             31
    Corporate service charge                   (39)            39              -              -              -
    Other expense, net                           1              -              -              -              1
Earnings/(Loss) Before Taxes on
    Income                                     (15)            (2)             1             16              -
    Taxes on income                              2             11              4              -             17
Net Loss                                       (17)           (13)            (3)            16            (17)



Six Months ended June 30, 1994
Net Sales                            $           -  $         937  $         181  $         (50) $       1,068

Gross Profit                                     -            205             38              -            243

Operating Profit/(Loss)                        (19)            62              -              -             43

    Equity in net loss of the
       Subsidiaries                             45              7              -            (52)             -
    Interest expense, net                       63              1              1              -             65
    Corporate service charge                   (81)            81              -              -              -
    Other expense, net                           2              -              -              -              2
Loss Before Taxes on Income                    (48)           (27)            (1)            52            (24)
    Taxes on income                              3             18              6              -             27
Net Loss                                       (51)           (45)            (7)            52            (51)


                                                 USG CORPORATION
                                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
                                         Company      Guarantors     Guarantors    Eliminations   Consolidated


May 7 through June 30, 1993
Net Sales                            $           -  $         279  $          57  $         (21) $         315

Gross Profit                                     -             51             12              -             63

Operating Profit/(Loss)                         (6)             6             (1)             -             (1)
    Equity in net loss of the
       Subsidiaries                             23              3              -            (26)             -
    Interest expense, net                       20              1              -              -             21
    Corporate service charge                   (27)            27              -              -              -
    Other expense/(income), net                 (1)            (4)             1              2             (2)
Loss Before Taxes on Income                    (21)           (21)            (2)            24            (20)
    Taxes on income/(income tax
       benefit)                                 (2)             2              1              -              1
Net Loss                                       (19)           (23)            (3)            24            (21)



April 1 through May 6, 1993
Net Sales                            $           -  $         132  $          28  $          (5) $         155

Gross Profit                                     1             23              6              -             30

Operating Profit/(Loss)                         (3)            12              2              -             11
    Equity in net (earnings)/loss
       of the Subsidiaries                    (762)          (165)             -            927              -
    Interest expense, net                       10              1              -              -             11
    Corporate service charge                   (23)            23              -              -              -
    Other income, net                           (1)             -              -              -             (1)
    Reorganization items                       (16)          (597)          (165)             -           (778)
Earnings Before Taxes on Income
    and Extraordinary Items                    789            750            167           (927)           779
    Taxes on income/(income tax
       benefit)                                 20            (12)             2              -             10
Earnings Before Extraordinary Items            769            762            165           (927)           769
    Extraordinary gain, net of taxes           944              -              -              -            944
Net Earnings                                 1,713            762            165           (927)         1,713



Three Months ended March 31, 1993
Net Sales                            $           -  $         369  $          85  $         (18) $         436

Gross Profit                                     -             61             18              -             79

Operating Profit/(Loss)                         (8)            27              8              -             27
    Equity in net (earnings)/loss
       of the Subsidiaries                      11             (4)             -             (7)             -
    Interest expense, net                       70              2              1              -             73
    Corporate service charge                   (69)            69              -              -              -
    Other expense, net                           2              5              -              -              7
    Reorganization items                        69              -              -              -             69
Earnings/(Loss) Before Taxes
    on Income and Changes in
    Accounting Principles                      (91)           (45)             7              7           (122)
    Taxes on income/(income tax
       benefit)                                 17            (12)             2              -              7
Earnings/(Loss) Before Changes
    in Accounting Principles                  (108)           (33)             5              7           (129)
    Changes in accounting principles          (171)            22             (1)             -           (150)
Net Earnings/(Loss)                           (279)           (11)             4              7           (279)

                                                 USG CORPORATION
                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
As of June 30, 1994                      Company      Guarantors     Guarantors    Eliminations   Consolidated

Cash and cash equivalents            $         216  $          (9) $          35  $           -  $         242
Receivables, net                                 1            281             52            (35)           299
Inventories                                      -            142             41             (4)           179
    Total current assets                       217            414            128            (39)           720
Property, Plant and Equipment, Net              20            615            114              -            749
Investment in Subsidiaries                   1,463            265              -         (1,728)             -
Excess Reorganization Value, Net                 -            514            132              -            646
Other Assets                                   (42)           199             13             (6)           164
    Total assets                             1,658          2,007            387         (1,773)         2,279

Accounts payable and accrued
    expenses                                    98            250             64            (33)           379
Notes payable and LTD maturing
    within one year                              -              3             14              -             17
    Total current liabilities                   98            253             78            (33)           396
Long-Term Debt                               1,191             34             26              -          1,251
Deferred Income Taxes                           19            149             14              -            182
Other Liabilities                              304            108              4              -            416

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,472            310         (1,782)           221
Deferred currency translation                    -              -            (12)             -            (12)
Reinvested earnings/(deficit)                 (180)           (10)           (39)            49           (180)
    Total stockholders' equity/
       (deficit)                                46          1,463            265         (1,740)            34
    Total liabilities and
       stockholders' equity                  1,658          2,007            387         (1,773)         2,279



As of December 31, 1993
Cash and cash equivalents            $         187  $          (8) $          32  $           -  $         211
Receivables, net                                 8            240             44            (28)           264
Inventories                                      -            114             34             (3)           145
    Total current assets                       195            346            110            (31)           620
Property, Plant and Equipment, Net              21            620            113              -            754
Investment in Subsidiaries                   1,511            277              -         (1,788)             -
Excess Reorganization Value, Net                 -            582            153              -            735
Other Assets                                   (35)            91              3             (5)            54
    Total assets                             1,692          1,916            379         (1,824)         2,163

Accounts payable and accrued
    expenses                                   100            207             52            (27)           332
Notes payable and LTD maturing
    within one year                            158              3              6              -            167
    Total current liabilities                  258            210             58            (27)           499
Long-Term Debt                               1,249             36             24              -          1,309
Deferred Income Taxes                           14            151             15              -            180
Other Liabilities                              296              8              5              -            309

Common stock                                     4              1              6             (7)             4
Capital received in excess
    of par value                                 -          1,472            310         (1,782)             -
Deferred currency translation                    -              -             (9)             -             (9)
Reinvested earnings/(deficit)                 (129)            38            (30)            (8)          (129)
    Total stockholders' equity/
       (deficit)                              (125)         1,511            277         (1,797)          (134)
    Total liabilities and
       stockholders' equity                  1,692          1,916            379         (1,824)         2,163


                                                 USG CORPORATION
                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              (Dollars in millions)

                                                                      Combined
                                         Parent        Combined         Non-
Six Months ended June 30, 1994           Company      Guarantors     Guarantors    Eliminations   Consolidated

Net Cash Flows (To)/From
    Operating Activities             $         (71) $         103  $          12  $           -  $          44
    Capital expenditures                         -            (16)            (4)             -            (20)
    Net proceeds from asset
       dispositions                              -              -              -              -              -
Net Cash Flows To
    Investing Activities                         -            (16)            (4)             -            (20)
    Issuance of debt                            85              -             52              -            137
    Repayment of debt                         (308)            (1)           (45)             -           (354)
    Proceeds from public offering
       of stock                                224              -              -              -            224
    Cash dividends (paid)/received               -             12            (12)             -              -
    Net cash transfers (to)/from
       Corporate                                99            (99)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                       100            (88)            (5)             -              7
Net Increase/(Decrease) in Cash
    & Cash Equivalents                          29             (1)             3              -             31
Cash & cash equivalents - beginning            187             (8)            32              -            211
Cash & cash equivalents - end                  216             (9)            35              -            242


May 7 through June 30, 1993
Net Cash Flows From
    Operating Activities             $           7  $          39  $           2  $           -  $          48
    Capital expenditures                         -             (5)            (2)             -             (7)
    Net proceeds from asset
       dispositions                              -              2              -              -              2
Net Cash Flows To
    Investing Activities                         -             (3)            (2)             -             (5)
    Issuance of debt                             -              -             10              -             10
    Repayment of debt                           (4)             -             (9)             -            (13)
    Cash dividends (paid)/received               -              2             (2)             -              -
    Net cash transfers (to)/from
       Corporate                                33            (33)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                        29            (31)            (1)             -             (3)
Net Increase/(Decrease) in Cash
    & Cash Equivalents                          36              5             (1)             -             40
Cash & cash equivalents - beginning             24             (7)            32              -             49
Cash & cash equivalents - end                   60             (2)            31              -             89


January 1 through May 6, 1993
Net Cash Flows (To)/From
    Operating Activities             $         (90) $          76  $           -  $           -  $         (14)
    Capital expenditures                         -             (9)            (3)             -            (12)
    Net proceeds from asset
       dispositions                              -              -              -              -              -
Net Cash Flows To
    Investing Activities                         -             (9)            (3)             -            (12)
    Issuance of debt                             -              -              5              -              5
    Repayment of debt                            -           (140)            (2)             -           (142)
    Cash dividends (paid)/received               2              -             (2)             -              -
    Deposit of restricted cash                  44            (12)             -              -             32
    Net cash transfers (to)/from
       Corporate                                 9             (9)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                        55           (161)             1              -           (105)
Net Decrease in Cash &
    Cash Equivalents                           (35)           (94)            (2)             -           (131)
Cash & cash equivalents - beginning             59             87             34              -            180
Cash & cash equivalents - end                   24             (7)            32              -             49

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

To facilitate a meaningful year-to-year comparison of the Corporation's operating performance, 1993 information in the following discussion and analysis is presented on a second quarter and six months basis. Included in the following discussion are comparisons of EBITDA (earnings before interest, taxes, depreciation, depletion and amortization, and, for 1993, reorganization items, extraordinary gain and the cumulative effect of changes in accounting principles). The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or as a measure of cash flows and overall liquidity.

Consolidated Results (dollars in millions):
                                                            Three Months ended       Six Months ended
                                                                  June 30                 June 30
                                                             1994        1993        1994        1993


Net Sales                                                   $  562     $   470     $ 1,068     $   906

Gross Profit                                                   133          93         243         172
   % of net sales                                             23.7%       19.8%       22.8%       19.0%
Selling and administrative expenses                             59          55         116         107
   % of net sales                                             10.5%       11.7%       10.9%       11.8%
Amortization of excess reorganization value                     42          28          84          28
Operating Profit                                                32          10          43          37

Calculation of EBITDA:
   Operating profit                                         $   32     $    10     $    43     $    37
   Amortization of excess reorganization value                  42          28          84          28
   Depreciation and depletion                                   13          13          26          28
   Other                                                         -           3           -           7
   EBITDA                                                       87          54         153         100
       % of net sales                                         15.5%       11.5%       14.3%       11.0%

Consolidated net sales in the second quarter of 1994 increased $92 million, or 19.6%, over the second quarter of 1993. For the first six months of 1994, net sales increased $162 million, or 17.9%, over the first six months of 1993. These increases reflect improved 1994 sales for each of the Corporation's core businesses, North American Gypsum and Worldwide Ceilings. Net sales for North American Gypsum increased as a result of rising gypsum wallboard prices and record levels of shipments for its major product lines. Results for Worldwide Ceilings benefited from a record level of ceiling tile shipments.

Consolidated gross profit as a percentage of net sales increased to 23.7% and 22.8% in the second quarter and first six months of 1994, respectively, from 19.8% and 19.0% in the prior year periods primarily due to increased prices for gypsum wallboard.

Selling and administrative expenses for the second quarter of 1994 increased $4 million, or 7.3%, over the second quarter of 1993 and $9 million, or 8.4% in the first six months of 1994 over the comparable 1993 period. These increases were primarily due to higher expenses for compensation and benefits and for product and marketing programs. As a percentage of net sales, however, these expenses declined to 10.5% for the second quarter of 1994 and 10.9% for the first six months of 1994 from 11.7% and 11.8% in the respective 1993 periods as a result of the increase in 1994 net sales and the continuation of expense control efforts.

Effective May 7, 1993, the Corporation began amortizing its excess reorganization value which was established in accordance with fresh start accounting rules. This non-cash amortization, which will continue through April 1998, amounted to $42 million and $84 million in the second quarter and first six months of 1994, respectively. Because this amortization did not begin until May 7, 1993, operating profit for the second quarter and first six months of 1994 is not comparable to the prior year periods.

EBITDA in the second quarter of 1994 increased $33 million, or 61.1%, over the comparable 1993 period and, for the first six months of 1994, increased $53 million, or 53.0%, over the first six months of 1993. These increases reflect the improved gross margins in 1994.

Industry Segment/Core Business Results (dollars in millions):

                                         Three Months ended June 30        Six Months ended June 30
                                         Net Sales         EBITDA          Net Sales         EBITDA
                                       1994    1993     1994    1993     1994    1993     1994    1993


North American Gypsum:
U.S. Gypsum                           $  290  $ 235    $  66   $  35    $ 559   $ 458    $ 119   $  64
CGC (gypsum division)                     26     21        3       2       50      44        5       4
Other subsidiaries                        22     18        7       5       41      35       12      11
Eliminations                             (20)   (16)       -       -      (38)    (30)       -       -
Total Gypsum Products                    318    258       76      42      612     507      136      79

Building Products Distribution           166    131        5       2      305     244        6       2
Eliminations                             (50)   (39)      (1)      -      (95)    (75)      (1)      -
Total North American Gypsum              434    350       80      44      822     676      141      81

Worldwide Ceilings:
USG Interiors                            102     90       14      12      198     174       27      23
USG International                         48     48        1       3       93      91        2       4
CGC (interiors division)                   7      7        1       1       15      15        2       3
Eliminations                              (9)   (10)       -       -      (18)    (19)       -       -
Total Worldwide Ceilings                 148    135       16      16      288     261       31      30

Corporate                                  -      -       (8)     (6)       -       -      (18)    (11)
Eliminations                             (20)   (15)      (1)      -      (42)    (31)      (1)      -
Total USG Corporation                    562    470       87      54    1,068     906      153     100

North American Gypsum

In the second quarter of 1994, net sales and EBITDA for North American Gypsum increased $84 million, or 24.0%, and $36 million, or 81.8%, respectively, over the second quarter of 1993. For the first six months of 1994, net sales and EBITDA were up $146 million, or 21.6%, and $60 million, or 74.1%, respectively, over the comparable 1993 period.

For U.S. Gypsum, continuing improvement in gypsum wallboard prices and record six months shipments of gypsum wallboard, joint compound and DUROCK cement board contributed to the favorable results. Net sales increased $55 million, or 23.4%, in the second quarter of 1994 over the prior year period, while EBITDA increased $31 million, or 88.6%. For the first six months of 1994, net sales increased $101 million, or 22.1%, and EBITDA increased $55 million, or 85.9%, versus 1993. U.S. Gypsum shipped 1.821 billion square feet of gypsum wallboard in the second quarter of 1994, up 5.3% over the second quarter of 1993 and its gypsum wallboard plants ran at 93% of capacity in the second quarter of 1994. The average gypsum wallboard selling price increased to $98.39 per thousand square feet in the second quarter of 1994, up $20.68, or 26.6%, from the second quarter of 1993 and up $8.86, or 9.9%, from the first quarter of 1994. This increase represents the ninth consecutive quarter of improved wallboard prices. For the first six months of 1994, record-setting gypsum wallboard shipments of 3.686 billion square feet were 5.5% above the 1993 level. The average gypsum wallboard price of $93.91 per thousand square feet for the first six months of 1994 was $17.58, or 23.0%, over the six month 1993 level. Gypsum wallboard unit manufacturing cost in 1994 increased approximately 6% over 1993 cost, primarily due to a higher cost of purchased waste paper.

Building Products Distribution (L&W Supply) second quarter 1994 net sales were up $35 million, or 26.7%, over the second quarter of 1993. Net sales in the first six months of 1994 represented L&W Supply's highest net sales in any first six month period in its 23-year history and surpassed the comparable 1993 level by $61 million, or 25.0%. EBITDA in the second quarter and first six months of 1994 amounted to $5 million and $6 million, respectively, compared with $2 million reported for each 1993 period. These increases reflect improved results for virtually all of L&W Supply's product lines.

CGC's gypsum division achieved increased net sales and EBITDA in 1994 despite the impact of the strengthened U.S. dollar when compared to the Canadian dollar. These favorable results primarily reflect a higher level of CGC gypsum wallboard shipments largely due to increased exports to the United States.


Worldwide Ceilings

Second quarter and six months 1994 net sales for Worldwide Ceilings increased $13 million, or 9.6%, and $27 million, or 10.3%, respectively, over the second quarter and first six months of 1993. EBITDA for the second quarter of 1994 was unchanged from the year earlier period while increasing $1 million, or 3.3%, in the first six months of 1994 over the first six months of 1993.

USG Interiors' second quarter and first six months 1994 net sales increased $12 million, or 13.3%, and $24 million, or 13.8%, respectively, over the corresponding 1993 periods, primarily due to higher U.S. commercial sales. Shipments of ceiling tile in the second quarter of 1994 continued at a record pace. As a result, EBITDA increased $2 million, or 16.7%, in the second quarter and $4 million, or 17.4%, in the first six months of 1994 over the respective 1993 periods.

USG International's second quarter 1994 net sales were unchanged from the second quarter of 1993 and EBITDA of $1 million was down from the $3 million level reported a year ago. For the first six months of 1994, net sales increased $2 million, or 2.2%, over the corresponding 1993 period, while EBITDA decreased $2 million, or 50.0%. The decline in 1994 EBITDA was primarily due to lower margins for non-ceilings product lines.


Other Consolidated Earnings Information

Interest expense of $33 million in the second quarter of 1994, was unchanged from the second quarter of 1993. For the first six months of 1994, interest expense of $70 million was down $38 million, or 35.2% from the first six months of 1993 as a result of the Restructuring. The 1994 amounts include non-cash amortization of reorganization debt discount amounting to $3 million in second quarter 1994 and $7 million in the first six months of 1994.

Income tax expense amounted to $17 million and $27 million in the second quarter and first six months of 1994, respectively, primarily due to the inability to benefit the amortization of excess reorganization value and the NOL Carryforwards. In the second quarter and first six months of 1993, income tax expense amounted to $11 million and $18 million respectively.

In connection with the Restructuring, a one-time reorganization items gain of $778 million was recorded in the second quarter of 1993, reflecting adjustments associated with the implementation of fresh start accounting.
Also in the second quarter of 1993, a one-time after-tax extraordinary gain of $944 million was recorded, primarily reflecting the gain on the exchange of subordinated debt for common stock. Reorganization items expense of $69 million was recorded in the first quarter of 1993 representing Restructuring fees and expenses.

A one-time after-tax charge of $150 million was recorded in the first quarter of 1993 representing the adoption of: (i) SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," - $180 million expense; and
(ii) SFAS No. 109, "Accounting for Income Taxes," - $30 million income. Neither of these standards impact cash flow.

Net losses of $17 million and $51 million were recorded in the second quarter and first six months of 1994, respectively. However, the non-cash amortization of excess reorganization value and reorganization debt discount reduced net earnings by $45 million, or $1.00 per common share in the second quarter of 1994 and $91 million, or $2.18 per common share in the first six months of 1994. See "Results of Operations - Consolidated Results" above for more information of amortization of excess reorganization value and its impact on earnings and the comparability of earnings to prior years.


Liquidity and Capital Resources

In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) the Equity Offering, (ii) the Note Placement and (iii) the Second Amendment. These Transactions were designed, among other things, to
(i) reduce the Corporation's financial leverage through the retirement of debt, (ii) reduce the amount of debt maturing in 1995 through 1998 and extend the final maturity of a significant portion of the Corporation's debt, (iii) improve the Corporation's financial and operating flexibility under the Credit Agreement and (iv) provide funds for capital expenditures and other general corporate purposes, including capital expenditures for cost reduction, capacity improvement and future growth opportunities. Through use of proceeds from the Transactions and cash generated in 1993, the Corporation has reduced its domestic debt by $220 million (net of the Note Placement) as of June 30, 1994. See Part I, Item 1. "Financial Statements: Notes to Consolidated Financial Statements - Note (2)" for additional information on the Transactions.

On August 11, 1994, the Credit Agreement was amended for the third time since the Restructuring. In connection with this amendment (the "Third Amendment"), the Corporation made a prepayment of $25 million of bank term loans, applied to the bank term loans maturing in 1999, which reduced the outstanding balance of all such loans to $283 million. This prepayment represents an advance payment of the mandatory cash sweep prepayment due February 15, 1995. The Third Amendment provided for the following major revisions to the Credit
Agreement:

(i) Beginning with the January 15, 1995 cash sweep test date, the Corporation will be entitled to retain 50% of its excess cash flow, as calculated under the mandatory prepayment provisions of the Credit Agreement, if the ratio of its debt to EBITDA for the applicable year is less than 4.0 to 1.0. Such retained cash may be used for general corporate purposes, including debt repayment. At such time as the outstanding balance of the bank term loans is less than $150 million, the mandatory prepayment provisions of the Credit Agreement will terminate.

(ii) The Corporation is permitted to prepay up to $100 million of 10 1/4% Senior Notes immediately and to employ its share of future excess cash flow for the same purpose. Such prepayment would be funded primarily from proceeds of the aforementioned Equity Offering.

(iii) The Corporation is allowed to enter into a revolving accounts receivable sale facility for financing up to $150 million. Under the provisions of the Third Amendment, if such facility matures before December 31, 2000, the first $60 million of proceeds will be retained by the Corporation for repayment of 10 1/4% Senior Notes or other corporate purposes, the next $40 million will be used to prepay bank term loans and any remaining proceeds will be retained by the Corporation for uses permitted by the Credit Agreement.

Other modifications to the Credit Agreement as a result of The Third Amendment are as follows: (i) The minimum liquidity amount under the mandatory prepayment provisions was increased to $150 million beginning with January 15, 1996 cash sweep test date. (ii) The Corporation is authorized to prepay its European project financing (approximately $25 million). (iii) The Corporation is permitted to issue up to $25 million of new unsecured industrial revenue bonds, the proceeds to be added to its available liquidity for cash sweep and general corporate purposes. (iv) CGC is allowed to repurchase from its public shareholders up to 10% of its total outstanding shares annually. (v) Certain other changes were made to investment and asset sale covenants to increase the Corporation's operating flexibility.

The Corporation's liquidity and capital resources were significantly strengthened by the Transactions and consummation of the Third Amendment. The Corporation believes that cash generated by operations and the estimated levels of liquidity available to it will be sufficient to satisfy its debt service requirements and other capital requirements for the foreseeable future. However, the Corporation is subject to significant business, economic and competitive uncertainties that are beyond its control and there can be no assurance that the Corporation's financial resources will be sufficient for it to satisfy its debt service obligations and other capital requirements under all circumstances or otherwise permit the Corporation to take advantage of any appropriate growth opportunity that may arise.


Working Capital

As of June 30, 1994, working capital (current assets less current liabilities) amounted to $324 million and the ratio of current assets to current liabilities was 1.82 to 1, versus December 31, 1993 when working capital amounted to $121 million and the ratio of current assets to current liabilities was 1.24 to 1.

In the first six months of 1994, cash and cash equivalents increased $31 million to $242 million, primarily due to cash generated from operations and the net impact of the Transactions. On August 11, 1994, the Corporation used $25 million of existing cash to prepay bank term loans in connection with the Third Amendment. The Corporation plans to utilize an additional portion of existing cash to prepay additional debt or for other uses in accordance with the Transactions and the Third Amendment described above.

Comparing June 30, 1994 balances with December 31, 1993, accounts receivable
(net) increased $35 million, or 13.3%, to $299 million, inventories increased $34 million, or 23.4%, to $179 million and accounts payable increased $30 million, or 28.8%, to $134 million. These increases primarily reflect the increased level of business.

Capital Expenditures

Capital expenditures amounted to $21 million in first six months of 1994, up $2 million from the first six months of 1993. As a result of the aforementioned refinancing plan, which generated approximately $92 million for capital expenditures, the Corporation augmented its capital spending program. As of June 31, 1994, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $58 million compared with $11 million as of December 31, 1993. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies, generally in businesses and markets related to the Corporation's current operations, and the Corporation believes that its available liquidity would be adequate to support any appropriate opportunity.


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

                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
USG Corporation:



We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1994, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 1994 and the condensed consolidated statement of cash flows for the six months ended June 30, 1994. These financial statements are the responsibility of the Company's management.

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



Chicago, Illinois
July 25, 1994

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


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. U.S. Gypsum is one of many defendants in three cases that have been certified as class actions and others that request such certification. One class action suit is brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C, E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. (Others were participants in a class action involving approximately 333 school districts in Michigan, which was recently settled. Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al, U.S.D.C. S.C.). A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the four above- described class actions. (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson Case"). The Anderson Case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. In July 1994, the court in the Anderson Case ruled that claims involving building owners outside South Carolina cannot be included in the suit. No other threshold issues, including whether the South Carolina courts have personal jurisdiction over the Corporation, have been decided. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

As of June 30, 1994, 48 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. In addition, approximately 41 property damage claims have been threatened against U.S. Gypsum.

In total, U.S. Gypsum has settled approximately 87 property damage cases involving claims of approximately 203 plaintiffs. Twenty-five cases have been tried to verdict, 16 of which were won by U.S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeals are pending in 5 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totalled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

In 1991, 13 new Property Damage Cases were filed against U.S. Gypsum, eleven were dismissed before trial, eight were settled, two were closed following trial or appeal, and 100 were pending at year-end; U.S. Gypsum expended $22.2 million for the defense and resolution of Property Damage Cases and received insurance payments of $13.8 million in 1991. During 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. In 1993, 5 new Property Damage Cases were filed against U.S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year end; U.S. Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 51,500 claimants pending as of June 30, 1994. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

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

On January 15, 1993, U.S. Gypsum and the other members of the Center were named as defendants in a class action filed in the U.S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The complaint generally defines the class of plaintiffs as all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit as of the date of the filing of the class action. Simultaneously with the filing of the class action, the parties filed a settlement agreement in which the named plaintiffs, proposed class counsel, and the defendants agreed to settle and compromise the claims of the proposed class. The settlement, if approved by the court, will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Class members will be given the opportunity to "opt out," or elect to be excluded from the settlement, although the defendants reserve the right to withdraw from the settlement if the number of opt outs is, in their sole judgment, excessive. In addition, in each year a limited number of claimants will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

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

During 1991, approximately 13,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 6,300 were settled or dismissed. U.S. Gypsum incurred expenses of $15.1 million in 1991 with respect to Personal Injury Cases of which $15.0 million was paid by insurance. During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. As of December 31, 1993, 1992, and 1991, approximately 59,000, 54,000 and 43,000 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost is likely to increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U.S. Gypsum had reached settlements on approximately 26,700 Personal Injury Cases pending on December 31, 1993 for amounts totalling approximately $32 million, to be expended over a three year period. Approximately 22,000 of such cases remained pending as of June 30, 1994. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1993 can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $100 million and $120 million (of which all but $2 million or $5 million, respectively, is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) an increase in the number of pending claims;
(ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; (iii) the committed but unconsummated settlements described above; and (iv) a small increase in U.S. Gypsum's historical settlement average.

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


Item 4.       Submission of Matters to a Vote of Security Holders

(a) In accordance with the Corporation's notice and proxy statement dated March 31, 1994, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 11, 1994.


                                                                                Votes       Abstentions
                                                                 Votes        Withheld      and Broker
                                                                  For        or Against      Non-Votes
          Election of Directors:


	             Keith A. Brown                                  35,889,476         58,814              -
              Eugene B. Connolly                              35,888,628         59,662              -
              James C. Cotting                                35,887,295         60,995              -
              Philip C. Jackson, Jr.                          35,887,679         60,611              -
              John B. Schwemm                                 35,887,418         60,872              -

          Ratification of Appointment of Arthur
              Andersen & Co. as Independent Auditors          35,843,903         36,409         67,978

Item 6.       Exhibits and Reports on Form 8-K


(a)     (10)    Third Amendment, dated as of August 11, 1994, to
                Amended and Restated Credit Agreement between USG
                Corporation and USG Interiors, Inc., as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company,
                Chemical Bank and Citibank, N.A., as Agents; and
                Citibank, N.A. as Administrative Agent.

        (15) Letter of Arthur Andersen & Co. regarding unaudited financial information.

(b) There were no reports on Form 8-K filed during the second quarter of 1994.

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



                                                  USG CORPORATION




                                        By     /s/  Dean H. Goossen
                                           Dean H. Goossen, Corporate Secretary,
                                              USG Corporation





August 12, 1994                         By     /s/  Raymond T. Belz
                                           Raymond T. Belz, Vice President and
                                              Controller, USG Corporation