Form 10-Q
period 1994-09-30
USG CORP
filed 1994-11-14
CIK 757011

FORM 10-Q
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549



(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1994

                                                   OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to

                                      Commission File Number  1-886



                                             USG CORPORATION
                         (Exact name of registrant as specified in its charter)



               Delaware                                    36-3329400
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)



 125 South Franklin Street, Chicago, Illinois              60606-4678
 (Address of principal executive offices)                  (Zip code)



Registrant's telephone number, including area code        (312) 606-4000



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

As of October 31, 1994, 45,082,950 shares of USG common stock were outstanding.

                                            TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:


            Consolidated Statement of Earnings:
                Three Months and Nine Months ended September 30, 1994, Three months ended September 30, 1993, May 7 through June 30, 1993 and January 1 through May 6, 1993


            Consolidated Balance Sheet:
                As of September 30, 1994 and December 31, 1993


            Consolidated Statement of Cash Flows:
                Nine Months Ended September 30, 1994, May 7 through September 30, 1993 and January 1 through May 6, 1993


            Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Report of Independent Public Accountants



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

                                                   USG CORPORATION
                                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Dollars in millions except per share data)
                                                     (Unaudited)


                                                    1994 (a)                      1993 (a)                 1993
                                           Three Months    Nine Months   Three Months       May 7        January 1
                                               ended          ended          ended         through         thru
                                           September 30   September 30   September 30      June 30         May 6



Net Sales                                  $       621    $     1,689    $       514    $       315    $       591

Cost of products sold                              468          1,293            409            252            482

Gross Profit                                       153            396            105             63            109

Selling and administrative expenses                 63            179             56             36             71
Amortization of excess
   reorganization value                             43            127             43             28              -

Operating Profit/(Loss)                             47             90              6             (1)            38

Interest expense                                    33            103             34             22             86
Interest income                                     (3)            (8)            (2)            (1)            (2)
Other expense/(income), net                         (1)             1             (4)            (2)             6
Reorganization items                                 -              -              -              -           (709)

Earnings/(Loss) Before Taxes on
   Income, Extraordinary Gain and
   Changes in Accounting Principles                 18             (6)           (22)           (20)           657

Taxes on income                                     24             51              3              1             17

Earnings/(Loss) Before Extraordinary
   Gain and Changes in Accounting
   Principles                                       (6)           (57)           (25)           (21)           640

Extraordinary gain, net of taxes                     -              -              -              -            944
Cumulative effect of changes in
   accounting principles, net                        -              -              -              -           (150)

Net Earnings/(Loss)                                 (6)           (57)           (25)           (21)         1,434

Average number of common shares (b)         45,065,991     42,691,615     37,157,482      37,157,458

Net Loss Per Common Share (b)              $     (0.13)   $     (1.34)   $     (0.66)   $     (0.57)

Dividends paid per common share (b)                  -              -              -              -



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

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                       CONSOLIDATED BALANCE SHEET
                                          (Dollars in millions)
                                               (Unaudited)


                                                                                As of          As of
                                                                            September 30,  December 31,
                                                                                1994           1993


Assets
Current Assets:
Cash and cash equivalents                                                  $        259   $        211
Receivables (net of reserves - 1994 $14; 1993 $13)                                  308            264
Inventories                                                                         175            145

   Total current assets                                                             742            620

Property, Plant and Equipment (net of reserves for
   depreciation and depletion - 1994 $75; 1993 $36)                                 753            754
Excess Reorganization Value (net of accumulated
   amortization - 1994 $240; 1993 $113)                                             606            735
Other Assets                                                                        165             54

   Total assets                                                                   2,266          2,163


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                           $        125   $        104
Accrued expenses                                                                    236            208
Notes payable                                                                        12              2
Long-term debt maturing within one year                                               8            165
Taxes on income                                                                      53             20

   Total current liabilities                                                        434            499

Long-Term Debt                                                                    1,202          1,309

Deferred Income Taxes                                                               181            180

Other Liabilities                                                                   416            309

Stockholders' Equity/(Deficit):
Preferred stock                                                                       -              -
Common stock                                                                          5              4
Capital received in excess of par value                                             221              -
Deferred currency translation                                                        (7)            (9)
Reinvested earnings/(deficit)                                                      (186)          (129)

   Total stockholders' equity/(deficit)                                              33           (134)

   Total liabilities and stockholders' equity                                     2,266          2,163


See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in millions)
                                               (Unaudited)

                                                              Nine Months       May 7        January 1
                                                                 ended         through        through
                                                             September 30,  September 30,     May 6,
                                                               1994 (a)       1993 (a)         1993



Cash Flows From Operating Activities:
Net earnings/(loss)                                         $        (57)  $        (46)  $       1,434

Adjustments to reconcile net earnings/(loss) to net cash:
   Amortization of excess reorganization value                       127             71              -
   Cumulative effect of accounting changes                             -              -            150
   Depreciation, depletion and other amortization                     52             29             22
   Interest expense on pay-in-kind debentures                          -              -             17
   Deferred income taxes                                               1              3            (13)
   Net gain/(loss) on asset dispositions                              (2)            (7)             4
(Increase)/decrease in working capital:
   Receivables                                                       (44)            23             18
   Inventories                                                       (30)             1             (8)
   Payables                                                           54              5              3
   Accrued expenses                                                   28             40             15
(Increase)/decrease in other assets                                  (10)             4            (12)
Increase in other liabilities                                          8              6              4
Changes due to reorganization items:
   Increase in reorganization items                                    -              -             65
   Net adjustments to fair value                                       -              -           (759)
   Gain on discharge of prepetition liabilities                        -              -           (944)
   Payment of liabilities net of collection of
       letter of credit                                                -              -             (7)
Other, net                                                            (2)            (3)            (3)

   Net cash flows (to)/from operating activities                     125            126            (14)

Cash Flows From Investing Activities:
Capital expenditures                                                 (37)           (16)           (12)
Net proceeds from asset dispositions                                   3              9              -

   Net cash flows to investing activities                            (34)            (7)           (12)

Cash Flows From Financing Activities:
Issuance of debt                                                     168             26              5
Repayment of debt                                                   (435)           (37)          (142)
Proceeds from public offering of common stock                        224              -              -
Decrease in restricted assets                                          -              -             32

   Net cash flows (to)/from financing activities                     (43)           (11)          (105)

Net Increase/(Decrease) in Cash and Cash Equivalents                  48            108           (131)

Cash and cash equivalents as of beginning of period                  211             49            180

Cash and cash equivalents as of end of period                        259            157             49


Supplemental Cash Flow Disclosures:
Interest paid                                                         84             34             58
Income taxes paid                                                     17              3              3


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

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                               Notes to Consolidated Financial Statements
                                               (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1994 and December 31, 1993; results of operations for the three months and nine months ended September 30, 1994, the three months ended September 30, 1993 and the periods of May 7 through June 30, 1993 and January 1 through May 6, 1993; and cash flows for the nine months ended September 30, 1994 and the periods of May 7 through September 30, 1993 and January 1 through May 6, 1993. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements are to be read in conjunction with the financial statements and notes included in the Corporation's 1993 Annual Report on Form 10-K dated March 14, 1994.


(2) On August 11, 1994, the Corporation's bank credit agreement (the "Credit Agreement") was amended for the third time since the Restructuring. In connection with this amendment (the "Third Amendment"), the Corporation made a $25 million prepayment of the mandatory prepayment due February 15, 1995. Major revisions to the Credit Agreement provided by the Third Amendment included (i) modification of the mandatory prepayment provisions to allow the Corporation to retain a greater portion of excess cash flow as calculated under these provisions, subject to certain conditions; (ii) authorization for the Corporation to immediately prepay up to $100 million of 10 1/4% senior notes due 2002 (the "10 1/4% Senior Notes"); and (iii) authorization for the Corporation to enter into a revolving accounts receivable sale facility for financing up to $150 million. Other modifications to the Credit Agreement as a result of The Third Amendment include (i) an increase of the minimum liquidity amount under the mandatory prepayment provisions to $150 million beginning with the January 15, 1996 cash sweep test date; (ii) authorization for the Corporation to prepay its European project financing (approximately $25 million); (iii) authorization for the Corporation to issue up to $25 million of new unsecured industrial revenue bonds, the proceeds to be added to its available liquidity for cash sweep and general corporate purposes; (iv) approval for CGC Inc., a 76%-owned subsidiary of the Corporation, ("CGC") to repurchase from its public shareholders up to 10% of its total outstanding shares annually; and (v) certain other changes to investment and asset sale covenants to increase the Corporation's operating flexibility.

        In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) a public offering 14,375,000 shares of common stock (the "Equity Offering"), of which 7,900,000 shares, yielding net proceeds to the Corporation of $224 million, were newly issued by the Corporation and 6,475,000 were sold by Water Street Corporate Recovery Fund I, L.P., a stockholder; (ii) the issuance of $150 million of 9 1/4% senior notes due 2001 to certain institutional investors (the "Note Placement") in exchange for $30 million aggregate principal amount of its outstanding 8% senior notes due 1996 (the "Senior 1996 Notes"), $35 million aggregate principal amount of its outstanding 8% senior notes due 1997 (the "Senior 1997 Notes") and $85 million in cash; and (iii) amendment of the Credit Agreement for the second time since the Restructuring. This amendment (the "Second Amendment" and, together with the Equity Offering and the Note Placement, the "Transactions") increased the size of the Corporation's revolving credit facility by $70 million and amended mandatory bank term loan prepayment provisions to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and repayment of its public debt.

        Utilizing the net proceeds of the Equity Offering and the Note Placement, excess cash as of December 31, 1993 (as calculated in accordance with the mandatory prepayment provisions of the Credit Agreement), cash generated from operations in 1994 and increased flexibility provided by the Second Amendment and the Third Amendment, the Corporation has made significant prepayments, redemptions or purchases of its public debt in 1994. In the first nine months of 1994, these activities included the prepayment, redemption or purchase of (i) $165 million of bank term loans in satisfaction of 1997, 1998 and a portion of 1999 scheduled payments; (ii) $32 million aggregate principal amount of Senior 1996 Notes; (iii) $24 million aggregate principal amount of Senior 1997 Notes; (iv) $75 million aggregate principal amount of its 8% senior notes due 1995; (v) $35 million of its 9% senior notes due 1998; (vi) $15 million aggregate principal amount of 10 1/4% Senior Notes; and (vii) $13 million aggregate principal amount of other debt issues. Further, the Corporation called another $85 million aggregate principal amount of 10 1/4% Senior Notes for redemption effective October 13, 1994. As of the date of this report, these debt prepayments, redemptions and purchases, net of the Note Placement, have reduced the Corporation's total debt by $359 million since December 31, 1993.


(3) On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "Restructuring") through the implementation of a "prepackaged" plan of reorganization (the "Prepackaged Plan"). In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of its remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May 7, 1993. In August 1993, the Corporation completed an exchange offer that converted $138 million of bank debt into 10 1/4% Senior Notes. See the Corporation's 1993 Annual Report on Form 10-K dated March 14, 1994 for more information on the Restructuring, implementation of fresh start accounting and exchange of senior notes for bank debt.

        Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. For year-to-year comparability of results, the following unaudited Pro Forma Consolidated Statement of Earnings for the nine months ended September 30, 1993 has been prepared giving effect to the consummation of the Prepackaged Plan including the costs related thereto, in accordance with SOP 90-7, as if the consummation had occurred on January 1, 1993. The adjustments set forth under the caption "Pro Forma Adjustments" reflect the assumed effects of the Restructuring and the adoption of fresh start accounting prescribed by SOP 90-7.

                                                 USG CORPORATION
                                  PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                                      Nine Months ended September 30, 1993
                                                   (unaudited)
                                              (Dollars in millions)
                                                      Total
                                                     Before             Pro Forma
                                                   Adjustments         Adjustments           Pro Forma


        Net sales                                $      1,420         $         -         $      1,420
        Cost of products sold                           1,143                   -                1,143
        Gross profit                                      277                   -                  277
        Selling and administrative expenses               163                   -                  163
        Amortization of excess
           reorganization value                            71                  57   (a)            128
        Operating profit/(loss)                            43                 (57)                 (14)
        Interest expense                                  142                 (42)  (b)            100
        Interest income                                    (5)                  -                   (5)
        Other expense, net                                  -                  (1)  (c)            (1)
        Reorganization items                             (709)                709   (d)              -
        Earnings/(loss) before taxes on
           income, extraordinary gain and
           changes in accounting principles               615                (723)                (108)
        Taxes on income                                    21                 (16)                   5
        Earnings/(loss) before
           extraordinary gain and changes
           in accounting principles                       594                (707)                (113)


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


(5) Income tax expense for the three months and nine months ended September 30, 1994 amounted to $24 million and $51 million, respectively. For the three months ended September 30, 1993 and the period of May 7 through June 30, 1993, income tax expense amounted to $3 million and $1 million, respectively. These expenses resulted primarily from (i) tax expense on foreign subsidiary earnings; (ii) the inability to benefit the amortization of excess reorganization value and the domestic net operating loss carryforwards ("NOL Carryforwards") and (iii) for the third quarter of 1993, a one-time charge to adjust deferred taxes for an increase in the statutory tax rate from 34.0% to 35.0%. For the period of January 1 through May 6, 1993, income tax expense was $17 million due to tax expense on foreign subsidiary earnings, the inability to benefit the NOL Carryforwards as an offset to deferred taxes and the non-taxable effect of fresh start accounting.

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


(6) As of September 30, 1994, 2,764,500 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 50 common shares were reserved for future grants.


(7) One of the Corporation's operating subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. This litigation has not had a material effect on the Corporation's liquidity or earnings. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action has so ruled (such rulings may be appealed). In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

        On November 1, 1994, the Corporation announced that it would record a pre-tax charge of $30 million in the fourth quarter of 1994 in connection with the settlement of two asbestos property damage class action cases. See "Note 10 - Subsequent Event" for more information concerning these settlements.

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


(8) USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. The outstanding balance of such debentures, which is carried on the holding company's books of account, totaled $32 million and $36 million as of September 30, 1994 and December 31, 1993, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):

                                                    1994 (a)                      1993 (a)                 1993
                                           Three Months    Nine Months   Three Months       May 7        January 1
                                               ended          ended          ended         through         thru
                                           September 30   September 30   September 30      June 30         May 6


   Net sales                               $       329    $       888    $       259    $       161    $       297
   Cost and expenses                               256            710            222            142            268
   Amortization of excess
      reorganization value                          15             46             15             10              -
   Operating profit                                 58            132             22              9             29
   Interest expense, net                             -              1              -              -              -
   Corporate charges                                20             65             23             13             52
   Reorganization items                              -              -              -              -           (295)
   Earnings/(loss) before taxes on income
      and change in accounting principle            38             66             (1)            (4)           272
   Income tax/(tax benefit)                         20             43              2              3             (7)
   Earnings/(loss) before change in
      accounting principle                          18             23             (3)            (7)           279
   Cumulative effect of change in
      accounting principle                           -              -              -              -             28
   Net earnings/loss                                18             23             (3)            (7)           307


                                                                                As of          As of
                                                                            September 30,  December 31,
        Summary Balance Sheet                                                   1994           1993


        Current assets                                                     $        321   $        190
        Property, plant and equipment, net                                          482            483
        Excess reorganization value, net                                            219            265
        Other assets                                                                106              3
        Total assets                                                              1,128            941

        Current liabilities                                                         191            124
        Other liabilities and obligations                                           246            149
        Stockholder's equity                                                        691            668
        Total liabilities and stockholder's equity                                1,128            941


        (a) Due to the Restructuring and implementation of fresh start accounting, financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date.  See Note (3) for more information on the Restructuring and implementation of fresh start accounting.

(9) As of September 30, 1994, $463 million aggregate principal amount of 10 1/4% Senior Notes were outstanding. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, Inc. ("USG Interiors"), USG Foreign Investments, Ltd., L&W Supply Corporation ("L&W Supply"), Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, the obligations of the Corporation under the Credit Agreement and the 10 1/4% Senior Notes. The Combined Guarantors are jointly and severally liable under the guarantees. Holders of the debt issued under the Credit Agreement (the "Bank Debt") have the right to: (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Debt and 10 1/4% Senior Notes pro rata based on the respective amounts owed thereon); and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Debt is retired regardless of whether any 10 1/4% Senior Notes remain outstanding. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of: (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law); and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

        Subsidiaries other than the Combined Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of Guarantors, primarily include CGC, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries managed by USG International, Ltd. ("USG International"). The long-term debt of the Combined Non-Guarantors of $25 million as of September 30, 1994 has restrictive covenants that restrict, among other things, the payment of dividends.

        The following condensed consolidating information presents:

        (i) Condensed financial statements as of September 30, 1994 and December 31, 1993 and for the three months and nine months ended September 30, 1994, the three months ended September 30, 1993 and for the periods of May 7 through June 30, 1993 and January 1 through May 6, 1993 of (a) the Corporation on a parent company only basis (the "Parent Company," which was the only entity of the Corporation included in the 1993 bankruptcy proceeding associated with the Restructuring), (b) the Combined Guarantors, (c) the Combined Non-Guarantors and (d) the Corporation on a consolidated basis. (Due to the Restructuring and implementation of fresh start accounting, the financial statements after May 6, 1993 for the restructured company are not comparable to financial statements prior to that date. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is not deemed material to investors and is omitted.)

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

                                                 USG CORPORATION
                                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
                                         Company      Guarantors     Guarantors    Eliminations   Consolidated


Three Months ended September 30, 1994
Net Sales                            $           -  $         545  $         105  $         (29) $         621

Gross Profit/(Loss)                             (2)           132             23              -            153

Operating Profit/(Loss)                        (14)            57              4              -             47

    Equity in net (earnings)/loss
       of the Subsidiaries                       -             (1)             -              1              -
    Interest expense, net                       28              1              1              -             30
    Corporate service charge                   (39)            39              -              -              -
    Other expense/(income), net                  1             (2)             -              -             (1)
Earnings/(Loss) Before Taxes on
    Income                                      (4)            20              3             (1)            18
    Taxes on income                              2             20              2              -             24
Net Earnings/(Loss)                             (6)             -              1             (1)            (6)



Nine Months ended September 30, 1994
Net Sales                            $           -  $       1,482  $         286  $         (79) $       1,689

Gross Profit/(Loss)                             (2)           337             61              -            396

Operating Profit/(Loss)                        (33)           119              4              -             90

    Equity in net loss of the
       Subsidiaries                             45              6              -            (51)             -
    Interest expense, net                       91              2              2              -             95
    Corporate service charge                  (120)           120              -              -              -
    Other expense/(income), net                  3             (2)             -              -              1
Earnings/(Loss) Before Taxes on
    Income                                     (52)            (7)             2             51             (6)
    Taxes on income                              5             38              8              -             51
Net Loss                                       (57)           (45)            (6)            51            (57)


                                                 USG CORPORATION
                                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
                                         Company      Guarantors     Guarantors    Eliminations   Consolidated


Three Months ended September 30, 1993
Net Sales                            $           -  $         445  $          90  $         (21) $         514

Gross Profit                                     -             87             18              -            105

Operating Profit/(Loss)                        (11)            17              -              -              6
    Equity in net loss of the
       Subsidiaries                             29              4              -            (33)             -
    Interest expense, net                       31              1              -              -             32
    Corporate service charge                   (41)            41              -              -              -
    Other expense/(income), net                  -             (6)             1              1             (4)
Loss Before Taxes on Income                    (30)           (23)            (1)            32            (22)
    Taxes on income/(income tax
       benefit)                                 (6)             6              3              -              3
Net Loss                                       (24)           (29)            (4)            32            (25)



May 7 through June 30, 1993
Net Sales                            $           -  $         279  $          57  $         (21) $         315

Gross Profit                                     -             51             12              -             63

Operating Profit/(Loss)                         (6)             6             (1)             -             (1)
    Equity in net loss of the
       Subsidiaries                             23              3              -            (26)             -
    Interest expense, net                       20              1              -              -             21
    Corporate service charge                   (27)            27              -              -              -
    Other expense/(income), net                 (1)            (4)             1              2             (2)
Loss Before Taxes on Income                    (21)           (21)            (2)            24            (20)
    Taxes on income/(income tax
       benefit)                                 (2)             2              1              -              1
Net Loss                                       (19)           (23)            (3)            24            (21)



January 1 through May 6, 1993
Net Sales                            $           -  $         501  $         113  $         (23) $         591

Gross Profit                                     1             84             24              -            109

Operating Profit/(Loss)                        (11)            39             10              -             38
    Equity in net earnings of the
       Subsidiaries                           (751)          (169)             -           (920)             -
    Interest expense, net                       80              3              1              -             84
    Corporate service charge                   (92)            92              -              -              -
    Other expense, net                           1              5              -              -              6
    Reorganization items                        53           (597)         (165)              -           (709)
Earnings Before Taxes on Income
    and Extraordinary Items                    698            705            174          (920)            657
    Taxes on income/(income tax
       benefit)                                 37            (24)             4              -             17
Earnings Before Extraordinary Items            661            729            170           (920)           640
    Extraordinary Gain, net of taxes           944              -              -              -            944
    Changes in accounting principles          (171)            22             (1)             -           (150)
Net Earnings                                 1,434            751            169          (920)          1,434

                                                 USG CORPORATION
                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
As of September 30, 1994                 Company      Guarantors     Guarantors    Eliminations   Consolidated


Cash and cash equivalents            $         228  $          (9) $          40  $           -  $         259
Receivables, net                                 1            290             55            (38)           308
Inventories                                      -            136             42             (3)           175
    Total current assets                       229            417            137            (41)           742
Property, Plant and Equipment, Net              21            617            115              -            753
Investment in Subsidiaries                   1,467            269              -         (1,736)             -
Excess Reorganization Value, Net                 -            481            125              -            606
Other Assets                                  (109)           263             13             (2)           165
    Total assets                             1,608          2,047            390         (1,779)         2,266

Accounts payable and accrued
    expenses                                   104            285             60            (35)           414
Notes payable and LTD maturing
    within one year                              -              3             17              -             20
    Total current liabilities                  104            288             77            (35)           434
Long-Term Debt                               1,143             34             25              -          1,202
Deferred Income Taxes                           17            148             16              -            181
Other Liabilities                              304            110              2              -            416

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,472            310         (1,782)           221
Deferred currency translation                    -              -             (7)             -             (7)
Reinvested earnings/(deficit)                 (186)            (6)           (39)            45           (186)
    Total stockholders' equity/
       (deficit)                                40          1,467            270         (1,744)            33
    Total liabilities and
       stockholders' equity                  1,608          2,047            390         (1,779)         2,266



As of December 31, 1993
Cash and cash equivalents            $         187  $          (8) $          32  $           -  $         211
Receivables, net                                 8            240             44            (28)           264
Inventories                                      -            114             34             (3)           145
    Total current assets                       195            346            110            (31)           620
Property, Plant and Equipment, Net              21            620            113              -            754
Investment in Subsidiaries                   1,511            277              -         (1,788)             -
Excess Reorganization Value, Net                 -            582            153              -            735
Other Assets                                   (35)            91              3             (5)            54
    Total assets                             1,692          1,916            379         (1,824)         2,163

Accounts payable and accrued
    expenses                                   100            207             52            (27)           332
Notes payable and LTD maturing
    within one year                            158              3              6              -            167
    Total current liabilities                  258            210             58            (27)           499
Long-Term Debt                               1,249             36             24              -          1,309
Deferred Income Taxes                           14            151             15              -            180
Other Liabilities                              296              8              5              -            309

Common stock                                     4              1              6             (7)             4
Capital received in excess
    of par value                                 -          1,472            310         (1,782)             -
Deferred currency translation                    -              -             (9)             -             (9)
Reinvested earnings/(deficit)                 (129)            38            (30)            (8)          (129)
    Total stockholders' equity/
       (deficit)                              (125)         1,511            277         (1,797)          (134)
    Total liabilities and
       stockholders' equity                  1,692          1,916            379         (1,824)         2,163

                                                 USG CORPORATION
                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
Nine Months ended September 30, 1994     Company      Guarantors     Guarantors    Eliminations   Consolidated

Net Cash Flows (To)/From
    Operating Activities             $        (109) $         214  $          20  $           -  $         125
    Capital expenditures                        (1)           (29)            (7)             -            (37)
    Net proceeds from asset
       dispositions                              -              3              -              -              3
Net Cash Flows To
    Investing Activities                        (1)           (26)            (7)             -            (34)
    Issuance of debt                            85              -             83              -            168
    Repayment of debt                         (359)            (1)           (75)             -           (435)
    Proceeds from stock offering               224              -              -              -            224
    Cash dividends (paid)/received               -             13            (13)             -              -
    Net cash transfers (to)/from
       Corporate                               201           (201)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                       151           (189)            (5)             -            (43)
Net Increase/(Decrease) in Cash
    & Cash Equivalents                          41             (1)             8              -             48
Cash & cash equivalents - beginning            187             (8)            32              -            211
Cash & cash equivalents - end                  228             (9)            40              -            259


May 7 through September 30, 1993
Net Cash Flows From
    Operating Activities             $           9  $         109  $           8  $           -  $         126
    Capital expenditures                         -            (12)            (4)             -            (16)
    Net proceeds from asset
       dispositions                              -              9              -              -              9
Net Cash Flows To
    Investing Activities                         -             (3)            (4)             -             (7)
    Issuance of debt                             -              -             26              -             26
    Repayment of debt                           (4)            (9)           (24)             -            (37)
    Cash dividends (paid)/received               -              3             (3)             -              -
    Net cash transfers (to)/from
       Corporate                               100           (100)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                        96           (106)            (1)             -            (11)
Net Increase in Cash & Cash
    Equivalents                                105             -               3              -            108
Cash & cash equivalents - beginning             24             (7)            32              -             49
Cash & cash equivalents - end                  129             (7)            35              -            157


January 1 through May 6, 1993
Net Cash Flows (To)/From
    Operating Activities             $         (90) $          76  $           -  $           -  $         (14)
    Capital expenditures                         -             (9)            (3)             -            (12)
    Net proceeds from asset
       dispositions                              -              -              -              -              -
Net Cash Flows To
    Investing Activities                         -             (9)            (3)             -            (12)
    Issuance of debt                             -              -              5              -              5
    Repayment of debt                            -           (140)            (2)             -           (142)
    Cash dividends (paid)/received               2              -             (2)             -              -
    Deposit of restricted cash                  44            (12)             -              -             32
    Net cash transfers (to)/from
       Corporate                                 9             (9)             -              -              -
Net Cash Flows (To)/From
    Financing Activities                        55           (161)             1              -           (105)
Net Decrease in Cash &
    Cash Equivalents                           (35)           (94)            (2)             -           (131)
Cash & cash equivalents - beginning             59             87             34              -            180
Cash & cash equivalents - end                   24             (7)            32              -             49

(10) Subsequent Event: On November 1, 1994, the Corporation announced that U.S. Gypsum had executed agreements to settle two asbestos property damage class actions: In re Asbestos School Litigation and Board of Education of the City of Detroit v. The Celotex Corp., et al. These two cases include most of the school districts in the country. In the fourth quarter of 1994, the Corporation will record a pre-tax charge of $30 million primarily to cover the cash portion of the settlements. Under the agreements, approximately one-half of the cash will be paid in 1994 with the remainder paid in 1995 and 1996. In connection with In re Asbestos School Litigation, U.S. Gypsum also will issue discount coupons to the school districts in the class for the purchase of U.S. Gypsum plaster products. The coupons will be redeemable over ten years, subject to annual "caps," and will have an aggregate face amount of $50 million. No current charge against earnings will be recorded for future coupon redemptions. Such redemptions will reduce margins but not create a loss when redeemed, and although the amount of redemptions can not be estimated, the impact on results of operations will be immaterial.


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

To facilitate a meaningful year-to-year comparison of the Corporation's operating performance, the following information is presented on a third quarter and nine months basis and includes comparisons of EBITDA (earnings before interest, taxes, depreciation, depletion and amortization, and, for 1993, reorganization items, extraordinary gain and the cumulative effect of changes in accounting principles). The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or as a measure of cash flows and overall liquidity.

Consolidated Results (dollars in millions):

                                                            Three Months ended       Nine Months ended
                                                               September 30            September 30
                                                             1994        1993        1994        1993


Net Sales                                                   $  621     $   514     $ 1,689     $ 1,420

Gross Profit                                                   153         105         396         277
   % of net sales                                             24.6%       20.4%       23.4%       19.5%
Selling and administrative expenses                             63          56         179         163
   % of net sales                                             10.1%       10.9%       10.6%       11.5%
Amortization of excess reorganization value                     43          43         127          71
Operating Profit                                                47           6          90          43

Calculation of EBITDA:
   Operating profit                                         $   47     $     6     $    90     $    43
   Amortization of excess reorganization value                  43          43         127          71
   Depreciation and depletion                                   15          14          41          42
   Other                                                         -           2           -           9
   EBITDA                                                      105          65         258         165
       % of net sales                                         16.9%       12.6%       15.3%       11.6%

Consolidated net sales for the third quarter and first nine months of 1994 were up $107 million, or 20.8%, and $269 million, or 18.9%, respectively, over the comparable 1993 periods. These increases reflect rising gypsum wallboard prices and record levels of shipments for gypsum wallboard, joint compound, ceiling tile and cement board.

Consolidated gross profit as a percentage of net sales increased to 24.6% and 23.4% in the third quarter and first nine months of 1994, respectively, from 20.4% and 19.5% in the prior year periods primarily due to the increased prices for gypsum wallboard.

Selling and administrative expenses for the third quarter of 1994 increased $7 million, or 12.5%, over the third quarter of 1993 and $16 million, or 9.8%, in the first nine months of 1994 over the comparable 1993 period. The higher levels of expenses in 1994 primarily reflect increased expenses related to compensation and benefits and product and marketing programs. As a percentage of net sales, however, these expenses improved to 10.1% for the third quarter of 1994 and 10.6% for the first nine months of 1994 from 10.9% and 11.5% in the respective 1993 periods as a result of the increase in 1994 net sales.

Amortization of excess reorganization value, which was established in accordance with fresh start accounting rules, amounted to $43 million and $127 million in the third quarter and first nine months of 1994, respectively. Because this non-cash amortization did not begin until May 7, 1993, operating profit for the third quarter and first nine months of 1994 is not comparable to the prior year periods.

EBITDA for the third quarter and first nine months of 1994 increased $40 million, or 61.5%, and $93 million, or 56.4%, respectively, over the 1993 periods. These increases reflect the improved gross margins.

Industry Segment/Core Business Results (dollars in millions):

                                      Three Months ended September 30   Nine Months ended September 30
                                         Net Sales         EBITDA          Net Sales         EBITDA
                                       1994    1993     1994    1993     1994    1993     1994    1993


North American Gypsum:
U.S. Gypsum                           $  329  $ 259    $  81   $  44    $ 888   $ 717    $ 200   $ 108
CGC (gypsum division)                     30     23        5       3       80      67       10       7
Other subsidiaries                        24     20        8       5       65      55       20      16
Eliminations                             (22)   (16)       -       -      (60)    (46)       -       -
Total Gypsum Products                    361    286       94      52      973     793      230     131

Building Products Distribution           180    143        6       3      485     387       12       5
Eliminations                             (55)   (42)      (1)      -     (150)   (117)      (2)      -
Total North American Gypsum              486    387       99      55    1,308   1,063      240     136

Worldwide Ceilings:
USG Interiors                            105     98       15      15      303     272       42      38
USG International                         54     49        2       1      147     140        4       5
CGC (interiors division)                   7      8        1       1       22      23        3       4
Eliminations                              (9)    (9)       -       -      (27)    (28)       -       -
Total Worldwide Ceilings                 157    146       18      17      445     407       49      47

Corporate                                  -      -      (13)     (7)       -       -      (31)    (18)
Eliminations                             (22)   (19)       1       -      (64)    (50)       -       -
Total USG Corporation                    621    514      105      65    1,689   1,420      258     165

North American Gypsum

Net sales for North American Gypsum for the third quarter and first nine months of 1994 increased $99 million, or 25.6%, and $245 million, or 23.0%, respectively, over the third quarter and first nine months of 1993. EBITDA for the third quarter and first nine months of 1994 increased $44 million, or 80.0%, and $104 million, or 76.5%, over the respective 1993 periods.

For U.S. Gypsum, continuing improvement in gypsum wallboard prices and record quarterly and nine month shipments of gypsum wallboard, joint compound and DUROCK cement board led to higher sales and profits. Net sales increased $70 million, or 27.0%, in the third quarter of 1994 over the third quarter of 1993 and EBITDA increased $37 million, or 84.1%. For the first nine months of 1994, net sales increased $171 million, or 23.8%, while EBITDA increased $92 million, or 85.2%, over the prior-year period. Gypsum wallboard shipments in the third quarter of 1994 reached a record 2.059 billion square feet, an increase of 7.5% over the third quarter of 1993. U.S. Gypsum's wallboard plants operated at 98% of capacity in the third quarter of 1994. The average gypsum wallboard selling price increased to $104.65 per thousand square feet in the third quarter of 1994, up $23.95, or 29.7%, from the third quarter of 1993 and up $6.26, or 6.4%, from the previous 1994 quarter. For the first nine months of 1994, record-setting gypsum wallboard shipments of 5.745 billion square feet were 6.2% above the comparable 1993 level. The average gypsum wallboard price of $97.76 per thousand square feet for the first nine months of 1994 was $19.89, or 25.5%, above the nine month 1993 average price. Higher purchase prices for waste paper contributed to increased gypsum wallboard unit manufacturing cost for 1994, up approximately 7% over the 1993 level.

Building Products Distribution (L&W Supply) net sales for the third quarter of 1994 increased $37 million, or 25.9%, over the third quarter of 1993. For the first nine months of 1994, record net sales of $485 million were $98 million, or 25.3%, above the comparable 1993 level. EBITDA for the third quarter of 1994 doubled to $6 million versus the 1993 quarter, and for the first nine months of 1994, increased $7 million, or 140.0%, over the comparable 1993 period. These increases reflect improved sales and gross profits for virtually all of L&W Supply's product lines.

CGC's gypsum division net sales and EBITDA for the third quarter of 1994 increased $7 million, or 30.4%, and $2 million, or 66.7%, respectively, over the third quarter of 1993. For the first nine months of 1994, net sales and EBITDA increased $13 million, or 19.4%, and $3 million, or 42.9%, respectively, above the comparable 1993 period. These favorable results primarily reflect increased gypsum wallboard volume and selling prices. Increased residential construction activity in eastern Canada and the exporting of gypsum wallboard to the United States accounted for the improved wallboard volume.


Worldwide Ceilings

Net sales for the third quarter and first nine months of 1994 for Worldwide Ceilings were up 11 million, or 7.5%, and $38 million, or 9.3%, respectively, over the third quarter and first nine months of 1993. EBITDA improved $1 million, or 5.9%, in the third quarter of 1994 over the year-earlier period while increasing $2 million, or 4.3%, in the first nine months of 1994 over the first nine months of 1993.

USG Interiors' record levels of ceiling tile shipments contributed to increased third quarter and nine month 1994 net sales of $7 million, or 7.1%, and $31 million, or 11.4%, respectively, when compared to the prior year periods. EBITDA for the third quarter of 1994 was unchanged from the third quarter of 1993 while increasing $4 million, or 10.5%, in the first nine months of 1994 over the corresponding 1993 period.

USG International's third quarter 1994 net sales increased $5 million, or 10.2%, while EBITDA increased to $2 million versus $1 million in the third quarter of 1993. For the first nine months of 1994, net sales were up $7 million, or 5.0%, over the first nine months of 1993, while EBITDA decreased $1 million, or 20.0%. The decline in 1994 EBITDA was primarily due to lower margins for non-ceilings product lines.


Other Consolidated Earnings Information

Interest expense amounted to $33 million in the third quarter of 1994, down $1 million from the third quarter of 1993. For the first nine months of 1994, interest expense was $103 million, decreasing $39 million from the first nine months of 1993 primarily as a result of the Restructuring and subsequent refinancing activities. Non-cash amortization of reorganization debt discount, which is included in interest expense, amounted to $2 million and $9 million for the third quarter and first nine months of 1994, respectively, compared to $3 million and $5 million for the prior-year periods.

Income tax expense amounted to $24 million and $51 million in the third quarter and first nine months of 1994, respectively, primarily due to the inability to benefit the amortization of excess reorganization value and the NOL Carryforwards. In the third quarter and first nine months of 1993, income tax expense amounted to $3 million and $21 million, respectively.

In connection with the Restructuring, a reorganization items gain of $709 million was recorded in 1993, reflecting second quarter fresh start accounting adjustments totaling $778 million, net of first quarter restructuring fees and expenses of $69 million. Also in the second quarter of 1993, a one-time after-tax extraordinary gain of $944 million was recorded primarily reflecting the gain on the exchange of subordinated debt for common stock.

A one-time after-tax charge of $150 million was recorded in the first quarter of 1993 representing the adoption of: (i) SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," - $180 million expense; and
(ii) SFAS No. 109, "Accounting for Income Taxes," - $30 million income. Neither of these standards impact cash flow.

Net losses of $6 million and $57 million were recorded in the third quarter and first nine months of 1994, respectively. However, the non-cash amortization of excess reorganization value and reorganization debt discount reduced net earnings by $45 million, or $1.01 per common share in the third quarter of 1994 and $136 million, or $3.19 per common share in the first nine months of 1994. See "Results of Operations - Consolidated Results" above for more information of amortization of excess reorganization value and its impact on earnings and the comparability of earnings to prior years.


Liquidity and Capital Resources

On August 11, 1994, the Third Amendment was made effective. On the effective date, the Corporation made a $25 million prepayment of the mandatory prepayment due February 15, 1995. Major revisions to the Credit Agreement provided by the Third Amendment included (i) modification of the mandatory prepayment provisions to allow the Corporation to retain a greater portion of excess cash flow as calculated under these provisions, subject to certain conditions; (ii) authorization for the Corporation to immediately prepay up to $100 million of 10 1/4% Senior Notes; and (iii) authorization for the Corporation to enter into a revolving accounts receivable sale facility for financing up to $150 million. Other modifications to the Credit Agreement as a result of The Third Amendment include (i) an increase of the minimum liquidity amount under the mandatory prepayment provisions to $150 million beginning with the January 15, 1996 cash sweep test date; (ii) authorization for the Corporation to prepay its European project financing (approximately $25 million); (iii) authorization for the Corporation to issue up to $25 million of new unsecured industrial revenue bonds, the proceeds to be added to its available liquidity for cash sweep and general corporate purposes; (iv) approval for CGC to repurchase from its public shareholders up to 10% of its total outstanding shares annually; and (v) certain other changes to investment and asset sale covenants to increase the Corporation's operating flexibility.

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

Utilizing the net proceeds of the Equity Offering and the Note Placement, excess cash as of December 31, 1993 (as calculated in accordance with the mandatory prepayment provisions of the Credit Agreement), cash generated from operations in 1994 and increased flexibility provided by the Second Amendment and the Third Amendment, the Corporation has made significant prepayments, redemptions or purchases of its public debt in 1994. As of the date of this report, these debt prepayments, redemptions and purchases, net of the Note Placement, have reduced the Corporation's total debt by $359 million since December 31, 1993. See Part I, Item 1. "Financial Statements: Notes to Consolidated Financial Statements - Note (2)" for additional information on these activities.

The Corporation significantly strengthened its liquidity and capital resources by the Transactions, and its flexibility by consummation of the Third Amendment. The Corporation believes that cash generated by operations and the estimated levels of liquidity available to it will be sufficient to satisfy its debt service requirements and other capital requirements for the foreseeable future.

Pursuant to the Third Amendment, the Corporation is in the process of implementing an accounts receivable sale financing which is expected to replace $100 million aggregate principal amount of 10 1/4% Senior Notes with a lower interest borrowing maturing in 7 to 10 years and to provide an additional $50 million of revolving debt, the proceeds of which would be used for general corporate purposes.


Working Capital

As of September 30, 1994, working capital (current assets less current liabilities) amounted to $308 million and the ratio of current assets to current liabilities was 1.71 to 1, versus December 31, 1993 when working capital amounted to $121 million and the ratio of current assets to current liabilities was 1.24 to 1. If the proposed accounts receivable financing described above is consummated, it will be reported as debt of the Corporation for accounting purposes and there will be no change in working capital as a result of this financing.

In the first nine months of 1994, cash and cash equivalents increased $48 million to $259 million primarily due to cash generated from operations partially offset by the net impact of the Transactions and debt payments. The Corporation may utilize an additional portion of existing cash to prepay additional debt or for other uses in accordance with the Transactions and the Third Amendment described above.

Comparing September 30, 1994 balances with December 31, 1993, accounts receivable (net) increased $44 million, or 16.7%, to $308 million, inventories increased $30 million, or 20.7%, to $175 million and accounts payable increased $21 million, or 20.2%, to $125 million. These increases primarily reflect the increased level of business.


Capital Expenditures

Capital expenditures amounted to $37 million in first nine months of 1994, up $9 million, or 32.1%, over the first nine months of 1993. As a result of the aforementioned Transactions, which generated approximately $92 million for capital expenditures, the Corporation augmented its capital spending program. As of September 30, 1994, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $57 million compared with $11 million as of December 31, 1993. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies, generally in businesses and markets related to the Corporation's current operations, and the Corporation believes that its available liquidity would be generally adequate to support appropriate opportunities.


Litigation

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. This litigation has not had a material effect on the Corporation's liquidity or earnings. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action has so ruled (such rulings may be appealed). In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

On November 1, 1994, the Corporation announced that it would record a pre-tax charge of $30 million in the fourth quarter of 1994 in connection with the settlement of two asbestos property damage class action cases. See Part I,
Item 1. "Financial Statements: Notes to Consolidated Financial Statements -
Note 10 - Subsequent Event" for more information concerning these settlements.

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

                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
USG Corporation:



We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1994, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1994 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1994. These financial statements are the responsibility of the Company's management.

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

                                           /s/ Arthur Andersen LLP

                                           ARTHUR ANDERSEN LLP



Chicago, Illinois
October 18, 1994

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

As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately $600 million of insurance remains potentially available. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U. S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

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

In October 1994, U.S. Gypsum executed agreements to settle two class action cases, subject to court approval following notice to the respective classes. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C, E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) In connection with the settlements, the Corporation will record a fourth quarter 1994 pre-tax charge of $30 million, primarily to cover the cash portion of the settlements. Approximately half of the cash payments will be paid in 1994 and the rest over the next two years. In addition, U.S. Gypsum will also issue discount coupons to the school districts in the nationwide class action for the purchase of plaster products. The coupons, which will be redeemable over ten years subject to annual "caps," will have an aggregate face amount of $50 million.

A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the other described class actions. (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson case")). The Anderson case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. In July 1994, the court in the Anderson case ruled that claims involving building owners outside South Carolina cannot be included in the suit. No other threshold issues, including whether the South Carolina courts have personal jurisdiction over the Corporation, have been decided. A case which has yet to be certified as a class action was filed in state court in Jasper County, Texas on August 8, 1994. (Kirbyville Independent School District v. U.S. Gypsum, et al., District Court of Jasper County, Texas (the "Kirbyville" case)). The case purports to be a class action on behalf of all public building owners and political subdivisions of the State of Texas, including all cities, counties and municipalities. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

As of September 30, 1994, 46 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. In addition, approximately 40 property damage claims have been threatened against U.S. Gypsum.

In total, U.S. Gypsum has settled approximately 87 Property Damage Cases, involving 203 plaintiffs, in addition to the two school class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeals are pending in 4 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totalled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

In 1991, 13 new Property Damage Cases were filed against U.S. Gypsum, eleven were dismissed before trial, eight were settled, two were closed following trial or appeal, and 100 were pending at year-end; U.S. Gypsum expended $22.2 million for the defense and resolution of Property Damage Cases and received insurance payments of $13.8 million in 1991. During 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. In 1993, 5 new Property Damage Cases were filed against U.S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year end;
U. S Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 52,000 claimants pending as of September 30, 1994. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") are supporting insurers (the "Supporting Insurers") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the Personal Injury Cases. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above, of which approximately $240 million remains unexhausted.

On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U. S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit as of the date of the filing of the class action. The settlement has been approved by the trial court, and if upheld on appeal will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Approximately 235,000 individuals "opted out," or elected to exclude themselves from the class, comprised of approximately 200,000 persons who may have been occupationally exposed to asbestos and 35,000 family members of such persons. In addition, in each year a limited number of claimants will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

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

U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost is likely to increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos Personal Injury Cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U.S. Gypsum had reached settlements on approximately 26,700 Personal Injury Cases pending on December 31, 1993 for amounts totalling approximately $32 million, to be expended over a three year period. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U.S. Gypsum as of September 30, 1994, can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $100 million and $120 million (of which all but $2 million or $5 million, respectively, is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) an increase in the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; (iii) the committed but unconsummated settlements described above; and (iv) a small increase in U.S. Gypsum's historical settlement average.

Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimates, based on assumptions supplied by the Center, U.S. Gypsum's maximum total exposure in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims and claims resolved as part of the class action settlement, as well as defense costs and other expenses, at approximately $262 million, of which approximately $250 million is expected to be paid by insurance. U.S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number and severity of such claims that are filed, which cannot presently be determined.


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

On January 7, 1991, the trial court in the Coverage Action ruled on the applicability of U.S. Gypsum's insurance policies to settlements and one adverse judgment in eight Property Damage Cases. The court ruled that the eight cases were generally covered, and imposed coverage obligations on particular policy years based upon the dates when the presence of asbestos-containing material was "first discovered" by the plaintiff in each case. The court awarded reimbursement of approximately $6.2 million spent by U.S. Gypsum to resolve the eight cases. U.S. Gypsum appealed the court's ruling with respect to the policy years available to cover particular claims, and the carriers appealed most other aspects of the court's ruling.

On November 4, 1994, the Illinois Appellate Court issued a ruling affirming the trial court's finding that the eight cases were covered, but expanding the years of coverage available by holding that all insurance policies in effect from the date of installation to the date of removal of asbestos-containing products are obligated to provide coverage (known as the "continuous trigger" of coverage). The defendant carriers may now seek rehearing from the Appellate Court and/or review by the Illinois Supreme Court, which is discretionary with the Court. If the Supreme Court accepts the appeal, the appeal will continue for a year or more. Once the appellate process has concluded, further proceedings will be necessary in the trial court with respect to the application of the appellate ruling to all Property Damage Cases other than the eight cases involved in the earlier trial, as well as resolution of certain other issues.

The Appellate Court's ruling, if applied to the Property Damage Cases generally, will allow U.S. Gypsum to access all of its available insurance coverage for Property Damage Cases, subject to reduction for amounts that are spent on Personal Injury Cases. Under the ruling, all Property Damage Cases would be covered by insurance unless or until such insurance becomes exhausted. U.S. Gypsum is evaluating the impact of the ruling on past property damage expenditures and, if the ruling is applied to such expenditures, U.S. Gypsum should be able to recover a substantial portion, subject to the allocation of costs to insolvent carriers, excess carriers with no defense cost obligations, and carriers that have previously settled. The Company is not yet able to estimate the amount of its past property damage expenditures that it could recover or when such recoveries would occur.

Eight carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers have agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the next four years. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. It is anticipated that one of these settling carriers will begin reimbursing U.S. Gypsum for a portion of its property damage settlements and judgments by the end of 1994. It can not presently be determined when the policies of the other two settled carriers will be reached. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1993, carriers providing a total of approximately $90 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $250 million of coverage that was unexhausted as of December 31, 1993 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action. U.S. Gypsum will continue to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

Insolvency proceedings have been instituted against four of U. S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975 to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980 to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983 to July 31, 1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963 to April 15, 1971. It is possible that U.S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies. In addition, portions of various policies issued by Lloyd's and other London market companies between 1966 and 1979 have also become insolvent; under the Wellington Agreement, U.S. Gypsum must pay these amounts, which total approximately $12 million.

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



Item 6.       Exhibits and Reports on Form 8-K


(a)     (15)    Letter of Arthur Andersen LLP regarding unaudited financial information.

(b) There were no reports on Form 8-K filed during the third quarter of 1994.

                                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       USG CORPORATION



                                       By  / S / Dean H. Goossen

                                           Dean H. Goossen, Corporate Secretary,
                                           USG Corporation


November 14, 1994                      By / s / Raymond T. Belz

                                           Raymond T. Belz, Vice President and
                                           Controller, USG Corporation