Form 10-K405
period 1994-12-31
USG CORP
filed 1995-03-08
CIK 757011

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________
                                   FORM 10-K
                               _________________

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For fiscal year ended December 31, 1994

                              OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from _____________ to _____________.

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

         Common Stock, $0.10 par value    New York Stock Exchange
                                          Midwest Stock Exchange

         Preferred Share Purchase Rights  New York Stock Exchange
                                          Midwest Stock Exchange

         7.875% Sinking Fund              New York Stock Exchange
            Debentures, due 2004

         Warrants                         New York Stock Exchange
                                          Midwest Stock Exchange


          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None


                               (Title of Class)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
   As of January 31, 1995, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange ("NYSE") closing prices) was approximately $742,555,000.
   As of January 31, 1995, 45,086,248 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Applicable to:                                   Document:

PART IV
Item 14. Exhibits, Financial Statement       A list of exhibits incorporated
           Schedules and Reports on          by reference is contained in
           Form 8-K                          this report.



                               TABLE OF CONTENTS


PART I
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceeding
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 8.  Financial Statements and Supplementary Data:
         Restructured Company
         Predecessor Company
         Selected Quarterly Financial Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV
Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

Signatures

                            INDEX OF DEFINED TERMS



Anderson Case
Bank Term Loans
Cash Sweep
Center
CGC
Combined Guarantors
Combined Non-Guarantors
Common Stock
Corporation
Coverage Action
Credit Agreement
EBITDA
Equity Offering
FIFO
Georgine
Interpretation 39
L&W Supply
LIFO
Master Trust
NOL Carryforwards
Note Placement
NYSE
Parent Company
Personal Injury Cases
Predecessor Company
Prepackaged Plan
Property Damage Cases
Receivables Facility
Restructured Company
Restructuring
Revolving Credit Facility
Rights
Rights Agreement
SEC
Senior 1996 Notes
Senior 1997 Notes
Senior 2001 Notes
Senior 2002 Notes
SFAS
SOP 90-7
Subsidiary Guarantees
Supporting Insurers
Third Amendment
Transactions
U.S. Gypsum
USG
USG Funding
USG Interiors
USG International
Warrants
Water Street
Wellington Agreement
YPSA

                                    PART I

Item 1.
   BUSINESS

(a)   General Development of Business

   United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (together with its subsidiaries, called "USG" or the "Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

   On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "Restructuring") through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law (the "Prepackaged Plan"). The debt impacted by the Restructuring was incurred primarily as a result of a plan of recapitalization which was implemented in 1988. Subsequent to that recapitalization, the Corporation was adversely affected by a cyclical downturn in its construction-based markets which resulted in the Corporation's inability to achieve projected operating results and service certain debt obligations in a timely manner. In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of its remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Post-bankruptcy accounting rules require that financial results of the Corporation occurring before the Restructuring (the "Predecessor Company") be reported separately from subsequent results of the Corporation (the "Restructured Company"). As such, the Corporation's financial statements effective May 7, 1993, are presented under "Restructured Company" in Part II, Item 8. "Financial Statements and Supplementary Data," while financial statements for periods prior to that date are presented under "Predecessor Company." See Part II,
Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for additional information on the Restructuring and implementation of fresh start accounting.

   In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) a public offering of 14,375,000 shares of common stock (the "Equity Offering"), of which 7,900,000 shares, yielding net proceeds to the Corporation of $224 million, were newly issued by the Corporation and 6,475,000 were sold by Water Street Corporate Recovery Fund I, L.P., the Corporation's largest stockholder ("Water Street"); (ii) the issuance of $150 million of 9 1/4% senior notes due 2001 (the "Senior 2001 Notes") to certain institutional investors (the "Note Placement") in exchange for $30 million aggregate principal amount of its outstanding 8% senior notes due 1996 (the "Senior 1996 Notes"), $35 million aggregate principal amount of its outstanding 8% senior notes due 1997 (the "Senior 1997 Notes") and $85 million in cash; and (iii) amendment of the Corporation's bank credit agreement (the "Credit Agreement"). (Collectively, the Equity Offering, the Note Placement and the amendment to the Credit Agreement are referred to as the "Transactions.") In addition to the Transactions, other refinancing activities were implemented in 1994 which resulted in the prepayment of debt, reduction of interest expense and increased operating flexibility. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Accounts Receivable Facility and Indebtedness" notes for more information on the Transactions and other 1994 refinancing activities.

   On December 30, 1994, USG Interiors, Inc. ("USG Interiors") sold its domestic access floor systems business (including a manufacturing plant in Red Lion, Pennsylvania) to Tate Access Floor Incorporated. The Corporation received $12 million in net proceeds for this sale and no gain or loss on the sale was recorded. In 1994, this business had net sales of $30 million and an operating loss of $0.4 million.


(b)   Financial Information About Industry Segments

   The Corporation operates in two core businesses: North American Gypsum (which includes the Gypsum Products industry segment in the United States, Canada and Mexico and the Building Products Distribution industry segment in the United States) and Worldwide Ceilings (which includes interior systems operations worldwide). See "(c) Narrative Description of Business" below and
Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Industry and Geographic Segments" notes for both the Restructured Company and the Predecessor Company for financial information and other related disclosures about the Corporation's industry and geographic segments.


(c)   Narrative Description of Business

   Through its subsidiaries, USG is a leading manufacturer of building materials which produces a wide range of products for use in residential and non-residential construction, repair and remodeling, as well as products used in certain industrial processes. USG's operations are organized into two core businesses: North American Gypsum and Worldwide Ceilings.


North American Gypsum

Business

   The North American Gypsum core business, which manufactures and markets gypsum products in the United States, Canada and Mexico, includes U.S. Gypsum and L&W Supply Corporation ("L&W Supply") in the United States, the gypsum business of the Corporation's 76%-owned subsidiary, CGC Inc. ("CGC"), in Canada and Yeso Panamericano S.A. de C.V. ("YPSA") in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 1994. L&W Supply is the country's largest distributor of wallboard and related products and in 1994 distributed approximately 9% of all gypsum wallboard in the United States (including approximately 22% of U.S. Gypsum's wallboard production).


Products

   North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and mobile home construction. These products provide aesthetic as well as sound dampening and fire retarding value. The majority of these products are sold under the "SHEETROCK" brand name. Also sold under the "SHEETROCK" brand name is a line of joint compounds used for finishing wallboard joints. The "DUROCK" line of cement board and accessories is produced to provide fire-resistant and water damage resistant assemblies for both interior and exterior construction. The Corporation also produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like "SHEETROCK" brand wallboard, these products provide aesthetic and sound dampening and fire retarding value. Plaster products are sold under the trade names of "RED TOP," "IMPERIAL" and "DIAMOND." The Corporation also produces gypsum-based products sold to agricultural and industrial customers for use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.


Manufacturing

   Gypsum and related products are produced by the Corporation at 41 plants located throughout the United States, eastern Canada and in central Mexico. In 1994, the Corporation implemented an incremental wallboard capacity expansion at nine strategically located plants in the United States. By the end of 1995, this program is expected to increase U.S. Gypsum's wallboard capacity by approximately 600 million square feet. Further, the Corporation increased its capital spending program to maintain and enhance its control of manufacturing costs.

   Gypsum rock is mined or quarried at 14 company-owned locations in the United States and Canada. In 1994, these facilities provided approximately 95% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock instead of or in addition to gypsum rock from company mines and quarries. Such purchases accounted for approximately 5% of gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 232 million tons, of which approximately 70% are located in the United States and 30% in Canada. Additional reserves of approximately 153 million tons exist on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 9.7 million tons.

   USG owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high quality paper that is tailored to the specific needs of USG's wallboard production processes.

   USG maintains a research and development facility in Libertyville, Illinois which conducts fire, structural and acoustical testing and product and process development. Research and development activities involve technology related to gypsum, cellulosic fiber and cement as the primary raw materials on which panel products and systems, such as gypsum board, cement board and ceiling tile, are based. Related technologies are those pertaining to joint compounds and textures for wallboard finishing, specialty plaster products for both construction and industrial applications, coatings and latex polymers.


Marketing and Distribution

   Distribution is carried out through L&W Supply, home improvement centers and other retailers, building material dealers, contractors and distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1994, about 49% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 35% of volume demand was generated by residential and non-residential repair and remodel activity, 9% of volume demand was generated by new non-residential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

   L&W Supply was founded in 1971 by U.S. Gypsum and currently has 139 distribution centers in 34 states. It is a service-oriented organization that stocks a variety of construction materials and delivers less than truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 49% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and ceiling grid and products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 80% of its facilities from third parties. Usually, initial leases are from three to five years with a five-year renewal option.


Competition

   The Corporation competes in North America as the largest of 18 producers of gypsum wallboard products and, in 1994, accounted for approximately one-third of total gypsum wallboard sales in the United States. Shipments of gypsum wallboard in the United States totaled 7.7 billion square feet in 1994, the highest in the Corporation's history, compared with total domestic industry shipments of 23.7 billion square feet which was also a record level.
Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, Domtar, Inc., The Celotex Corporation, which has operated under Chapter 11 of the Bankruptcy Code since 1990 and several smaller, regional competitors. Major competitors in eastern Canada include Domtar, Inc. and Westroc Industries Ltd. In Mexico, the Corporation's major competitor is Panel Rey.

   L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with approximately 70 locations in the southern, central and western United States. There are several regional competitors, such as Gypsum Drywall Management Association in the southern United States and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers, acoustical tile distributors and manufacturers.


Worldwide Ceilings

Business

   USG's Worldwide Ceilings core business, which manufactures and markets interiors systems products worldwide, includes USG Interiors, the international interiors systems businesses managed as USG International ("USG International") and the interiors systems business of CGC. USG Interiors is a leading supplier of interior ceiling and wall products used primarily in commercial applications. In 1994, USG Interiors was the largest producer of ceiling grid and the second largest producer of ceiling tile in the United States, accounting for over one-half and approximately one-third of total domestic sales of such products, respectively.


Products

   Worldwide Ceilings manufactures and markets ceiling grid and ceiling tile, wall systems, mineral wool insulation and soundproofing products and, in Europe and the Pacific, access floor systems. The Corporation's United States access floor systems business was sold in 1994. USG's integrated line of ceiling products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the "ACOUSTONE" and "AURATONE" brands of ceiling tile and the "DX," "FINELINE," "CENTRICITEE" and "DONN" brands of ceiling grid.

   USG's wall systems provide the versatility of an open floor plan with the privacy of floor-to-ceiling partitions which are compatible with leading office equipment and furniture systems. Wall systems are designed to be installed quickly and reconfigured easily. In addition, USG manufactures a line of access floor systems in Europe and the Pacific that permit easy access to wires and cables for repairs, modifications, and upgrading of electrical and communication networks as well as convenient movement of furniture and equipment.


Manufacturing

   Worldwide Ceilings products are manufactured at 21 plants located in North America, Europe, New Zealand and Malaysia, including 5 ceiling tile plants and 9 ceiling grid plants. The remaining plants produce other interior products and raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings products include mineral fiber, steel, aluminum extrusions and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected. In 1995, the Corporation plans to initiate a major expansion of its ceiling tile manufacturing capacity to meet increasing worldwide demand. This expansion is expected to be completed in 1996.

   USG Interiors maintains its own research and development facility in Avon, Ohio, which provides product design, engineering and testing services in addition to manufacturing development, primarily in metal forming, with tool and machine design and construction services. Additional research and development is carried out at the Corporation's research and development center in Libertyville, Illinois and at its "Solutions Center"SM in Chicago.


Marketing and Distribution

   Worldwide Ceilings products are sold primarily in markets related to the new construction and renovation of commercial buildings as well as the retail market for small commercial contractors. Marketing and distribution to large commercial users is conducted through a network of distributors and installation contractors as well as through L&W Supply. In recent years, Worldwide Ceilings has increased its emphasis on the retail market.


Competition

   The Corporation estimates that it accounts for approximately one-third of sales of acoustical ceiling tile to the U.S. market. Principal global competitors include Armstrong World Industries, Inc. (the largest manufacturer), OWA Faserplattenwerk GmbH (Odenwald) and The Celotex Corporation. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. USG's most significant competitor is Chicago Metallic Corporation, which participates in the U.S. and European markets. Other competitors in ceiling grid include W.A.V.E. (a joint venture of Armstrong World Industries, Inc. and Worthington Industries/National Rolling Mills).


Other Information

   The Corporation's plants are substantial users of thermal energy. Five major fuel types are used in a mix consisting of 78% natural gas, 10% electricity, 6% oil, 4% coke and 2% purchased hot air. With few exceptions, plants which use natural gas are equipped with fuel stand-by systems, principally oil. Primary fuel supplies have been adequate and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Commitments and Contingencies" note for more information on energy price swap agreements.

   None of the industry segments has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 4% of the Corporation's 1994 or 1993 consolidated net sales. Because orders are filled upon receipt, none of the industry segments has any significant backlog.

   Loss of one or more of the patents or licenses held by the Corporation would not have a major impact on the Corporation's business or its ability to continue operations. No material part of any of the Corporation's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

   All of the Corporation's products regularly require improvement to remain competitive. The Corporation also develops and produces comprehensive systems employing several of its products. In order to maintain its high standards and remain a leader in the building materials industry, the Corporation has performed extensive research and development activities and makes the necessary capital expenditures to maintain production facilities in sufficient operating condition.

   One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury.
Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an intermediate appellate court in U.S. Gypsum's Coverage Action have so ruled (such ruling may be appealed). In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Litigation" note for more information on legal proceedings.


(d)   Financial Information About Foreign and Domestic Operations and
      Export Sales

   See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Industry and Geographic Segments" notes for both the Restructured and Predecessor Companies.


Item 2.     PROPERTIES

   The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe, New Zealand and Malaysia. Many of these facilities are operating at or near full capacity. All facilities and equipment are in good operating condition and, in management's judgment, sufficient expenditures have been made annually to maintain them. The locations of the production properties of the Corporation's subsidiaries, grouped by industry segment, are as follows (plants are owned unless otherwise indicated):


North American Gypsum

Gypsum Board and Other Gypsum Products

  United States                                          Canada
  Baltimore, MD               Norfolk, VA                Hagersville, Ontario
  Boston (Charlestown), MA    Oakfield, NY               Montreal, Quebec
  Detroit (River Rouge), MI   Plaster City, CA           St. Jerome, Quebec
  East Chicago, IN            Plasterco (Saltville), VA    (currently idle)
  Empire, NV                  Santa Fe Springs, CA       Mexico
  Fort Dodge, IA              Shoals, IN                 Puebla, Puebla
  Fremont, CA                 Sigurd, UT
  Galena Park, TX             Southard, OK
  Gypsum, OH                  Sperry, IA
  Jacksonville, FL            Stony Point, NY
  New Orleans, LA             Sweetwater, TX


Joint Compound

   Surface preparation and joint treatment products are produced in plants located at Chamblee, GA; Dallas, TX; East Chicago, IN; Fort Dodge, IA; Gypsum, OH; Jacksonville, FL; Port Reading, NJ (leased); Sigurd, UT; Tacoma, WA (leased); Torrance, CA; Hagersville, Ontario, Canada; Montreal, Quebec, Canada; Puebla, Mexico; and Port Klang, Malaysia (leased).


Gypsum Rock

   Gypsum rock is mined or quarried at Alabaster (Tawas City), MI; Empire, NV; Fort Dodge, IA; Oakfield, NY; Plaster City, CA; Plasterco (Saltville), VA; Shoals, IN; Sigurd, UT; Southard, OK; Sperry, IA; Sweetwater, TX; Hagersville, Ontario, Canada; Little Narrows, Nova Scotia, Canada; and Windsor, Nova Scotia, Canada.


Paper

   Paper for gypsum board is manufactured at Clark, NJ; Galena Park, TX; Gypsum, OH; Jacksonville, FL; North Kansas City, MO; Oakfield, NY; and South Gate, CA.


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


Other Products

   A mica-processing plant is located at Spruce Pine, NC; perlite ore is produced at Grants, NM. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Various other products are manufactured at La Mirada, CA (adhesives); and New Orleans, LA (lime products).


Worldwide Ceilings

Ceiling Tile

   Acoustical ceiling tile and panels are manufactured at Cloquet, MN; Greenville, MS; Walworth, WI; San Juan Ixhautepec, Mexico; and Aubange, Belgium.


Ceiling Grid

   Ceiling grid products are manufactured at Cartersville, GA; Stockton, CA; Westlake, OH; Auckland, New Zealand (leased); Dreux, France; Oakville, Ontario, Canada; Peterlee, England (leased); Port Klang, Malaysia (leased); and Viersen, Germany. A coil coater and slitter plant used in the production of ceiling grid is also located in Westlake, OH.


Other Products

   Access floor systems products are manufactured at Dreux, France; Peterlee, England (leased); and Port Klang, Malaysia (leased). Mineral wool products are manufactured at Birmingham, AL; Red Wing, MN; Tacoma, WA; Wabash, IN; Walworth, WI; and Weston, Ontario, Canada. Wall system products are manufactured at Medina, OH (leased). Drywall metal products are manufactured at Prestice, Czech Republic (leased).


Item 3. LEGAL PROCEEDINGS

   See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Litigation" note for information on legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1994.


                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

(a) See Item 8. "Financial Statements and Supplementary Data - Selected Quarterly Financial Data" for information with respect to the principal market on which the Corporation's Common Stock is traded and the range of high and low closing market prices.

(b) As of January 31, 1995, there were 6,072 stockholders of record of the Corporation's Common Stock.

(c) There have been no dividends declared since the third quarter of 1988. The Credit Agreement and certain other debt instruments prohibit or restrict the payment of cash dividends.

Item 6.     SELECTED FINANCIAL DATA

                                USG CORPORATION
               COMPARATIVE FIVE-YEAR SUMMARY (a) (b) (unaudited)
                 (Dollars in millions, except per share data)

                                  Year      May 7  January 1
                                  ended    through through
                                Dec. 31,  Dec. 31,  May 6, Years ended December 31
                                 1994       1993     1993   1992    1991    1990

Earnings Statement Data:
   Net sales                    $2,290    $1,325   $ 591   $1,777  $1,712   $1,915
   Gross profit                    517       263     109      317     327      416
   Selling and administrative
     expenses                      244       149      71      218     194      203
   Amortization of excess
    reorganization value           169       113       -        -       -        -
   Operating profit                104         1      38       99     133      195
   Interest expense                149        92      86      334     333      292
   Interest income                 (10)       (4)     (2)     (12)    (11)      (8)
   Other (income)/expense, net       3        (8)      6        1       5        5
   Reorganization items              -         -    (709)       -       -        -
   Earnings/(loss) from
     continuing operations before
     extraordinary gain/(loss)
     and changes in accounting
     principles                    (92)     (108)    640     (191)   (141)     (54)
   Extraordinary gain/(loss),
     net of taxes                    -       (21)    944        -       -        -
   Cumulative effect of
     accounting changes              -         -    (150)       -       -        -
   Net earnings/(loss)             (92)     (129)  1,434     (191)   (161)     (90)
   Net loss per common share (c) (2.14)    (3.46)

Balance Sheet Data (as of the end
  of the period):
   Working capital/(deficit)       189       121     217   (2,608) (2,372)  (2,198)
   Current ratio                  1.42      1.24    1.74      .21     .21      .24
   Property, plant and
     equipment, net                755       754     767      800     819      825
   Total assets                  2,124     2,163   2,194    1,659   1,626    1,675
   Total debt (d)                1,149     1,531   1,556    2,711   2,660    2,600
   Total stockholders'
     equity/(deficit)               (8)     (134)      4   (1,880) (1,680)  (1,518)

Other Information:
   EBITDA                          325       155      63      159     194      280
   Capital expenditures             64        29      12       49      49       64
   Gross margin %                 22.6      19.8    18.4     17.8    19.1     21.7
   EBITDA margin %                14.2      11.7    10.7      8.9    11.3     14.6
   Market value per common
     share (c)                  19 1/2    29 1/4
   Average number of employees  12,300    11,900  11,750   11,850  11,800   12,700


(a) Results reflect DAP Inc. (sold in 1991) as discontinued operations.

(b) Due to the Restructuring and implementation of fresh start accounting, the financial statements effective
    May 7, 1993 for the restructured company are not comparable to financial statements prior to that date.
    See Item 8 "Financial Statements & Supplementary Data - Predecessor Company - Notes to Financial
    Statements - Financial Restructuring" note for more information on the Restructuring and implementation of fresh start accounting.

(c) Per-share information for periods prior to May 7, 1993 is omitted because, due to the Restructuring and implementation of fresh start accounting, it is not meaningful.  Market value per common share amounts shown are the closing stock price on December 31 of the applicable year.

(d) Total debt is shown at principal amounts for all periods presented.  The carrying amounts of total debt
    (net of unamortized reorganization discount) as reflected on the Corporation's balance sheets as of
    December 31, 1994, December 31, 1993 and May 6, 1993 are $1,122 million, $1,476 million and $1,461 million, respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Results of Operations

   Due to the May 6, 1993 Restructuring and implementation of fresh start accounting, the Corporation's financial statements effective May 7, 1993 are not comparable to financial statements for periods prior to that date. See
Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for information on the Restructuring and implementation of fresh start accounting.

   To facilitate a meaningful comparison of the Corporation's operating performance, the following information includes comparisons of "EBITDA" (earnings before interest, taxes, depreciation, depletion, amortization, and for 1993, reorganization items, extraordinary items and changes in accounting principles). The Corporation believes EBITDA is helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. In addition, EBITDA facilitates the monitoring of covenants related to certain long-term debt and other agreements entered into in conjunction with the Restructuring. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity. Post-bankruptcy accounting rules require separate reporting of financial results for the Restructured Company and the Predecessor Company. However, the following information presents 1993 on an annual basis to facilitate a meaningful year-to-year comparison.


Consolidated Results (dollars in millions)

                                                       Years ended December 31
                                                       1994     1993     1992

Net Sales                                            $2,290   $1,916   $1,777

Gross Profit                                            517      372      317
   % of net sales                                      22.6%    19.4%    17.8%
Selling and administrative expenses                     244      220      218
   % of net sales                                      10.7%    11.5%    12.3%
Amortization of excess reorganization value             169      113        -
Operating Profit                                        104       39       99

Calculation of EBITDA:
   Operating profit                                   $ 104    $  39    $  99
   Amortization of excess reorganization value          169      113        -
   Depreciation and depletion                            53       54       58
   Other                                                 (1)      12        2
   EBITDA                                               325      218      159
      % of net sales                                   14.2%    11.4%     8.9%

   In 1994, improved results in nearly all of the Corporation's businesses led to increased net sales for the third consecutive year, up $374 million, or 19.5%, over 1993. In 1993, net sales increased $139 million, or 7.8%, over the 1992 level. EBITDA for 1994 increased $107 million, or 49.1%, over the 1993 level, which was up $59 million, or 37.1%, over 1992. Continued improvement in gypsum wallboard prices and record shipments of gypsum wallboard, joint compound, ceiling tile and cement board accounted for these results. These trends reflect continued strength in building materials markets despite rising interest rates in 1994. Based on preliminary information issued by the Bureau of Census, housing starts in the United States amounted to 1.455 million units in 1994, up 13% over the 1993 level of
1.288 million units. The 1993 level of housing starts was 7% above the 1992 amount of 1.200 million units. New non-residential construction also improved, the second consecutive year of such growth, and demand from repair and remodel expenditures continued to grow.

   In the fourth quarter of 1994, U.S. Gypsum recorded a $30 million pre-tax charge to cost of products sold ($17 million after-tax) primarily to cover the cash portion of two asbestos litigation settlements. Approximately two-thirds of this amount was paid in 1994 with the remainder payable in 1995 and 1996. See Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Litigation" note for information on these settlements. Despite this charge, gross profit as a percentage of net sales increased to 22.6% in 1994 from 19.4% in 1993 and 17.8% in 1992 reflecting increased gypsum wallboard prices.

   Selling and administrative expenses in 1994 increased $24 million, or 10.9%, over the prior year largely due to increased expenses related to compensation and benefits and product and marketing programs. As a percent of net sales, however, these expenses improved to 10.7% in 1994 compared to 11.5% in 1993 and 12.3% in 1992.

   The Corporation began amortizing its excess reorganization value, which was established in connection with the Restructuring, on May 7, 1993. This non-cash amortization, which will continue through April 1998, amounted to $169 million and $113 million in 1994 and 1993, respectively, with no counterpart in 1992. Consequently, operating profit is not comparable for any of the three years shown in the table above.


Core Business/Industry Segment Results (dollar in millions)

                                                   Years ended December 31
                                         Net Sales                          EBITDA
                                1994       1993       1992        1994       1993      1992

North American Gypsum:
    U.S. Gypsum                $1,209     $  970    $  871      $   248    $  148     $  101
    CGC (gypsum division)         110         91        92           15         9          3
    Other subsidiaries             90         77        77           28        23         21
    Eliminations                  (84)       (63)      (66)           -         -          -
    Total Gypsum Products       1,325      1,075       974          291       180        125
    Building Products
       Distribution               659        528       464           15         7          5
    Eliminations                 (204)      (160)     (142)          (2)        -          -
    Total North American
       Gypsum                   1,780      1,443     1,296          304       187        130

Worldwide Ceilings:
    USG Interiors                 400        360       354           53        48         47
    USG International             202        185       189            6         4          5
    CGC (interiors division)       29         30        33            3         4          5
    Eliminations                  (37)       (35)      (35)           -         -          -
    Total Worldwide Ceilings      594        540       541           62        56         57

Corporate                           -          -         -          (41)      (25)       (28)
Eliminations                      (84)       (67)      (60)           -         -          -
Total USG Corporation           2,290      1,916     1,777          325       218        159

North American Gypsum

     Net sales and EBITDA for North American Gypsum continued to increase in 1994. Net sales increased $337 million, or 23.4%, over the 1993 level, which was up $147 million, or 11.3%, above 1992. EBITDA increased $117 million, or 62.6%, in 1994 compared with 1993 after increasing $57 million, or 43.8%, from 1992 to 1993. EBITDA for 1994 includes the impact of the aforementioned $30 million charge associated with asbestos litigation settlements.

   For U.S. Gypsum, continuing improvement in gypsum wallboard prices and record shipments of gypsum wallboard, joint compound and DUROCK cement board led to improved sales and profits. In 1994, net sales and EBITDA increased $239 million, or 24.6%, and $100 million, or 67.6%, over the respective 1993 amounts. Comparing 1993 to 1992, net sales and EBITDA increased $99 million, or 11.4%, and $47 million, or 46.5%, respectively. Gypsum wallboard prices continued to rise from the 14-year low experienced in the first quarter of 1992. For 1994, the average price of wallboard rose 26.6% above 1993, after increasing 10.5% in 1993 from the 1992 average. U.S. Gypsum's average gypsum wallboard prices per thousand square feet by quarter for 1992 through 1994 were as follows:

                                                 1994     1993     1992

      First Quarter                             $ 89.53  $ 74.97  $ 67.77
      Second Quarter                              98.39    77.71    72.20
      Third Quarter                              104.65    80.70    73.03
      Fourth Quarter                             106.92    82.46    73.35

      Total Year                                 100.08    79.07    71.58

   Shipments of gypsum wallboard in 1994 topped 7.7 billion square feet, the highest level in the Corporation's history, and up 5% over the previous record of 7.3 billion square feet in 1993. U.S. Gypsum's wallboard manufacturing plants operated at 97% of capacity in 1994 compared with 94% in 1993.

   In 1994, higher costs for purchased waste paper contributed to increased unit manufacturing cost for gypsum wallboard. U.S. Gypsum's unit manufacturing cost for wallboard in 1994 increased 7% over the 1993 level. Unit manufacturing cost rose 3% in 1993 from the 1992 level primarily due to higher levels of maintenance expenditures and energy cost.

   L&W Supply (which comprises the Corporation's Building Products Distribution segment) reported its highest annual sales ever, up $131 million, or 24.8%, from 1993. EBITDA for 1994 increased $8 million, or 114.3%, from the prior year amount. Comparing 1993 to 1992, net sales and EBITDA increased $64 million, or 13.8%, and $2 million, or 40.0%, respectively. These improvements reflect higher gypsum wallboard selling prices and increased volume, as well as increased sales of other building materials product lines.

   CGC's gypsum division experienced improved volume for gypsum wallboard, particularly in shipments to the United States, and increased prices for wallboard, primarily due to increased wallboard demand in North America as a whole. Net sales in 1994 increased $19 million, or 20.9%, over the prior year, while EBITDA increased $6 million, or 66.7%, in the same period. As a result of the strengthened U.S. dollar compared with the Canadian dollar, net sales for 1993 decreased slightly from the 1992 level. EBITDA, however, tripled from 1992 to $9 million in 1993 due to higher selling prices for wallboard. Wallboard prices in Canada were positively impacted in 1993 by the Canadian government's ruling that dumping of U.S.-made wallboard had occurred and the resulting imposition of duties on gypsum wallboard imported into Canada from the United States at prices below certain levels. This ruling will be in effect until January 1998.


Worldwide Ceilings

   Net sales and EBITDA for Worldwide Ceilings in 1994 increased $54 million, or 10.0%, and $6 million, or 10.7%, respectively, over 1993. These improvements are in contrast to 1992 to 1993 results, when net sales and EBITDA each decreased $1 million.

   USG Interiors experienced record shipments and higher prices for ceiling tile in 1994, primarily due to recovering non-residential construction markets, increased sales to retail markets and increased exports. Sales of ceiling suspension grid also improved in 1994. Compared to the prior year, 1994 net sales and EBITDA increased $40 million, or 11.1%, and $5 million, or 10.4%, respectively. Net sales and EBITDA for 1993 increased $6 million, or 1.7%, and $1 million, or 2.1%, respectively, above 1992. These results reflect increased sales to retail markets, which offset a low level of non-residential construction in 1993.

   USG International's results reflect improved sales in all regions as well as continued cost improvements in European operations. In 1994, net sales and EBITDA increased $17 million, or 9.2%, and $2 million, or 50.0%, over the respective 1993 amounts. Comparing 1993 to 1992, net sales and EBITDA decreased $4 million, or 2.1%, and $1 million, or 20.0%, respectively. The 1993 results reflect the combined impact of a European recession and a strengthened U.S. dollar compared with European currencies.


Other Earnings Information

   Interest expense continues to decline as a result of the Restructuring and subsequent debt repayment and refinancing activities. Interest expense amounted to $149 million in 1994, down $29 million, or 16.3%, from $178 million recorded in 1993. In 1994, interest expense includes a fourth quarter non-cash pre-tax charge of $16 million for the write-off of reorganization debt discount primarily in conjunction with the Corporation's plan to accelerate the payment of bank term loans issued under the Credit Agreement ("Bank Term Loans") and $12 million of additional amortization of reorganization debt discount. In 1993, interest expense includes $8 million of amortization of reorganization debt discount and $46 million of interest expense that was forgiven or converted to equity as a result of the Restructuring. Interest expense decreased $156 million in 1993 from the 1992 amount of $334 million due to the Restructuring.

   The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. In 1994, income tax expense amounted to $54 million compared with $46 million in 1993. The Corporation's effective tax rate for 1994 was negative 142.1%; however, excluding amortization of excess reorganization value, the Corporation's effective tax rate was 41.2%. An income tax benefit of $33 million was recorded in 1992. See Part II, Item 8. "Financial Statements and Supplementary Data - Notes to Financial Statements - Taxes on Income and Deferred Income Taxes" notes for both the Restructured and Predecessor Companies for additional information on income taxes.

   A reorganization items gain of $709 million was recorded in the period of January 1 through May 6, 1993, reflecting fresh start accounting adjustments totaling $778 million, net of restructuring fees and expenses of $69 million. In the same period, a one-time after-tax extraordinary gain of $944 million was recorded, primarily reflecting the gain on the exchange of subordinated debt for common stock in connection with the Restructuring. See Part II, Item
8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Reorganization Items and Extraordinary Gain" notes
for additional information on these Restructuring-related items.   In the
period of May 7 through December 31, 1993, the Corporation recorded an after-tax extraordinary loss of $21 million reflecting the write-off of reorganization discount associated with debt issues which were prepaid, redeemed or purchased in 1994 with a portion of the proceeds from the Equity Offering and the Note Placement. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements
- - Indebtedness" note for additional information on the Equity Offering and Note Placement.

   A one-time after-tax net charge of $150 million was recorded in the first quarter of 1993 representing the cumulative impact of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." See Part II, Item 8. "Financial Statements and Supplementary Data - Predecessor Company - Notes to Financial Statements - Taxes on Income and Deferred Income Taxes and Postretirement Benefits" notes for information related to these accounting changes.

   A net loss of $92 million was recorded in 1994. However, this loss included the: (i) non-cash amortization of excess reorganization value of $169 million; (ii) non-cash amortization of reorganization debt discount of $12 million; (iii) non-cash after-tax write-off of reorganization debt discount amounting to $9 million primarily associated with the Bank Term Loans; and
(iv) after-tax charge of $17 million associated with asbestos litigation settlements. Together, these items reduced net earnings by $207 million, or $4.81 per common share. A net loss of $129 million was recorded in the period of May 7 through December 31, 1993 after amortization of excess reorganization value of $113 million, amortization of reorganization debt discount of $8 million, and the after-tax extraordinary loss of $21 million. Net earnings of $1,434 million were recorded in the period of January 1 through May 6, 1993, reflecting the reorganization items gain of $709 million and the after-tax extraordinary gain of $944 million. A net loss of $191 million was recorded in 1992 primarily due to high levels of interest expense.


Liquidity and Capital Resources

   On May 6, 1993, the Corporation completed the Restructuring through implementation of the Prepackaged Plan. In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of its remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting. See Part II, Item 8. "Financial Statements and Supplementary Data
- - Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for information on the Restructuring and implementation of fresh start accounting. On August 10, 1993, the Corporation issued an additional $138 million of its 10 1/4% senior notes due 2002 ("Senior 2002 Notes") in exchange for Bank Term Loans and other debt then outstanding under the Credit Agreement in order to improve the Corporation's financial flexibility by replacing near-term maturities of the Bank Term Loans with the longer term notes. In connection with this exchange, the cash sweep provisions of the Credit Agreement (the "Cash Sweep") were modified, allowing the Corporation to apply cash otherwise subject to the Cash Sweep through 1996 to repayment or purchase of senior debt. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Indebtedness" note for additional information on this transaction.

   The Corporation completed several refinancing activities in 1994 to further reduce debt and interest expense and improve operating flexibility. In the first quarter, the Corporation completed the Transactions which included the Equity Offering, yielding net proceeds to the Corporation of $224 million; the Note Placement, through which $150 million of newly issued Senior 2001 Notes were exchanged for $30 million of Senior 1996 Notes, $35 million of Senior 1997 Notes and $85 million in cash; and the second amendment to the Credit Agreement, which increased the size of the Corporation's revolving credit facility by $70 million (solely for the purchase or repayment of Senior 1996 Notes and Senior 1997 Notes) and further amended the Cash Sweep provisions to allow the Corporation to retain additional free cash flow for capital expenditures and repayment of its debt. In the third quarter, the Credit Agreement was amended for the third time since the Restructuring. In connection with this amendment (the "Third Amendment"), the Corporation made a $25 million prepayment of the Cash Sweep due February 15, 1995. Major revisions to the Credit Agreement provided by the Third Amendment included further modification of the Cash Sweep provisions, authorization for the Corporation to immediately prepay certain debt, authorization for the Corporation to enter into a revolving accounts receivable sale facility and certain other changes to increase the Corporation's operating flexibility.

   Finally, in the fourth quarter of 1994, the Corporation entered into an accounts receivable facility (the "Receivables Facility") in which USG Funding Corporation ("USG Funding"), a special purpose subsidiary of the Corporation, will purchase trade receivables (excluding intercompany receivables owed by L&W Supply) of U.S. Gypsum and USG Interiors as generated. The purchased receivables will be held in a master trust (the "Master Trust") for the benefit of certificate holders in such trust. Under a supplement to the Master Trust, certificates representing an ownership interest in the Master Trust of up to $100 million were issued to Citicorp Securities, Inc. The interest rate on the debt issued under the Receivables Facility is fixed at approximately 8.9% (including facility costs) through a long-term interest rate swap. Under a pending amendment to the Receivables Facility, debt issued under such facility will have a final maturity in 2004 and the Corporation will have the option to expand the facility up to $130 million. Debt issued under the facility may be prepaid at any time. Pursuant to the applicable reserve and eligibility requirements, the maximum amount of debt issuable under the Receivables Facility as of December 31, 1994 (including $80 million outstanding at such date) was $103 million. Under the relevant agreements and related documentation, USG Funding is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to distribution of any value to its shareholder. As of December 31, 1994, the outstanding balance of receivables sold to USG Funding and held under the Master Trust was $151 million and debt outstanding under the Receivables Facility was $80 million. The proceeds of this debt issuance were used to make open market purchases of $80 million of Senior 2002 Notes, generating interest savings of approximately $1 million annually. Receivables and debt outstanding in connection with the Receivables Facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Notes to Financial Statements - Accounts Receivable Facility and Indebtedness" notes for more information on the Transactions and other 1994 refinancing activities.

   Utilizing the net proceeds of the Transactions, the Cash Sweep as of December 31, 1993, cash generated from operations in 1994 and increased flexibility provided by other refinancing activities implemented in 1994, the Corporation reduced the aggregate principal amount of its total debt by $382 million in 1994. As of December 31, 1994, the Cash Sweep amounted to $132 million, of which 50%, or $66 million, was required to be used to pay Bank Term Loans while the remaining 50% was retained by the Corporation for general corporate purposes. The portion of the Cash Sweep required to be used to pay Bank Term Loans included a $25 million prepayment in the third quarter of 1994 and a $41 million payment in January 1995. In February 1995, the Corporation made a further payment of $50 million to reduce Bank Term Loans outstanding. Since the May 6, 1993 Restructuring, the Corporation has reduced the aggregate principal amount of its debt by approximately $500 million. The portion of the Cash Sweep retained by the Corporation may be used to reduce other selected debt issues as appropriate. See Part II, Item 8. "Financial Statements and Supplementary Data - Restructured Company - Indebtedness" note for more information on 1994 debt reduction.

   The Corporation significantly strengthened its liquidity and capital resources through the Restructuring, the Transactions and other refinancing activities. In the absence of significant unanticipated cash demands, the Corporation believes that cash generated by operations and the estimated levels of liquidity available to it will be sufficient to satisfy its ongoing debt service and other capital requirements.


Working Capital

   As of December 31, 1994, working capital (current assets less current liabilities) amounted to $189 million and the ratio of current assets to current liabilities was 1.42 to 1, versus December 31, 1993 when working capital amounted to $121 million and the ratio of current assets to current liabilities was 1.24 to 1. Cash and cash equivalents decreased $14 million to $197 million in 1994 primarily due to the net impact of the Transactions, debt repayments and capital expenditures, largely offset by cash generated from operations.

   Comparing December 31, 1994 balances with December 31, 1993, receivables
(net) increased $10 million, or 3.8%, to $274 million (including $151 million of receivables held in the Master Trust), inventories increased $28 million, or 19.3%, to $173 million, and accounts payable increased $18 million, or 17.3%, to $122 million. These increases primarily reflect the increased level of business. From year-end 1993, accrued expenses increased $45 million, or 21.6%, to $253 million as of December 31, 1994, primarily due to increased levels of accrued compensation and benefits and the aforementioned charge related to asbestos litigation.


Capital Expenditures

   The Corporation augmented its capital spending program as a result of the Transactions. In 1994, capital expenditures amounted to $64 million, up from $41 million in 1993 ($29 million in the period of May 7 through December 31, 1993 and $12 million in the period of January 1 through May 6, 1993). As of December 31, 1994, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $61 million compared with $11 million as of December 31, 1993. The Corporation expects that capital expenditures will exceed $100 million in 1995. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to the Corporation's current operations, and the Corporation believes that its available liquidity would be generally adequate to support appropriate opportunities.


Litigation

   One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury.Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an intermediate appellate court in U.S. Gypsum's Coverage Action have so ruled (such ruling may be appealed).
In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Restructured Company: (a)

   Consolidated Statement of Earnings - year ended December 31, 1994 and the period of May 7 through December 31, 1993
   Consolidated Balance Sheet - as of December 31, 1994 and 1993
   Consolidated Statement of Cash Flows - year ended December 31, 1994 and the period of May 7 through December 31, 1993
   Notes to Financial Statements
   Report of Independent Public Accountants
   Schedule II, Valuation and Qualifying Accounts
   Supplemental Note on Financial Information for United States Gypsum Company Report of Independent Public Accountants with Respect to Supplemental Note and Financial Statement Schedule


Predecessor Company: (a)

   Consolidated Statement of Earnings - the period of January 1 through May 6,
      1993 and the year ended December 31, 1992
   Consolidated Balance Sheet - as of May 6, 1993
   Consolidated Statement of Cash Flows - the period of January 1 through May
      6, 1993 and the year ended December 31, 1992
   Notes to Financial Statements
   Report of Independent Public Accountants
   Schedule II, Valuation and Qualifying Accounts
   Supplemental Note on Financial Information for United States Gypsum Company Report of Independent Public Accountants with Respect to Supplemental Note and Financial Statement Schedule


Selected Quarterly Financial Data


(a) Post-bankruptcy accounting rules require separate reporting of financial results for the Restructured company and the Predecessor company. As such, the Corporation's financial statements effective May 7, 1993 are presented under "Restructured Company" while financial statements for periods prior to that date are presented under "Predecessor Company." Due to the Restructuring and implementation of fresh start accounting, financial statements for the Restructured Company are not comparable to those for the Predecessor Company. See "Predecessor Company - Notes to Financial Statements - Financial Restructuring" note for information on the Restructuring and implementation of fresh start accounting.

All other schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

                                USG CORPORATION
                            (Restructured Company)
                      CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in millions except per share data)

                                                         Year         May 7
                                                         ended       through
                                                     December 31, December 31,
                                                         1994         1993

Net Sales                                             $  2,290     $  1,325
Cost of products sold                                    1,773        1,062

Gross Profit                                               517          263
Selling and administrative expenses                        244          149
Amortization of excess reorganization value                169          113

Operating Profit                                           104            1

Interest expense                                           149           92
Interest income                                            (10)          (4)
Other (income)/expense, net                                  3           (8)

Loss Before Taxes on Income and Extraordinary Loss         (38)         (79)

Taxes on income                                             54           29

Loss Before Extraordinary Loss                             (92)        (108)

Extraordinary loss, net of taxes                             -          (21)

Net Loss                                                   (92)        (129)

Loss Per Common Share:
   Before extraordinary loss                          $  (2.14)    $  (2.90)
   Extraordinary loss                                        -        (0.56)

Net Loss Per Common Share                                (2.14)       (3.46)



The notes to financial statements are an integral part of this statement.

                                      USG CORPORATION
                                  (Restructured Company)
                                CONSOLIDATED BALANCE SHEET
                                   (Dollars in millions)

                                                                    As of December 31
                                                                  1994           1993
Assets
Current Assets:
Cash and cash equivalents (primarily time deposits)           $     197      $      211
Receivables (net of reserves of $14 and $13)                        274             264
Inventories                                                         173             145
    Total current assets                                            644             620
Property, Plant and Equipment, Net                                  755             754
Excess Reorganization Value (net of accumulated
   amortization of $282 and $113)                                   561             735
Other Assets                                                        164              54
    Total assets                                                  2,124           2,163

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                              $     122      $      104
Accrued expenses                                                    253             208
Notes payable                                                         1               2
Long-term debt maturing within one year                              44             165
Taxes on income                                                      35              20
    Total current liabilities                                       455             499
Long-Term Debt                                                    1,077           1,309
Deferred Income Taxes                                               179             180
Other Liabilities                                                   421             309
Stockholders' Equity/(Deficit):
Preferred stock -$1 par value; authorized 36,000,000 shares;
       $1.80 convertible preferred stock (initial series);
       outstanding - none                                             -               -
Common stock -$0.10 par value; authorized 200,000,000 shares;
       outstanding 45,083,211 and 37,158,085 shares (after
       deducting 33,988 and 27,876 shares held in treasury)           5               4
Capital received in excess of par value                             221               -
Deferred currency translation                                       (13)             (9)
Reinvested earnings/(deficit)                                      (221)           (129)
    Total stockholders' equity/(deficit)                             (8)           (134)
    Total liabilities and stockholders' equity                    2,124           2,163



The notes to financial statements are an integral part of this statement.

                                      USG CORPORATION
                                  (Restructured Company)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Dollars in millions)

                                                                  Year            May 7
                                                                  ended          through
                                                              December 31,    December 31,
                                                                  1994            1993

Cash Flows from Operating Activities:
Net loss                                                      $     (92)     $     (129)

Adjustments to reconcile net loss to net cash:
    Amortization of excess reorganization value                     169             113
    Extraordinary loss                                                -              21
    Depreciation, depletion and amortization                         84              44
    Deferred income taxes                                            (1)             22
    Net gain on asset dispositions                                   (2)             (9)
(Increase)/decrease in working capital:
    Receivables                                                     (10)             51
    Inventories                                                     (28)              4
    Payables                                                         33              14
    Accrued expenses                                                 45              37
(Increase)/decrease in other assets                                  (9)              7
Increase in other liabilities                                        12              12
Other, net                                                           (3)             (4)
    Net cash flows from operating activities                        198             183

Cash Flows from Investing Activities:
Capital expenditures                                                (64)            (29)
Net proceeds from asset dispositions                                 16              29
    Net cash flows to investing activities                          (48)              -

Cash Flows from Financing Activities:
Issuance of debt                                                    262              36
Repayment of debt                                                  (650)            (57)
Proceeds from public offering of common stock                       224               -
   Net cash flows to financing activities                          (164)            (21)

Net Increase/(Decrease) in Cash and Cash Equivalents                (14)            162
Cash and cash equivalents as of beginning of period                 211              49
Cash and cash equivalents as of end of period                       197             211

Supplemental Cash Flow Disclosures:
Interest paid                                                  $    115     $        73
Income taxes paid                                                    38               5


The notes to financial statements are an integral part of this statement.

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


Financial Restructuring

   On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "Restructuring") through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law (the "Prepackaged Plan"). In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of its remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May 7, 1993.

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

                                         USG CORPORATION
                     PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  Year ended December 31, 1993
                                           (unaudited)
                                      (Dollars in millions)

                                               Total
                                              Before         Pro Forma
                                            Adjustments     Adjustments       Pro Forma

        Net sales                           $  1,916        $      -        $  1,916
        Cost of products sold                  1,544               -           1,544
        Gross profit                             372               -             372
        Selling and administrative expense       220               -             220
        Amortization of excess reorganization
            value                                113              57    (a)      170
        Operating profit/(loss)                   39             (57)            (18)
        Interest expense                         178             (42)   (b)      136
        Interest income                           (6)              -              (6)
        Other (income)/expense, net               (2)             (1)   (c)       (3)
        Reorganization items                    (709)            709    (d)        -
        Earnings/(loss) before taxes on
            income, extraordinary gain
            and changes in accounting
            principles                           578            (723)           (145)
        Taxes on income                           46             (16)             30
        Earnings/(loss) before extraordinary
            gain and changes in accounting
            principles                           532            (707)           (175)


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

Accounts Receivable Facility

   In the fourth quarter of 1994, the Corporation entered into an accounts receivable facility (the "Receivables Facility") in which USG Funding, a special purpose subsidiary of the Corporation, formed under Delaware law, entered into agreements with U.S. Gypsum and USG Interiors. These agreements provide that USG Funding will purchase trade receivables (excluding intercompany receivables owed by L&W Supply) of U.S. Gypsum and USG Interiors as generated, in a transaction designed to be a "true sale" under applicable law. USG Funding is a party to a Master Trust arrangement (the "Master Trust") under which the purchased receivables are then transferred to Chemical Bank as Trustee to be held for the benefit of certificate holders in such trust. A residual interest in the Master Trust is owned by USG Funding through subordinated certificates. Under a supplement to the Master Trust, certificates representing an ownership interest in the Master Trust of up to $100 million were issued to Citicorp Securities, Inc. The interest rate on the debt issued under the Receivables Facility is fixed at approximately 8.9% (including facility costs) through a long-term interest rate swap. Under a pending amendment to the Receivables Facility, debt issued under such facility will have a final maturity in 2004 and the Corporation will have the option to expand such facility up to $130 million. Debt issued under the Receivables Facility may be prepaid at any time. Pursuant to the applicable reserve and eligibility requirements, the maximum amount of debt issuable under the Receivables Facility as of December 31, 1994 (including the $80 million outstanding at such date) was $103 million. Under the foregoing agreements and related documentation, USG Funding is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to distribution of any value to its shareholder.

   As of December 31, 1994, the outstanding balance of receivables sold to USG Funding and held under the Master Trust was $151 million and debt outstanding under the Receivables Facility was $80 million. Receivables and debt outstanding in connection with the Receivables Facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


Extraordinary Loss

   In December 1993, the Corporation recorded an extraordinary loss of $21 million, net of related income tax benefit of $11 million, reflecting the write-off of the reorganization discount associated with debt issues prepaid, redeemed or purchased in 1994 in connection with the Equity Offering and Note Placement. See "Indebtedness" and "Stockholders' Equity" notes for more information on the Equity Offering and Note Placement.


Research and Development

    Research and development expenditures are charged to earnings as incurred and amounted to $17 million in the year ended December 31, 1994 and $10 million in the period of May 7 through December 31, 1993.

Taxes on Income and Deferred Income Taxes

    Earnings/(loss) before taxes on income and extraordinary loss consisted of the following (dollars in millions):

                                                           Year          May 7
                                                           ended        through
                                                       December 31,  December 31,
                                                           1994          1993

          U.S.                                           $    (42)    $     (72)
          Foreign                                               4            (7)
          Total                                               (38)          (79)

    Taxes on income consisted of the following (dollars in millions):

                                                         Year          May 7
                                                         ended        through
                                                     December 31,  December 31,
                                                         1994          1993

           Current:
               U.S. Federal                          $      39      $     12
               Foreign                                      12             5
               State                                        10             1
                                                            61            18
           Deferred:
               U.S. Federal                                 (7)           11
               Foreign                                       -             -
               State                                         -             -
                                                            (7)           11
            Total                                           54            29

     The difference between the statutory U.S. Federal income tax/(benefit) rate and the Corporation's effective income tax rate is summarized as follows:

                                                                   Year        May 7
                                                                   ended      through
                                                               December 31, December 31,
                                                                   1994        1993

        Statutory U.S. Federal income tax/(benefit) rate          (35.0)%     (35.0) %
        Excess reorganization value amortization                  154.8        49.6
        Foreign tax rate differential                              10.6        11.4
        Statutory rate adjustment to historical deferred taxes        -         4.0
        Valuation allowance adjustment                                -         3.3
        State income taxes                                         16.7           -
        Depletion                                                  (7.5)          -
        Other, net                                                  2.5         3.4
        Effective income tax rate                                 142.1        36.7

   Temporary differences and carryforwards which give rise to current and long-term deferred tax (assets)/liabilities as of December 31, 1994 and 1993 were as follows (dollars in millions):

                                                       As of December 31
                                                       1994       1993

      Property, plant and equipment                   $ 164     $ 164
      Debt discount                                      11        19
      Deferred tax liabilities                          175       183

      Pension and retiree medical benefits              (94)      (90)
      Reserves not deductible until paid                (71)      (61)
      Other                                              (6)       (8)
      Deferred tax assets before valuation allowance   (171)     (159)
      Valuation allowance                                90        90
      Deferred tax assets                               (81)      (69)
      Net deferred tax liabilities                       94       114

   A valuation allowance has been provided for deferred tax assets relating to pension and retiree medical benefits due to the long-term nature of their realization. Because of the uncertainty regarding the application of the Internal Revenue Code to the Corporation's net operating loss carryforwars (the "NOL Carryforwards") as a result of the Prepackaged Plan, no deferred tax asset is recorded. Under fresh start accounting rules, any benefit realized from utilizing predecessor company NOL Carryforwards will not impact net earnings.

   The Corporation has NOL Carryforwards of $49 million remaining from 1992 after using approximately $50 million to offset U.S. taxable income in 1994. These NOL Carryforwards may be used to offset U.S. taxable income through 2007. The Internal Revenue Code limits the Corporation's annual use of its NOL Carryforwards to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Code to the exchange of stock for debt, the Corporation's NOL Carryforwards to 1994 and later years could be reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.

   The Corporation does not provide for U.S. Federal income taxes on the portion of undistributed earnings of foreign subsidiaries which are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $93 million as of December 31, 1994. Any future repatriation of undistributed earnings would not, in the opinion of management, result in significant additional taxes.


Inventories

   Most of the Corporation's domestic inventories are valued under the last-in, first-out ("LIFO") method. In accordance with the implementation of fresh start accounting, inventories were stated at fair market value as of May
6, 1993.   As of December 31, 1994, the LIFO values of these inventories were
$121 million and would have been $5 million higher if they were valued under the first-in, first-out ("FIFO") and average production cost methods. As of December 31, 1993, inventories valued under the LIFO method totaled $103 million and would have been the same if they were valued under the FIFO and average production cost methods. The remaining inventories are stated at the lower of cost or market, under the FIFO or average production cost methods. Inventories include material, labor and applicable factory overhead costs. Inventory classifications were as follows (dollars in millions):

                                                      As of December 31
                                                       1994       1993

      Finished goods and work-in-process              $ 102     $  84
      Raw materials                                      62        53
      Supplies                                            9         8
      Total                                             173       145

   The LIFO value of U.S. domestic inventories under fresh start accounting exceeded that computed for U.S. Federal income tax purposes by $30 million and $25 million as of December 31, 1994 and 1993, respectively.


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


                                                       As of December 31
                                                        1994       1993

       Land and mineral deposits                       $  56      $   61
       Buildings and realty improvements                 230         233
       Machinery and equipment                           549         496
                                                         835         790
       Reserves for depreciation and depletion           (80)        (36)
       Total                                             755         754

Leases

     The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancellable operating leases. These leases have various terms and renewal options. Lease expense amounted to $37 million and $22 million in the year ended December 31, 1994 and the period of May 7 through December 31, 1993, respectively. Future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining noncancellable terms in excess of one year as of December 31, 1994 were as follows (dollars in millions):

                                                                         Minimum
                                                                          Lease
                                                                        Payments

       1995                                                             $   28
       1996                                                                 24
       1997                                                                 19
       1998                                                                 15
       1999                                                                 12
       Thereafter                                                           30
       Aggregate minimum payments                                          128

Indebtedness

     Total debt, including currently maturing debt, consisted of the following (dollars in millions):

                                                                As of December 31
                                                                1994        1993

       Secured Debt:
       Bank Term Loans, installments due 1997 through 2000    $  283      $  448
       Receivables Facility, due 2003 and 2004                    80           -
       Senior notes and debentures:
           8% Senior Notes due 1995                                -          75
           8% Senior Notes due 1996                               28          90
           8% Senior Notes due 1997                               41         100
           9% Senior Notes due 1998                                -          35
           9 1/4% Senior Notes, due 2001                         150           -
           10 1/4% Senior Notes due 2002                         298         478
           7 7/8% Sinking Fund Debentures due 2004                33          36
           8 3/4% Sinking Fund Debentures due 2017               190         200
       Other secured debt, average interest rate 9.4%
           and 8.0%, varying payments through 1999                 7          31

       Unsecured Debt:
       Industrial revenue bonds, 5.9% ranging to 8.0%,
           due through 2019                                       39          38
       Total principal amount of debt                          1,149       1,531
       Less unamortized reorganization discount                  (27)        (55)
       Total carrying amount of debt                           1,122       1,476

     As of December 31, 1994, the Corporation and its subsidiaries had $1,149 million total principal amount of debt (before unamortized reorganization discount) on a consolidated basis. Of such total debt, $159 million represented direct borrowings by the subsidiaries, including $80 million borrowed under the Receivables Facility, $39 million of industrial revenue bonds, $33 million of 7 7/8% sinking fund debentures issued by U.S. Gypsum in 1974 and subsequently assumed by the Corporation on a joint and several basis in 1985, and $7 million of debt incurred by the Corporation's foreign subsidiaries.

     The Bank Term Loans and most other senior debt are secured by a pledge of all of the shares of the Corporation's major domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries including CGC, pursuant to a collateral trust arrangement controlled primarily by holders of the Bank Term Loans. The rights of the Corporation and its creditors to the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Corporation may itself be a creditor with enforceable claims against such subsidiary.

     The fair market value of debt outstanding as of December 31, 1994 was $1,109 million, based on indicative bond prices as of that date, excluding other secured debt, which was not practicable to estimate. As of December 31, 1993, the fair market value of debt was $1,481 million, based on indicative bond prices as of that date, excluding other secured debt, primarily representing financing for construction of the Aubange plant, which was not practicable to estimate.

     The "other secured debt" category shown in the table above primarily includes short-term and long-term borrowings from several foreign banks. As of December 31, 1993, this category primarily included borrowings by USG International used principally to finance construction of the Aubange, Belgium ceiling tile plant. This debt, which was repaid in 1994, was secured by a lien on the assets of the Aubange plant and had restrictive covenants that restricted, among other things, the payment of dividends. Foreign borrowings made by the Corporation's international operations are generally allowed, within certain limits, under provisions of the Credit Agreement.

     The weighted average interest rate on outstanding short-term borrowings was 9.2% and 6.6% as of December 31, 1994 and 1993, respectively.

     As of December 31, 1994, aggregate scheduled maturities of long-term debt, excluding amounts classified as current liabilities, were $37 million, $45 million, $4 million and $73 million for the years 1996 through 1999, respectively.


The Credit Agreement

     The Bank Term Loans were issued in connection with the Credit Agreement. In general, the Credit Agreement restricts, among other things, the incurrence of additional indebtedness, mergers, asset dispositions, investments, prepayment of other debt, dealings with affiliates, capital expenditures, payment of dividends and lease commitments and requires the Corporation, beginning January 1, 1995, to satisfy certain financial covenants. An agreement with Water Street also requires the Corporation to satisfy certain financial covenants.

     The average rate of interest on the Bank Term Loans was 6.2% and 5.3% in the year ended December 31, 1994 and the period of May 7 through December 31, 1993, respectively.

     The Credit Agreement provides for a revolving credit facility (the "Revolving Credit Facility"). As of December 31, 1994, the Revolving Credit Facility amounted to $245 million, including a $115 million letter of credit subfacility and $70 million available solely for the purchase or repayment of Senior 1996 Notes and Senior 1997 Notes. As of December 31, 1993, the Revolving Credit Facility amounted to $175 million, including the aforementioned $115 million letter of credit subfacility. Amounts committed and undrawn under such letter of credit subfacility were $58 million and $60 million as of December 31, 1994 and 1993, respectively. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 1994 and 1993.

     Under the Cash Sweep provision of the Credit Agreement, a portion of excess cash as of the end of any year, calculated in accordance with the Credit Agreement, must be used to pay Bank Term Loans. As of December 31, 1994, the Cash Sweep amounted to $132 million, of which 50%, or $66 million was required to be used to pay Bank Term Loans while the remaining 50% was retained by the Corporation for general corporate purposes. The portion of the Cash Sweep required to be used to pay Bank Term Loans included $25 million which was prepaid in the third quarter of 1994 and $41 million which was reclassified to currently maturing long-term debt as of December 31, 1994 and paid in January 1995. In February 1995, the Corporation made a further payment of $50 million to reduce Bank Term Loans outstanding. This additional payment was applied to the 1999 maturity of the Bank Term Loans thereby reducing the 1999 aggregate scheduled maturity shown above.


Debt Refinancing

     In the fourth quarter of 1994, the Corporation entered into the Receivables Facility. As of December 31, 1994, debt issued in connection with the Receivables Facility totaled $80 million and accounts receivable held in the Master Trust totaled $151 million. See "Accounts Receivable Facility" note for more information on the Receivables Facility.

     Also during the fourth quarter of 1994, the Corporation decided to pursue various refinancing alternatives related to its Bank Term Loans. The Corporation intends to accelerate the payment of such loans in 1995 through a combination of excess cash flow and proceeds from a potential refinancing. As a result, the Corporation recorded a non-cash pre-tax charge of $16 million to interest expense reflecting the write-off of reorganization debt discount primarily associated with the Bank Term Loans.

     In the third quarter of 1994, the Third Amendment to the Credit Agreement was consummated. In connection with such amendment, the Corporation made the aforementioned $25 million prepayment of the Cash Sweep. Major revisions to the Credit Agreement provided by the Third Amendment included modification of the Cash Sweep provision, authorization for the Corporation to immediately prepay certain debt, authorization for the Corporation to enter into a revolving accounts receivable sale facility and certain other changes to increase the Corporation's operating flexibility.

     In the first quarter of 1994, the Corporation implemented a refinancing plan which included (i) a public offering of 14,375,000 shares of common stock (the "Equity Offering"), of which 7,900,000 shares, yielding net proceeds to the Corporation of $224 million, were newly issued by the Corporation and 6,475,000 were sold by Water Street Corporate Recovery Fund I, L.P., a stockholder; (ii) the issuance of $150 million of Senior 2001 Notes to certain institutional investors (the "Note Placement") in exchange for $30 million aggregate principal amount of its outstanding Senior 1996 Notes, $35 million aggregate principal amount of its outstanding Senior 1997 Notes and $85 million in cash; and (iii) amendment of the Credit Agreement for the second time since the Restructuring. This amendment, (together with the Equity Offering and the Note Placement, the "Transactions") increased the size of the Corporation's revolving credit facility by $70 million (solely for the purchase or repayment of Senior 1996 Notes and Senior 1997 Notes) and amended the Cash Sweep provision to allow the Corporation, upon the achievement of certain financial tests, to retain additional free cash flow for capital expenditures and repayment of its public debt.

     In August, 1993, the Corporation issued $138 million of Senior 2002 Notes in exchange for Bank Term Loans and other debt then outstanding under the Credit Agreement. The Corporation did not receive any cash proceeds from the issuance of these securities. In connection with this transaction, an amendment to the Credit Agreement provided for the elimination of scheduled Bank Term Loans payments through 1996, prepayment of $9 million of other debt outstanding under the Credit Agreement and modification of the Cash Sweep provision.

Pension Plans

     The Corporation and most of its subsidiaries have defined benefit retirement plans for all eligible employees. Benefits of the plans are generally based on years of service and employees' compensation during the last years of employment. The Corporation's contributions are made in accordance with independent actuarial reports which, for most plans, required minimal funding in the year ended December 31, 1994 and the period of May 7 through December 31, 1993. Net pension expense included the following components (dollars in millions):

                                                                Year        May 7
                                                                ended      through
                                                            December 31, December 31,
                                                                1994        1993

       Service cost-benefits earned during the period         $   11      $    7
       Interest cost on projected benefit obligation              31          21
       Actual (return)/loss on plan assets                         1         (37)
       Net amortization/(deferral)                               (35)         16
       Net pension expense                                         8           7

     The pension plan assets, which consist primarily of publicly traded common stocks and debt securities, had an estimated fair market value that was lower than the projected benefit obligation as of December 31, 1994 and 1993. The following table presents a reconciliation of the total assets of the pension plans to the projected benefit obligation (dollars in millions):

                                                                As of December 31
                                                                1994        1993

       Amount of assets available for benefits:
           Funded assets of the plans at fair market value    $  370      $  400
           Accrued pension expense                                29          25
       Total assets of the plans                                 399         425
       Present value of estimated pension obligation:
           Vested benefits                                       300         329
           Nonvested benefits                                     25          27
       Accumulated benefit obligation                            325         356
       Additional benefits based on projected future
           salary increases                                       79          85
       Projected benefit obligation                              404         441
       Projected benefit obligation in excess of assets           (5)        (16)


     The projected benefit obligation in excess of assets consisted of an unrecognized net loss in each period due to changes in assumptions and differences between actual and estimated experience.

     The expected long-term rate of return on plan assets was 9% for the year ended December 31, 1994 and the period of May 7 through December 31, 1993.
The assumed weighted average discount rate used in determining the accumulated benefit obligation was 8.25% and 7% as December 31, 1994 and 1993, respectively. The rate of increases in projected future compensation levels was 5% for both periods.

Postretirement Benefits

     The Corporation maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees.

      The following table summarizes the components of net periodic postretirement benefit cost for the year ended December 31, 1994 and the period of May 7 through December 31, 1993 (dollars in millions):

                                                                       Year         May 7
                                                                       ended       through
                                                                   December 31, December 31,
                                                                       1994         1993

         Service cost of benefits earned                            $    6       $    4
         Interest on accumulated postretirement benefit obligation      12            9
         Net periodic postretirement benefit cost                       18           13

      The status of the Corporation's accrued postretirement benefit cost as of December 31, 1994 and 1993 were as follows (dollars in millions):

                                                                       As of December 31
                                                                       1994         1993

         Accumulated postretirement benefit obligation:
            Retirees                                                $   81       $  123
            Fully eligible active participants                          11           14
            Other active participants                                   59           66
                                                                       151          203
         Unrecognized net gain/(loss)                                   42           (2)
         Accrued postretirement benefit cost liability recognized
            on the Consolidated Balance Sheet                          193          201

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10% and 11% as of December 31, 1994 and 1993, respectively, with a gradually declining rate to 5% by the year 2000 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by $20 million and $22 million as of December 31, 1994 and 1993, respectively, and increase the net periodic postretirement benefit cost by $3 million and $2 million for the year ended December 31, 1994 and the period of May 7 through December 31, 1993, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.25% and 7% as of December 31, 1994 and 1993, respectively.

Commitments and Contingencies

      The Corporation has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used primarily to manage well-defined interest rate and energy cost risks as well as occasional foreign currency exchange exposure. The following table presents the carrying amounts and estimated fair value of the Corporation's derivative portfolio as of December 31, 1994 (dollars in millions):

                                                        Notional     Carrying      Fair
                                                         Amount       Amount      Value

         Interest rate contracts                       $  545       $    5       $    8
         Energy price swaps                                23            -           (1)

      The amounts reported as fair value represent the market value as obtained from broker quotations. The negative fair value of the energy price swaps is an estimate of the amounts the Corporation would need to pay as of December
31, 1994 to cancel the contracts or transfer them to other parties.

      As of December 31, 1993, the Corporation had approximately $455 million notional amount of interest rate contracts outstanding, extending up to three years, and approximately $42 million notional amount and $11 million notional amount of energy price and foreign currency exchange contracts outstanding, respectively, extending one year or less. The difference in the value of all of the aforementioned contracts and the December 31, 1993 market value was not material.

      The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on all its derivative contracts but has no off-balance sheet credit risk of accounting loss. All counterparties have investment grade credit standing and accordingly, the Corporation anticipates that these counterparties will be able to fully satisfy their obligation under the contracts. The Corporation does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.


Interest Rate Risk Management

      The Corporation purchased prepaid interest rate caps and swap options to manage the impact of interest rate changes on LIBOR-based bank debt. As of December 31, 1994, such instruments owned by the Corporation totaled $445 million, which capped the Corporation's expected LIBOR-based bank debt payments at 5.2% for 1995 ($250 million notional amount), 7% for 1996 ($120 million notional amount) and 7% for 1997 ($75 million notional amount). In addition, as of December 31, 1994, the Corporation had entered into $100 million of interest rate swap and collar agreements to hedge its Receivables Facility, under which $80 million was outstanding as of December 31, 1994. In January 1995, such interest rate swap and collar agreements were terminated at par and replaced with $80 million of new interest rate swap agreements. Under the interest rate swap agreements, the Corporation pays a fixed rate of approximately 8.9% (including facility costs) in exchange for the monthly commercial paper-based payments due on the Receivables Facility until its final maturity.

      Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the term of the caps. Unamortized premiums are included in other assets on the consolidated balance sheet. Amounts receivable under cap agreements and receivables or payables under swap agreements are accrued as an increase or decrease to interest expense as appropriate.


Energy Cost Risk Management

      The Corporation uses energy price swap agreements to hedge anticipated purchases of fuel to be utilized in the manufacturing process for gypsum wallboard. Under these swap agreements, the Corporation receives or makes payments based on the differential between a specified price and the actual closing price for the current month's energy price contract. As of December 31, 1994, the Corporation had over-the-counter swap agreements to exchange monthly payments on notional amounts of energy amounting to $23 million, all extending one year or less.

      Upon settlement of energy price contracts, the resulting gain or loss is included in cost of products sold, along with the actual spot energy cost of the corresponding underlying hedged transaction, the combination of which amounts to the predetermined specified contract price.


Foreign Exchange Risk Management

      The Corporation had no foreign currency exchange contracts as of December 31, 1994.


Management Performance Plan

      On May 6, 1993, all outstanding stock options were cancelled without consideration and all shares of restricted and deferred stock were cashed-out pursuant to "change in control" provisions contained in the Management Performance Plan except for 25,580 shares of restricted stock and awards for deferred stock yet to be issued which remained outstanding as a consequence of certain waivers of the change in control event by senior members of management. Those shares which remained outstanding on May 6, 1993 were freed of restrictions in 1994, an acceleration from the original terms which freed the restrictions on incremental portions of the shares through 1998.

      As permitted by the Prepackaged Plan, a certain number of common shares were reserved for future issuance in conjunction with stock options. Options were granted in 1993 and 1994 at an exercise price equal to the mean of the high and low sales prices for a share of the Corporation's common stock (the "Common Stock") as reported on the NYSE composite tape on the grant dates. These options become exercisable at the rate of one-third of the aggregate grant on each of the first three anniversaries of the date of the grant and expire on the tenth anniversary of the date of grant except in the case of retirement, death or disability in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term. Stock option activity for the year ended December 31, 1994 and the period of May 7 through December 31, 1993 was as follows:

                                                                       Year         May 7
                                                                       ended       through
                                                                   December 31, December 31,
                                                                       1994         1993

         Outstanding at beginning of period                        1,673,000            -
         Granted                                                   1,161,500    1,673,000
         Exercised (at a price of $10.3125 per share)                (23,800)           -
         Canceled                                                    (46,200)           -
         Outstanding at end of period (at prices ranging
                 from $10.3125 to $32.5625 per share)              2,764,500    1,673,000
         Exercisable at end of period                                578,020            -
         Available for grant at end of period                             50     1,115,350


Preferred Share Purchase Rights

     On May 6, 1993, a rights plan (the "Rights Agreement") was adopted pursuant to which the Corporation declared a distribution of one right (the "Rights") upon each share of Common Stock. The Rights, which are intended to protect stockholders in the event of an unsolicited attempt to acquire the Corporation, generally become exercisable 10 days following the announcement of the acquisition of 20% or more of the outstanding Common Stock by someone other than the Corporation or one of its employee benefit plans (10% in the case of an acquisition which the Corporation's Board of Directors determines to represent a threat of acquisition not in the best interests of the Corporation's stockholders). When exercisable, each of the Rights entitles the registered holder to purchase one-hundredth of a share of a junior participating preferred stock, series C, $1.00 par value per share, at a price of $35.00 per one-hundredth of a preferred share, subject to adjustment. The Rights also provide for a so-called "flip-in" feature and exchange feature and certain exemptions permitting certain acquisitions and the continued holding of common shares by Water Street and its affiliates in excess of the otherwise specified thresholds.

      In the event that the Corporation is the surviving corporation and the Common Stock remains outstanding and unchanged in a merger or other business combination with such acquiring party or the acquiring party engages in one of a number of self-dealing transactions specified in the Rights Agreement, each holder of a Right other than the acquiring party will thereafter have the right, subject to the exchange feature, to receive upon exercise thereof that number of shares of Common Stock having a market value at the time of such transaction of two times the exercise price of the Right.


Warrants

      On May 6, 1993, a total of 2,602,566 warrants, each to purchase a share of Common Stock at an exercise price of $16.14 per share (the "Warrants"), in addition to Common Stock, were issued to holders of certain debt which was converted to equity in the Restructuring. Upon issuance, each of the Warrants entitled the holder to purchase one share of Common Stock at a purchase price of $16.14 per share, subject to adjustment under certain events.

     The Warrants are exercisable, subject to applicable securities laws, at any time prior to May 6, 1998. Each share of Common Stock issued upon exercise of a Warrant prior to the Distribution Date (as defined in the Rights Agreement) and prior to the redemption or expiration of the Rights will be accompanied by an attached Right issued under the terms and subject to the conditions of the Rights Agreement as it may then be in effect. As of December 31, 1994 and 1993, outstanding Warrants amounted to 2,594,181 and 2,601,619, respectively.

Stockholders' Equity

      Changes in stockholders' equity are summarized as follows (dollars in millions):

                                                                       Year         May 7
                                                                       ended       through
                                                                   December 31, December 31,
                                                                       1994         1993

         Common Stock:
         Beginning Balance                                          $    4       $    4
         Public offering of common stock                                 1            -
         Ending Balance                                                  5            4

         Capital Received in Excess of Par Value:
         Beginning Balance                                               -            -
         Public offering of common stock                               223            -
         Other, net                                                     (2)           -
         Ending Balance                                                221            -

         Deferred Currency Translation:
         Beginning Balance                                              (9)           -
         Change during the period                                       (4)          (9)
         Ending Balance                                                (13)          (9)

         Reinvested Earnings/(Deficit):
         Beginning Balance                                            (129)           -
         Net loss                                                      (92)        (129)
         Ending Balance                                               (221)        (129)

         Total stockholders' equity/(deficit)                           (8)        (134)

     There were 33,988 and 27,876 shares of $0.10 par value Common Stock held in treasury as of December 31, 1994 and 1993, respectively. These shares were acquired through the forfeiture of restricted stock and the surrender of shares in settlement of tax withholding obligations.

     In the first quarter of 1994, the Corporation completed the Equity Offering under which 14,375,000 shares of Common Stock was sold to the public, consisting of 7,900,000 shares newly issued by the Corporation and 6,475,000 sold by Water Street. Net proceeds to the Corporation from the newly issued shares amounted to $224 million. The Corporation did not receive any proceeds from the sale of shares by Water Street. See "Indebtedness" note for more information on the Equity Offering.


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

      As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately $550 million of insurance remains potentially available. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U. S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

     U.S. Gypsum's aggregate out-of-pocket cash expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $25.8 million in 1992, $8.2 million in 1993 and $33.4 million in 1994. For the same periods, the Corporation has charged $18 million to earnings annually for all asbestos-related matters, excluding the $30 million charge described in "Property Damage Cases" below.


Property Damage Cases

      The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of December 31, 1994, 41 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 37 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

     U.S. Gypsum is one of many defendants in three pending cases that have been certified as class actions and others that request such certification. On
April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al, U.S.D.C. S.C.).

     In October 1994, U.S. Gypsum executed agreements to settle two other class actions (one of which has now been closed), subject to court approval following notice to the respective classes. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C, E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) The Corporation took a $30 million pre-tax charge to earnings in the fourth quarter of 1994 primarily to cover the cash payments, approximately two-thirds of which was paid in 1994 with the rest payable over the next two years. In addition, U.S. Gypsum will also issue discount coupons to the school districts in the nationwide class action for the purchase of plaster products. The coupons, which will be redeemable over ten years subject to annual "caps," will have an aggregate face amount of $50 million. No charge against earnings was recorded for future coupon redemptions. Such redemptions will reduce margins when redeemed, and although the amount of redemptions cannot be estimated, the impact on results of operations is expected to be immaterial. The Michigan settlement was approved by the Court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class action has not yet been presented to the Court for approval.

     A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the other described class actions. (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson Case")). The Anderson Case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. In July 1994, the court in the Anderson Case ruled that claims involving building owners outside South Carolina cannot be included in the suit. A case which has yet to be certified as a class action was filed in federal court in the Eastern District of Texas on August 8, 1994. (Kirbyville Independent School District v. U.S. Gypsum, et al., United States District Court for the Eastern District of Texas, Beaumont Division). The case purports to be a class action on behalf of all public building owners and political subdivisions of the State of Texas, including all cities, counties and municipalities. The damages claimed against U.S. Gypsum in the class action cases are unspecified.


      In total, U.S. Gypsum has settled approximately 93 property damage cases, involving 209 plaintiffs, in addition to the two school class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeals are pending in 3 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

      In 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. During 1993, 5 new Property Damage Cases were filed against U.S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year end; U. S Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993. In 1994, 5 new Property Damage Cases were filed against U.S. Gypsum, 5 were dismissed before trial, 19 were settled, 1 was closed following trial or appeal, and 41 were pending at year-end. U.S. Gypsum expended $40.6 million for the defense and resolution of Property Damage Cases (excluding payments not yet due and future credits for coupon redemption under a 1994 class action settlement) and received insurance payments of $9 million in 1994.

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


Personal Injury Cases

     U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 54,000 claimants pending as of December 31, 1994 although, as discussed below, approximately 22,000 of such claims are settled but not yet closed. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

      U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") are supporting insurers (the "Supporting Insurers") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the Personal Injury Cases. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above, of which approximately $222 million remains unexhausted.

      On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U. S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit as of the date of the filing of the class action. The settlement has been approved by the trial court, and if upheld on appeal will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Approximately 250,000 purported class members "opted out," or elected to be excluded from the settlement, although a substantial portion of such "opt outs" had previously filed claims or are in groups considered unlikely to generate significant numbers of future claims. As of December 31, 1994, approximately 10,000 claims naming U.S. Gypsum as a defendant had been filed by "opt outs." In addition, in each year a limited number of class members will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

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

      During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury
Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. During 1994, approximately 14,000 Personal Injury Cases were filed against U.S. Gypsum, U.S. Gypsum was added as a defendant in approximately 4,000 cases that had been previously filed, and approximately 23,000 were settled or dismissed. U.S. Gypsum incurred expenses of $38 million in 1994 with respect to Personal Injury Cases of which $37.3 million was paid by insurance. As of December 31, 1994, 1993, and 1992, 54,000, 59,000, and 54,000 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

      U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost may increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U.S. Gypsum had reached settlements on approximately 22,000 Personal Injury Cases pending on December 31, 1994 for amounts totalling approximately $32 million, to be expended over a three to five year period. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1994, can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $90 million and $100 million (of which all but less than $5 million is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; (iii) the committed but unconsummated settlements described above; and (iv) a small increase in U.S. Gypsum's historical settlement average.

      Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimates, based on assumptions supplied by the Center, U.S. Gypsum's maximum total exposure in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims and claims resolved as part of the class action settlement, as well as defense costs and other expenses, at approximately $250 million, of which approximately $235 million is expected to be paid by insurance. U.S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number and severity of such claims that are filed, which cannot presently be determined.


Coverage Action

     As indicated above, all of U.S. Gypsum's carriers initially denied coverage for the Property Damage Cases and the Personal Injury Cases, and U.S. Gypsum initiated the Coverage Action to establish its right to such coverage. U.S. Gypsum has voluntarily dismissed the Supporting Insurers referred to above from the personal injury portion of the Coverage Action because they committed to providing personal injury coverage in accordance with the Wellington Agreement. U.S. Gypsum's claims against the remaining carriers for coverage for the Personal Injury Cases have been stayed since 1984.

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

     On November 4, 1994, the Illinois Appellate Court issued a ruling affirming the trial court's finding that the eight cases were covered, but expanding the years of coverage available by holding that all insurance policies in effect from the date of installation to the date of removal of asbestos-containing products are obligated to provide coverage (known as the "continuous trigger" of coverage). The defendant carriers' rehearing petition was denied by the Appellate Court in January 1995. The defendant carriers have indicated their intention to seek review by the Illinois Supreme Court, which is discretionary with the Court. If the Supreme Court accepts the appeal, the appeal will continue for a year or more. Once the appellate process has concluded, further proceedings will be necessary in the trial court with respect to the application of the appellate ruling to all Property Damage Cases other than the eight cases involved in the earlier trial, as well as resolution of certain other issues.

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

     Eight carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers agreed to pay all or a substantial portion of their policy limits to U.S.
Gypsum beginning in 1991 and continuing over the following four years. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal
Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1994, carriers providing a total of approximately $81 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $210 million of coverage that was unexhausted as of December 31, 1994 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage
Cases and remain defendants in the Coverage Action. U.S. Gypsum continues to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

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


Accounting Change

      Effective January 1, 1994, the Corporation adopted the requirements of Financial Accounting Standards Board Interpretation No. 39 ("Interpretation 39"). In accordance with Interpretation 39, U.S. Gypsum recorded an accrual for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and separately recorded an asset equal to the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine is deemed probable) future Personal Injury Cases, the liability and asset recorded in 1994 relate only to pending Personal Injury Cases. As of December 31, 1994, the liability (which is included in other liabilities on the consolidated balance sheet) and the asset (which is included in other assets on the consolidated balance sheet) for pending Personal Injury Cases each amounted to $100 million. This implementation of Interpretation 39 did not impact earnings, cash flow or net assets.


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


Industry and Geographic Segments

      Transactions between geographic areas are accounted for on an "arm's-length" basis. No single customer accounted for 4% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

      Intrasegment and intersegment eliminations largely reflect intercompany sales. Segment operating profit/(loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses which benefit more than one segment. Segment operating profit/(loss) also includes the non-cash amortization of excess reorganization value which had the impact of reducing operating profit. Assets for USG Funding, which was established in 1994, represent the outstanding balance of receivables purchased from U.S. Gypsum and USG Interiors, net of reserves, and are included in "corporate identifiable assets" in the table below. As of December 31, 1994, such receivables, net of reserves, amounted to $123 million, including $84 million purchased from U.S. Gypsum and $39 million purchased from USG Interiors. Information for the period of May 7 through December 31, 1993, shown in the following tables has been restated to conform to the Corporation's current industry segment organization.

                                                      Amortization   Depreciation
                                          Operating     of Excess      Depletion
Year ended December 31, 1994     Net       Profit/   Reorganization       and        Capital  Identifiable
Industry Segments               Sales      (Loss)         Value      Amortization  Expenditures  Assets
                                                       (Dollars in millions)

North American Gypsum:
      U.S. Gypsum             $  1,209    $    158      $    61        $    29      $    37     $   887
      CGC (gypsum division)        110          (6)          18              3            4         120
      Other subsidiaries            90          24            -              4            5          56
      Eliminations                 (84)          -            -              -            -           1

      Total Gypsum Products      1,325         176           79             36           46       1,064
      Building Products
         Distribution               65          10            3              2            3         147
      Eliminations                (204)         (2)           -              -            -         (33)
      Total North American
         Gypsum                  1,780         184           82             38           49       1,178

Worldwide Ceilings:
      USG Interiors                400         (28)          71             10           12         403
      USG International            202         (13)          16              3            3         189
      CGC (interiors division)      29           3            -              -            -           8
      Eliminations                 (37)          -            -              -            -           -

      Total Worldwide Ceilings     594         (38)          87             13           15         600

Corporate                            -         (42)           -             33            -         352
Eliminations                       (84)          -            -              -            -          (6)
Total USG Corporation            2,290         104          169             84           64       2,124

Geographic Segments
United States                 $  2,008    $     94      $   135        $    74      $    52     $ 1,770
Canada                             164           2           18              5            9         153
Other Foreign                      228           8           16              5            3         200
Transfers between geographic
      areas                       (110)          -            -              -            -           1
Total USG Corporation            2,290         104          169             84           64       2,124

                                                      Amortization   Depreciation
                                          Operating     of Excess      Depletion
May 7 through December 31, 1993  Net       Profit/   Reorganization       and        Capital  Identifiable
Industry Segments               Sales      (Loss)         Value      Amortization  Expenditures  Assets
                                                       (Dollars in millions)

North American Gypsum:
      U.S. Gypsum             $    673    $     48      $    41        $    20      $    17     $   912
      CGC (gypsum division)         61          (8)          12              2            2         145
      Other subsidiaries            53          13            -              2            4          61
      Eliminations                 (43)          -            -              -            -           -
      Total Gypsum Products        744          53           53             24           23       1,118
      Building Products
         Distribution              372           4            2              1            1         125
      Eliminations                (111)          -            -              -            -         (25)
      Total North American
         Gypsum                  1,005          57           55             25           24       1,218

Worldwide Ceilings:
      USG Interiors                245         (20)          47              6            2         507
      USG International            126         (11)          11              2            3         181
      CGC (interiors division)      19           1            -              1            -           9
      Eliminations                 (23)          -            -              -            -           -
      Total Worldwide Ceilings     367         (30)          58              9            5         697

Corporate                            -         (26)           -             10            -         251
Eliminations                       (47)          -            -              -            -          (3)
Total USG Corporation            1,325           1          113             44           29       2,163

Geographic Segments
United States                 $  1,147    $      3      $    90        $    36      $    20     $ 1,789
Canada                              95          (6)          12              5            6         178
Other Foreign                      143           4           11              3            3         197
Transfers between geographic
      areas                        (60)          -            -              -            -          (1)
Total USG Corporation            1,325           1          113             44           29       2,163

                                                                               Year      May 7
                                                                               ended     through
                                                                           December 31, December 31,
Transfers Between Geographic Areas                                             1994      1993
                                                                             (Dollars in millions)

United States                                                              $       44    $      25
Canada                                                                             36           16
Other Foreign                                                                      30           19
Total                                                                             110           60


Subsidiary Debt Guarantees

      The Corporation had $298 million and $478 million aggregate principal amount of Senior 2002 Notes outstanding as of December 31, 1994 and 1993, respectively. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd., L&W Supply, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, both the obligations of the Corporation under the Credit Agreement and the Senior 2002 Notes. The Combined Guarantors are jointly and severally liable under these guarantees (the "Subsidiary Guarantees"). Holders of the Bank Debt have the right to (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Debt and Senior 2002 Notes pro rata based on the respective amounts owed thereon) and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Debt is retired regardless of whether any Senior 2002 Notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law) and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

      Subsidiaries other than the Combined Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of guarantors, primarily include CGC, Gypsum Transportation Limited, USG Canadian Mining Ltd., and the Corporation's Mexican, European and Pacific subsidiaries. USG Funding is also a Non-Guarantor. The long-term debt of the Combined Non-Guarantors of $84 million and $24 million as of December 31, 1994 and 1993, respectively, has restrictive covenants that restrict, among other things, the payment of dividends.

      The following condensed consolidating information presents:

      (i) Condensed financial statements as of December 31, 1994 and 1993, for the year ended December 31, 1994 and for the period of May 7 through December 31, 1993 of: (a) the Corporation on a parent company only basis (the "Parent Company," which was the only entity of the Corporation included in the bankruptcy proceeding); (b) the Combined Guarantors; (c) the Combined Non-Guarantors; and (d) the Corporation on a consolidated basis. Due to the Restructuring and implementation of fresh start accounting, the financial statements for the restructured company (periods after May 6, 1993) are not comparable to those of the predecessor company. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is omitted as such separate financial information is not deemed material to investors.

      (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

      (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                           USG CORPORATION
                                       (Restructured Company)
                            CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                        (Dollars in millions)

                                                               Combined
                                      Parent      Combined       Non-
                                      Company    Guarantors   Guarantors  Eliminations Consolidated

Year ended December 31, 1994
Net sales                            $    -       $2,008      $   391      $  (109)     $ 2,290

Gross profit                             (2)         432           87            -          517

Operating profit/(loss)                 (43)         137           10            -          104

   Equity in net loss of
     the subsidiaries                    34            6            -          (40)           -
   Interest expense, net                134            2            3            -          139
   Corporate service charge            (164)         164            -            -            -
   Other expense/(income)                45          (41)          (1)           -            3
Earnings/(loss) before
     taxes on income                    (92)           6            8           40          (38)
   Taxes on income                        -           40           14            -           54
Net loss                                (92)         (34)          (6)          40          (92)


May 7 through December 31, 1993
Net sales                            $    -       $1,153      $   238      $   (66)     $ 1,325

Gross profit                              -          216           47            -          263

Operating profit/(loss)                 (27)          30           (2)           -            1

   Equity in net loss of
     the subsidiaries                   291           11            -         (302)           -
   Interest expense, net                 84            2            2            -           88
   Corporate service charge            (106)         106            -            -            -
   Other expense/(income)              (197)         188            1            -           (8)
Loss before taxes on income and
   extraordinary loss                   (99)        (277)          (5)         302          (79)
   Taxes on income                        9           14            6            -           29
Loss before extraordinary loss         (108)        (291)         (11)         302         (108)
   Extraordinary loss,
     net of taxes                       (21)           -            -            -          (21)
Net loss                               (129)        (291)         (11)         302         (129)

                                           USG CORPORATION
                                       (Restructured Company)
                                CONDENSED CONSOLIDATING BALANCE SHEET
                                        (Dollars in millions)

                                                               Combined
                                      Parent      Combined       Non-
                                      Company    Guarantors   Guarantors  Eliminations Consolidated

As of December 31, 1994
Cash and cash equivalents            $  178       $  (11)     $    30      $     -      $   197
Receivables, net                          -          135          173          (34)         274
Inventories                               -          136           43           (6)         173
   Total current assets                 178          260          246          (40)         644
Property, plant and equipment,
   net                                   15          623          117            -          755
Investment in subsidiaries            1,436          261            -       (1,697)           -
Excess reorganization value, net          -          447          114            -          561
Other assets                           (227)         426          (28)          (7)         164
   Total assets                       1,402        2,017          449       (1,744)       2,124

Accounts payable and
   accrued expenses                  $   83       $  298      $    63      $   (34)     $   410
Notes payable and long-term debt
    maturing within one year             41            2            2            -           45
   Total current liabilities            124          300           65          (34)         455
Long-Term Debt                          956           37           84            -        1,077
Deferred Income Taxes                     9          155           15            -          179
Other Liabilities                       308          109            4            -          421

Common stock                              5            1            6           (7)           5
Capital received in excess
   of par value                         221        1,438          364       (1,802)         221
Deferred currency translation             -            -          (13)           -          (13)
Reinvested earnings/(deficit)          (221)         (23)         (76)          99         (221)
   Total stockholders' equity/
     (deficit)                            5        1,416          281       (1,710)          (8)
   Total liabilities and
     stockholders' equity             1,402        2,017          449       (1,744)       2,124


As of December 31, 1993
Cash and cash equivalents            $  187       $   (8)     $    32      $     -      $   211
Receivables, net                          8          240           44          (28)         264
Inventories                               -          114           34           (3)         145
   Total current assets                 195          346          110          (31)         620
Property, plant and equipment,
   net                                   21          620          113            -          754
Investment in subsidiaries            1,511          277            -       (1,788)           -
Excess reorganization value, net          -          582          153            -          735
Other assets                            (35)          91            3           (5)          54
   Total assets                       1,692        1,916          379       (1,824)       2,163

Accounts payable and
   accrued expenses                  $  100       $  207      $    52      $   (27)     $   332
Notes payable and long-term
   debt maturing within one year        158            3            6            -          167
   Total current liabilities            258          210           58          (27)         499
Long-Term Debt                        1,249           36           24            -        1,309
Deferred Income Taxes                    14          151           15            -          180
Other Liabilities                       296            8            5            -          309

Common stock                              4            1            6           (7)           4
Capital received in
   excess of par value                    -        1,472          310       (1,782)           -
Deferred currency translation             -            -           (9)           -           (9)
Reinvested earnings/(deficit)          (129)          38          (30)          (8)        (129)
   Total stockholders' equity/
    (deficit)                          (125)       1,511          277       (1,797)        (134)
   Total liabilities and
    stockholders' equity              1,692        1,916          379       (1,824)       2,163

                                           USG CORPORATION
                                       (Restructured Company)
                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        (Dollars in millions)

                                                               Combined
                                      Parent      Combined       Non-
                                      Company    Guarantors   Guarantors  Eliminations Consolidated

Year ended December 31, 1994
Net cash flows (to)/from
   operating activities              $ (187)      $  296      $    89      $     -      $   198
   Capital expenditures                  (1)         (51)         (12)           -          (64)
   Net proceeds from asset
     dispositions                         4           12            -            -           16
Net cash flows (to)/from
   investing activities                   3          (39)         (12)           -          (48)
   Issuance of debt                      85            4          173            -          262
   Repayment of debt                   (524)          (3)        (123)           -         (650)
   Public offering of common
     stock                              224            -            -            -          224
   Cash dividends (paid)/received        21           28          (49)           -            -
   Net cash transfers (to)/from
     Corporate                          369         (289)         (80)           -            -
Net cash flows (to)/from
   financing activities                 175         (260)         (79)           -         (164)
Net decrease in cash
   & equivalents                         (9)          (3)          (2)           -          (14)
Cash and cash equivalents
   - beginning                          187           (8)          32            -          211
Cash and cash equivalents - end         178          (11)          30            -          197


May 7 through December 31, 1993
Net cash flows (to)/from
   operating activities              $  (27)      $  185      $    25      $     -      $   183
   Capital expenditures                   -          (20)          (9)           -          (29)
   Net proceeds from asset
     dispositions                        16           13            -            -           29
Net cash flows (to)/from
   investing activities                  16           (7)          (9)           -            -
   Issuance of debt                       -            -           36            -           36
   Repayment of debt                     (8)          (9)         (40)           -          (57)
   Cash dividends (paid)/received         -           12          (12)           -            -
   Net cash transfers (to)/
     from Corporate                     182         (182)           -            -            -
Net cash flows (to)/from
 financing activities                   174         (179)         (16)           -          (21)
Net increase/(decrease) in
 cash & equivalents                     163           (1)           -            -          162
Cash and cash equivalents
   - beginning                           24           (7)          32            -           49
Cash and cash equivalents - end         187           (8)          32            -          211

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board
      of Directors of USG Corporation:

      We have audited the accompanying consolidated balance sheets of USG Corporation (Restructured Company), a Delaware corporation, and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings and cash flows for the year ended December 31, 1994 and the period of May 7 through December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the year ended December 31, 1994 and the period of May 7 through December 31, 1993, in conformity with generally accepted accounting principles.

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

      As discussed in Notes to Financial Statements - "Litigation" note, on January 1, 1994, the Corporation changed its method of accounting for asbestos-related matters.


                                                       /s/Arthur Andersen LLP

                                                       ARTHUR ANDERSEN LLP
Chicago, Illinois
January 26, 1995

                                           USG CORPORATION
                                       (Restructured Company)
                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
                                        (Dollars in millions)


                                                               Provision      Receivables
                                                              Charged to      Written Off
                                                  Beginning    Costs and     and Discounts     Ending
                                                   Balance     Expenses         Allowed      Balance

Year ended December 31, 1994

      Doubtful accounts                           $     11    $       7       $      (7)     $    11
      Cash discounts                                     2           26             (25)           3


May 7 through December 31, 1993

      Doubtful accounts                                 11            4              (4)          11
      Cash discounts                                     2           15             (15)           2

                                           USG CORPORATION
                                       (Restructured Company)
                           SUPPLEMENTAL NOTE ON FINANCIAL INFORMATION FOR
                                    UNITED STATES GYPSUM COMPANY
                                  (A SUBSIDIARY OF USG CORPORATION)


      USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $33 million and $36 million were recorded on the holding company's books of account as of December 31, 1994 and 1993, respectively. Financial results for U.S. Gypsum are presented below in accordance with disclosure requirements of the SEC (dollars in millions):

                                      Summary Statement of Earnings
                                                                             Year             May 7
                                                                             ended           through
                                                                         December 31,     December 31,
                                                                             1994             1993

Net sales                                                                 $    1,209      $     673
Cost and expenses                                                                990            584
Amortization of excess reorganization value                                       61             41
Operating profit                                                                 158             48
Interest income, net                                                              (5)            (2)
Other income, net                                                                  -             (1)
Corporate charges                                                                 93             60
Earnings/(loss) before taxes on income                                            70             (9)
Taxes on income                                                                   49             15
Net earnings/(loss)                                                               21            (24)


                                          Summary Balance Sheet
                                                                               As of December 31
                                                                             1994            1993

Current assets                                                            $    345       $    190
Property, plant and equipment, net                                             491            483
Excess reorganization value, net                                               204            265
Other assets                                                                   103              3
     Total assets                                                            1,143            941

Current liabilities                                                       $    197       $    124
Other liabilities and obligations                                              256            149
Stockholder's equity                                                           690            668
     Total liabilities and stockholder's equity                              1,143            941

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            WITH RESPECT TO SUPPLEMENTAL NOTE AND FINANCIAL STATEMENT SCHEDULE



      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of USG Corporation (Restructured
Company) included in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our report on the consolidated financial statements includes explanatory paragraphs with respect to the asbestos litigation and the Corporation's change in its method of accounting for asbestos-related matters as discussed in Notes to Financial Statements - "Litigation" note.
Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental note and financial statement schedule on pages 51 and 52 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. The supplemental note and financial statement schedule have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                        /s/Arthur Andersen LLP

                                                        ARTHUR ANDERSEN LLP
Chicago, Illinois
January 26, 1995

                                             USG CORPORATION
                                          (Predecessor Company)
                                   CONSOLIDATED STATEMENT OF EARNINGS
                                          (Dollars in millions)

                                                                         January 1          Year
                                                                          through           ended
                                                                          May 6,       December 31,
                                                                           1993             1992

Net Sales                                                             $      591       $    1,777
Cost of products sold                                                        482            1,460

Gross Profit                                                                 109              317

Selling and administrative expenses                                           71              218

Operating Profit                                                              38               99

Interest expense                                                              86              334
Interest income                                                               (2)             (12)
Other expense, net                                                             6                1
Reorganization items                                                        (709)               -

Earnings/(Loss) Before Taxes on Income,
     Extraordinary Gain and Changes in
     Accounting Principles                                                   657             (224)

Taxes on income/(income tax benefit)                                          17              (33)

Earnings/(Loss) Before Extraordinary Gain and
     Changes in Accounting Principles                                        640             (191)

Extraordinary gain, net of taxes                                             944                -
Cumulative effect of changes in accounting
     principles, net                                                        (150)               -

Net Earnings/(Loss)                                                        1,434             (191)


Per-share information is omitted because, due to the Restructuring and implementation of fresh start accounting, it is not meaningful.

The notes to financial statements on are an integral part of this statement.

                                             USG CORPORATION
                                          (Predecessor Company)
                                       CONSOLIDATED BALANCE SHEET
                                          (Dollars in millions)

                                                                                            As of
                                                                                           May 6,
                                                                                            1993

Assets
Current Assets:
Cash and cash equivalents (primarily time deposits)                                    $       49
Receivables (net of reserves of $13)                                                          315
Inventories                                                                                   148
     Total current assets                                                                     512
Property, Plant and Equipment, Net                                                            767
Excess Reorganization Value                                                                   851
Other Assets                                                                                   64
     Total assets                                                                           2,194

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                       $       96
Accrued expenses                                                                              171
Notes payable                                                                                   6
Long-term debt maturing within one year                                                         9
Taxes on income                                                                                13
     Total current liabilities                                                                295
Long-Term Debt                                                                              1,446
Deferred Income Taxes                                                                         170
Other Liabilities                                                                             279
Stockholders' Equity:
Preferred stock -       $1 par value; authorized 36,000,000 shares; $1.80 convertible
         preferred stock (initial series); outstanding - none                                   -
Common stock -       $0.10 par value; authorized 200,000,000 shares; outstanding
         37,157,458 shares (after deducting 27,556 shares held in treasury)                     4

Capital received in excess of par value                                                         -
Deferred currency translation                                                                   -
Reinvested earnings                                                                             -
     Total stockholders' equity                                                                 4
     Total liabilities and stockholders' equity                                             2,194


The notes to financial statements are an integral part of this statement.

                                             USG CORPORATION
                                          (Predecessor Company)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in millions)

                                                                         January 1          Year
                                                                          through           ended
                                                                          May 6,        December 31,
                                                                           1993             1992


Cash Flows from Operating Activities:
Net earnings/(loss)                                                   $    1,434       $     (191)

Adjustments to reconcile net earnings/(loss) to net cash:
     Cumulative effect of accounting changes                                 150                -
     Depreciation, depletion and amortization                                 22               66
     Interest expense on pay-in-kind debentures                               17               74
     Deferred income taxes                                                   (13)             (25)
     Net (gain)/loss on asset dispositions                                     4               (5)
(Increase)/decrease in working capital:
     Receivables                                                              18               (1)
     Inventories                                                              (8)              (3)
     Payables                                                                  3               (4)
     Accrued expenses                                                         15              213
Increase in other assets                                                     (12)             (23)
Changes due to reorganization items:
     Increase in reorganization items                                         65                -
     Net adjustments to fair market value                                   (759)               -
     Gain on discharge of prepetition liabilities                           (944)               -
     Payment of liabilities net of collection of letters of credit            (7)               -
Increase/(decrease) in other liabilities                                       4               (2)
Other, net                                                                    (3)              (9)
     Net cash flows (to)/from operating activities                           (14)              90

Cash Flows from Investing Activities:
Capital expenditures                                                         (12)             (49)
Net proceeds from asset dispositions                                           -                6
     Net cash flows to investing activities                                  (12)             (43)

Cash Flows from Financing Activities:
Issuance of debt                                                               5               57
Repayment of debt                                                           (142)             (75)
(Increase)/decrease in restricted assets                                      32               (4)
     Net cash flows to financing activities                                 (105)             (22)

Net Increase/(Decrease) in Cash and Cash Equivalents                        (131)              25
Cash and cash equivalents as of beginning of period                          180              155
Cash and cash equivalents as of end of period                                 49              180

Supplemental Cash Flow Disclosures:
Interest paid                                                         $       58       $       52
Income taxes paid                                                              3               13

The notes to financial statements are an integral part of this statement.

                                     USG CORPORATION
                                  (Predecessor Company)
                              NOTES TO FINANCIAL STATEMENTS
     (Terms in initial capital letters are defined elsewhere in this Form 10-K)


Principles of Consolidation

      The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. Revenue is recognized upon the shipment of products. For the period of January 1 through May 6, 1993, net currency translation gains or losses on foreign subsidiaries are included in deferred currency translation, a component of stockholders' equity. For the year ended December 31, 1992, Mexican currency translation losses were charged to earnings. Purchased goodwill, which was written off in accordance with the implementation of fresh start accounting, was previously being amortized over a period of 40 years.

      For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.


Financial Restructuring

      On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt (the "Restructuring") through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law (the "Prepackaged Plan"). In accordance with the terms of the Prepackaged Plan, $1.4 billion of debt and accrued interest was converted into equity, interest expense was significantly reduced and the maturities of a substantial portion of the Corporation's remaining debt were extended. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May
7, 1993.

      The following balance sheet details the adjustments that were made as of May 6, 1993 to record the Restructuring and implement fresh start accounting:

                                             USG CORPORATION
                                          (Predecessor Company)
                                       CONSOLIDATED BALANCE SHEET
                                            As of May 6, 1993
                                          (Dollars in millions)

                                             Pre-                                            Post-
                                         Restructuring         (a)             (b)       Restructuring
                                              and         Restructuring    Fresh Start        and
                                          Fresh Start      Adjustments     Adjustments    Fresh Start

ASSETS
Current Assets:
Cash and cash equivalents                 $      1503      $     (104)     $          -   $        49
Receivables, net                                  281              35                (1)          315
Inventories                                       122               -                26           148
Restricted cash                                    99             (99)                -             -
   Total current assets                           655            (168)               25           512
Property, Plant and Equipment, Net                792               -               (25)          767
Purchased Goodwill, Net                            69               -               (69)            -
Excess Reorganization Value                         -               -               851           851
Other Assets                                       65              (1)                -            64
   Total assets                                 1,581            (169)              782         2,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                          $        96      $        -      $          -   $        96
Accrued expenses                                  203             (28)               (4)          171
Notes payable                                       6               -                 -             6
Revolving Credit Facility                         140            (140)                -             -
Long-term debt maturing within one year             9               -                 -             9
Long-term debt classified as current              427            (427)                -             -
Taxes on income                                    17               -                (4)           13
   Total current liabilities                      898            (595)               (8)          295
Long-Term Debt                                     67           1,473               (94)        1,446
Deferred Income Taxes                             111              24                35           170
Other Liabilities                                 194               -                85           279
Liabilities Subject to Compromise               2,458          (2,458)                -             -
Stockholders' Equity/(Deficit):
Preferred stock                                     -               -                 -             -
Common stock                                        5              (1)                -             4
Capital received in excess of par value            23             444              (467)            -
Deferred currency translation                      (7)              -                 7             -
Reinvested earnings/(deficit)                  (2,168)            944             1,224             -
   Total stockholders' equity/(deficit)        (2,147)          1,387               764             4
   Total liabilities and stockholders'
     equity                                     1,581            (169)              782         2,194

(a)    To record the consummation of the Prepackaged Plan.

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

                                                                                    January 1
                                                                                     through
                                                                                     May 6,
                                                                                      1993

         Excess reorganization value                                               $  (851)
         Other fresh start adjustments                                                  63
         Restructuring fees and expenses                                                57
         Write-off of 1988 capitalized financing costs                                  22
         Total reorganization items                                                   (709)

Extraordinary Gain

      Also in connection with the Restructuring, the Corporation recorded a one-time after-tax extraordinary gain of $944 million in the period of January 1 through May 6, 1993. The income/(expense) components of this gain are as follows (dollars in millions):

                                                                                    January 1
                                                                                     through
                                                                                     May 6,
                                                                                      1993

         Gain on exchange of the Old Senior Subordinated Debentures for stock      $   477
         Gain on exchange of the Old Junior Subordinated Debentures for stock
            and warrants                                                               456
         Write-off of bank debt default interest                                        49
         Tax provision                                                                 (24)
         Management incentive compensation                                             (13)
         Other                                                                          (1)
         Total extraordinary items                                                     944

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


Research and Development

      Research and development expenditures are charged to earnings as incurred and amounted to $4 million and $14 million in the period of January 1 through May 6, 1993 and the year ended December 31, 1992, respectively.


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

      Earnings/(loss) before taxes on income, extraordinary gain and changes in accounting principles consisted of the following (dollars in millions):

                                                                       January 1      Year
                                                                        through       ended
                                                                        May 6,    December 31,
                                                                         1993         1992

         U.S.                                                         $   483      $  (246)
         Foreign                                                          174           22
         Total                                                            657         (224)

     Taxes on income/(income tax benefit) consisted of the following (dollars in millions):

                                                                       January 1      Year
                                                                        through       ended
                                                                        May 6,    December 31,
                                                                         1993         1992

         Current:
             U.S. Federal                                             $    13      $   (12)
             Foreign                                                        2            6
                                                                           15           (6)
         Deferred:
             U.S. Federal                                                   -          (27)
             Foreign                                                        2            -
                                                                            2          (27)
         Total                                                             17          (33)

     The difference between the statutory U.S. Federal income tax/(benefit) rate and the Corporation's effective income tax/(benefit) rate is summarized as follows:

                                                                       January 1      Year
                                                                        through       ended
                                                                        May 6,    December 31,
                                                                         1993         1992

         Statutory U.S. Federal income tax/(benefit) rate                34.0 %      (34.0) %
         Nontaxable effects of adopting fresh start accounting          (41.4)           -
         Capitalized restructuring fees                                   2.0            -
         Foreign tax rate differential                                    1.3          7.7
         Valuation allowance adjustment                                   2.3            -
         Unbenefited NOL Carryforward                                     2.3         12.6
         Other, net                                                       2.1         (1.3)
         Effective income tax/(benefit) rate                              2.6        (15.0)

      Temporary differences and carryforwards which give rise to current and long-term deferred tax (assets)/liabilities as of May 6, 1993 were as follows (dollars in millions):

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Property, plant and equipment                                             $   148
         Debt discount                                                                  32
         Deferred tax liabilities                                                      180

         Pension and retiree medical benefits                                          (85)
         Reserves not deductible until paid                                            (47)
         Other                                                                          (2)
         Deferred tax assets before valuation allowance                               (134)
         Valuation allowance                                                            85
         Deferred tax assets                                                           (49)
         Net deferred tax liabilities                                                  131

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

      During 1992, deferred income taxes resulted from certain items being treated differently for financial reporting purposes than for income tax purposes. The tax effect of such differences is summarized as follows (dollars in millions):

                                                                                      Year
                                                                                      ended
                                                                                  December 31,
                                                                                      1992

         Tax benefit carryforwards                                                 $   (19)
         Accelerated tax depreciation                                                   (5)
         Other, net                                                                     (3)
         Total deferred provision                                                      (27)
         Classification adjustment of prior years' deferrals                             2
         Decrease in deferred taxes                                                    (25)

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

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Finished goods and work-in-process                                        $    87
         Raw materials                                                                  54
         Supplies                                                                        7
         Total                                                                         148

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

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Land and mineral deposits                                                 $    61
         Buildings and realty improvements                                             228
         Machinery and equipment                                                       478
                                                                                       767
         Reserves for depreciation and depletion                                         -
         Total                                                                         767

Leases

      The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancellable operating leases. These leases have various terms and renewal options. Lease expense amounted to $11 million and $31 million in the period of January 1 through May 6, 1993 and the year ended December 31, 1992, respectively.

Indebtedness

      Total debt, including currently maturing debt, consisted of the following (dollars in millions):

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Secured Debt:
         Bank Debt:
             Bank Term Loans, installments due through 2000                        $   540
             Capitalized Interest Notes, due through 2000                               56
         Senior notes and debentures:
             8% Senior Notes due 1995                                                   75
             8% Senior Notes due 1996                                                   90
             8% Senior Notes due 1997                                                  100
             9% Senior Notes due 1998                                                   35
             10 1/4% Senior Notes due 2002                                             340
             7 7/8% Sinking Fund Debentures due 2004                                    41
             8 3/4% Sinking Fund Debentures due 2017                                   200
         Other secured debt, average interest rates 10.5%, varying payments
             through 1999                                                               40

         Unsecured Debt:
         Industrial revenue bonds, 5.9% ranging to 10.25%, due through 2014             39

         Total principal amount of debt                                              1,556
         Less unamortized reorganization discount                                      (95)
         Total carrying amount of debt                                               1,461

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

      The Bank Debt and most other senior debt are secured by a pledge of all of the shares of the Corporation's major domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries, including CGC, pursuant to a collateral trust arrangement controlled primarily by holders of the Bank Term Loans. The rights of the Corporation and its creditors to the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Corporation may itself be a creditor with enforceable claims against such subsidiary. The average rate of interest on the Bank Term Loans, excluding default interest which was cured or waived in accordance with the Prepackaged Plan, was 6.5% in the period of January 1 through May 6, 1993. The rate of interest on certain capitalized interest notes issued under the Credit
Agreement on May 6, 1993 in connection with the provisions of the Prepackaged Plan was 5.4% based on LIBOR plus 2 1/4%.

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

     The weighted average interest rate on outstanding short-term borrowings was 7.3% as of May 6, 1993.

Pension Plans

      The Corporation and most of its subsidiaries have defined benefit retirement plans for all eligible employees. Benefits of the plans are generally based on years of service and employees' compensation during the last years of employment. The Corporation's contributions are made in accordance with independent actuarial reports which, for most plans, required minimal funding in the period of January 1 through May 6, 1993 and the year ended December 31, 1992. Net pension expense included the following components (dollars in millions):

                                                                       January 1      Year
                                                                        through       ended
                                                                        May 6,    December 31,
                                                                         1993         1992

         Service cost-benefits earned during the period               $     3      $     9
         Interest cost on projected benefit obligation                     11           29
         Actual return on plan assets                                     (15)         (14)
         Unrecognized prior service cost                                    1            2
         Net amortization/(deferral)                                        2          (25)
         Net pension expense                                                2            1

      The pension plan assets, which consist primarily of publicly traded common stocks and debt securities, had an estimated fair market value that equaled the projected benefit obligation as of May 6, 1993. The following table presents a reconciliation of the total assets of the pension plans to the projected benefit obligation (dollars in millions):

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Amount of assets available for benefits:
             Funded assets of the plans at fair market value                       $   379
             Accrued pension expense                                                    25
         Total assets of the plans                                                     404
         Present value of estimated pension obligation:
             Vested benefits                                                           298
             Nonvested benefits                                                         24
         Accumulated benefit obligation                                                322
         Additional benefits based on projected future salary increases                 82
         Projected benefit obligation                                                  404
         Assets in excess of projected benefit obligation                                -

      For the period of January 1 through May 6, 1993, the expected long-term rate of return on plan assets was 9%, the assumed weighted average discount rate used in determining the accumulated benefit obligation was 8% and the rate of increases in projected future compensation levels was 5.5%.


Postretirement Benefits

      The Corporation maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees.

      Effective January 1, 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plans. Under this accounting standard, the Corporation is required to accrue the estimated cost of retiree benefit payments during employees' active service period. The Corporation elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effect as of January 1, 1993 of adopting SFAS No. 106 was a one-time after-tax charge to first quarter 1993 net earnings of $180 million. The Corporation previously expensed the cost of these benefits, which principally relate to health care, as claims were incurred. These costs were $8 million in the year ended December 31, 1992.

      The following table summarizes the components of net periodic postretirement benefit cost for the period of January 1 through May 6, 1993 (dollars in millions):

                                                                                    January 1
                                                                                     through
                                                                                     May 6,
                                                                                      1993

         Service cost of benefits earned                                           $     1
         Interest on accumulated postretirement benefit obligation                       5
         Net periodic postretirement benefit cost                                        6

      The status of the Corporation's accrued postretirement benefit cost as of May 6, 1993 was as follows (dollars in millions):

                                                                                      As of
                                                                                     May 6,
                                                                                      1993

         Accumulated postretirement benefit obligation:
             Retirees                                                              $   118
             Fully eligible active participants                                         13
             Other active participants                                                  62
         Accrued postretirement benefit cost liability recognized on the
             Consolidated Balance Sheet                                                193

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


Management Performance Plan

     The Management Performance Plan reserved 8,600,000 shares of Common Stock for issuance in connection with grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, performance shares and performance units.

     In accordance with the Prepackaged Plan, all outstanding stock options (for 3,786,575 shares) were cancelled without consideration, 1,016,090 shares of restricted and deferred stock were cashed-out pursuant to "change in control" provisions contained in the Management Performance Plan, and 25,580 shares of restricted stock and awards for deferred stock yet to be issued remained outstanding as a consequence of certain waivers of the change in control event by senior members of management.

     The Prepackaged Plan limited future awards under the Management Performance Plan without stockholder approval to options to purchase a number of shares not to exceed 7.5% of the number of shares of Common Stock outstanding immediately after implementation of the Prepackaged Plan (2,788,350 shares), of which options for 4.5% of such number of outstanding shares may be granted immediately upon consummation of the Prepackaged Plan.


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

      The Rights generally become exercisable 10 days following the announcement of the acquisition of 20% or more of the outstanding Common Stock by someone other than the Corporation or one of its employee benefit plans (10% in the case of an acquisition which the Corporation's Board of Directors determines to represent a threat of acquisition not in the best interests of the Corporation's stockholders). When exercisable, each of the Rights entitles the registered holder to purchase one-hundredth of a share of a junior participating preferred stock, series C, $1.00 par value per share, at a price of $35.00 per one-hundredth of a preferred share, subject to adjustment.

      In the event that the Corporation is the surviving corporation and the Common Stock remains outstanding and unchanged in a merger or other business combination such acquiring party or the acquiring party engages in one of a number of self-dealing transactions specified in the Rights Agreement, each holder of a Right other than the acquiring party will thereafter have the right to receive upon exercise thereof that number of shares of Common Stock having a market value at the time of such transaction of two times the exercise price of the Right.


Warrants

     On May 6, 1993, a total of 2,602,566 Warrants, in addition to Common Stock, were issued to holders of certain debt which was converted to equity in the Restructuring. Upon issuance, each of the Warrants entitled the holder to purchase one share of Common Stock at a purchase price of $16.14 per share, subject to adjustment under certain events.

     The Warrants are exercisable, subject to applicable securities laws, at any time prior to May 6, 1998. Each share of Common Stock issued upon exercise of a Warrant prior to the distribution date as defined in the Rights Agreement and prior to the redemption or expiration of the Rights will be accompanied by an attached Right issued under the terms and subject to the conditions of the Rights Agreement as it may then be in effect.

Stockholders' Equity

      Changes in stockholders' equity are summarized as follows (dollars in millions):

                                                                       January 1      Year
                                                                        through       ended
                                                                        May 6,    December 31,
                                                                         1993         1992

         Common Stock:
         Beginning Balance                                            $     5      $     5
         Reverse Stock Split                                               (4)           -
         Issuance of New Common Stock                                       3            -
         Ending Balance                                                     4            5

         Capital Received in Excess of Par Value:
         Beginning Balance                                                 23           24
         Restructuring adjustments                                        444            -
         Fresh start accounting adjustment                               (467)           -
         Other, net                                                         -           (1)
         Ending Balance                                                     -           23

         Deferred Currency Translation:
         Beginning Balance                                                 (8)           -
         Change during the period                                           1           (8)
         Fresh start accounting adjustment                                  7            -
         Ending Balance                                                     -           (8)

         Reinvested Earnings/(Deficit):
         Beginning Balance                                             (1,900)      (1,709)
         Net earnings/(loss)                                            1,434         (191)
         Fresh start accounting adjustment                                467            -
         Other, net                                                        (1)           -
         Ending Balance                                                     -       (1,900)

         Total stockholders' equity/(deficit)                               4       (1,880)

      As of May 6, 1993, the Corporation held 27,556 shares of $0.10 par value common stock in treasury. The treasury shares were acquired through the forfeiture of restricted stock.


Litigation

      Information in the following "Litigation" note is as of May 6, 1993. See "Restructured Company - Notes to Financial Statements - Litigation" note for current litigation information.

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

      As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. As of May 6, 1993, insurers that issued approximately $100 million of these policies were insolvent. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U.S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in personal injury and property damage cases in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

      U.S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $25.8 million in the year ended December 31, 1992, and by $3.8 million in the period of January 1 through May 6, 1993.


Property Damage Cases

      The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals, and private property owners. As of May 6, 1993, U.S. Gypsum was one of many defendants in four cases that had been certified as class actions and others that requested such certification. One class action suit is brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits or are participants in a state court class action involving approximately 333 school districts in Michigan. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Cir. Ct. for Wayne County, Mich.) On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Ct. of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College, v. W.R. Grace & Co., et al., U.S.D.C., S.C.). On December 23, 1992, a case was filed in state court in South Carolina purporting to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the four above described class actions (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson Case"). On January 14, 1993, the plaintiff filed an amended complaint that added a number of defendants, including the Corporation. The amended complaint alleges, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. The suit seeks to set aside the guarantees and recover the value of the cash flow "diverted" from U.S. Gypsum to the Corporation in an amount to be determined. This case has not been certified as a class action and no other threshold issues, including whether the South Carolina Courts have personal jurisdiction over the Corporation, had been decided as of May 6, 1993. The damages claimed against U.S. Gypsum in the class action cases are unspecified. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

      As of May 6, 1993, 67 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to above, involve multiple buildings. Approximately 40 property damage claims were threatened against U.S. Gypsum.

     In total, as of May 6, 1993, U.S. Gypsum had settled property damage claims of approximately 187 plaintiffs involved in approximately 71 cases. Twenty-two cases had been tried to verdict, 13 of which were won by U.S. Gypsum and 7 lost; two other cases, one won at the trial level and one lost, were settled after appeals. Appeals were pending in 4 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum totaled $12.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; a third was settled after the verdict was reversed on appeal. As of May 6, 1993, the remaining punitive award was on appeal.

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

      On January 15, 1993, U.S. Gypsum and the other members of the Center were named as defendants in a class action filed in the U.S. District Court for the Eastern District Pennsylvania (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215) (hereinafter "Georgine,"). The complaint generally defines the class of plaintiffs as all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants and who had not filed an asbestos personal injury suit as of the date of the filing of the class action. Simultaneously with the filing of the class action, the parties filed a settlement agreement in which the named plaintiffs, proposed class counsel, and the defendants agreed to settle and compromise the claims of the proposed class. The settlement, which was awaiting court approval as of May 6, 1993, will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Class members will be given the opportunity to "opt out," or elect to be excluded from the settlement, although the defendants reserve the right to withdraw from the settlement if the number of opt outs is, in their sole judgment, excessive. In addition, in each year a limited number of claimants will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject compensation offered by the administrative processing of their claim.

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

      As of May 6, 1993, U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years was approximately $1,350 per claim, exclusive of defense costs. Management anticipated that its average settlement cost was likely to increase due to such factors as the possible insolvency of co-defendants, although this increase might be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of and taking into consideration a number of uncertainties, it was probable that asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1992, could have been disposed of for an amount estimated to be between $80 million and $100 million, including both indemnity costs and legal fees and expenses. The estimated cost of resolving pending claims takes into account, among other factors, (i) an increase in the number of pending claims;
(ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; and (iii) a slight increase in U.S. Gypsum's historical settlement average. No accrual was recorded for this amount because, pursuant to the Wellington Agreement, U.S. Gypsum's Supporting Insurers are obligated to pay these costs.

      Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimated, based on assumptions supplied by the Center, U.S. Gypsum's maximum total exposure as of May 6, 1993 in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims, claims resolved as part of the class action settlement, and opt out claims, as well as defense costs and other expenses, at approximately $271 million, of which at least $254 million was expected to be paid by insurance. U.S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number of such claims that are filed, which could not be determined.


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

      Eight carriers, including two of the Supporting Insurers, settled U.S. Gypsum's claims for both property damage and personal injury coverage and were dismissed from the Coverage Action entirely. Four of these carriers agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the next four years. Three other excess carriers, including the two settling Supporting Insurers, agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. It cannot presently be determined when such coverage might be reached. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1992, carriers providing a total of approximately $97 million of unexhausted insurance had agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $276 million of coverage that was unexhausted as of December 31, 1992 had agreed to cover Personal Injury Cases under the Wellington Agreement, but continued to contest coverage for Property Damage Cases and remained defendants in the Coverage Action. U.S. Gypsum will continue to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

      As of May 6, 1993, insolvency proceedings had been instituted against four of U.S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975 to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980 to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983 to July 31, 1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963 to April 15, 1971. It is possible that U.S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies.

      It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U.S. Gypsum. The number of Personal Injury Claims pending against U.S. Gypsum has increased in each of the last several years. In addition, many Property Damage Cases are still at an early stage and the potential liability therefrom is consequently uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, as of May 6, 1993, management was unable to determine whether an adverse outcome in the asbestos litigation would have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


Environmental Litigation

      The Corporation and certain of its subsidiaries had been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In substantially all of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimable costs associated with these sites including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.


Industry and Geographic Segments

      Transactions between geographic areas are accounted for on an "arm's-length" basis. No single customer accounted for 4% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

      Intrasegment and intersegment eliminations largely reflect intercompany sales. Segment operating profit/(loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses which benefit more than one segment.

     Variations in the levels of corporate identifiable assets primarily reflect fluctuations in the levels of cash and cash equivalents. Restricted cash of $88 million, which represents the proceeds from the 1991 sale of DAP Inc., formerly a wholly owned subsidiary of the Corporation, is included in corporate identifiable assets for 1992. Information shown in the following tables has been restated to conform to the Corporation's current industry segment organization.

                                                    Operating  Depreciation
January 1 through May 6, 1993             Net        Profit/   Depletion and    Capital    Identifiable
Industry Segments                        Sales       (Loss)    Amortization   Expenditures    Assets
                                                           (Dollars in millions)

North American Gypsum:
     U.S. Gypsum                       $  297       $    29      $    10       $    6       $  964
     CGC (gypsum division)                 30             2            1            1          165
     Other subsidiaries                    24             6            2            -           60
     Eliminations                         (20)            -            -            -            -
     Total Gypsum Products                331            37           13            7        1,189
     Building Products Distribution       156            (1)           1            1          118
     Eliminations                         (49)            -            -            -          (22)
     Total North American Gypsum          438            36           14            8        1,285

Worldwide Ceilings:
     USG Interiors                        115            10            5            2          558
     USG International                     59             1            1            2          204
     CGC (interiors division)              11             2            -            -            9
     Eliminations                         (12)            -            -            -            -
     Total Worldwide Ceilings             173            13            6            4          771

Corporate                                   -           (11)           2            -          139
Eliminations                              (20)            -            -            -           (1)
Total USG Corporation                     591            38           22           12        2,194

Geographic Segments
United States                          $  507       $    28      $    18       $    9       $1,776
Canada                                     48             4            2            1          198
Other Foreign                              65             6            2            2          221
Transfers between geographic areas        (29)            -            -            -           (1)
Total USG Corporation                     591            38           22           12        2,194

                                                    Operating  Depreciation
Year ended December 31, 1992              Net        Profit/   Depletion and    Capital    Identifiable
Industry Segments                        Sales       (Loss)    Amortization   Expenditures   Assets
                                                           (Dollars in millions)

North American Gypsum:
     U.S. Gypsum                       $  871       $    70      $    31       $   25       $  653
     CGC (gypsum division)                 92             -            3            3           67
     Other subsidiaries                    77            17            4            3           57
     Eliminations                         (66)            -            -            -            -
     Total Gypsum Products                974            87           38           31          777
     Building Products Distribution       464             3            2            3           98
     Eliminations                        (142)            -            -            -          (22)
     Total North American Gypsum        1,296            90           40           34          853

Worldwide Ceilings:
     USG Interiors                        354            35           12           11          256
     USG International                    189             -            5            3          125
     CGC (interiors division)              33             4            1            -            8
     Eliminations                         (35)            -            -            -            -
     Total Worldwide Ceilings             541            39           18           14          389

Corporate                                   -           (30)           8            1          423
Eliminations                              (60)            -            -            -           (6)
Total USG Corporation                   1,777            99           66           49        1,659

Geographic Segments
United States                          $1,505       $    76      $    53       $   40       $1,423
Canada                                    149             7            7            6           96
Other Foreign                             208            16            6            3          140
Transfers between geographic areas        (85)            -            -            -            -
Total USG Corporation                   1,777            99           66           49        1,659

                                                                              January 1       Year
                                                                               through        ended
                                                                                May 6     December 31,
Transfers Between Geographic Areas                                              1993           1992
                                                                               (Dollars in millions)

United States                                                                 $   13       $   35
Canada                                                                             8           23
Other Foreign                                                                      8           27
Total                                                                             29           85

Subsidiary Debt Guarantees

      As of May 6, 1993, $340 million aggregate principal amount of Senior 2002 Notes were outstanding. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd., L&W Supply, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, both the obligations of the Corporation under the Credit Agreement and the Senior 2002 Notes. The Combined Guarantors are jointly and severally liable under these guarantees (the "Subsidiary Guarantees"). Holders of the Bank Debt have the right to (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the Bank Debt and Senior 2002 Notes pro rata based on the respective amounts owed thereon) and (ii) amend or eliminate the guarantees. The guarantees will terminate when the Bank Debt is retired regardless of whether any Senior 2002 Notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law) and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

      Subsidiaries other than the Combined Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of Guarantors, primarily included, as of May 6, 1993, CGC, Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries. The long-term debt of the Combined Non-Guarantors of $28 million as of May 6, 1993 has restrictive covenants that restrict, among other things, the payment of dividends.

      The following condensed consolidating information presents:

      (i) Condensed financial statements as of May 6, 1993 and for the period of January 1 through May 6, 1993, and the year ended December 31, 1992: (a) the Corporation on a parent company only basis (the "Parent Company," which was the only entity of the Corporation included in the bankruptcy proceeding);
               (b) the Combined Guarantors; (c) the Combined Non-Guarantors; and (d) the Corporation on a consolidated basis. Due to the Restructuring and implementation of fresh start accounting, the financial statements for the restructured company (periods after May 6, 1993) are not comparable to those of the predecessor company. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is omitted as such separate financial information is not deemed material to investors.

      (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

      (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.

                                             USG CORPORATION
                                          (Predecessor Company)
                              CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                          (Dollars in millions)

                                                                 Combined
                                       Parent       Combined       Non-
                                       Company     Guarantors   Guarantors  Eliminations  Consolidated

January 1 through May 6, 1993
Net sales                             $    -       $   501      $   113       $  (23)      $  591

Gross profit                               1            84           24            -          109

Operating profit/(loss)                  (11)           39           10            -           38

    Equity in net earnings of the
     subsidiaries                       (751)         (169)           -          920            -
    Interest expense, net                 80             3            1            -           84
    Corporate service charge             (92)           92            -            -            -
    Other expense                          1             5            -            -            6
    Reorganization items                  53          (597)        (165)           -         (709)
Earnings before taxes on income,
    extraordinary gain and changes
    in accounting principles             698           705          174         (920)         657
    Taxes on income/(income
     tax benefit)                         37           (24)           4            -           17
Earnings before extraordinary
    gain and changes in
    accounting principles                661           729          170         (920)         640
    Extraordinary gain, net
     of taxes                            944             -            -            -          944
    Cumulative effect of changes in
     accounting principles              (171)           22           (1)           -         (150)
Net earnings                           1,434           751          169         (920)        1,434



Year ended December 31, 1992
Net sales                             $    -       $ 1,503      $   359       $  (85)      $1,777
Gross profit/(loss)                       (2)          251           68            -          317
Operating profit/(loss)                  (30)          105           24            -           99
    Equity in net (earnings)/loss of
      the subsidiaries                   230           (17)           -         (213)           -
    Interest expense, net                310            10            2            -          322
    Corporate service charge            (340)          340            -            -            -
    Other expense/(income)               (73)           75           (1)           -            1
Earnings/(loss) before taxes
    on income                           (157)         (303)          23          213         (224)
    Taxes on income/(income
     tax benefit)                         34           (73)           6            -          (33)
Net earnings/(loss)                     (191)         (230)          17          213         (191)

                                             USG CORPORATION
                                          (Predecessor Company)
                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                          (Dollars in millions)

                                                                 Combined
                                       Parent       Combined       Non-
                                       Company     Guarantors   Guarantors  Eliminations   Consolidated

As of May 6, 1993
Cash and cash equivalents             $   24       $    (7)     $    32       $    -       $   49
Receivables, net                          55           236           49          (25)         315
Inventories                                -           111           39           (2)         148
    Total current assets                  79           340          120          (27)         512
Property, plant and equipment,
    net                                   22           628          117            -          767
Investment in subsidiaries             1,823           312            -       (2,135)           -
Excess reorganization value                -           671          180            -          851
Other assets                            (103)          159            5            3           64
    Total assets                       1,821         2,110          422       (2,159)       2,194

Accounts payable and
    accrued expenses                  $  176       $    76      $    52       $  (24)      $  280
Notes payable and long-term
    debt maturing within one year          3             1           11            -           15
    Total current liabilities            179            77           63          (24)         295
Long-term debt                         1,371            47           28            -        1,446
Deferred income taxes                      -           155           15            -          170
Other liabilities                        267             8            4            -          279

Common stock                               4             1            6           (7)           4
Capital received in excess
    of par value                           -         1,678          306       (1,984)           -
Deferred currency translation              -             -            -            -            -
Reinvested earnings                        -           144            -         (144)           -
    Total stockholders' equity             4         1,823          312       (2,135)           4
    Total liabilities and
     stockholders' equity              1,821         2,110          422       (2,159)       2,194

                                             USG CORPORATION
                                          (Predecessor Company)
                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          (Dollars in millions)

                                                                 Combined
                                       Parent       Combined       Non-
                                       Company     Guarantors   Guarantors   Eliminations  Consolidated

January 1 through May 6, 1993
Net cash flows (to)/from operating
  activities                          $  (90)      $    76      $     -       $    -       $  (14)
    Capital expenditures                   -            (9)          (3)           -          (12)
    Net proceeds from asset dispositions   -             -            -            -            -
Net cash flows to investing activities     -            (9)          (3)           -          (12)
    Issuance of debt                       -             -            5            -            5
    Repayment of debt                      -          (140)          (2)           -         (142)
    Cash dividends (paid)/received         2             -           (2)           -            -
    (Increase)/decrease in restricted
      assets                              44           (12)           -            -           32
    Net cash transfers (to)/from
      Corporate                            9            (9)           -            -            -
Net cash flows (to)/from financing
  activities                              55          (161)           1            -         (105)
Net decrease in cash & equivalents       (35)          (94)          (2)           -         (131)
Cash and cash equivalents -
     beginning                            59            87           34            -          180
Cash and cash equivalents - end           24            (7)          32            -           49



Year ended December 31, 1992
Net cash flows (to)/from operating
  activities                          $  (93)      $   117      $    66       $    -       $   90
    Capital expenditures                  (1)          (39)          (9)           -          (49)
    Net proceeds from asset
      dispositions                         -             2            4            -            6
Net cash flows to investing
    activities                            (1)          (37)          (5)           -          (43)
    Issuance of debt                       -             -           57            -           57
    Repayment of debt                     (4)           (2)         (69)           -          (75)
    Cash dividends (paid)/received         -            56          (56)           -            -
    Increase in restricted assets          -            (4)           -            -           (4)
    Net cash transfers (to)/from
      Corporate                          121          (121)           -            -            -
Net cash flows (to)/from financing
  activities                             117           (71)         (68)           -          (22)
Net increase/(decrease) in cash &
  equivalents                             23             9           (7)           -           25
Cash and cash equivalents -
    beginning                             36            78           41            -          155
Cash and cash equivalents - end           59            87           34            -          180

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board
      of Directors of USG Corporation:

      We have audited the accompanying consolidated balance sheet of USG Corporation (Predecessor Company), a Delaware corporation, and subsidiaries as of May 6, 1993 and the related consolidated statements of earnings and cash flows for the period of January 1 through May 6, 1993 and for the year ended December 31, 1992. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of May 6, 1993 and the results of their operations and their cash flows for the period of January 1 through May 6, 1993 and for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

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

                                                          /s/Arthur Andersen LLP

                                                          ARTHUR ANDERSEN LLP
Chicago, Illinois
January 31, 1994

                                             USG CORPORATION
                                          (Predecessor Company)
                                               SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS
                                          (Dollars in millions)

                                                               Provision      Receivables
                                                              Charged to      Written Off
                                                    Beginning  Costs and     and Discounts    Ending
                                                     Balance   Expenses         Allowed       Balance




January 1 through May 6, 1993

       Doubtful accounts                           $        9   $     3      $      (1)       $    11
       Cash discounts                                       2         8             (8)             2


Year ended December 31, 1992

       Doubtful accounts                                    7         7             (5)             9
       Cash discounts                                       2        24            (24)             2

                                             USG CORPORATION
                                          (Predecessor Company)
                             SUPPLEMENTAL NOTE ON FINANCIAL INFORMATION FOR
                                      UNITED STATES GYPSUM COMPANY
                                    (A SUBSIDIARY OF USG CORPORATION)


        USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. As of May 6, 1993, debentures totaling $41 million were recorded on the holding company's books of account. Financial results for U.S. Gypsum are presented below in accordance with disclosure requirements of the SEC (dollars in millions):

                                      Summary Statement of Earnings
                                                                           January 1        Year
                                                                            through         ended
                                                                            May 6,      December 31,
                                                                             1993           1992

Net sales                                                                 $    297       $    871
Cost and expenses                                                              268            801
Operating profit                                                                29             70
Interest expense, net                                                            -              2
Other income, net                                                                -             (2)
Corporate charges                                                               52            188
Reorganization items                                                          (295)             -
Earnings/(loss) before income tax benefit and
     change in accounting principle                                            272           (118)
Income tax benefit                                                             (11)           (44)
Earnings/(loss) before change in accounting principle                          283            (74)
Cumulative effect of change in accounting principle                             28              -
Net earnings/(loss)                                                            311            (74)

                                          Summary Balance Sheet
                                                                                            As of
                                                                                            May 6,
                                                                                             1993

Current assets                                                                           $    183
Property, plant and equipment, net                                                            486
Excess reorganization value                                                                   306
Other assets                                                                                    9
     Total assets                                                                             984
Current liabilities                                                                      $     33
Other liabilities and obligations                                                             154
Stockholder's equity                                                                          797
     Total liabilities and stockholder's equity                                               984

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           WITH RESPECT TO SUPPLEMENTAL NOTE AND FINANCIAL STATEMENT SCHEDULE



      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of USG Corporation (Predecessor Company) included in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the asbestos litigation as discussed in Notes to the Financial Statements - "Litigation" note. Our report on the consolidated financial statements also includes an explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions and accounting for income taxes as discussed in Notes to Financial Statements - "Cumulative Effect of Changes in Accounting Principles" note. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental note and financial statement schedule on pages 81 and 82 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. The supplemental note and financial statement schedule have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                         /s/Arthur Andersen LLP

                                                         ARTHUR ANDERSEN LLP
Chicago, Illinois
January 31, 1994

                                             USG CORPORATION
                            SELECTED QUARTERLY FINANCIAL DATA (a) (unaudited)
                              (Dollars in millions, except per share data)

                                         First      Second       Third     Fourth     Total
                                        Quarter     Quarter    Quarter    Quarter      Year

1994
         Net sales                      $  506     $   562    $   621     $  601     $ 2,290
         Gross profit (b)                  110         133        153        121         517
         Operating profit (b) (c)           11          32         47         14         104
         Net (loss) (b) (c)                (34)        (17)        (6)       (35)        (92)
         Per common share:
             Net loss (d)                (0.87)      (0.38)     (0.13)     (0.79)      (2.14)
             Price range (e)  -   high      36      32 1/4     24 1/2     21 3/4          36
                                   low  27 1/2      17 3/4     18 3/8     17 1/4      17 1/4
         EBITDA                             66          87        105         67         325

                                                    April 1      May 7
                                         First      through    through      Third      Fourth
                                        Quarter       May 6    June 30    Quarter     Quarter
1993
         Net sales                      $  436     $   155    $   315     $  514     $   496
         Gross profit                       79          30         63        105          95
         Operating profit/(loss) (c)        27          11         (1)         6          (4)
         Net earnings/(loss) (c) (f)      (279)      1,713        (21)       (25)        (83)
         Per common share (g):
             Net loss                        -           -      (0.57)     (0.66)      (2.23)
             Price range (e)  -   high       -           -         14     22 5/8      30 1/2
                                   low       -           -      9 5/8         13      20 1/4
         EBITDA                             46          17         37         65          53


(a)   Due to the Restructuring and implementation of fresh start accounting, the financial statements effective May 7, 1993 for the Restructured Company are not comparable to financial statements prior to that date for the Predecessor Company.

(b)   Fourth quarter 1994 gross profit, operating profit and net loss reflect a $30 million pre-tax charge
      ($17 million after-tax) to cost of sales for asbestos litigation settlements.  Fourth quarter 1994 net loss also reflects a $16 million pre-tax charge ($9 million after-tax) for the write-off of reorganization debt discount.

(c)   Effective May 7, 1993, the Corporation began amortizing its excess reorganization value which reduced operating profit and net earnings.  This non-cash amortization amounted to $42 million, $42 million,
      $43 million and $42 million in the first through fourth quarters of 1994, respectively.  For the period of May 7 through June 30 and the third and fourth quarters of 1993, amortization of excess reorganization value amounted to $28 million, $43 million and $42 million, respectively.

(d)   As a result of common shares issued in the first quarter of 1994, the sum of the losses per common share for the four quarters of 1994, which are based on average shares outstanding during each quarter, does not equal the loss per common share for the year ended December 31, 1994, which is based on the average shares outstanding during the year.

(e)   Stock price ranges are for transactions on the New York Stock Exchange (trading symbol USG), which is the principal market for these securities.  Stockholders of record as of January 31, 1995:  Common -
      6,072; Preferred - none.

(f)   First quarter 1993 net loss reflects a one-time after-tax net charge of $150 million for the cumulative effect of changes in accounting principles and a pre-tax reorganization items expense of
      $69 million.  Net earnings in the period of April 1 through May 6, 1993 include a one-time pre-tax reorganization items gain of $778 million and a one-time after-tax extraordinary gain of $944 million, both of which were associated with the Restructuring.  Net loss in the fourth quarter of 1993 includes an after-tax extraordinary loss of $21 million related to the Corporation's 1994 Equity Offering and
      Note Placement.

(g)   Per-share information for periods prior to May 7, 1993 is omitted because, due to the Restructuring and implementation of fresh start accounting, it is not meaningful.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  A Form 8-K reporting a change of accountants has not been filed within 24 months prior to the date of the most recent financial statements.

                                   PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about directors has been omitted from this report as it will be filed with the SEC in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.


Executive Officers of the Registrant (as of February 1, 1995 except as specified otherwise)

                                                                Has Held
                                                                 Present
   Name, Age                  Prior Business Experience         Position
and Present Position             in Past Five Years               Since


Eugene B. Connolly, 62        President and Chief               January 1994
Chairman and Chief            Executive Officer to
Executive Officer             May 1990; Chairman of
                              the Board and Chief
                              Executive Officer to
                              March 1993; Chairman,
                              President and Chief
                              Executive Officer to
                              January 1994.

William C. Foote, 43          Senior Vice President             January 1994
President and Chief           and General Manager
Operating Officer             Products Central
                              Construction Products
                              Region, United States
                              Gypsum Company to
                              November 1990;
                              Executive Vice President
                              and Chief Operating
                              Officer, L&W Supply
                              Corporation to September
                              1991; President and
                              Chief Executive Officer,
                              L&W Supply Corporation
                              from September 1991 to
                              January 1994; President
                              and Chief Executive
                              Officer, USG Interiors,
                              Inc. from January 1993
                              to January 1994.

J. Bradford James, 48         Director, Corporate               January 1995
Group Vice President,         Strategic Planning USG
Worldwide Ceilings &          Corporation and Vice
International;                President, Finance
President and Chief           & Administration, USG
Executive Officer USG         Interiors,Inc. to
Interiors,Inc.                January 1990; Vice
                              President, Financial
                              and Strategic Plan-
                              ning, USG Corporation
                              to January 1991; Vice
                              President and Chief
                              Financial Officer, USG
                              Corporation to March
                              1993; Senior Vice Pres-
                              ident and Chief Financial
                              Officer, USG Corporation
                              to January 1994; Vice
                              President, USG Corpor-
                              ation, President and
                              Chief Executive Officer,
                              USG Interiors, Inc. to
                              January 1995.

Donald E. Roller, 57          President and Chief               January 1995
Group Vice President,         Executive Officer, USG
North American Gypsum;        Interiors, Inc. to January
President and Chief           1993; Vice President, USG
Executive Officer,            Corporation, President and
United States Gypsum          Chief Executive Officer,
Company                       United States Gypsum
                              Company to January 1995.

Richard H. Fleming, 47        Director, Corporate               January 1995
Senior Vice President         Finance, to January 1991;
and Chief                     Vice President and
Financial Officer             Treasurer to January 1994;
                              Vice President and Chief
                              Financial Office to January
                              1995.

Arthur G. Leisten, 53         Vice President and General        February 1994
Senior Vice President         Counsel to January 1990;
and General Counsel           Senior Vice President and
                              General Counsel to March
                              1993; Senior Vice Presi-
                              dent, General Counsel and
                              Secretary to February 1994.

P. Jack O'Bryan, 59           President and Chief               August 1994
Senior Vice President,        Executive Officer, United
Worldwide Manufacturing       States Gypsum Company to
and Technology                January 1993; Senior Vice
                              President and Chief Tech-
                              nology Officer, USG
                              Corporation to August 1994.

Harold E. Pendexter, Jr., 60  Vice President, Human             January 1991
Senior Vice President         Resources and Administration
and Chief Administrative      to January 1990; Senior
Officer                       Vice President, Human Re-
                              sources and Administration
                              to January 1991.

Raymond T. Belz, 54           Vice President Finance,           January, 1995
Vice President and            United States Gypsum
Controller; Vice              Company to November 1990;
President and Chief           Vice President Financial
Financial Officer,            Services and Financial
North American Gypsum         Administration, United
                              States Gypsum Company to
                              January 1994; Vice Pres-
                              ident and Controller, USG
                              Corporation, Vice President
                              Financial Services, United
                              States Gypsum Company to
                              January 1995.

Brian W. Burrows, 55          Same position.                    March 1987
Vice President, Research
and Development

Matthew P. Gonring, 39        Director, Public Relations        March 1993
Vice President,               to January 1991; Director,
Corporate                     Corporate Communications
Communications                to March 1993.

John E. Malone, 51            Vice President and Con-           January 1994
Vice President and            troller, USG Corporation
Treasurer; Vice               to December 1993; Vice-
President - Finance,          President - Finance, USG
USG International             International since March
                              1993.

James S. Phillips, 65         Vice President, National          January 1995
Vice President                Accounts to December 1990
                              Vice President, Corporate
                              Accounts to January 1995.

Stanley R. Sak, 54            Executive Vice President,         January 1994
Vice President;               USG Interiors, Inc. to
President and                 October 1990; President
Chief Executive               and Chief Executive Officer,
Officer, USG                  USG International to
International                 January 1994; President and
                              Chief Executive Officer,
                              CGC Inc., March 1994 to
                              January 1995

Robert B. Sirgant, 54         Director, Marketing - East        January 1995
Vice President,               Region, United States
Corporate Accounts            Gypsum Company to November
                              1992; Vice President,
                              National Accounts and
                              Marketing - East, United
                              States Gypsum Company to
                              July 1994; Vice President,
                              National Accounts, United
                              States Gypsum Company to
                              January 1995.

S. Gary Snodgrass, 43         Director, Corporate Human         February 1995
Vice President, Human         Resources Planning,
Resources - Operation;        USG Corporation and Vice
Vice President, Human         President, Human Resources,
Resources, Worldwide          USG Interiors, Inc. to
Ceilings                      November 1990; Director,
                              Human Resources, USG Corpor-
                              ation to September 1992;
                              Vice President, Management
                              Resources and Employee
                              Relations to January 1994;
                              Vice President, Human
                              Resources - Operations to
                              February 1995.

Frank R. Wall, 61             Senior Vice President and         March 1995
Vice President;               General Manager,
President and                 Western Construction
Chief Executive               Products Region, United
Officer, L&W                  States Gypsum Company
Supply Corporation            to January 1990; Senior
                              Vice President, Operating
                              Services, United States
                              Gypsum Company to April
                              1993; Executive Vice
                              President and Chief
                              Operating Officer, L&W
                              Supply Corporation to
                              January 1994, President
                              and Chief Executive Officer,
                              L&W Supply to March 1995.

Dean H. Goossen, 47           Vice President, General           February 1994
Corporate Secretary           Counsel and Secretary,
Corporation                   Xerox Financial Services
                              Life Insurance Company to
                              February 1993; Assistant
                              Secretary, USG to February
                              1994.

Paul J. Vanderberg, 35        Director, Planning, United        January 1995
President and Chief           States Gypsum Company to
Executive Officer,            February 1990; General
CGC Inc.                      Manager, Materials Division,
                              United States Gypsum Company
                              to February 1992; General
                              Manager, Durock, United
                              States Gypsum Company to
                              March 1994; Director,
                              Marketing Services and
                              Planning, United States
                              Gypsum Company from November
                              1992 to March 1994; Executive
                              Vice President and Chief
                              Operating Officer, CGC
                              Inc. to January 1995.


Item 11.  EXECUTIVE COMPENSATION

  The Information required by Item 11 has been omitted from this report as it will be filed with the SEC in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Information required by Item 12 has been omitted from this report as it will be filed with the SEC in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Information required by Item 13 has been omitted from this report as it will be filed with the SEC in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.

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

  Exhibit
    No.

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

    4 Instruments defining the rights of security holders, including indentures:
           (a) Indenture dated as of October 1, 1986 between USG Corporation and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on Form S-3, dated October 7, 1986).
           (b) Resolutions dated December 16, 1986 of a Special Committee created by the Board of Directors of USG Corporation (incorporated by reference to Exhibit 4(b) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
           (c) Resolutions dated March 5, 1987 of a Special Committee created by the Board of Directors of USG Corporation (incorporated by reference to Exhibit 4(c) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
           (d) Resolutions dated March 6, 1987 of a Special Committee created by the Board of Directors of USG Corporation(incorporated by reference to Exhibit 4(d) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
           (e) Consent Resolutions adopted by a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 9 1/4% Senior Notes due 2001 (incorporated by reference to Exhibit 4(f) of USG Corporation's Registration No. 33-51845 on Form S-1).
           (f) Indenture dated as of April 26, 1993 among USG Corporation, certain guarantors and State Street Bank and Trust Company, as Trustees, relating to USG Corporation's 10 1/4% Senior Notes due 2002 (incorporated by reference to Exhibit 4.2 of USG Corporation's Form 8-K, dated May 7, 1993).
           (g) Indenture dated as of August 10, 1993 among USG Corporation, certain guarantors and State Street Bank and Trust Company, as Trustee, relating to USG Corporation's 10 1/4% Senior Notes due 2002, Series B (incorporated by reference to
                 Exhibit 4(f) of USG Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 dated August 12, 1993.
           (h) Warrant Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Warrant Agent, relating to USG Corporation's Warrants (incorporated by reference to Exhibit 4.3 of USG Corporation's Form 8-K, dated May 7, 1993).
           (i)   Form of Warrant Certificate (incorporated by reference to
                 Exhibit 4(g) of Amendment No. 4 to USG Corporation's Registration Statement No. 33-40136 on Form S-4, dated November 12, 1992).
           (j) Rights Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated May 7, 1993).
           (k) Form of Common Stock certificate (incorporated by reference to Exhibit 4.4 to USG Corporation's Form 8-K, dated May 7,
                 1993).

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

    10     Material contracts:
           (a) Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation's Registration Statement No. 33-40136 on Form S-4, dated February 3, 1993).
           (b) Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of July 1, 1993 and dated November 30, 1993 (incorporated by reference to Exhibit 10(c) of USG Corporation's Registration No. 33-51845 on Form S-1).
           (c) First Amendment of USG Corporation Supplemental Retirement Plan, effective as of November 15, 1993 and dated December 2, 1993 (incorporated by reference to Exhibit 10(d) of USG Corporation's Registration No. 33-51845 on Form S-1).
           (d) Termination Compensation Agreements (incorporated by reference to Exhibit 10(h) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).
           (e)   USG Corporation Severance Plan for Key Managers, dated
                 May 15, 1991 (incorporated by reference to Exhibit 10(i) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).
           (f)   Indemnification Agreements (incorporated by reference to
                 Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).
           (g) Form of Change of Control Waiver (incorporated by reference to Exhibit 10(t) of USG Corporation's 1992 Annual Report on Form 10-K dated March 26, 1993).
           (h) Incentive Recovery Program - Waiver of Full Payment (incorporated by reference to Exhibit 10(u) of USG Corporation's 1992 Annual Report on Form 10-K, dated
                 March 26, 1993).
           (i) Amended and Restated Credit Agreement dated as of May 6, 1993 among USG Corporation and USG Interiors, Inc., as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company, Chemical Bank and Citibank, N.A., as Agents; and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 8-K filed by USG Corporation on May 7, 1993).
           (j) First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4M of USG Corporation's Registration Statement No. 35-65804 on Form S-1, dated July 9, 1993).
           (k) Second Amendment to Amended and Restated Credit Agreement (incorporated by reference to 10(n) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).
           (l) Third Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10 of USG Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 dated August 12, 1994).
           (m) Letter of Credit Issuance and Reimbursement Agreement dated as of May 6, 1993 between USG Interiors, Inc. and Chemical Bank (incorporated by reference to Exhibit 10.12 of Form 8-K filed by USG Corporation on May 7, 1993).
           (n) Amended and Restated Collateral Trust Agreement dated as of May 6, 1993 among USG Corporation, USG Interiors, Inc. and USG Foreign Investments, Ltd., as grantors, and Wilmington Trust Company and William J. Wade, as Trustees (incorporated by reference to Exhibit 10.6 of Form 8-K filed by USG Corporation on May 7, 1993).
           (o) Amended and Restated Company Pledge Agreement dated as of May 6, 1993 among USG Corporation, Wilmington Trust Company and William J. Wade (incorporated by reference to Exhibit 10.7 of Form 8-K filed by USG Corporation on May 7,
                 1993).
           (p) Amended and Restated Subsidiary Pledge Agreement dated as of May 6, 1993 among USG Interiors, Inc., Wilmington Trust Company and William J. Wade (incorporated by reference to
                 Exhibit 10.8 of Form 8-K filed by USG Corporation on May 7,
                 1993).
           (q) Amended and Restated Subsidiary Pledge Agreement dated as of May 6, 1993 among USG Foreign Investments, Ltd., Wilmington Trust Company and William J. Wade (incorporated by reference to Exhibit 10.9 of Form 8-K filed by USG Corporation on
                 May 7, 1993).
           (r)   Amended and Restated Share Pledge Agreement dated as of
                 May 6, 1993 among USG Foreign Investments, Ltd., Wilmington Trust Company and William J. Wade (incorporated by reference to Exhibit 10.10 of Form 8-K filed by USG Corporation on
                 May 7, 1993).
           (s) Amended and Restated Deed of Charge dated as of May 6, 1993 among USG Foreign Investments, Ltd., Wilmington Trust Company and William J. Wade (incorporated by reference to
                 Exhibit 10.11 of Form 8-K filed by USG Corporation on May 7,
                 1993).
           (t) Amended and Restated Company Guaranty dated as of May 6, 1993 made by USG Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed by USG Corporation on May 7,
                 1993).
           (u) Amended and Restated Subsidiary Guaranty dated as of May 6, 1993 made by USG Interiors, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by USG Corporation on
                 May 7, 1993).
           (v) Form of Amended and Restated Subsidiary Guaranty dated as of May 6, 1993 made by each of United States Gypsum Company, USG Foreign Investments, Ltd., L&W Supply Corporation, USG Interiors International, Inc., La Mirada Products Co., Inc., Westbank Planting Company, American Metals Corporation and USG Industries, Inc. (incorporated by reference to Exhibit
                 10.5 of Form 8-K filed by USG Corporation on May 7, 1993).
           (w) Consent and Agreement dated as of August 22, 1991 with respect to the Old Credit Agreement dated as of July 1, 1988 (incorporated by reference to Exhibit 10(ai) of USG Corporation's Form 8-K, dated August 23, 1991).
           (x) First Amendment dated as of March 12, 1993 with respect to the Consent and Agreement dated as of August 22, 1991 (incorporated by reference to Exhibit 10(ap) of USG Corporation's 1992 Annual Report on Form 10-K, dated
                 March 26, 1993).
           (y) Deposit Agreement dated as of September 19, 1991 (incorporated by reference to Exhibit 10(aq) of USG Corporation's 1992 Annual Report on Form 10-K, dated
                 March 26, 1993).
           (z) First Amendment dated as of March 12, 1993 to the Deposit Agreement (incorporated by reference to Exhibit 10(ar) of USG Corporation's 1992 Annual Report on Form 10-K, dated March 26, 1993).
           (aa) Agreement, dated August 31, 1992, among USG Corporation and the Ad Hoc Committee of Holders of 13 1/4% Senior Subordinated Debentures of USG Corporation due 2000 (incorporated by reference to Exhibit 10(aq) of Amendment No. 4 to USG Corporation's Registration Statement
                 No. 33-40136 on Form S-4).
           (ab) Letter Agreement dated February 25, 1993 among USG Corporation, Water Street Corporate Recovery Fund, L.P., the Goldman Sachs Group, L.P. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10(au) of USG Corporation's 1992 Annual Report on Form 10-K, dated
                 March 26, 1993).
           (ac) Bankruptcy Court Order issued April 23, 1993 confirming USG Corporation's Prepackaged Plan of Reorganization (incorporated by reference to Exhibit 28.1 of Form 8-K filed by USG Corporation on May 7, 1993).
           (ad)  Consulting Agreement dated July 1, 1990, as amended
                 March 23, 1992, between USG Corporation and William L. Weiss (incorporated by reference to Exhibit 10(au) of Amendment No. 4 to USG Corporation's Registration Statement
                 No. 33-40136 on Form S-4).
           (ae) Consulting Agreement dated August 11, 1993 between USG Corporation and James W. Cozad (incorporated by reference to
                 Exhibit 10(aw) in USG Corporation's Registration Statement 33-51845, on Form S-1).
           (af) Form of Employment Agreement dated May 12, 1993 (incorporated by reference to Exhibit 10(h) of Amendment
                 No. 1 to USG Corporation's Registration Statement
                 No. 33-61152 on Form S-1).
           (ag) Amendment of Termination Compensation Agreements (incorporated by reference to Exhibit 10(j) of Amendment
                 No. 1 to USG Corporation's Registration Statement
                 No. 33-61152 on Form S-1).
           (ah) Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(l) of Amendment No. 1 on USG Corporation's Registration Statement No. 33-61152 on Form S-1).
           (ai) Form of First Amendment to Amended and Restated Collateral Trust Agreement (incorporated by reference to Exhibit 10(w) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-61152 on Form S-1).
           (aj) Form of First Amendment to Amended and Restated Subsidiary Guaranty (incorporated by reference to Exhibit 10(ae) of Amendment No. 2 to USG Corporation's Registration Statement No. 33-61152 on Form S-1).
           (ak) First Amendment to Management Performance Plan, effective November 15, 1993 and dated February 1, 1994 (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form S-
                 1).
           (al) Modification letter dated February 1, 1994 to Nonqualified Stock Option Agreement dated June 1, 1993 between USG Corporation and Eugene B. Connolly (incorporated by reference to Exhibit 10(ar) of Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form S-1).
           (am)  1994 Annual Management Incentive Program - USG Corporation
           (an) Letter Agreement dated July 28, 1994 between USG Corporation and Eugene B. Connolly.

    11     Computation of Earnings/(Loss) Per Common Share

    22     Subsidiaries

    24     Consents of Experts and Counsel
                 (a) Consent of Arthur Andersen LLP

    25     Power of Attorney

    27     Financial Data Schedule


(b)  Reports on Form 8-K:

   No reports on Form 8-K were filed during the fourth quarter of 1994.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    USG CORPORATION
March 8, 1995


                                    By:  /s/ Richard H. Fleming
                                      Richard H. Fleming
                                      Senior Vice President and
                                      Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Eugene B. Connolly                       March 8, 1995
EUGENE B. CONNOLLY
Chairman of the Board,
Chief Executive Officer and
Director
(Principal Executive Officer)


/s/ Richard H. Fleming                       March 8, 1995
RICHARD H. FLEMING
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                          March 8, 1995
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT,  KEITH A. BROWN,      )   By:/s/ Richard H. Fleming
W. H. CLARK, JAMES C. COTTING, LAWRENCE  )     Richard H. Fleming
M. CRUTCHER, WADE FETZER III, WILLIAM C. )     Attorney-in-fact
FOOTE, DAVID W. FOX, PHILIP C. JACKSON,  )     Pursuant to Power of Attorney
JR. MARVIN E. LESSER, JOHN B. SCHWEMM,   )     (Exhibit 24 hereto)
JUDITH A. SPRIESER, BARRY L. ZUBROW,     )     March 8, 1995
Directors                                )