Form 10-Q
period 1995-03-31
USG CORP
filed 1995-05-11
CIK 757011

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995

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

As of April 30, 1995, 45,088,634 shares of USG common stock were outstanding.

                     Table of Contents


PART I  FINANCIAL STATEMENTS
Item 1. Financial Statements:

   Consolidated Statement of Earnings:
         Three Months Ended March 31, 1995 and 1994

   Consolidated Balance Sheet:
         As of March 31, 1995 and December 31, 1994

   Consolidated Statement of Cash Flows:
         Three Months Ended March 31, 1995 and 1994

   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Report of Independent Public Accountants

PART II  OTHER INFORMATION
Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements


                             USG CORPORATION
                   CONSOLIDATED STATEMENT OF EARNINGS
               (Dollars in millions except per share data)
                               (Unaudited)
                                                       Three Months ended
                                                            March 31,
                                                        1995        1994


Net sales                                             $    598    $    506

Cost of products sold                                      446         396

Gross profit                                               152         110

Selling and administrative expenses                         60         57

Amortization of excess reorganization value                 42          42

Operating profit                                            50          11

Interest expense                                            27         37

Interest income                                             (2)         (3)

Other expense/(income), net                                  -           1

Earnings/(loss) before taxes on income                      25         (24)

Taxes on income                                             27          10

Net loss                                                    (2)        (34)

Net loss per common share                                (0.05)      (0.87)

Dividends paid per common share                              -          -

Average number of common shares                     45,085,540  39,134,246


See accompanying Notes to Consolidated Financial Statements.


                             USG CORPORATION
                       CONSOLIDATED BALANCE SHEET
                          (Dollars in millions)
                               (Unaudited)


                                                    As of          As of
                                                  March 31,    December 31,
                                                    1995           1994
Assets
Current Assets:
Cash and cash equivalents                       $        94    $       197
Receivables (net of reserves - $16 and $14)             296           274
Inventories                                             190            173
Total current assets                                    580            644

Property, plant and equipment (net of reserves
for depreciation and depletion - $90 and $80)           770            755
Excess reorganization value (net of accumulated
amortization - $324 and $282)                           519            561
Other assets                                            171            164
Total Assets                                          2,040          2,124


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                        145            122
Accrued expenses                                        217            253
Notes payable                                             5              1
Long-term debt maturing within one year                   3             44
Taxes on income                                          51             35
Total current liabilities                               421            455

Long-term debt                                        1,018          1,077
Deferred income taxes                                   177            179
Other liabilities                                       426            421

Stockholders' Equity/(Deficit):
Preferred stock                                           -              -
Common stock                                              5              5
Capital received in excess of par value                 221            221
Deferred currency translation                            (5)           (13)
Reinvested earnings/(deficit)                          (223)          (221)
Total stockholders' equity/(deficit)                     (2)            (8)
Total Liabilities and Stockholders' Equity            2,040          2,124


See accompanying Notes to Consolidated Financial Statements.

                             USG CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in millions)
                               (Unaudited)
                                                       Three Months ended
                                                            March 31,
                                                        1995        1994

Operating Activities:
Net loss                                              $     (2)   $    (34)
Adjustments to reconcile net loss to net cash:
Amortization of excess reorganization value                 42          42
Depreciation, depletion and other amortization              17          18
Deferred income taxes                                       (2)          7
Net (gain)/loss on asset dispositions                       (3)          -
(Increase)/decrease in working capital:
Receivables                                                (22)        (25)
Inventories                                                (17)        (21)
Payables                                                    39          15
Accrued expenses                                           (36)          2
Increase in other assets                                    (7)         (9)
Increase in other liabilities                                5           4
Net cash flows (to)/from operating activities               14          (1)


Investing Activities:
Capital expenditures                                       (24)         (7)
Net proceeds from asset dispositions                         6           -
Net cash flows to investing activities                     (18)         (7)


Financing Activities:
Issuance of debt                                             6         114
Repayment of debt                                         (105)       (207)
Proceeds from public offering of common stock                -         224
Net cash flows (to)/from financing activities              (99)        131


Net increase/(decrease) in cash & cash equivalents        (103)        123
Cash & cash equivalents at beginning of period             197         211
Cash & cash equivalents at end of period                    94         334


Supplemental Cash Flow Disclosures:
Interest paid                                               25          22
Income taxes paid                                           13           4


See accompanying Notes to Consolidated Financial Statements.

                             USG CORPORATION
               Notes to Consolidated Financial Statements
                               (Unaudited)


(1)The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1995 and December 31, 1994; and results of operations and cash flows for the three months ended March 31, 1995 and 1994. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1994 Annual Report on Form 10-K dated March 8, 1995.


(2)In the fourth quarter of 1994, the Corporation established a revolving accounts receivable facility. Under this new financing program, the trade receivables of United States Gypsum Company ("U.S. Gypsum") and USG Interiors, Inc. ("USG Interiors") are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chemical Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


(3)On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May 7, 1993.


 (4)Income tax expense amounted to $27 million and $10 million for the three months ended March 31, 1995 and 1994, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP 90-7, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

   The Corporation has NOL Carryforwards of $49 million remaining from 1992. These NOL Carryforwards may be used to offset U.S. taxable income through 2007. The Internal Revenue Code limits the Corporation's annual use of its NOL Carryforwards to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Internal Revenue Code to the exchange of stock for debt, the Corporation's NOL Carryforwards to 1994 and later years could be reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.


(5)As of March 31, 1995, 2,750,555 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 11,105 common shares were reserved for future grants.


(6)One of the Corporation's operating subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. The carriers are seeking reconsideration of the Illinois Supreme Court's refusal to review the appellate court's ruling. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


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

(7)On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $22 million and $33 million were recorded on the holding company's books of account as of March 31, 1995 and December 31, 1994, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):

                                                       Three Months ended
                                                            March 31,
         Summary Statement of Earnings                        1995        1994

         Net sales                                          $    332    $    269
         Cost and expenses                                       255         224
         Amortization of excess reorganization value              15          15
         Operating profit                                         62          30
         Interest expense, net                                     -           -
         Corporate charges                                        22          24
         Earnings before taxes on income                          40           6
         Taxes on income                                          21           9
         Net earnings/(loss)                                      19          (3)

                                                        As of       As of
                                                      March 31,   Dec. 31,
   Summary Balance Sheet                                1995        1994

   Current assets                                     $    381   $     345
   Property, plant and equipment, net                      503         491
   Excess reorganization value, net                        189         204
   Other assets                                            106         103
   Total assets                                          1,179       1,143

   Current liabilities                                     212         197
   Other liabilities and obligations                       256         256
   Stockholder's equity                                    711         690
   Total liabilities and stockholder's equity            1,179       1,143


(8)As of March 31, 1995, $298 million aggregate principal amount of 10 1/4% senior notes due 2002 were outstanding. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd.,
   L&W Supply Corporation, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada
   Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, the obligations of the Corporation under its bank term loans' credit agreement and 10 1/4% senior notes. The Combined Guarantors are jointly and severally liable under the guarantees. Holders of the bank term loans have the right to: (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the bank term loans and 10
   1/4% senior notes pro rata based on the respective amounts owed thereon); and (ii) amend or eliminate the guarantees. The guarantees will terminate when the bank term loans are retired regardless of whether any such 10 1/4% senior notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of: (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law); and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs.
   The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

   Subsidiaries other than the Combined Guarantors (the "Combined
   Non-Guarantors"), substantially all of which are subsidiaries of Guarantors, primarily include CGC Inc., Gypsum Transportation
   Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Pacific subsidiaries. USG Funding is also a Non-Guarantor. The long-term debt of the Combined Non-Guarantors of $84 million as of March 31, 1995 and December 31, 1994, has restrictive covenants that restrict, among other things, the payment of dividends.

   The following condensed consolidating information presents:

   (i) Condensed financial statements as of March 31, 1995 and December 31, 1994 and for the three months ended March 31, 1995 and 1994 of (a) the Corporation on a parent company only basis, (b) the Combined Guarantors, (c) the Combined Non-Guarantors and (d) the Corporation on a consolidated basis. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is not deemed material to investors and is omitted.)

   (ii) The Parent Company and Combined Guarantors shown with their investments in their subsidiaries accounted for on the equity method.

   (iii) Elimination entries necessary to consolidate the Parent Company and its subsidiaries.


                                  USG CORPORATION
                   CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               (Dollars in millions)
                                                    Combined
                             Parent     Combined      Non-
                             Company   Guarantors  Guarantors Eliminations Consolidated
Three Months ended 3/31/95
Net sales                  $       -   $     530  $       97  $      (29) $     598
Gross profit/(loss)                -         132          20           -        152
Operating profit/(loss)          (10)         59           1           -         50
Equity in net (earnings)/loss
of the subsidiaries                4           -           -          (4)         -
Interest expense, net             23           -           2           -         25
Corporate service charge         (38)         41          (3)          -          -
Other expense/(income), net       (1)          3          (2)          -          -
Earnings/(loss) before taxes on
income                             2          15           4           4         25
Taxes on income                    4          20           3           -         27
Net earnings/(loss)               (2)         (5)          1           4         (2)





Three Months ended 3/31/94
Net sales                        $         -  $        443  $        88   $       (25) $       506
Gross profit/(loss)                        -            92           18             -          110
Operating profit/(loss)                   (9)           21           (1)            -           11
Equity in net (earnings)/loss
  of the subsidiaries                     32             4            -           (36)           -
Interest expense, net                     33             -            1             -           34
Corporate service charge                 (42)           42            -             -            -
Other expense/(income), net                1             -            -             -            1
Earnings/(loss) before taxes on
  income                                 (33)          (25)          (2)           36          (24)
Taxes on income                            1             7            2             -           10
Net earnings/(loss)                      (34)          (32)          (4)           36          (34)

                                          USG CORPORATION
                               CONDENSED CONSOLIDATING BALANCE SHEET
                                              (Dollars in millions)

                                                                      Combined
                                         Parent        Combined         Non-
As of 3/31/95                            Company      Guarantors     Guarantors    Eliminations   Consolidated

Cash and cash equivalents            $          79  $          (9) $          24  $           -  $          94
Receivables, net                                 1            138            194            (37)           296
Inventories                                      -            144             50             (4)           190
    Total current assets                        80            273            268            (41)           580
Property, plant and equipment, net              15            633            122              -            770
Investment in subsidiaries                   1,441            268              -         (1,709)             -
Excess reorganization value, net                 -            414            105              -            519
Other assets                                  (241)           440            (30)             2            171
    Total assets                             1,295          2,028            465         (1,748)         2,040

Accounts payable and accrued
    expenses                                    77            307             65            (36)           413
Notes payable and LTD maturing
    within one year                              -              2              6              -              8
    Total current liabilities                   77            309             71            (36)           421
Long-term debt                                 897             37             84              -          1,018
Deferred income taxes                            6            154             16              1            177
Other liabilities                              312            109              4              1            426

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,438            364         (1,802)           221
Deferred currency translation                    -              -             (5)             -             (5)
Reinvested earnings/(deficit)                 (223)           (20)           (75)            95           (223)
    Total stockholders' equity/
       (deficit)                                 3          1,419            290         (1,714)            (2)
    Total liabilities and
       stockholders' equity                  1,295          2,028            465         (1,748)         2,040



As of 12/31/94
Cash and cash equivalents            $         178  $         (11) $          30  $           -  $         197
Receivables, net                                 -            135            173            (34)           274
Inventories                                      -            136             43             (6)           173
    Total current assets                       178            260            246            (40)           644
Property, plant and equipment, net              15            623            117              -            755
Investment in subsidiaries                   1,436            261              -         (1,697)             -
Excess reorganization value, net                 -            447            114              -            561
Other assets                                  (227)           426            (28)            (7)           164
    Total assets                             1,402          2,017            449         (1,774)         2,124

Accounts payable and accrued
    expenses                                    83            298             63            (34)           410
Notes payable and LTD maturing
    within one year                             41              2              2              -             45
    Total current liabilities                  124            300             65            (34)           455
Long-term debt                                 956             37             84              -          1,077
Deferred income taxes                            9            155             15              -            179
Other liabilities                              308            109              4              -            421

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,438            364         (1,802)           221
Deferred currency translation                    -              -            (13)             -            (13)
Reinvested earnings/(deficit)                 (221)           (23)           (76)            99           (221)
    Total stockholders' equity/
       (deficit)                                 5          1,416            281         (1,710)            (8)
    Total liabilities and
       stockholders' equity                  1,402          2,017            449         (1,744)         2,124

                                                 USG CORPORATION
                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
Three Months ended 3/31/95               Company      Guarantors     Guarantors    Eliminations   Consolidated

Net cash flows (to)/from
    operating activities             $         (42) $          67  $         (11) $           -  $          14
    Capital expenditures                         -            (21)            (3)             -            (24)
    Net proceeds from asset
       dispositions                              -              -              6              -              6
Net cash flows (to)/from
    investing activities                         -            (21)             3              -            (18)
    Issuance of debt                             -              -              6              -              6
    Repayment of debt                         (102)             -             (3)             -           (105)
    Cash dividends (paid)/received               -              1             (1)             -              -
    Net cash transfers (to)/from
       corporate                                45            (45)             -              -              -
Net cash flows (to)/from:
    financing activities                       (57)           (44)             2              -            (99)
Net increase/(decrease) in cash
    & cash equivalents                         (99)             2             (6)             -           (103)
Cash & cash equivalents - beginning            178            (11)            30              -            197
Cash & cash equivalents - end                   79             (9)            24              -             94


Three Months ended 3/31/94
Net cash flows (to)/from
    operating activities             $         (23) $          17  $           5  $           -  $          (1)
    Capital expenditures                         -             (6)            (1)             -             (7)
    Net proceeds from asset
       dispositions                              -              -              -              -              -
Net cash flows (to)/from
    investing activities                         -             (6)            (1)             -             (7)
    Issuance of debt                            85              -             29              -            114
    Repayment of debt                         (189)             -            (18)             -           (207)
    Proceeds from stock offering               224              -              -              -            224
    Cash dividends (paid)/received               -             11            (11)             -              -
    Net cash transfers (to)/from
       corporate                                26            (26)             -              -              -
Net cash flows (to)/from
    financing activities                       146            (15)             -              -            131
Net increase/(decrease) in cash
    & cash equivalents                         123             (4)             4              -            123
Cash & cash equivalents - beginning            187             (8)            32              -            211
Cash & cash equivalents - end                  310            (12)            36              -            334

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Comparing the first three months of 1995 and 1994, net sales increased $92 million, or 18.2%. Improved sales were reported for each of USG Corporation's core businesses, North American Gypsum and Worldwide Ceilings, as a result of strong housing starts in the fourth quarter of 1994, growth in repair and remodel activity and improving commercial and institutional construction.

Gross profit as a percentage of net sales rose to 25.4% from 21.7% due to higher selling prices for all major product lines.

Selling and administrative expenses increased $3 million, or 5.3%. However, as a percentage of net sales, these expenses improved to 10.0% from 11.3%.

Amortization of excess reorganization value, which was established in connection with USG's financial restructuring in May 1993 and is being amortized over a five-year period, reduced operating profit by $42 million in each first quarter period.

Because of the continuing amortization of excess reorganization value, USG reports EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) to facilitate comparisons of current and historical results. EBITDA amounted to $106 million in the first three months of 1995, an increase of $40 million, or 60.6%, versus the corresponding 1994 period. (Note: EBITDA should not be considered as an alternative to net earnings as an indicator of operating performance or to cash flows as a measure of overall liquidity.)

Interest expense in the first three months of 1995 declined $10 million, or 27.0%, compared with the first three months of 1994 primarily reflecting a $389 million net reduction of debt principal since March 31, 1994.

Income tax expense amounted to $27 million and $10 million for the three months ended March 31, 1995 and 1994, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.

Net losses of $2 million and $34 million were reported in the first three months of 1995 and 1994, respectively. However, the non-cash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $43 million, or $0.96 per share, and $46 million, or $1.17 per share, in the respective quarters.
The following is an analysis of USG's results of operations by core business (dollars in millions):

                                                             Three Months ended March 31,
                                                        Net Sales                       EBITDA
                                                  1995           1994            1995            1994

North American Gypsum:
U.S. Gypsum Company                             $   332        $   269             $86             $53
L&W Supply Corporation                              174            139               4               1
CGC Inc. (gypsum)                                    25             24               3               2
Other subsidiaries                                   17             19               5               5
Eliminations                                        (78)           (63)              -               -
Total North American Gypsum                         470            388              98              61

Worldwide Ceilings:
USG Interiors, Inc.                                  95             96              15              13
USG International                                    56             45               2               1
CGC Inc. (interiors)                                  8              8               1               1
Eliminations                                        (10)            (9)              -               -
Total Worldwide Ceilings                            149            140              18              15

Corporate                                             -              -             (10)            (10)
Eliminations                                        (21)           (22)              -               -
Total USG Corporation                               598            506             106              66


North American Gypsum

Net sales of $470 million increased $82 million, or 21.1%, and EBITDA of $98 million increased $37 million, or 60.7%, over the first three months of 1994.

For U.S. Gypsum, improved results were driven by the continuing strong demand for gypsum wallboard and related products. Despite unfavorable weather conditions in several parts of the United States, wallboard shipments in the first quarter of 1995 totalled 1.925 billion square feet, a first quarter record and an increase of 3% over the prior-year period. U.S. Gypsum's wallboard plants operated at 96% of capacity in the first three months of 1995 compared to an industry average of 93%. Realized selling prices for wallboard averaged $112.26 per thousand square feet, up 25% and 5% compared to the first and fourth quarters of 1994, respectively. However, improved wallboard margins resulting from the higher selling prices were partially offset by increased unit manufacturing costs as a result of the rising cost of purchased waste paper. Compared to the fourth quarter of 1994, rising waste paper costs resulted in a $2.50 per thousand square feet increase in wallboard unit manufacturing costs. Based on preliminary data issued by the U.S. Bureau of the Census, first quarter 1995 seasonally adjusted annual housing starts averaged 1.297 million privately owned units, down 5% from the average reported a year ago for 1994. Due to the lagged effect on demand for wallboard, first quarter 1995 housing starts will impact second quarter shipments. Approximately 50% of industry demand for wallboard is generated by new housing starts.

L&W Supply Corporation, USG's building products distribution business, experienced the highest level of first quarter net sales in its history. This performance resulted from record sales of gypsum products, which account for approximately 50% of L&W Supply's total sales, and increased sales of most non-gypsum product lines. Improved results for non-gypsum products were led by drywall metal, ceiling products and insulation.

Results for CGC Inc.'s gypsum business reflect low levels of new residential construction in eastern Canada, offset by export opportunities and growth in the repair and remodel market. Consequently, CGC's net sales and EBITDA improved slightly compared to the first three months of 1994 due to higher wallboard selling prices and increased shipments of wallboard to the United States, offset to a large extent by decreased shipments in eastern Canada.




Worldwide Ceilings

Net sales of $149 million increased $9 million, or 6.4%, and EBITDA of $18 million increased $3 million, or 20.0%, over the first three months of 1994.

Slightly lower net sales for USG Interiors reflect the absence of results in 1995 for the floor division which was divested in December 1994. Excluding floor division results in 1994, net sales and EBITDA for USG Interiors increased 7.2% and 15.4%, respectively. These improvements reflect higher average selling prices for ceiling tile and grid and record first quarter ceiling tile shipments largely due to strong retail and export sales.

USG International reported increased sales in all three of its principal geographic markets: Europe, Latin America and the Pacific. Results for Europe benefited from records in production volume, cost performance and net sales.





Liquidity and Capital Resources

The Corporation significantly strengthened its liquidity and capital resources through its 1993 financial restructuring and subsequent refinancing activities. A major financial objective of the Corporation following its 1993 restructuring has been to deleverage its balance sheet. Since May 1993, outstanding debt has been reduced by over $500 million, eliminating most scheduled maturities until 2000. In the absence of significant unanticipated cash demands, the Corporation believes that cash generated by operations and the estimated levels of liquidity available to it will be sufficient to satisfy its debt service requirements and other capital requirements.

As of March 31, 1995, working capital (current assets less current liabilities) amounted to $159 million and the ratio of current assets to current liabilities was 1.38 to 1, versus December 31, 1994 when working capital amounted to $189 million and the ratio of current assets to current liabilities was 1.42 to 1.

In the first three months of 1995, cash and cash equivalents decreased to $94 million from $197 million primarily due to a net reduction in debt of $99 million. First quarter debt repayments included $91 million of bank term loans, $41 million of which satisfied the remaining 1994 cash sweep obligation in accordance with the bank term loans' credit agreement. Receivables (net of reserves) increased $22 million, or 8.0%, to $296 million, inventories increased $17 million, or 9.8%, to $190 million and accounts payable increased $23 million, or 18.9%, to $145 million. These increases primarily reflect normal seasonal fluctuations.

In the first quarter of 1995, USG's bank term loans' credit agreement was amended for the fourth time since the 1993 financial restructuring. The principal change will permit USG to use excess cash flows generated in the course of a year to make debt paydowns on senior debt and bank term loans in equal amounts at any time during the year, which under the former cash sweep provisions of the credit agreement was limited to year-end payments. This amendment also provides enhanced financial flexibility in the areas of, among others, repurchases of certain public debt and capital spending.

Capital expenditures amounted to $24 million in the first three months of 1995, compared with $7 million in the corresponding 1994 period. The Corporation expects that capital expenditures will exceed $100 million in 1995. Substantial capital investments underway at U.S. Gypsum include various projects that will be completed in 1995 to increase wallboard capacity by 600 million square feet through line accelerations and to reduce manufacturing costs. USG Interiors announced a $45 million expansion of its ceiling tile plant in Greenville, Miss., scheduled for completion in 1996 and L&W Supply continues to expand by adding distribution centers and diversifying its product offerings. As of March 31, 1995, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $102 million compared with $61 million as of December 31, 1994. The Corporation's capital investment plans for the next several years anticipate spending at, or above, current levels so long as operating cash flows support such levels and the growth opportunities for such investments remain attractive. The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to the Corporation's current operations, and the Corporation believes that its available liquidity would be generally adequate to support appropriate opportunities.

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers are denying coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. The carriers are seeking reconsideration of the Illinois Supreme Court's refusal to review the appellate court's ruling. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1995, and the related condensed consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 6, in view of the limited insurance funding currently available for property damage cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in property damage cases that reach trial prior to the completion of the coverage action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the coverage action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the consolidated results of operations or the consolidated financial position of the Corporation.



                                    /s/ Arthur Andersen LLP


                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
April 21, 1995

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

As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately $550 million of insurance remained potentially available as of December 31, 1994. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U. S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U.S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

U.S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $25.8 million in 1992, $8.2 million in 1993, and $33.4 million in 1994.


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of March 31, 1995, 40 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 37 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

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

In October 1994, U.S. Gypsum executed agreements to settle two other class actions (one of which has now been closed), subject to court approval following notice to the respective classes. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C, E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) The Corporation took a $30 million charge to pretax earning in the fourth quarter of 1994 primarily to cover the cash payments, approximately two-thirds of which was paid in 1994 with the rest payable over the next two years. In addition, U.S. Gypsum will issue discount coupons to the school districts in the nationwide class action for the purchase of plaster products. The coupons, which will be redeemable over ten years subject to annual "caps," will have an aggregate face amount of $50 million. The Michigan settlement was approved by the Court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class action has not yet been presented to the Court for approval.

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

In total, U.S. Gypsum has settled approximately 94 Property Damage Cases, involving 210 plaintiffs, in addition to the two school class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeals on post-trial motions are pending in 4 of the tried cases. In the cases lost, compensatory damage awards against U.S. Gypsum have totalled $11.5 million. Punitive damages totalling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

In 1992, 7 new Property Damage Cases were filed against U.S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end; U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. During 1993, 5 new Property Damage Cases were filed against U.S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year-end. U.S. Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993. In 1994, 5 new Property Damage Cases were filed against U.S. Gypsum, 5 were dismissed before trial, 19 were settled, 1 was closed following trial or appeal, and 41 were pending at year-end. U. S Gypsum expended $40.6 million for the defense and resolution of Property Damage Cases and received insurance payments of $9 million in 1994.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 54,000 claimants pending as of March 31, 1995 although, as discussed below, approximately 22,000 of such claims are settled but not yet closed. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") are supporting insurers (the "Supporting Insurers") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the Personal Injury Cases. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above, of which approximately $222 million remains unexhausted as of December 31, 1994.

On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U. S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit as of the date of the filing of the class action. The settlement has been approved by the district court, and if upheld on appeal will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Approximately 250,000 purported class members "opted out," or elected to be excluded from the settlement, the district court has found that many of such opt outs resulted from the dissemination by certain plaintiffs' attorneys of deceptive information concerning the settlement; as a result, the court has ordered the resolicitation of individuals who opted out in order to determine whether they still wish to exclude themselves from the settlements. As of December 31, 1994, approximately 10,000 claims naming U.S. Gypsum as a defendant had been filed by "opt outs." In addition, in each year a limited number of class members will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

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

During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. During 1994, approximately 14,000 Personal Injury Cases were filed against U.S. Gypsum, U.S. Gypsum was added as a defendant in approximately 4,000 cases that had been previously filed, and approximately 23,000 were settled or dismissed. U.S. Gypsum incurred expenses of $38 million in 1994 with respect to Personal Injury Cases of which $37.3 million was paid by insurance. As of December 31, 1994, 1993, and 1992, 54,000, 59,000 and 54,200 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

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

In the property damage phase of the Coverage Action, the applicability of U.S. Gypsum's insurance policies to settlements and one adverse judgment in eight "test" Property Damage Cases has been decided. On November 4, 1994, the Illinois Appellate Court issued a ruling affirming in part and reversing in part an earlier trial court ruling. The Appellate Court ruled that the eight "test" cases were covered under all insurance policies in effect from the date of installation to the date of removal of asbestos-containing products (known as the "continuous trigger" of coverage). The Court awarded reimbursement of approximately $6.2 million spent by U.S. Gypsum to resolve the eight "test" cases. The defendant carriers' rehearing petition was denied by the Appellate Court in January 1995, and on April 5, 1995 the Illinois Supreme Court denied the insurers' petition for leave to appeal to that Court. On April 24, 1995, the carriers requested reconsideration of the Supreme Court's refusal to review the Appellate Court's ruling. Once the appellate process has effectively concluded, further proceedings will be necessary in the trial court to apply the appellate court's ruling to all Property Damage Cases other that the eight "test" cases, as well as to resolve certain other remaining issues, some of which could, if determined adversely to U.S. Gypsum, affect the amount or accessibility of available coverage. No schedule has yet been established for the resolution of these issues.

The "continuous trigger" ruling, if applied to the Property Damage Cases generally, and subject to the resolution of the remaining issues referred to above, will allow U.S. Gypsum to access all of its available insurance coverage for Property Damage Cases (although the same coverage must also be used for Personal Injury Cases). Under the continuous trigger, all Property Damage Cases would be covered by insurance unless or until such insurance becomes exhausted. U.S. Gypsum is evaluating the impact of the ruling and the remaining issues on past property damage expenditures and, if the ruling is applied to such expenditures, U.S. Gypsum should be able to recover a substantial portion of them, subject to the allocation of costs to insolvent carriers, excess carriers with no defense cost obligations, and carriers that have previously settled. The company is not yet able to estimate the amount of its past property damage expenditures that it could recover or when such recoveries would occur.

Nine carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the next four years. Another carrier, which provided both primary and excess policies to U.S. Gypsum during the 1960's and 1970's, has agreed to pay U.S. Gypsum a total of $38.4 million; $25 million was paid in April 1995 with the rest to be paid in three annual installments. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. Taking into account the above settlements, including participation of certain of the settling carries in the Wellington Agreement, and consumption through December 31, 1994, carriers providing a total of approximately $94 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $210 million of coverage that was unexhausted as of December 31, 1994 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action. U.S. Gypsum continues to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

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


Accounting Change

Effective January 1, 1994, the Corporation adopted the requirements of Financial Accounting Standards Board Interpretation No. 39. At that time, in accordance with Interpretation No. 39, U.S. Gypsum recorded an accrual of $100 million for its liabilities for asbestos-related matters which are deemed probable and can be reasonably estimated, and separately recorded an asset of $100 million, the amount of such liabilities that is expected to be paid by uncontested insurance. Due to management's inability to reasonably estimate U.S. Gypsum's liability for Property Damage Cases and (until the implementation of Georgine is deemed probable) future Personal Injury Cases, the liability and asset recorded in 1994 relate only to pending Personal Injury Cases. The implementation of Interpretation No. 39 did not impact earnings, cash flow or net assets.


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

Item 6.       Exhibits and Reports on Form 8-K


(a)     (10)    Fourth Amendment, dated as of March 17, 1995, to
                Amended and Restated Credit Agreement between USG
                Corporation and USG Interiors, Inc., as borrowers; the Financial Institutions listed on the signature pages thereof, as Senior Lenders; Bankers Trust Company,
                Chemical Bank and Citibank, N.A., as Agents; and
                Citibank, N.A. as Administrative Agent.

        (15) Letter of Arthur Andersen LLP regarding unaudited financial information.

        (27)    Financial Data Schedule (electronic filing only).

(b) There were no reports on Form 8-K filed during the first quarter of 1995.


Exhibits (10) and (27), which have been filed as part of this Form 10-Q, are not included herein.


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


May 9, 1995                               By / s / Raymond T. Belz

                                          Raymond T. Belz, Vice President and
                                               Controller, USG Corporation