Form 10-Q
period 1995-06-30
USG CORP
filed 1995-08-10
CIK 757011

FORM 10-Q
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995

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

As of July 31, 1995, 45,093,362 shares of USG common stock were outstanding.

                                Table of Contents


PART I  FINANCIAL INFORMATION
Item 1. Financial Statements:

        Consolidated Statement of Earnings:
                Three Months and Six Months Ended
                June 30, 1995 and 1994

        Consolidated Balance Sheet:
                As of June 30, 1995 and December 31, 1994

        Consolidated Statement of Cash Flows:
                Six Months Ended June 30, 1995 and 1994

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

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I          FINANCIAL INFORMATION
Item 1.         Financial Statements


                                                  USG CORPORATION
                                        CONSOLIDATED STATEMENT OF EARNINGS
                                    (Dollars in millions except per share data)
                                                    (Unaudited)

                                                           Three Months                     Six Months
                                                          ended June 30,                  ended June 30,
                                                        1995           1994            1995            1994

Net sales                                           $       615    $       562     $     1,213     $     1,068

Cost of products sold                                       466            429             912             825

Gross profit                                                149            133             301             243

Selling and administrative
 expenses                                                    60             59             120             116

Amortization of excess
 reorganization value                                        42             42              84              84

Operating profit                                             47             32              97              43

Interest expense                                             25             33              52              70

Interest income                                              (1)            (2)             (3)             (5)

Other expense, net                                            -              1               -               2

Earnings/(loss) before taxes
 on income                                                   23              -              48             (24)

Taxes on income                                              26             17              53              27

Net loss                                                     (3)           (17)             (5)            (51)

Net loss per common share                                 (0.07)         (0.38)         (0.12)           (1.23)

Dividends paid per common share                               -              -              -                -

Average number of common shares                       45,088,163    45,057,848      45,086,916       41,672,968

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                       CONSOLIDATED BALANCE SHEET
                                          (Dollars in millions)
                                               (Unaudited)


                                                                         As of               As of
                                                                       June 30,        December 31,
                                                                         1995                1994
Assets
Current Assets:
Cash and cash equivalents                                          $           103     $           197
Receivables (net of reserves - $16 and $14)                                    291                 270
Inventories                                                                    187                 173
Total current assets                                                           581                 640

Property, plant and equipment (net of reserves
   for depreciation and depletion - $103 and $80)                              789                 755
Excess reorganization value (net of accumulated
   amortization - $366 and $282)                                               478                 561
Other assets                                                                   190                 168
Total Assets                                                                 2,038               2,124


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                               138                 122
Accrued expenses                                                               170                 210
Notes payable                                                                    8                   1
Long-term debt maturing within one year                                          4                  44
Taxes on income                                                                 46                  35
Total current liabilities                                                      366                 412

Long-term debt                                                                 987               1,077
Deferred income taxes                                                          178                 179
Other liabilities                                                              509                 464

Stockholders' Equity/(Deficit):
Preferred stock                                                                  -                   -
Common stock                                                                     5                   5
Capital received in excess of par value                                        221                 221
Deferred currency translation                                                   (2)                (13)
Reinvested earnings/(deficit)                                                 (226)               (221)
Total stockholders' equity/(deficit)                                            (2)                 (8)
Total Liabilities and Stockholders' Equity                                   2,038               2,124

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in millions)
                                               (Unaudited)
                                                                                 Six Months ended
                                                                                     June 30,
                                                                               1995            1994

Operating Activities:
Net loss                                                                   $        (5)    $       (51)
Adjustments to reconcile net loss to net cash:
   Amortization of excess reorganization value                                      84              84
   Depreciation, depletion and other amortization                                   33              35
   Deferred income taxes                                                            (1)              2
   Net gain on asset dispositions                                                   (3)              -
(Increase)/decrease in working capital:
   Receivables                                                                     (21)            (40)
   Inventories                                                                     (14)            (35)
   Payables                                                                         27              46
   Accrued expenses                                                                (40)             (6)
Increase in other assets                                                           (22)             (4)
Increase in other liabilities                                                       45              15
Other, net                                                                           -              (2)
Net cash flows from operating activities                                            83              44


Investing Activities:
Capital expenditures                                                               (56)            (21)
Net proceeds from asset dispositions                                                 6               1
Net cash flows to investing activities                                             (50)            (20)


Financing Activities:
Issuance of debt                                                                    25             137
Repayment of debt                                                                 (152)           (354)
Proceeds from public offering of common stock                                        -             224
Net cash flows (to)/from financing activities                                     (127)              7


Net increase/(decrease) in cash & cash equivalents                                 (94)             31
Cash & cash equivalents at beginning of period                                     197             211
Cash & cash equivalents at end of period                                           103             242


Supplemental Cash Flow Disclosures:
Interest paid                                                                       49              58
Income taxes paid                                                                   43               8

See accompanying Notes to Consolidated Financial Statements.

                                             USG CORPORATION
                               Notes to Consolidated Financial Statements
                                               (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 1995 and December 31, 1994; results of operations for the three months and six months ended June 30, 1995 and 1994; and cash flows for the six months ended June 30, 1995 and 1994. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1995 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1994 Annual Report on Form 10-K dated March 8, 1995.


(2) In the fourth quarter of 1994, the Corporation established a revolving accounts receivable facility. Under this new financing program, the trade receivables of United States Gypsum Company ("U.S. Gypsum") and USG Interiors, Inc. ("USG Interiors") are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chemical Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


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


(4) Income tax expense amounted to $26 million and $53 million for the three months and six months ended June 30, 1995, respectively.
        For the respective 1994 periods, income tax expense amounted to $17 million and $27 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP 90-7, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

        The Corporation has NOL Carryforwards of $49 million remaining from 1992. These NOL Carryforwards may be used to offset U.S. taxable income through 2007. The Internal Revenue Code limits the Corporation's annual use of its NOL Carryforwards to the lesser of its taxable income or approximately $30 million plus any unused limit from prior years. Furthermore, due to the uncertainty regarding the application of the Internal Revenue Code to the conversion of debt to equity related to the 1993 financial restructuring, the Corporation's NOL Carryforwards to 1994 and later years could be reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.


(5) As of June 30, 1995, 2,748,195 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 911,105 common shares were reserved for future grants, of which 900,000 common shares were reserved in accordance with the Long-Term Equity Plan approved by the stockholders of the Corporation at the annual meeting of the stockholders held on May 10, 1995.


(6) One of the Corporation's operating subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers have denied coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the final resolution of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


(7) On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $22 million and $33 million were recorded on the holding company's books of account as of June 30, 1995 and December 31, 1994, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):

                                                                Three Months                Six Months
                                                               ended June 30,             ended June 30,
Summary Statement of Earnings                                1995          1994         1995          1994

Net sales                                                        325          290          657            559
Cost and expenses                                                251          230          506            454
Amortization of excess reorganization
 value                                                            16           16           31             31
Operating profit                                                  58           44          120             74
Interest expense, net                                              1            -            1              -
Corporate charges                                                 16           22           38             46
Earnings before taxes on income                                   41           22           81             28
Taxes on income                                                   22           14           43             23
Net earnings                                                      19            8           38              5


                                                                                As of          As of
                                                                              June 30,        Dec.31,
Summary Balance Sheet                                                           1995           1994

Current assets                                                             $        155   $        341
Property, plant and equipment, net                                                  512            491
Excess reorganization value, net                                                    173            204
Other assets                                                                        122            107
Total assets                                                                        962          1,143

Current liabilities                                                                 178            154
Other liabilities and obligations                                                   337            299
Stockholder's equity                                                                447            690
Total liabilities and stockholder's equity                                          962          1,143


(8) As of June 30, 1995, $268 million aggregate principal amount of 10 1/4% senior notes due 2002 were outstanding. Each of U.S. Gypsum, USG Industries, Inc., USG Interiors, USG Foreign Investments, Ltd., L&W Supply Corporation, Westbank Planting Company, USG Interiors International, Inc., American Metals Corporation and La Mirada Products Co., Inc. (together, the "Combined Guarantors") guaranteed, in the manner described below, the obligations of the Corporation under its bank term loans' credit agreement and 10 1/4% senior notes. The Combined Guarantors are jointly and severally liable under the guarantees. Holders of the bank term loans have the right to: (i) determine whether, when and to what extent the guarantees will be enforced (provided that each guarantee payment will be applied to the bank term loans and 10 1/4% senior notes pro rata based on the respective amounts owed thereon); and (ii) amend or eliminate the guarantees. The guarantees will terminate when the bank term loans are retired regardless of whether any such 10 1/4% senior notes remain unpaid. The liability of each of the Combined Guarantors on its guarantee is limited to the greater of: (i) 95% of the lowest amount, calculated as of July 13, 1988, sufficient to render the guarantor insolvent, leave the guarantor with unreasonably small capital or leave the guarantor unable to pay its debts as they become due (each as defined under applicable law); and (ii) the same amount, calculated as of the date any demand for payment under such guarantee is made, in each case plus collection costs. The guarantees are senior obligations of the applicable guarantor and rank pari passu with all unsubordinated obligations of the guarantor.

        Subsidiaries other than the Combined Guarantors (the "Combined Non-Guarantors"), substantially all of which are subsidiaries of Guarantors, primarily include CGC Inc., Gypsum Transportation Limited, USG Canadian Mining Ltd. and the Corporation's Mexican, European and Asia Pacific subsidiaries. USG Funding is also a Non-Guarantor. The long-term debt of the Combined Non-Guarantors of $83 million and $84 million, as of June 30, 1995 and December 31, 1994, respectively, has restrictive covenants that restrict, among other things, the payment of dividends.

        The following condensed consolidating information presents:

        (i) Condensed financial statements as of June 30, 1995 and December 31, 1994 and for the three months and six months ended June 30, 1995 and 1994 of (a) the Corporation on a parent company only basis, (b) the Combined Guarantors, (c) the Combined Non-Guarantors and (d) the Corporation on a consolidated basis. Except for the following condensed financial statements, separate financial information with respect to the Combined Guarantors is not deemed material to investors and is omitted.

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

                                                 USG CORPORATION
                                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
                                         Company      Guarantors     Guarantors    Eliminations  Consolidated

Three Months ended 6/30/95
Net sales                            $           -  $         541  $         101  $         (27) $         615
Gross profit                                     -            129             20              -            149
Operating profit/(loss)                        (10)            58             (1)             -             47
Equity in net (earnings)/loss
    of the subsidiaries                        282              3              -           (285)             -
Interest expense, net                           22              1              1              -             24
Corporate service charge                       (25)            28             (3)             -              -
Other expense/(income), net                   (287)           286              1              -              -
Earnings/(loss) before taxes on
    income                                      (2)          (260)             -            285             23
Taxes on income                                  1             24              1              -             26
Net earnings/(loss)                             (3)          (284)            (1)           285             (3)


Three Months ended 6/30/94
Net sales                            $           -  $         494  $          93  $         (25) $         562
Gross profit                                     -            113             20              -            133
Operating profit/(loss)                        (10)            41              1              -             32
Equity in net (earnings)/loss
    of the subsidiaries                         13              3              -            (16)             -
Interest expense, net                           30              1              -              -             31
Corporate service charge                       (39)            39              -              -              -
Other expense/(income), net                      1              -              -              -              1
Earnings/(loss) before taxes on
    income                                     (15)            (2)             1             16              -
Taxes on income                                  2             11              4              -             17
Net earnings/(loss)                            (17)           (13)            (3)            16            (17)


Six Months ended 6/30/95
Net sales                            $           -  $       1,071  $         198  $         (56) $       1,213
Gross profit                                     -            261             40              -            301
Operating profit/(loss)                        (20)           117              -              -             97
Equity in net (earnings)/loss
    of the subsidiaries                        286              3              -           (289)             -
Interest expense, net                           45              1              3              -             49
Corporate service charge                       (63)            69             (6)             -              -
Other expense/(income), net                   (288)           289             (1)             -              -
Earnings/(loss) before taxes on
    income                                       -           (245)             4            289             48
Taxes on income                                  5             44              4              -             53
Net earnings/(loss)                             (5)          (289)             -            289             (5)


Six Months ended 6/30/94
Net sales                            $           -  $         937  $         181  $         (50) $       1,068
Gross profit                                     -            205             38              -            243
Operating profit/(loss)                        (19)            62              -              -             43
Equity in net (earnings)/loss
    of the subsidiaries                         45              7              -            (52)             -
Interest expense, net                           63              1              1              -             65
Corporate service charge                       (81)            81              -              -              -
Other expense/(income), net                      2              -              -              -              2
Earnings/(loss) before taxes on
    income                                     (48)           (27)            (1)            52            (24)
Taxes on income                                  3             18              6              -             27
Net earnings/(loss)                            (51)           (45)            (7)            52            (51)

                                                 USG CORPORATION
                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
As of 6/30/95                            Company      Guarantors     Guarantors    Eliminations   Consolidated
Cash and cash equivalents            $          87  $         (11) $          27  $           -  $         103
Receivables, net                                 1            141            188            (39)           291
Inventories                                      -            140             51             (4)           187
    Total current assets                        88            270            266            (43)           581
Property, plant and equipment, net              15            649            125              -            789
Investment in subsidiaries                   1,122            267              -         (1,389)             -
Excess reorganization value, net                 -            380             98              -            478
Other assets                                    10            195            (20)             5            190
    Total assets                             1,235          1,761            469         (1,427)         2,038

Accounts payable and accrued
    expenses                                    46            280             65            (37)           354
Notes payable and LTD maturing
    within one year                              -              2             10              -             12
    Total current liabilities                   46            282             75            (37)           366
Long-term debt                                 868             36             83              -            987
Deferred income taxes                            7            154             17              -            178
Other liabilities                              314            191              3              1            509

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,116            364         (1,480)           221
Deferred currency translation                    -              -             (2)             -             (2)
Reinvested earnings/(deficit)                 (226)           (19)           (77)            96           (226)
    Total stockholders' equity/
       (deficit)                                 -          1,098            291         (1,391)            (2)
    Total liabilities and
       stockholders' equity                  1,235          1,761            469         (1,427)         2,038



As of 12/31/94
Cash and cash equivalents            $         178  $         (11) $          30  $           -  $         197
Receivables, net                                 -            131            173            (34)           270
Inventories                                      -            136             43             (6)           173
    Total current assets                       178            256            246            (40)           640
Property, plant and equipment, net              15            623            117              -            755
Investment in subsidiaries                   1,436            261              -         (1,697)             -
Excess reorganization value, net                 -            447            114              -            561
Other assets                                  (227)           430            (28)            (7)           168
    Total assets                             1,402          2,017            449         (1,774)         2,124

Accounts payable and accrued
    expenses                                    83            254             63            (34)           366
Notes payable and LTD maturing
    within one year                             41              2              2              -             45
    Total current liabilities                  124            256             65            (34)           411
Long-term debt                                 956             37             84              -          1,077
Deferred income taxes                            9            155             15              -            179
Other liabilities                              308            153              4              -            465

Common stock                                     5              1              6             (7)             5
Capital received in excess
    of par value                               221          1,438            364         (1,802)           221
Deferred currency translation                    -              -            (13)             -            (13)
Reinvested earnings/(deficit)                 (221)           (23)           (76)            99           (221)
    Total stockholders' equity/
       (deficit)                                 5          1,416            281         (1,710)            (8)
    Total liabilities and
       stockholders' equity                  1,402          2,017            449         (1,744)         2,124

                                                 USG CORPORATION
                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              (Dollars in millions)
                                                                      Combined
                                         Parent        Combined         Non-
Six Months ended 6/30/95                 Company      Guarantors     Guarantors    Eliminations   Consolidated
Net cash flows (to)/from
    operating activities             $        (102) $         191  $          (6) $           -  $          83
    Capital expenditures                         -            (48)            (8)             -            (56)
    Net proceeds from asset
       dispositions                              -              1              5              -              6
Net cash flows (to)/from
    investing activities                         -            (47)            (3)             -            (50)
    Issuance of debt                             -              -             25              -             25
    Repayment of debt                         (132)            (2)           (18)             -           (152)
    Cash dividends (paid)/received               -              1             (1)             -              -
    Net cash transfers (to)/from
       corporate                               143           (143)             -              -              -
Net cash flows (to)/from:
    financing activities                        11           (144)             6              -           (127)
Net increase/(decrease) in cash
    & cash equivalents                         (91)             -             (3)             -            (94)
Cash & cash equivalents - beginning            178            (11)            30              -            197
Cash & cash equivalents - end                   87            (11)            27              -            103


Six Months ended 6/30/94
Net cash flows (to)/from
    operating activities             $         (71) $         103  $          12  $           -  $          44
    Capital expenditures                         -            (16)            (4)             -            (20)
    Net proceeds from asset
       dispositions                              -              -              -              -              -
Net cash flows (to)/from
    investing activities                         -            (16)            (4)             -            (20)
    Issuance of debt                            85              -             52              -            137
    Repayment of debt                         (308)            (1)           (45)             -           (354)
    Proceeds from stock offering               224              -              -              -            224
    Cash dividends (paid)/received               -             12            (12)             -              -
    Net cash transfers (to)/from
       corporate                                99            (99)             -              -              -
Net cash flows (to)/from
    financing activities                       100            (88)            (5)             -              7
Net increase/(decrease) in cash
    & cash equivalents                          29             (1)             3              -             31
Cash & cash equivalents - beginning            187             (8)            32              -            211
Cash & cash equivalents - end                  216             (9)            35              -            242


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition


Results of Operations

Second quarter 1995 net sales were $615 million, an increase of $53 million, or 9.4%, over the second quarter of 1994. For the first six months of 1995, net sales totalled $1,213 million, an increase of $145 million, or 13.6%, over the comparable 1994 period. Improved sales were reported for each of USG Corporation's core businesses, North American Gypsum and Worldwide Ceilings, as a result of strong demand from new residential construction, growth in repair and remodel activity and improving commercial and institutional construction.

Gross profit as a percentage of net sales rose to 24.2% and 24.8% in the second quarter and first six months of 1995, respectively, from 23.7% and 22.8% in the prior-year periods due to higher selling prices for all major product lines, partially offset by increased gypsum wallboard unit manufacturing costs.

Selling and administrative expenses for the second quarter and first six months of 1995 increased over the prior-year levels. However, as a percentage of net sales, these expenses decreased to 9.8% for the second quarter of 1995 and 9.9% for the first six months of 1995 from 10.5% and 10.9% in the respective 1994 periods.

Excess reorganization value, which was established in connection with USG's financial restructuring in May 1993, is being amortized over a five-year period. This non-cash amortization, which has no tax impact, reduced operating profit by $42 million and $84 million in each 1995 and 1994 second quarter and first six month period.

Because of the continuing amortization of excess reorganization value, the Corporation reports EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) which it believes helps to facilitate: (i) comparisons of current and historical results; (ii) the monitoring of covenants related to certain long-term debt; and (iii) an understanding of cash flow generated from operations that is available for taxes, debt service and capital expenditures. EBITDA amounted to $103 million in the second quarter of 1995, an increase of $16 million, or 18.4%, versus the corresponding 1994 period. For the first six months of 1995, EBITDA amounted to $209 million, an increase of $56 million, or 36.6%, over the first six months of 1994. (Note: EBITDA should not be considered as an alternative to net earnings as an indicator of operating performance or to cash flows as a measure of overall liquidity.)

Interest expense in the second quarter of 1995 declined $8 million, or 24.2%, compared with the second quarter of 1994. For the first six months of 1995 interest expense was down $18 million, or 25.7%, versus the first six months of 1994. These declines primarily reflect a lower average level of outstanding debt in 1995.

Income tax expense amounted to $26 million and $53 million for the three months and six months ended June 30, 1995, respectively. For the respective 1994 periods, income tax expense amounted to $17 million and $27 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.


Net losses of $3 million ($0.07 per share) and $17 million ($0.38 per share) were reported for the second quarter of 1995 and 1994, respectively. However, non-cash amortizations of excess reorganization value and reorganization debt discount reduced net earnings by $43 million ($0.95 per share) and $45 million ($1.00 per share) in the respective periods. For the first six months of 1995 and 1994, net losses of $5 million ($0.12 per share) and $51 million ($1.23 per share) were reported. Comparable amortizations in the six months periods amounted to $86 million ($1.92 per share) and $91 million ($2.18 per share), respectively.

The following is an analysis of USG's results of operations by core business (dollars in millions):


                                              Net Sales                                 EBITDA
Periods ended June 30            Three Months          Six Months          Three Months         Six Months
                                1995      1994      1995      1994        1995      1994       1995      1994

U.S. Gypsum Company           $   325   $   290   $   657    $   559   $     81   $    66   $    167   $   119
L&W Supply Corporation            191       166       365        305          7         5         11         6
CGC Inc. (gypsum)                  27        26        52         50          2         3          5         5
Other subsidiaries                 16        22        33         41          5         7         10        12
Eliminations                      (76)      (70)     (154)      (133)         -        (1)         -        (1)
North American Gypsum             483       434       953        822         95        80        193       141

USG Interiors, Inc.                95       102       190        198         15        14         30        27
USG International                  61        48       117         93          1         1          3         2
CGC Inc. (interiors)                6         7        14         15          1         1          2         2
Eliminations                       (9)       (9)      (19)       (18)         -         -          -         -
Worldwide Ceilings                153       148       302        288         17        16         35        31

Corporate                           -         -         -          -        ( 9)       (8)       (19)      (18)
Eliminations                      (21)      (20)      (42)       (42)         -        (1)         -        (1)
Total USG Corporation             615       562     1,213      1,068        103        87        209       153


North American Gypsum

Second quarter 1995 net sales of $483 million for North American Gypsum represented an increase of $49 million, or 11.3%, while EBITDA of $95 million improved $15 million, or 18.8%, compared with the second quarter of 1994. For the first six months of 1995, net sales of $953 million increased $131 million, or 15.9%, and EBITDA of $193 million increased $52 million, or 36.9%, over the comparable 1994 period.

Second quarter 1995 results improved for U.S. Gypsum compared to the second quarter of 1994 largely due to higher wallboard selling prices, partially offset by higher unit manufacturing costs and slightly lower wallboard volume. In addition, sales of non-wallboard products, such as joint compound and DUROCK, also increased. U.S. Gypsum's average wallboard selling price was $112.55 per thousand square feet, an increase of 14% compared with the second quarter of 1994 and virtually unchanged from the first quarter of 1995. Higher manufacturing costs reflect continuing increases in the cost of purchased waste paper. Compared to the first quarter of 1995, rising waste paper costs resulted in an approximate $3.00 per thousand square feet increase in wallboard unit manufacturing costs, or an aggregate increase of $5.4 million in cost of products sold. Second quarter 1995 shipments of U.S. Gypsum wallboard totalled 1.801 billion square feet, down 1% from the comparable 1994 period and down 6% from the first quarter of 1995. U. S. Gypsum's wallboard plants operated at 88% of capacity in the second quarter of 1995, matching the estimated average rate for the industry.

Based on preliminary data issued by the U.S. Bureau of the Census, second quarter 1995 private and public housing starts were up approximately 36% over the level reported in the first quarter of 1995, but approximately 13% below second quarter 1994 housing starts. Due to the lagged effect on demand for wallboard, second quarter 1995 housing starts are expected to favorably impact third quarter shipments as compared to the second quarter. However, U.S. Gypsum's third quarter 1995 shipments are expected to be down somewhat from its all-time quarterly record of 2.059 billion square feet posted in the third quarter of 1994 as a result of the lower level of housing starts in 1995.

L&W Supply, the Corporation's building products distribution business, achieved its highest quarterly and first six-months levels of sales in its history, reflecting record sales of gypsum wallboard and non-gypsum products. EBITDA for L&W Supply also continued to improve as a result of gross profit improvements for all of its product lines.

CGC Inc.'s gypsum business experienced slightly higher net sales in the second quarter of 1995 due to increased wallboard volume and higher selling prices. However, lower EBITDA was attributable to the rising cost of wallboard paper.


Worldwide Ceilings

Second quarter 1995 net sales for Worldwide Ceilings rose $5 million, or 3.4%, to $153 million, while EBITDA of $17 million reflected an increase of $1 million, or 6.3%, compared with the second quarter of 1994. For the first six months of 1995, net sales of $302 million increased $14 million, or 4.9%, and EBITDA of $35 million increased $4 million, or 12.9%, over the comparable 1994 period. Excluding results for the domestic floors division, which was divested in December 1994, Worldwide Ceilings second quarter 1995 net sales improved $12 million, or 8.5%, and EBITDA increased $1 million, or 6.3%, versus the second quarter of 1994. Compared to similarly adjusted six months 1994 results, net sales rose $29 million, or 10.6%, while EBITDA was up $4 million, or 12.9%.

For USG Interiors, net sales in the second quarter of 1995 benefited from higher prices and favorable demand, while net sales in the prior-year quarter were boosted by an announced price increase effective in early July 1994. Consequently, net sales were unchanged quarter-on-quarter (after adjusting for floors results). EBITDA for USG Interiors improved slightly, reflecting the higher selling prices in 1995.

USG International's net sales increased over the second quarter of 1994 due to greater demand. However, EBITDA for USG International was unchanged primarily due to unfavorable currency adjustments which offset improved gross profit resulting from the higher level of net sales.

Liquidity and Capital Resources

The Corporation, which has significantly strengthened its liquidity and capital resources since its 1993 financial restructuring, is currently pursuing a strategy of reducing debt and growing its core gypsum and ceilings businesses through the approximately equal application of free cash flow between debt reduction and capital expenditures, with an objective of achieving investment grade status.

As a means of further enhancing its ability to implement this strategy, on July 27, 1995, the Corporation made effective a new seven-year revolving credit facility under which it can borrow up to $500 million from a syndicate of banks, which are essentially the same banks that had been lenders under the former credit agreement. The Corporation initially drew down $190 million to repay its previously existing bank term loans. The new revolving loans bear interest at the London Interbank Offered Rate as determined from time to time plus an applicable spread based on the Corporation's net debt to EBITDA ratio (as defined in the new credit agreement) for the preceding four quarters. The new revolving credit facility provides USG greater financial flexibility as a result of: (i) less restrictive covenants; (ii) a letter of credit subfacility of up to $125 million; (iii) an expiration in 2002 with no required amortization prior to maturity; and (iv) a simplification of the Corporation's capital structure through the elimination of subsidiary guarantees on any of its senior indebtedness.

The new revolving credit facility was part of a larger refinancing that also included the public offering and sale of $150 million aggregate principal amount of 8 1/2% senior notes due 2005, which was completed on August 8, 1995. The Corporation intends to use the proceeds of the note offering and additional borrowings under the new revolving credit facility to redeem all of
its outstanding 10 1/4% senior notes due 2002.   All remaining 10 1/4% senior
notes, which total $268 million principal amount, are expected to be redeemed by early September. As a result of the refinancing, the Corporation will reduce its annual interest expense by approximately $7 million.

Substantial capital investments underway at North American Gypsum plants include various cost reduction and capacity expansion projects, including the installation of stock cleaning equipment to utilize lower grades of recycled paper, continued implementation of technology which lowers wallboard weight and additional use of synthetic gypsum at manufacturing facilities at which it is more economical than natural sources of gypsum rock. Projects to enhance manufacturing efficiency expected to be completed in 1995 are estimated to increase wallboard capacity by 600 million square feet. In the Worldwide Ceilings business, USG Interiors has announced a $45 million expansion of its ceiling tile plant in Greenville, Mississippi, scheduled for completion in 1996. In the first six months of 1995, capital expenditures for the Corporation amounted to $56 million, compared with $21 million in the corresponding 1994 period. As of June 30, 1995, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $98 million compared with $61 million as of December 31, 1994.
The Corporation expects that capital expenditures will exceed $100 million in 1995 and capital investment plans for the next several years contemplate spending at, or above, current levels so long as operating cash flows support such levels and the growth opportunities for such investments remain attractive. The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations, and the Corporation believes that its available liquidity would be generally adequate to support appropriate opportunities.

In the absence of significant unanticipated cash demands, the Corporation believes that cash generated by operations and the estimated levels of liquidity available to it will be sufficient to satisfy its debt service requirements and other capital requirements as described above. As of June 30, 1995, working capital (current assets less current liabilities) amounted to $215 million and the ratio of current assets to current liabilities was
1.59 to 1. As of December 31, 1994, working capital amounted to $228 million and the ratio of current assets to current liabilities was 1.55 to 1.

In the first six months of 1995, cash and cash equivalents decreased to $103 million from $197 million primarily due to debt repayments. First quarter debt repayments included $91 million of bank term loans, $41 million of which satisfied the remaining 1994 cash sweep obligation in accordance with the Corporation's previous credit agreement. During the second quarter, the Corporation redeemed approximately $30 million principal amount of 10 1/4% senior notes due 2002 using cash on hand. Compared to December 31, 1994, receivables (net of reserves) increased $21 million, or 7.8%, to $291 million, inventories increased $14 million, or 8.1%, to $187 million and accounts payable increased $16 million, or 13.1%, to $138 million. These increases primarily reflect normal seasonal fluctuations.

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers have denied coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the final resolution of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

                                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1995, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
July 21, 1995


PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings


Asbestos Litigation

One of the Corporation's subsidiaries, U. S. Gypsum, is among numerous defendants in lawsuits arising out of the manufacture and sale of asbestos-containing building materials. U. S. Gypsum sold certain asbestos-containing products beginning in the 1930's; in most cases the products were discontinued or asbestos was removed from the product formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with maintenance or removal and replacement of products containing asbestos (the "Property Damage Cases"). Others of these suits (the "Personal Injury Cases") seek to recover compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos and asbestos-containing products. It is anticipated that additional personal injury and property damage cases containing similar allegations will be filed.

As discussed below, U. S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U. S. Gypsum's policies, U. S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately $550 million of insurance remained potentially available as of December 31, 1994. Because U. S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U. S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Illinois on December 29, 1983. (U. S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U. S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and, in some cases, defense costs incurred by U. S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are ten insurance carriers that provided comprehensive general liability insurance coverage to U. S. Gypsum between the 1940's and 1984. As discussed below, several carriers have settled all or a portion of the claims in the Coverage Action.

U. S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $25.8 million in 1992, $8.2 million in 1993 and $33.4 million in 1994.


Property Damage Cases

The Property Damage Cases have been brought against U. S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of June 30, 1995, 38 Property Damage Cases were pending against U. S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 23 property damage claims have been threatened against U. S. Gypsum. U. S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

U. S. Gypsum is one of many defendants in four pending cases that have been certified as class actions and others that request such certification. On April 10, 1992, a state court in Philadelphia certified a class consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U. S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) On September 4, 1992, a Federal district court in South Carolina conditionally certified a class comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al, U.S.D.C. S.C.). A case filed in federal court in the Eastern District of Texas on August 8, 1994 has been certified as a class action on behalf of all public building owners and political subdivisions of the State of Texas, including all cities, counties and municipalities (Kirbyville Independent School District v. U.S. Gypsum, et al., United States District Court for the Eastern District of Texas, Beaumont Division.)

In October 1994, U.S. Gypsum executed agreements to settle two other class actions (one of which has now been closed), subject to court approval following notice to the respective classes. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C, E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) The Corporation took a $30 million charge to pretax earnings in the fourth quarter of 1994 primarily to cover the cash payments, approximately two-thirds of which was paid in 1994 with the rest payable over the next two years. In addition, U.S. Gypsum will also issue discount coupons to the school districts in the nationwide class action for the purchase of plaster products. The coupons, which will be redeemable over ten years subject to annual "caps," will have an aggregate face amount of $50 million. The Michigan settlement was approved by the Court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class action has not yet been presented to the Court for approval.


A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U. S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the other described class actions. (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson case")). The Anderson case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U. S. Gypsum in connection with the Corporation's recapitalization in 1988, as well as subsequent distributions of cash from U. S. Gypsum to the Corporation, rendered U. S. Gypsum insolvent and constitute a fraudulent conveyance. In July 1994, the court in the Anderson case ruled that claims involving building owners outside South Carolina cannot be included in the suit. The damages claimed against U. S. Gypsum in the class action cases are unspecified.

In total, U. S. Gypsum has settled approximately 95 property damage cases, involving 211 plaintiffs, in addition to the two school class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U. S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. Appeal on a post-trial motion is pending in one of the tried cases. In the cases lost, compensatory damage awards against U. S. Gypsum have totalled $11.5 million. Punitive damages totalling $5.5 million were entered against U. S. Gypsum in four trials. Two of the punitive damage awards, totalling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

In 1992, 7 new Property Damage Cases were filed against U. S. Gypsum, 10 were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U. S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. During 1993, 5 new Property Damage Cases were filed against U. S. Gypsum, 7 were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year end; U. S Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993. In 1994, 5 new Property Damage Cases were filed against U. S. Gypsum, 5 were dismissed before trial, 19 were settled, 1 was closed following trial or appeal, and 41 were pending at year-end. U.S. Gypsum expended $40.6 million for the defense and resolution of Property Damage Cases and received insurance payments of $9 million in 1994.

In the Property Damage Cases litigated to date, a defendant's liability for compensatory damages, if any, has been limited to damages associated with the presence and quantity of asbestos-containing products manufactured by that defendant which are identified in the buildings at issue, although plaintiffs in some cases have argued that principles of joint and several liability should apply. Because of the unique factors inherent in each of the Property Damage Cases, including the lack of reliable information as to product identification and the amount of damages claimed against U. S. Gypsum in many cases, including the class actions described above, management is unable to make a reasonable estimate of the cost of disposing of pending Property Damage Cases.


Personal Injury Cases

U. S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 51,000 claimants pending as of June 30, 1995 although, as discussed below, approximately 22,000 of such claims are settled but not yet closed. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U. S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

U. S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution ("the Center"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U. S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U. S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") are supporting insurers (the "Supporting Insurers") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are recovered, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.
S. Gypsum in any of the Personal Injury Cases. Virtually all of U. S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers. The Supporting Insurers provided approximately $350 million of the total coverage referred to above, of which approximately $222 million remained unexhausted as of December 31, 1994.

On January 15, 1993, U. S. Gypsum and the other members of the Center entered into a class action settlement in the U. S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit as of the date of the filing of the class action. The settlement has been approved by the district court, and if upheld on appeal will implement for all future Personal Injury Cases, except as noted below, an administrative compensation system to replace judicial claims against the defendants, and will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Approximately 87,000 purported class members opted out, or elected to be excluded from, the settlement. As of December 31, 1994, approximately 10,000 claims naming U. S. Gypsum as a defendant had been filed by "opt outs." In addition, in each year a limited number of class members will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim.

The Center members, including U. S. Gypsum, have instituted proceedings against those of their insurance carriers that had not consented to support the settlement, seeking a declaratory judgment that the settlement is reasonable and, therefore, that the carriers are obligated to fund their portion of it. Consummation of the settlement is contingent upon, among other things, court approval of the settlement and a favorable ruling in the declaratory judgment proceedings against the non-consenting insurers.

Each of the defendants has committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial ten year period of the agreement (which is automatically extended unless terminated by the defendants). Taking into account the provisions of the settlement agreement concerning the maximum number of claims that must be processed in each year and the total amount to be made available to the claimants, the Center estimates that U. S. Gypsum will be obligated to fund a maximum of approximately $125 million of the class action settlement, exclusive of expenses, with a maximum payment of less than $18 million in any single year; of the total amount of U. S. Gypsum's obligation, all but approximately $7 million is expected to be paid by U. S. Gypsum's insurance carriers.

During 1992, approximately 20,100 Personal Injury Cases were filed against U.
S. Gypsum and approximately 10,600 were settled or dismissed. U. S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U. S. Gypsum and approximately 22,900 were settled or dismissed. U. S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. During 1994, approximately 14,000 Personal Injury Cases were filed against U. S. Gypsum, U. S. Gypsum was added as a defendant in approximately 4,000 cases that had been previously filed, and approximately 23,000 were settled or dismissed. U. S. Gypsum incurred expenses of $38 million in 1994 with respect to Personal Injury Cases of which $37.3 million was paid by insurance. As of December 31, 1994, 1993, and 1992, 54,000, 59,000, and 54,200 Personal Injury Cases were outstanding against U.
S. Gypsum, respectively.

U. S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost may increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U. S. Gypsum had reached settlements on approximately 22,000 Personal Injury Cases pending on December 31, 1994 for amounts totalling approximately $32 million, to be expended over a three to five year period. In management's opinion, based primarily upon U. S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U. S. Gypsum as of December 31, 1994, can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $90 million and $100 million (of which all but less than $5 million is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; (iii) the committed but unconsummated settlements described above; and (iv) a small increase in U. S. Gypsum's historical settlement average.

Assuming that the Georgine class action settlement referred to above is approved substantially in its current form, management estimates, based on assumptions supplied by the Center, U. S. Gypsum's maximum total exposure in Personal Injury Cases during the next ten years (the initial term of the agreement), including liability for pending claims and claims resolved as part of the class action settlement, as well as defense costs and other expenses, at approximately $250 million, of which approximately $235 million is expected to be paid by insurance. U. S. Gypsum's additional exposure for claims filed by persons who have opted out of Georgine would depend on the number and severity of such claims that are filed, which cannot presently be determined.


Coverage Action

As indicated above, all of U. S. Gypsum's carriers initially denied coverage for the Property Damage Cases and the Personal Injury Cases, and U. S. Gypsum initiated the Coverage Action to establish its right to such coverage. U. S. Gypsum has voluntarily dismissed the Supporting Insurers referred to above from the personal injury portion of the Coverage Action because they committed to providing personal injury coverage in accordance with the Wellington Agreement. U. S. Gypsum's claims against the remaining carriers for coverage for the Personal Injury Cases have been stayed since 1984.

In the property damage phase of the Coverage Action, the applicability of U.
S. Gypsum's insurance policies to settlements and one adverse judgment in eight "test" Property Damage Cases has been decided. On November 4, 1994, the Illinois Appellate Court issued a ruling affirming in part and reversing in part an earlier trial court ruling. The Appellate Court ruled that the eight "test" cases were covered under all insurance policies in effect from the date of installation to the date of removal of asbestos-containing products (known as the "continuous trigger" of coverage). The Court awarded reimbursement of approximately $6.2 million spent by U. S. Gypsum to resolve the eight "test" cases. The defendant carriers' rehearing petition was denied by the Appellate Court in January 1995, and on April 5, 1995 the Illinois Supreme Court denied the insurers' petition for leave to appeal to that Court. Although the appellate process has effectively concluded, further proceedings will be necessary in the trial court to apply the appellate court's ruling to all Property Damage Cases other than the eight "test" cases, as well as to resolve certain other remaining issues, some of which could, if determined adversely to U.S. Gypsum, affect the amount or accessibility of available coverage. No schedule has yet been established for the resolution of these issues.

The "continuous trigger" ruling, if applied to the Property Damage Cases generally, and subject to the resolution of the remaining issues referred to above, will allow U. S. Gypsum to access all of its available insurance coverage for Property Damage Cases (although the same coverage must also be used for Personal Injury Cases). Under the continuous trigger, all Property Damage Cases would be covered by insurance unless or until such insurance becomes exhausted. U. S. Gypsum is evaluating the impact of the ruling and the remaining issues on past property damage expenditures and, if the ruling is applied to such expenditures, U. S. Gypsum should be able to recover a substantial portion of them, subject to the allocation of costs to insolvent carriers, excess carriers with no defense cost obligations, and carriers that have previously settled. The Company is not yet able to estimate the amount of its past property damage expenditures that it could recover or when such recoveries would occur.

Ten carriers, including three of the Supporting Insurers, have settled U. S. Gypsum's claims for both property damage and personal injury coverage and have been (or will be) dismissed from the Coverage Action entirely. Four of these carriers agreed to pay all or a substantial portion of their policy limits to
U. S. Gypsum beginning in 1991 and continuing over the following four years. Another carrier, which provided both primary and excess policies to U.S. Gypsum during the 1960's and 1970's, has agreed to pay U.S. Gypsum a total of $38.4 million, $25 million of which was paid in April 1995 with the rest to be paid in three annual installments. In August 1995, another carrier that provided both primary and excess insurance (and is a Supporting Insurer), agreed to pay U. S. Gypsum approximately $25 million by December 31, 1995 to reimburse U. S. Gypsum for past property damage costs, and to make its remaining $18 million of unexhausted coverage available for future costs as they are incurred. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1994, carriers providing a total of approximately $150 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing approximately $175 million of additional coverage that was unexhausted as of December 31, 1994 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action.
U. S. Gypsum continues to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

Insolvency proceedings have been instituted against four of U. S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975 to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980 to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983 to July 31, 1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963 to April 15, 1971. It is possible that U. S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies. In addition, portions of various policies issued by Lloyd's and other London market companies between 1966 and 1979 have also become insolvent; U. S. Gypsum must pay these amounts, which total approximately $12 million.

It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U. S. Gypsum. Many Property Damage Cases are still at an early stage and the potential liability therefrom is consequently uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U. S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U. S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


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


Item 4.     Submission of Matters to a Vote of Security Holders

(a) In accordance with the Corporation's notice and proxy statement dated March 31, 1995, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 10, 1995.

(c)

                                                                              Votes        Abstentions
                                                              Votes         Withheld       and Broker
                                                               For         or Against      Non-Voters

        Election of Directors:
        W. H. Clark                                          40,187,069         585,510               -
        Lawrence M. Crutcher                                 40,181,336         591,243               -
        Wade Fetzer III                                      40,178,164         594,415               -
        William C. Foote                                     40,184,138         588,441               -
        Judith A. Sprieser                                   40,183,906         588,673               -

        Approval of Stock Compensation Program
        for Non-Employee Directors                           38,330,157       1,809,164         633,258

        Approval of 1995 Long-Term Equity Plan               38,300,103       2,346,880         125,596

        Ratification of Appointment of Arthur
        Andersen LLP as Independent Public
        Accountants                                          40,281,426         454,617          36,536


Item 6.     Exhibits and Reports on Form 8-K


(a)     (4)     Instruments defining the rights of security holders,
                including indentures:

                (a) Form of Consent Resolution adopted by a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4(b) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).

        (10)    Material contracts:

                (a) Credit Agreement dated as of July 27, 1995, among USG Corporation and the Banks listed on the signature page thereto and Chemical Bank as Agent (incorporated by reference to Exhibit 99(a) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).

                (b) Collateral Trust Agreement dated as of July 27, 1995 between USG Corporation, certain of its subsidiaries and Wilmington Trust Company and William J. Wade, as Trustee (incorporated by reference to Exhibit 99(b) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).

                (c) Company Pledge Agreement dated as of July 27, 1995, among USG Corporation, as Pledgor, and Wilmington Trust Company and William J. Wade, as Trustee (incorporated by reference to Exhibit 99(c) of Amendment No. 3 to USG Corporation's Registration Statement No 33-60563 on Form S-3, dated July 28, 1995).

        (15) Letter of Arthur Andersen LLP regarding unaudited financial information.

        (27)    Financial Data Schedule (electronic filing only).

(b) A report on Form 8-K was filed on May 24, 1995 relating to the termination of an agreement dated February 25, 1993, between the Corporation and Water Street Corporate Recovery Fund I, L.P., which was established in connection with the Corporation's 1993 financial restructuring.

Exhibit (27), which has been filed as part of this Form 10-Q, is not included herein.



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


August 10, 1995                         By    / s / Raymond T. Belz

                                        Raymond T. Belz, Vice President and
                                          Controller, USG Corporation