Form 10-Q
period 1995-09-30
USG CORP
filed 1995-11-09
CIK 757011

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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

As of October 31, 1995, 45,170,858 shares of USG common stock were outstanding.

                        Table of Contents


PART I  FINANCIAL INFORMATION
Item 1. Financial Statements:

      Consolidated Statement of Earnings:
            Three Months and Nine Months Ended
            September 30, 1995 and 1994

      Consolidated Balance Sheet:
            As of September 30, 1995 and December 31, 1994

      Consolidated Statement of Cash Flows:
            Nine Months Ended September 30, 1995 and 1994

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

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

                                   USG CORPORATION
                         CONSOLIDATED STATEMENT OF EARNINGS
                     (Dollars in millions except per share data)
                                     (Unaudited)

                                           Three Months             Nine Months
                                        ended September 30,     ended September 30,
                                         1995        1994        1995        1994

Net sales                              $    629    $    621    $  1,842    $  1,689

Cost of products sold                       477         468       1,389       1,293

Gross profit                                152         153         453         396

Selling and administrative
 expenses                                    61          63         181         179

Amortization of excess
 reorganization value                        43          43         127         127

Operating profit                             48          47         145          90

Interest expense                             25          33          77         103

Interest income                              (2)         (3)         (5)         (8)

Other expense, net                            1          (1)          1           1

Earnings/(loss) before taxes
 on income                                   24          18          72          (6)

Taxes on income                              26          24          79          51

Net loss                                     (2)         (6)         (7)        (57)

Net loss per common share                 (0.04)      (0.13)      (0.16)      (1.34)

Dividends paid per common share               -           -           -           -

Average number of common shares       45,108,206  45,065,991  45,095,230  42,691,615


See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)
                                  (Unaudited)


                                                      As of           As of
                                                  September 30,   December 31,
                                                      1995            1994

Assets
Current Assets:
Cash and cash equivalents                          $        64    $       197
Receivables (net of reserves - $17 and $14)                288            270
Inventories                                                183            173
Total current assets                                       535            640

Property, plant and equipment (net of reserves
  for depreciation and depletion - $118 and $80)           812            755
Excess reorganization value (net of accumulated
  amortization - $409 and $282)                            437            561
Other assets                                               212            168
Total Assets                                             1,996          2,124


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                           150            122
Accrued expenses                                           176            210
Notes payable                                                7              1
Long-term debt maturing within one year                      4             44
Taxes on income                                             29             35
Total current liabilities                                  366            412

Long-term debt                                             923          1,077
Deferred income taxes                                      178            179
Other liabilities                                          533            464

Stockholders' Equity/(Deficit):
Preferred stock                                              -              -
Common stock                                                 5              5
Capital received in excess of par value                    222            221
Deferred currency translation                               (3)           (13)
Reinvested earnings/(deficit)                             (228)          (221)
Total stockholders' equity/(deficit)                        (4)            (8)
Total Liabilities and Stockholders' Equity               1,996          2,124


See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                           Nine Months ended
                                                             September 30,
                                                           1995        1994


Operating Activities:
Net loss                                                 $     (7)   $    (57)
Adjustments to reconcile net loss to net cash:
  Amortization of excess reorganization value                 127         127
  Depreciation, depletion and other amortization               50          52
  Deferred income taxes                                        (1)          1
  Net gain on asset dispositions                               (3)         (2)
(Increase)/decrease in working capital:
  Receivables                                                 (18)        (51)
  Inventories                                                 (10)        (30)
  Payables                                                     22          54
  Accrued expenses                                            (34)         22
Increase in other assets                                      (44)         (3)
Increase in other liabilities                                  69          14
Other, net                                                     (2)         (2)
Net cash flows from operating activities                      149         125


Investing Activities:
Capital expenditures                                          (94)        (37)
Net proceeds from asset dispositions                            6           3
Net cash flows to investing activities                        (88)        (34)


Financing Activities:
Issuance of debt                                              651         168
Repayment of debt                                            (845)       (435)
Proceeds from public offering of common stock                   -         224
Net cash flows to financing activities                       (194)        (43)


Net increase/(decrease) in cash & cash equivalents           (133)         48
Cash & cash equivalents at beginning of period                197         211
Cash & cash equivalents at end of period                       64         259


Supplemental Cash Flow Disclosures:
Interest paid                                                  79          84
Income taxes paid                                              92          17


See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1995 and December 31, 1994; results of operations for the three months and nine months ended September 30, 1995 and 1994; and cash flows for the nine months ended September 30, 1995 and 1994. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1995 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1994 Annual Report on Form 10-K dated March 8, 1995.


(2) In the third quarter of 1995, the Corporation completed a refinancing that included: (i) the establishment of a new seven-year revolving credit facility to replace its former bank credit agreement; (ii) the sale of $150 million aggregate principal amount of 8 1/2% senior notes due 2005; and (iii) the redemption of the Corporation's remaining $268 million principal amount of 10 1/4% senior notes due 2002 using a combination of proceeds from the sale of the 8 1/2% senior notes, borrowings under the revolving credit facility and cash on hand.

      Under the new revolving credit facility, the Corporation can borrow up to $500 million from a syndicate of banks, which are essentially the same banks that had been lenders under the former credit agreement. The new revolving credit facility provides USG greater financial flexibility as a result of: (i) less restrictive covenants; (ii) a letter of credit subfacility of up to $125 million; (iii) an expiration in 2002 with no required amortization prior to maturity; and (iv) a simplification of the Corporation's capital structure through the elimination of subsidiary guarantees on any of its senior indebtedness. The revolving loans bear interest at the London Interbank Offered Rate as determined from time to time plus an applicable spread based on the Corporation's net debt to EBITDA ratio (as defined in the new credit agreement) for the preceding four quarters. As of September 30, 1995, the applicable spread was 7/8%. However, in October 1, 1995 the applicable spread was reduced to 3/4%.


(3) In the fourth quarter of 1994, the Corporation established a revolving accounts receivable facility. Under this financing program, the trade receivables of United States Gypsum Company ("U.S. Gypsum") and USG Interiors, Inc. ("USG Interiors") are purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chemical Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


(4) On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is being amortized over a five-year period, effective May 7, 1993.


(5) Income tax expense amounted to $26 million and $79 million for the three months and nine months ended September 30, 1995, respectively. For the respective 1994 periods, income tax expense amounted to $24 million and $51 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP 90-7, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

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


(6) As of September 30, 1995, 2,666,675 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 927,770 common shares were reserved for future grants, of which 900,000 common shares were reserved in accordance with the Long-Term Equity Plan approved by the stockholders of the Corporation at the annual meeting of the stockholders held on May 10, 1995.


(7) One of the Corporation's operating subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, many of U.S. Gypsum's insurance carriers have denied coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the final resolution of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


(8) On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $22 million and $33 million were recorded on the holding company's books of account as of September 30, 1995 and December 31, 1994, respectively. Summary financial results for U.S. Gypsum are presented below (dollars in millions):


                                               Three Months          Nine Months
                                                   ended                ended
                                               September 30,       September 30,
Summary Statement of Earnings                 1995      1994       1995      1994


Net sales                                       330        329      987         888
Cost and expenses                               260        256      766         710
Amortization of excess reorganization
 value                                           15         15       46          46
Operating profit                                 55         58      175         132
Interest expense, net                             -          -        1           1
Corporate charges                                19         20       57          65
Earnings before taxes on income                  36         38      117          66
Taxes on income                                  19         20       62          43
Net earnings                                     17         18       55          23


                                                       As of          As of
                                                     Sept. 30,       Dec.31,
Summary Balance Sheet                                  1995           1994



Current assets                                     $       215    $       341
Property, plant and equipment, net                         518            491
Excess reorganization value, net                           158            204
Other assets                                               145            107
Total assets                                             1,036          1,143

Current liabilities                                        205            154
Other liabilities and obligations                          368            299
Stockholder's equity                                       463            690
Total liabilities and stockholder's equity               1,036          1,143




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Third quarter 1995 net sales were $629 million, an increase of $8 million, or 1.3%, over the third quarter of 1994. For the first nine months of 1995, net sales totaled $1,842 million, an increase of $153 million, or 9.1%, over the comparable 1994 period. Net sales were up in each 1995 period for USG Corporation's core businesses. North American Gypsum sales benefited from higher wallboard selling prices and Worldwide Ceilings experienced record ceiling tile shipments and higher selling prices. Demand for USG's wallboard remained strong in the third quarter even though housing starts in 1995 are down from 1994. Growth in repair and remodel and non-residential construction markets contributed to improved sales of wallboard, ceilings and other construction products.

Gross profit as a percentage of net sales decreased slightly in the third quarter of 1995 to 24.2% from 24.6% in the prior-year period primarily due to the increased cost of purchased recycled paper, the primary raw material of gypsum wallboard paper. During the first nine months of 1995, gross profit as a percentage of net sales was 24.6%, up from 23.4% for the comparable 1994 period due to higher selling prices for all major product lines, partially offset by the increased cost of recycled paper.

Selling and administrative expenses as a percentage of net sales decreased to 9.7% in the third quarter and 9.8% in the first nine months of 1995 from 10.1% and 10.6% in the respective 1994 periods.

Excess reorganization value, which was established in connection with USG's financial restructuring in May 1993, is being amortized over a five-year period. This non-cash amortization, which has no tax impact, reduced operating profit by $43 million and $127 million in each 1995 and 1994 third quarter and first nine-month period, respectively.

Because of the continuing amortization of excess reorganization value, the Corporation reports EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) which it believes helps to facilitate: (i) comparisons of current and historical results; (ii) the monitoring of covenants related to certain long-term debt; and (iii) an understanding of cash flow generated from operations that is available for taxes, debt service and capital expenditures. EBITDA amounted to $106 million in the third quarter of 1995, compared with $105 million in the corresponding 1994 period. For the first nine months of 1995, EBITDA amounted to $315 million, representing an increase of $57 million, or 22.1%, over the first nine months of 1994. (Note: EBITDA should not be considered as an alternative to net earnings as an indicator of operating performance or to cash flows as a measure of overall liquidity.)

Interest expense in the third quarter of 1995 declined $8 million, or 24.2%, compared with the third quarter of 1994. For the first nine months of 1995 interest expense was down $26 million, or 25.2%, versus the first nine months of 1994. These declines primarily reflect the impact of debt repayments in the past year and the recently completed debt refinancing described below under "Liquidity and Capital Resources."

Income tax expense amounted to $26 million and $79 million in the three months and nine months ended September 30, 1995, respectively. In the respective 1994 periods, income tax expense amounted to $24 million and $51 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.

Net losses of $2 million ($0.04 per share) and $6 million ($0.13 per share) were reported for the third quarter of 1995 and 1994, respectively. However, non-cash amortizations of excess reorganization value and reorganization debt discount reduced net earnings by $44 million ($0.97 per share) and $45 million ($1.01 per share) in the respective periods. For the first nine months of 1995 and 1994, net losses of $7 million ($0.16 per share) and $57 million ($1.34 per share) were reported. Comparable amortizations in the nine months periods amounted to $130 million ($2.88 per share) and $136 million ($3.19 per share), respectively.

The following is an analysis of USG's results of operations by core business (dollars in millions):


                                  Net Sales                        EBITDA
Periods ended
    September 30:       Three Months     Nine Months    Three Months    Nine Months
                        1995    1994   1995    1994     1995    1994    1995    1994


U.S. Gypsum Company    $ 330   $ 329  $ 987   $  888   $  78   $  81  $  245   $ 200
L&W Supply Corporation   198     180    563      485       8       6      19      12
CGC Inc. (gypsum)         26      30     78       80       2       5       7      10
Other subsidiaries        19      24     52       65       7       8      17      20
Eliminations             (84)    (77)  (238)    (210)      -      (1)      -      (2)
North American Gypsum    489     486  1,442    1,308      95      99     288     240

USG Interiors, Inc.      102     105    292      303      16      15      46      42
USG International         61      54    178      147       2       2       5       4
CGC Inc. (interiors)       8       7     22       22       1       1       3       3
Eliminations             (10)     (9)   (29)     (27)      -       -       -       -
Worldwide Ceilings       161     157    463      445      19      18      54      49

Corporate                  -       -      -        -      (8)    (13)    (27)    (31)
Eliminations             (21)    (22)   (63)     (64)      -       1       -       -
Total USG Corporation    629     621  1,842    1,689     106     105     315     258


North American Gypsum

Third quarter 1995 net sales amounted to $489 million, up $3 million, or 0.6%, while EBITDA of $95 million declined $4 million, or 4.0%, compared with the third quarter of 1994. For the first nine months of 1995, net sales of $1,442 million and EBITDA of $288 million represented increases of $134 million, or 10.2%, and $48 million, or 20.0%, respectively, over the comparable 1994 period.

These trends largely reflect the performance of U.S. Gypsum. Comparing the third quarter of 1995 to the third quarter of 1994, results for U.S. Gypsum primarily reflect the net effect of higher wallboard selling prices, offset by higher unit manufacturing costs and lower wallboard volume. U.S. Gypsum's third quarter 1995 average wallboard selling price was $109.37 per thousand square feet, up $4.72, or 4.5%, from a year ago. Higher manufacturing costs reflect an increase of approximately $4 per thousand square feet in the cost of purchased recycled paper versus the third quarter of 1994. However, recycled paper costs declined during the third quarter reducing wallboard costs by almost $3 per thousand square feet from the second quarter of 1995. Third quarter 1995 shipments of U.S. Gypsum wallboard totaled 1.957 billion square feet. This level of shipments was the second highest for any quarter, down 4.9% from the record level of 2.059 billion square feet experienced in the third quarter of 1994. U.S. Gypsum's wallboard plants operated at 94% of capacity in the third quarter of 1995, slightly higher than the estimated average rate of 92% for the industry. Based on preliminary data issued by the U.S. Bureau of the Census, third quarter 1995 housing starts were down approximately 3% from the level reported in the third quarter of 1994. Compared to the second quarter of 1995, third quarter 1995 housing starts were up approximately 4%.

L&W Supply, the Corporation's building products distribution business, achieved record sales for any quarter and first nine-months period, reflecting improving demand for its gypsum wallboard and non-gypsum products. EBITDA for L&W Supply also increased as a result of gross profit improvements for all of its product lines.

CGC Inc.'s gypsum business experienced lower net sales and EBITDA in the third quarter of 1995 as wallboard results were adversely affected by lower housing starts in eastern Canada and the rising cost of wallboard paper.



Worldwide Ceilings

Third quarter 1995 net sales of $161 million, the highest level for any quarter of record, were up $4 million, or 2.5%, while EBITDA of $19 million increased by $1 million versus the third quarter of 1994. For the first nine months of 1995, record net sales of $463 million increased $18 million, or 4.0%, and EBITDA of $54 million increased $5 million, or 10.2%, over the comparable 1994 period.

Excluding results for the domestic floors division, which was divested in December 1994, Worldwide Ceilings third quarter 1995 net sales improved $11 million, or 7.3%, while EBITDA increased $1 million over the third quarter of 1994. Compared to similarly adjusted nine months 1994 results, net sales rose $40 million, or 9.5%, and EBITDA was up $5 million, or 10.2%. These improved results largely reflect third quarter and first nine months records for ceiling tile shipments.

For USG Interiors, improved sales, as adjusted to exclude the impact of the divested floors division, primarily reflect increased retail and export volume and higher selling prices. EBITDA for USG Interiors rose slightly, reflecting the higher selling prices in 1995.

USG International's net sales increased over the third quarter of 1994 as a result of growing international markets, especially in the Asia Pacific region.




Liquidity and Capital Resources

The Corporation, which has significantly strengthened its liquidity and capital resources since its 1993 financial restructuring, is currently pursuing a strategy of reducing debt and growing its core gypsum and ceilings businesses through approximately equal application of free cash flow between debt reduction and capital expenditures, with an objective of achieving investment grade status.

As a means of further enhancing its ability to implement this strategy, the Corporation completed a refinancing in the third quarter of 1995 that included: (i) the establishment of a new seven-year revolving credit facility to replace its former bank credit agreement; (ii) the sale of $150 million aggregate principal amount of 8 1/2% senior notes due 2005; and (iii) the redemption of the Corporation's remaining $268 million principal amount of 10 1/4% senior notes due 2002 using a combination of proceeds from the sale of the 8 1/2% senior notes, borrowings under the revolving credit facility and cash on hand. As a result of the refinancing and repurchase of $30 million principal amount of 8 3/4% senior debentures due 2017, the Corporation reduced its principal amount of total debt to $955 million as of September 30, 1995 from $1,022 million as June 30, 1995. This marked the first time the Corporation's debt has dropped below the $1 billion level since its recapitalization in 1988. Additionally, as a result of the refinancing, the Corporation reduced its annual interest expense by approximately $7 million. For additional information on the new revolving credit facility, see "Notes to Consolidated Financial Statements - Note No. 2."

Substantial capital investments to reduce costs and expand capacity have been made at North American Gypsum plants in 1995. Cost reduction projects included the installation of stock cleaning equipment to utilize lower grades of recycled paper, continued implementation of technology which lowers wallboard weight and additional use of synthetic gypsum at manufacturing facilities at which it is more economical than natural sources of gypsum rock. Projects that will be completed by the end of 1995 to enhance manufacturing efficiency will increase wallboard capacity by approximately 600 million square feet. In the Worldwide Ceilings business, a $45 million expansion underway at USG Interiors' ceiling tile plant in Greenville, Mississippi, is scheduled for completion in 1996. In the first nine months of 1995, total capital expenditures for the Corporation amounted to $94 million, compared with $37 million in the corresponding 1994 period. As of September 30, 1995, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $100 million compared with $61 million as of December 31, 1994. USG's capital expenditures will exceed $100 million in 1995 and capital investment plans for the next several years contemplate spending at, or above, current levels so long as operating cash flows support such levels and the growth opportunities for such investments remain attractive. The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations, and the Corporation believes that its available liquidity would be generally adequate to support investments in appropriate opportunities.

As of September 30, 1995, working capital (current assets less current liabilities) amounted to $169 million and the ratio of current assets to current liabilities was 1.46 to 1. As of December 31, 1994, working capital amounted to $228 million and the ratio of current assets to current liabilities was 1.55 to 1. In the first nine months of 1995, cash and cash equivalents decreased to $64 million from $197 million primarily due to debt repayments. Receivables (net of reserves) increased $18 million, or 6.7%, to $288 million, inventories increased $10 million, or 5.8%, to $183 million and accounts payable increased $28 million, or 23.0%, to $150 million. These increases primarily reflect normal seasonal fluctuations.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1995, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
October 18, 1995

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


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of September 30, 1995, 35 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 23 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

U.S. Gypsum is one of many defendants in three pending cases that have been certified as class actions, including one that recently has been settled, as well as others that request such certification. The damages claimed against U.S. Gypsum in the class action cases are unspecified. On October 10, 1995, U.S. Gypsum agreed to settle a class action consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) Under the settlement agreement, which will require court approval after notice to the class, U.S. Gypsum will pay $3.6 million, with half payable during 1995 and the remainder over the following eighteen months. The remaining two class actions are a conditionally certified class of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al, U.S.D.C. S.C.); and a class action on behalf of various public bodies in the State of Texas, including cities, counties, hospitals, port authorities and colleges. (Kirbyville Independent School District v. U.S. Gypsum, et al., United States District Court for the Eastern District of Texas, Beaumont Division.)

During 1994 U.S. Gypsum settled two other class actions that are now closed. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, MI.) The Michigan settlement was approved by the Court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class was approved on September 13, 1995, and became final on October 12, 1995.

A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences, or buildings at issue in the other described class actions. (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C. (the "Anderson case").) The Anderson case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. In July 1994, the court in the Anderson case ruled that claims involving building owners outside South Carolina cannot be included in the suit.

In total, U.S. Gypsum has settled approximately 95 property damage cases, involving 211 plaintiffs, in addition to the two school class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; three other cases, one won at the trial level and two lost, were settled during appeals. Appeals or post-judgement motions are pending in two cases. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; and two were settled during the appellate process.

In 1992, 7 Property Damage Cases were filed against U.S. Gypsum, 10 cases were dismissed before trial, 18 were settled, 3 were closed following trial or appeal, and 76 were pending at year-end. U.S. Gypsum expended $34.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $10.2 million in 1992. During 1993, 5 Property Damage Cases were filed against U.S. Gypsum, 7 cases were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year end; U.S. Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993. In 1994, 5 Property Damage Cases were filed against U.S. Gypsum, 5 cases were dismissed before trial, 19 were settled, 1 was closed following trial or appeal, and 41 were pending at year-end. U.S. Gypsum expended $40.6 million for the defense and resolution of Property Damage Cases and received insurance payments of $9 million in 1994.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 51,000 claimants pending as of September 30, 1995 although, as discussed below, approximately 22,000 of such claims are settled but not yet closed. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

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

During 1992, approximately 20,100 Personal Injury Cases were filed against U.S. Gypsum and approximately 10,600 were settled or dismissed. U.S. Gypsum incurred expenses of $21.6 million in 1992 with respect to Personal Injury Cases of which $21.5 million was paid by insurance. During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases of which $34.0 million was paid by insurance. During 1994, approximately 14,000 Personal Injury Cases were filed against U.S. Gypsum, U.S. Gypsum was added as a defendant in approximately 4,000 cases that had been previously filed, and approximately 23,000 were settled or dismissed. U.S. Gypsum incurred expenses of $38 million in 1994 with respect to Personal Injury Cases of which $37.3 million was paid by insurance. As of December 31, 1994, 1993, and 1992, approximately 54,000, 59,000, and 54,200 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that its average settlement cost may increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment. Through the Center, U.S. Gypsum had reached settlements on approximately 22,000 Personal Injury Cases pending on December 31, 1994 for amounts totaling approximately $32 million, to be expended over a three to five year period.
In management's opinion, based primarily upon U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and taking into consideration a number of uncertainties, it is probable that all asbestos-related Personal Injury Cases pending against U.S. Gypsum as of December 31, 1994, can be disposed of for a total amount, including both indemnity costs and legal fees and expenses, estimated to be between $90 million and $100 million (of which all but less than $5 million is expected to be paid by insurance). The estimated cost of resolving pending claims takes into account, among other factors, (i) the number of pending claims; (ii) the settlements of certain large blocks of claims for higher per-case averages than have historically been paid; (iii) the committed but unconsummated settlements described above; and (iv) a small increase in U.S. Gypsum's historical settlement average.

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

The "continuous trigger" ruling, if applied to the Property Damage Cases generally, and subject to the resolution of the remaining issues referred to above, will allow U.S. Gypsum to access all of its available insurance coverage for Property Damage Cases (although the same coverage must also be used for Personal Injury Cases). Under the continuous trigger, all Property Damage Cases would be covered by insurance unless or until such insurance becomes exhausted. In addition, if applied to the Property Damage Cases generally, the ruling gives U.S. Gypsum the right to reimbursement of its past property damage expenditures, subject to the resolution of the remaining issues referred to above, and further subject to the allocation of costs to insolvent carriers, excess carriers with no defense cost obligations, and carriers that have previously settled. Pursuant to two settlements described below, both reached since the appellate ruling, U.S. Gypsum is receiving approximately $63 million from two carriers to reimburse it for past property damage expenses. U.S. Gypsum is also pursuing a similar amount from two other carriers that it contends are liable for reimbursement of U.S. Gypsum's past expenditures. The timing and amount of additional recoveries for past expenses will depend upon the outcome of settlement negotiations with those two carriers or, if settlements cannot be reached, upon the ultimate resolution of the remaining issues referred to above.

Nine carriers, including two of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers agreed to pay all or a substantial portion of their policy limits to U.S. Gypsum beginning in 1991 and continuing over the following four years.
Another carrier, which provided both primary and excess policies to U.S. Gypsum during the 1960's and 1970's, has agreed to pay U.S. Gypsum a total of $38.4 million, $25 million of which was paid in April 1995 with the rest to be paid in three annual installments. In August 1995, another carrier that provided both primary and excess insurance (and is a Supporting Insurer) agreed to pay U.S. Gypsum approximately $25 million by December 31, 1995 to reimburse U.S. Gypsum for past property damage costs, and to make its remaining $18 million of unexhausted coverage available for future costs as they are incurred. Three other excess carriers, including the two settling Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted. Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement, and consumption through December 31, 1994, carriers providing a total of approximately $150 million of unexhausted insurance have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $175 million of coverage that was unexhausted as of December 31, 1994 have agreed to cover Personal Injury Cases under the Wellington Agreement, but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action. U.S. Gypsum continues to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

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

It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U.S. Gypsum. Many of the Property Damage Cases are still at an early stage and the liability therefrom is consequently uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


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

(b) There were no reports on Form 8-K filed during the third quarter of 1995.

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


November 7, 1995                    By / s / Raymond T. Belz

                                       Raymond T. Belz, Vice President and
                                        Controller, USG Corporation