Form 10-K405
period 1995-12-31
USG CORP
filed 1996-02-29
CIK 757011

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________
                                   FORM 10-K
                               _________________

(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For fiscal year ended December 31, 1995

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from __________ to ________

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

                                          New York Stock Exchange
     Common Stock, $0.10 par value     Midwest Stock Exchange

                                          New York Stock Exchange
    Preferred Share Purchase Rights    Midwest Stock Exchange

          7.875% Sinking Fund
          Debentures, due 2004          New York Stock Exchange


      8.5% Senior Notes, Due 2005      New York Stock Exchange

                                          New York Stock Exchange
         Warrants                         Midwest Stock Exchange


          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None


                               (Title of Class)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
   As of January 31, 1996, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange ("NYSE") closing prices) was approximately $1,344,772,000.
   As of January 31, 1996, 45,478,550 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Documents Incorporated by Reference:

1. Portions of the Corporation's 1995 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on May 8, 1996 are incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.



                               TABLE OF CONTENTS


PART I
Item  1. Business
Item  2. Properties
Item  3. Legal Proceedings
Item  4. Submission of Matters to a Vote of Security Holders

PART II
Item  5. Market for the Registrant's Common Stock and Related Stockholder
         Matters
Item  6. Selected Financial Data
Item  7. Management's Discussion and Analysis of Results of
         Operations and Financial Condition
Item  8  Financial Statements and Supplementary Data
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

Signatures

                                    PART I


Item 1. BUSINESS

(a)     General Development of Business

   United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (together with its subsidiaries, called "USG" or the ("Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

   In July 1988, the Corporation consummated a plan of recapitalization (the "1988 Recapitalization") in part in response to an unsolicited takeover attempt. Approximately $2.5 billion in new debt was incurred by the Corporation primarily to finance the 1988 Recapitalization. As a result of high leverage and a severe cyclical downturn in its construction-based markets, the Corporation initiated a comprehensive restructuring of its debt (the "Restructuring") that was completed on May 6, 1993, through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. In accordance with the prepackaged plan, $1.4 billion of debt and accrued interest was converted into equity and interest expense was significantly reduced. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Due to the Restructuring and implementation of fresh start accounting, financial statements subsequent to May 6, 1993, are not comparable to financial statements prior to that date.

   Since the Restructuring, the Corporation has completed several refinancing plans. In the first quarter of 1994, the Corporation implemented a refinancing that included (i) a public offering of common stock yielding net proceeds of $224 million (ii) the issuance of $150 million of 9.25% senior notes due 2001 in exchange for cash and 8.0% senior notes due 1996 and 1997 and (iii) an amendment to the Corporation's bank credit agreement. Proceeds of this refinancing were used primarily to reduce debt.

   In the third quarter of 1995, the Corporation completed a refinancing that included: (i) the establishment of a new seven-year revolving credit facility to replace the existing bank credit agreement (ii) the sale of $150 million aggregate principal amount of 8.5% senior notes due 2005 and (iii) the redemption of the Corporation's remaining $268 million principal amount of 10.25% senior notes due 2002 using a combination of proceeds from the sale of the 8.5% senior notes, borrowings under the new revolving credit facility and cash on hand. As a result of this refinancing and other debt repayments in 1995, the Corporation reduced its principal amount of total debt to $926 million as of December 31, 1995, from $1,149 million as of December 31, 1994.


(b)     Financial Information About Industry Segments

   Financial information and other related disclosure pertaining to the Corporation's industry segments set forth under "Notes to Financial Statements
- Note 22. Industry and Geographic Segments" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


(c)     Narrative Description of Business

   Through its subsidiaries, USG is a leading manufacturer of building materials producing a wide range of products for use in new residential and nonresidential construction and repair and remodel, as well as products used in certain industrial processes. USG's operations are organized into two core businesses: North American Gypsum and Worldwide Ceilings.


North American Gypsum

Business

   North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum and L&W Supply Corporation ("L&W Supply") in the United States, the gypsum business of the Corporation's 76%-owned subsidiary, CGC Inc. ("CGC"), in Canada and Yeso Panamericano S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 1995. L&W Supply is the country's largest distributor of wallboard and related products and in 1995 distributed approximately 9% of all gypsum wallboard in the United States (including approximately 24% of U.S. Gypsum's wallboard production).


Products

   North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and mobile home construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the "SHEETROCK" brand name. Also sold under the "SHEETROCK" brand name is a line of joint compounds used for finishing wallboard joints. The "DUROCK" line of cement board and accessories provides fire-resistant and water-damage resistant assemblies for both interior and exterior construction. The Corporation also produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like "SHEETROCK" brand wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of "RED TOP," "IMPERIAL" and "DIAMOND." The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.


Manufacturing

   North American Gypsum's products are manufactured at 43 plants located throughout the United States, eastern Canada and in central Mexico. In 1995, the Corporation completed incremental wallboard capacity expansions at nine strategically located plants in the United States that increased U.S. Gypsum's wallboard capacity by approximately 600 million square feet. The Corporation also increased its capital spending program to maintain and to enhance its control of manufacturing costs.

   Gypsum rock is mined or quarried at 14 company-owned locations in the United States and Canada. In 1995, these facilities provided approximately 93% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from sources other than company-owned mines and quarries. Such purchases accounted for approximately 7% of gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 225 million tons, of which approximately 70% are located in the United States and 30% in Canada. Additional reserves of approximately 153 million tons are found on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 9.8 million tons.

   The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of USG's wallboard production processes.

   The Corporation maintains a research and development facility in Libertyville, Ill., which conducts fire, structural and acoustical testing and product and process development. Research and development activities involve technology related to gypsum, cellulosic fiber and cement as the primary raw materials on which panel products and systems, such as gypsum wallboard, cement board and ceiling tile, are based. Related technologies are those pertaining to joint compounds and textures for wallboard finishing, specialty plaster products for both construction and industrial applications and specialty coatings for both interior and exterior applications.


Marketing and Distribution

   Distribution is carried out through L&W Supply, home improvement centers and other retailers, building material dealers, contractors and distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1995, about 46% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 37% of volume demand was generated by residential and nonresidential repair and remodel activity, 10% of volume demand was generated by new nonresidential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

   L&W Supply, which was organized in 1971 by U.S. Gypsum, currently has 156 distribution centers in 34 states. It is a service-oriented organization that stocks a variety of construction materials and delivers less than truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 49% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and ceiling grid and products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 85% of its facilities from third parties.
Usually, initial leases run from three to five years with a five-year renewal option.


Competition

   The Corporation competes in North America as the largest of 18 producers of gypsum wallboard products and in 1995 accounted for approximately one-third of total gypsum wallboard sales in the United States. In 1995, U.S. Gypsum shipped 7.6 billion square feet of wallboard, compared with total domestic industry shipments of 23.8 billion square feet. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, Domtar, Inc., The Celotex Corporation, which has operated under Chapter 11 of the Bankruptcy Code since 1990, and several smaller, regional competitors. Major competitors in Canada include Domtar, Inc. and Westroc Industries Ltd. In Mexico, the Corporation's major competitor is Panel Rey. In late 1995, Georgia-Pacific Corporation announced that it agreed to purchase the gypsum business of Domtar, Inc. According to the announcement, completion of the acquisition is targeted for the first quarter of 1996.

   L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with approximately 70 locations in the southern, central and western United States. There are several regional competitors, such as Gypsum Drywall Management Association in the southern United States, CSR/GDMA in the southeast (primarily in Florida) and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers, and acoustical tile distributors and manufacturers.


Worldwide Ceilings

Business

   Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, the international interior systems businesses managed as USG International ("USG International") and the interior systems business of CGC. USG Interiors is a leading supplier of interior ceiling and wall products used primarily in commercial applications. In 1995, USG Interiors was the largest producer of ceiling grid and the second largest producer of ceiling tile in the United States, accounting for approximately one-half and approximately one-third of total domestic sales of such products, respectively.


Products

   Worldwide Ceilings manufactures and markets ceiling grid, ceiling tile, wall systems, mineral fiber insulation and soundproofing products and, in Europe and the Asia/Pacific region, access floor systems. USG's integrated line of ceiling products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the "AURATONE" and "ACOUSTONE" brands of ceiling tile and the "DX," "FINELINE," "CENTRICITEE" and "DONN" brands of ceiling grid.

   USG's wall systems provide the versatility of an open floor plan with the privacy of floor-to-ceiling partitions that are compatible with leading office equipment and furniture systems. Wall systems are designed to be installed quickly and reconfigured easily. In addition, USG manufactures a line of access floor systems in Europe and the Asia/Pacific region that permits easy access to wires and cables for repairs, modifications, and upgrading of electrical and communication networks, as well as convenient movement of furniture and equipment.


Manufacturing

   Worldwide Ceilings' products are manufactured at 21 plants located in North America, Europe, New Zealand and Malaysia, including 5 ceiling tile plants and 9 ceiling grid plants. The remaining plants produce other interior products and raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, aluminum extrusions and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected. In 1995, the Corporation initiated a major expansion of its ceiling tile manufacturing capacity to meet increasing worldwide demand. This expansion is expected to be completed in 1996.

   USG Interiors maintains its own research and development facility in Avon, Ohio, which provides product design, engineering and testing services in addition to manufacturing development, primarily in metal forming, with tool and machine design and construction services. Additional research and development is carried out at the Corporation's research and development center in Libertyville, Ill., and at its "Solutions Center"SM in Chicago.


Marketing and Distribution

   Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings as well as the retail market for small commercial contractors. Marketing and distribution to large commercial users is conducted through a network of distributors and installation contractors as well as through L&W Supply. In recent years, Worldwide Ceilings has increased its emphasis on the retail market.


Competition

   The Corporation estimates that it accounts for approximately one-third of total acoustical ceiling tile sales in the United States. Principal global competitors include Armstrong World Industries, Inc. (the largest manufacturer), OWA Faserplattenwerk GmbH (Odenwald) and The Celotex Corporation. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. USG's most significant competitor in ceiling grid is Chicago Metallic Corporation, which participates in the European, Far East and U.S. markets. Other principal competitors in ceiling grid include W.A.V.E. (a joint venture of Armstrong World Industries, Inc. and Worthington Industries/National Rolling Mills).


Other Information

   The Corporation's plants are substantial users of thermal energy. Five major fuel types are used in a mix consisting of 79% natural gas, 10% electricity, 5% oil, 4% coke and 2% purchased hot air. With few exceptions, plants that use natural gas are equipped with fuel stand-by systems, principally oil. Primary fuel supplies have been adequate and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

   Neither industry segment has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 10% of the Corporation's 1995 or 1994 consolidated net sales. Because orders are filled upon receipt, neither industry segment has any significant backlog.

   Loss of one or more of the patents or licenses held by the Corporation would not have a major impact on the Corporation's business or its ability to continue operations. No material part of any of the Corporation's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

   All of the Corporation's products regularly require improvement to remain competitive. The Corporation also develops and produces comprehensive systems employing several of its products. In order to maintain its high standards and remain a leader in the building materials industry, the Corporation performs on an on-going basis extensive research and development activities and makes the necessary capital expenditures to maintain production facilities in sufficient operating condition.

   One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury.
Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists, and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation. Additional information pertaining to the Corporation's legal proceedings, including definitions of terms in initial capital letters, set forth under" Notes to Financial Statements - Note 21. Litigation" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


(d)     Financial Information About Foreign and Domestic Operations and
Export Sales

   Financial information and other related disclosure pertaining to the Corporation's foreign and domestic operations and export sales set forth under "Notes to Financial Statements - Note 22. Industry and Geographic Segments" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 2. PROPERTIES

   The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe, New Zealand and Malaysia. Many of these facilities are operating at or near full capacity. All facilities and equipment are in good operating condition, and in management's judgment, sufficient expenditures have been made annually to maintain them. The locations of the production properties of the Corporation's subsidiaries, grouped by industry segment, are as follows (plants are owned unless otherwise indicated):


North American Gypsum

Gypsum Wallboard and Other Gypsum Products

United States                                            Canada
Baltimore, Md.               Norfolk, Va.          Hagersville, Ontario
Boston (Charlestown),        Oakfield, N.Y.        Montreal, Quebec
   Mass.                     Plaster City, Calif.  St. Jerome, Quebec
Detroit (River Rouge),       Plasterco (Saltville),  (currently idle)
    Mich.                       Va.
East Chicago, Ind.           Santa Fe Springs,
Empire, Nev.                  Calif.
Fort Dodge, Iowa             Shoals, Ind.
Fremont, Calif.              Sigurd, Utah            Mexico
Galena Park, Texas           Southard, Okla.       Puebla, Puebla
Gypsum, Ohio                 Sperry, Iowa
Jacksonville, Fla.           Stony Point, N.Y.
New Orleans, La.             Sweetwater, Texas


Joint Compound

   Surface preparation and joint treatment products are produced in plants located at Chamblee, Ga.; Dallas, Texas; East Chicago, Ind.; Fort Dodge, Iowa; Gypsum, Ohio; Jacksonville, Fla.; Port Reading, N.J. (leased); Sigurd, Utah; Tacoma, Wash. (leased); Torrance, Calif.; Hagersville, Ontario, Canada; Montreal, Quebec, Canada; Puebla, Mexico; and Port Klang, Malaysia (leased).


Gypsum Rock

   Gypsum rock is mined or quarried at Alabaster (Tawas City), Mich.; Empire, Nev.; Fort Dodge, Iowa; Oakfield, N.Y.; Plaster City, Calif.; Plasterco (Saltville), Va.; Shoals, Ind.; Sigurd, Utah; Southard, Okla.; Sperry, Iowa; Sweetwater, Texas; Hagersville, Ontario, Canada; Little Narrows, Nova Scotia, Canada; and Windsor, Nova Scotia, Canada. Synthetic gypsum is processed at Belledune, New Brunswick, Canada.


Paper

   Paper for gypsum wallboard is manufactured at Clark, N.J.; Galena Park, Texas; Gypsum, Ohio; Jacksonville, Fla.; North Kansas City, Mo.; Oakfield, N.Y.; and South Gate, Calif.


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


Other Products

   A mica-processing plant is located at Spruce Pine, N.C.; perlite ore is produced at Grants, N.M.; and drywall metal products are manufactured at Medina, Ohio. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes); and New Orleans, La. (lime products).


Worldwide Ceilings

Ceiling Tile

   Acoustical ceiling tile and panels are manufactured at Cloquet, Minn.; Greenville, Miss.; Walworth, Wis.; San Juan Ixhuatepec, Mexico; and Aubange, Belgium.

Ceiling Grid

   Ceiling grid products are manufactured at Cartersville, Ga.; Stockton, Calif.; Westlake, Ohio; Auckland, New Zealand (leased); Dreux, France; Oakville, Ontario, Canada; Peterlee, England (leased); Port Klang, Malaysia (leased); and Viersen, Germany. A coil coater and slitter plant used in the production of ceiling grid is also located in Westlake, Ohio.

   USG International is establishing a new ceiling grid plant in Taiwan that is expected to begin production in the first half of 1996.

Other Products

   Access floor systems products are manufactured at Dreux, France; Peterlee, England (leased); and Port Klang, Malaysia (leased). Mineral fiber products are manufactured at Birmingham, Ala.; Red Wing, Minn.; Tacoma, Wash.; Wabash, Ind.; and Walworth, Wis. Wall system products are manufactured at Medina, Ohio (leased). Drywall metal products are manufactured at Prestice, Czech Republic (leased). An insulation plant at Weston, Ontario, Canada was closed on December 31, 1995.

   On January 16, 1996, the Corporation announced its intention to divest its insulation manufacturing business in the United States.


Item 3. LEGAL PROCEEDINGS

   Information pertaining to the Corporation's legal proceedings set forth under "Notes to Financial Statements - Note 21. Litigation" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
MATTERS

   Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices and number of stockholders of record set forth under "Selected Quarterly Financial Data" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.

   There have been no dividends declared since the third quarter of 1988. Bank credit agreements and other debt instruments have previously prohibited or restricted the payment of cash dividends. Although currently permitted to some extent under the Corporation's existing debt agreements, the Corporation has announced an intention not to resume payment of dividends until it has achieved investment grade status with respect to its senior public debt issues.


Item 6. SELECTED FINANCIAL DATA

   Information with respect to selected financial data set forth under "Comparative Five-Year Summary" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information with respect to financial statements and supplementary data set forth under "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the
Corporation's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE.

   A Form 8-K reporting a change of accountants has not been filed within 24 months prior to the date of the most recent financial statements.


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information about directors has been omitted from this report as it will be filed with the Securities and Exchange Commission (the "SEC") in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.

Executive Officers of the Registrant (as of February 1, 1996)

                                                                 Has Held
    Name, Age             Prior Business Experience in Past       Present
and Present Position                 Five Years                Position Since
-----------------------------------------------------------------------------
Eugene B. Connolly, 63    Chairman of the Board and Chief       January 1996
Chairman of the Board     Executive Officer to March 1993;
                          Chairman of the Board, President
                          and Chief Executive Officer to
                          January 1994; Chairman of the Board
                          and Chief Executive Officer to
                          January, 1996.

William C. Foote, 44      Executive Vice President and Chief     January 1996
President and Chief       Operating Officer, L&W Supply
Executive Officer         Corporation to September 1991;
                          President and Chief Executive
                          Officer, L&W Supply Corporation
                          from September 1991 to January 1994;
                          President and Chief Executive Officer,
                          USG Interiors, Inc. from January 1993
                          to January 1994; President and Chief
                          Operating Officer from January 1994
                          to January 1996.

J. Bradford James, 49     Vice President, Financial and         October 1995
Executive Vice            Strategic Planning, USG Corporation
President-International   to January 1991; Vice President and
Development and           Chief Financial Officer, USG
Distribution              Corporation to March 1993; Senior
                          Vice President and Chief Financial
                          Officer, USG Corporation to January
                          1994; Vice President, USG Corporation,
                          President and Chief Executive Officer,
                          USG Interiors, Inc. to January 1995;
                          Group Vice President, Worldwide
                          Ceilings & International, USG Corpora-
                          tion, President and Chief Executive
                          Officer, USG Interiors, Inc. to
                          October 1995.

P. Jack O'Bryan, 60       President and Chief Executive         October 1995
Executive Vice            Officer, United States Gypsum Company
President -               to January 1993; Senior Vice President
Worldwide Ceilings;       and Chief Technology Officer, USG
President and Chief       Corporation to August 1994; Senior
Executive Officer, USG    Vice President - Worldwide Manufact-
Interiors, Inc.           uring and Technology to October 1995.

Donald E. Roller, 58      President and Chief Executive         October 1995
Executive Vice            Officer, USG Interiors, Inc. to
President - North         January 1993; Vice President, USG
American Gypsum;          Corporation, President and Chief
President and Chief       Executive Officer, United States
Executive Officer,        Gypsum Company to January 1995.
United States Gypsum      Group Vice President, North American
Company                   Gypsum; President and Chief Executive
                          Officer, United States Gypsum Company
                          to October 1995.

Richard H. Fleming, 48    Director, Corporate Finance, to       January 1995
Senior Vice President     January 1991; Vice President and
and Chief Financial       Treasurer to January 1994; Vice
Officer                   President and Chief Financial
                          Officer to January 1995.

Arthur G. Leisten, 54     Senior Vice President and General     February 1994
Senior Vice President     Counsel to March 1993; Senior Vice
and General Counsel       President, General Counsel and
                          Secretary to February 1994.

Harold E. Pendexter,
Jr., 61                   Senior Vice President, Human          January 1991
Senior Vice President     Resources and Administration
and Chief Administra-     to January 1991.
tive Officer

Raymond T. Belz, 55       Vice President Financial Services     January 1995
Vice President and        and Financial Administration,
Controller, Vice          United States Gypsum Company to
President and Chief       January 1994; Vice President and
Financial Officer,        Controller, USG Corporation, Vice
North American Gypsum     President Financial Services, United
                          States Gypsum Company to January 1995.

Brian W. Burrows, 56      Same position.                        March 1987
Vice President,
Research and
Development

Matthew P. Gonring, 41    Director, Public Relations to         March 1993
Vice President,           January 1991; Director, Corporate
Corporate Communica-      Communications to March 1993.
tions

Michael P. Kane, 44       Director, Regulatory Affairs and      January 1996
Vice President-Inter-     Chief Labor Counsel, USG Corporation
national Development;     to January 1991; Vice President
Vice President, Pacific   Regulatory Affairs and Chief Labor
Rim Operations, World-    Counsel, USG Corporation, to August
wide Ceilings             1992; Vice President Pacific Rim and
                          General Manager, Gypsum Fiberboard,
                          USG International, to March 1995;
                          Vice President Pacific Rim and
                          International Business Development,
                          USG International, to January 1996.

John E. Malone, 52        Vice President and Controller, USG    January 1994
Vice President and        Corporation to January 1994; Vice
Treasurer                 President - Finance, USG International,
                          from March 1993 to February 1995.

Robert B. Sirgant, 55     Director, Marketing - East Region,    January 1995
Vice President,           United States Gypsum Company to
Corporate Accounts        November 1992; Vice President,
                          National Accounts and Marketing -
                          East, United States Gypsum Company
                          to July 1994; Vice President,
                          National Accounts, United States
                          Gypsum Company to January 1995.

S. Gary Snodgrass, 44     Director, Human Resources, USG        February 1995
Vice President, Human     Corporation to September 1992; Vice
Resources - Operations;   President, Management Resources and
Vice President, Human     Employee Relations to January 1994;
Resources, Worldwide      Vice President, Human Resources -
Ceilings                  Operations to February 1995.

Frank R. Wall, 63         Senior Vice President, Operating      March 1995
Vice President;           Services, United States Gypsum
President and Chief       Company to April 1993; Executive
Executive Officer,        Vice President and Chief Operating
L&W Supply Corporation    Officer, L&W Supply Corporation to
                          January 1994, President and Chief
                          Executive Officer, L&W Supply to
                          March 1995.

Dean H. Goossen, 49       Vice President, General Counsel and   February 1994
Corporate Secretary       Secretary, Xerox Financial Services
                          Life Insurance Company to February
                          1993; Assistant Secretary, USG
                          Corporation to February 1994.

Paul J. Vanderberg, 36    General Manager, Materials Division,  January 1995
President and Chief       United States Gypsum Company to
Executive Officer,        February 1992; General Manager,
CGC Inc.                  Durock, United States Gypsum Company
                          to March 1994; Director, Market
                          Development and Planning, United
                          States Gypsum Company from November
                          1992 to March 1994; Executive Vice
                          President and Chief Operating Officer,
                          CGC Inc. to January 1995.


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


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)   The following documents are filed as part of this 10-K Report:

   1. The consolidated financial statements, notes to financial statements and report of independent public accountants included in the Corporation's 1995 Annual Report to Stockholders and listed below are incorporated herein by reference.

      Consolidated Statement of Earnings - Years ended December 31, 1995 and 1994, and periods of May 7 through December 31, 1993, and January 1 through May 6, 1993.

      Consolidated Balance Sheet - As of December 31, 1995 and 1994.

      Consolidated Statement of Cash Flows - Years ended December 31, 1995 and 1994, and periods of May 7 through December 31, 1993, and January 1 through May 6, 1993.

      Notes to Financial Statements.

      Report of Independent Public Accountants.

   2. Supplemental Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts

      Supplemental Note on Financial Information For United States
      Gypsum Company

      Report of Independent Public Accountants With Respect to Supplemental Note and Financial Statement Schedule.

      All other schedules have been omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


   3. Exhibits (Reg. S-K, Item 601):

 Exhibit
  No.

   3  Articles of incorporation and by-laws:
      (a) Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 of USG Corporation's Form 8-K, dated May 7, 1993).
      (b)   Amended and Restated By-Laws of USG Corporation, dated
            as of May 12, 1993 (incorporated by reference to
            Exhibit 3(b) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-61162 on Form S-1, dated June 16, 1993).

   4 Instruments defining the rights of security holders, including indentures:
      (a) Indenture dated as of October 1, 1986 between USG Corporation and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on
            Form S-3, dated October 7, 1986).
      (b) Resolutions dated December 16, 1986 of a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8% Senior Notes due 1996 (incorporated by reference to Exhibit 4(b) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
      (c) Resolutions dated March 5, 1987 of a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8.75% Debentures due
            2017 (incorporated by reference to Exhibit 4(c) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
      (d) Resolutions dated March 6, 1987 of a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8% Senior Notes due 1997 (incorporated by reference to Exhibit 4(d) of USG Corporation's 1993 Annual Report on Form 10-K, dated March 14, 1994).
      (e) Resolutions dated February 1, 1994 of a Special Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 9.25% Senior Notes due 2001 (incorporated by reference to Exhibit 4(f) of USG Corporation's Registration No. 33-51845 on Form S-1, dated February 16, 1994).
      (f)   Resolutions dated August 3, 1995 of a Special
            Committee created by the Board of Directors of USG Corporation relating to USG Corporation's 8.5% Senior Notes due 2005 (incorporated by reference to Exhibit 4(b) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).
      (g) Warrant Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as Warrant Agent, relating to USG Corporation's Warrants (incorporated by reference to Exhibit 4.3 of USG Corporation's Form 8-K, dated May 7, 1993).
      (h) Form of Warrant Certificate (incorporated by reference to Exhibit 4(g) of Amendment No. 4 to USG
            Corporation's Registration Statement No. 33-40136 on Form S-4, dated November 12, 1992).
      (i) Rights Agreement dated May 6, 1993 between USG Corporation and Harris Trust and Savings Bank, as
            Rights Agent (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated
            May 7, 1993).
      (j) Form of Common Stock certificate (incorporated by reference to Exhibit 4.4 to USG Corporation's Form
            8-K, dated May 7, 1993).

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

   10 Material contracts:
      (a) Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment
            No. 8 to USG Corporation's Registration Statement
            No. 33-40136 on Form S-4, dated February 3, 1993).
      (b) Form of Nonqualified Stock Option Agreement relating to stock option grants dated June 1, 1993, February 9, 1994 and August 10, 1994 (incorporated by reference to
            Exhibit 10(l) of Amendment No. 1 on USG Corporation's Registration Statement No. 33-61152 on Form S-1).
      (c) Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of July 1, 1993 and dated November 30, 1993 (incorporated by reference to Exhibit 10(c) of USG Corporation's Registration No. 33-51845 on Form S-1).
      (d) First Amendment of USG Corporation Supplemental Retirement Plan, effective as of November 15, 1993 and dated December 2, 1993 (incorporated by reference to Exhibit 10(d) of USG Corporation's Registration No. 33-51845 on Form S-1).
      (e) Termination Compensation Agreements (incorporated by reference to Exhibit 10(h) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).
      (f) USG Corporation Severance Plan for Key Managers, dated May 15, 1991 (incorporated by reference to
            Exhibit 10(i) of USG Corporation's 1991 Annual Report on Form 10-K, dated March 5, 1992).
      (g) Indemnification Agreements (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).
      (h) Agreement, dated August 31, 1992 among USG Corporation and the Ad Hoc Committee of Holders of 13.25% Senior Subordinated Debentures of USG Corporation due 2000 (incorporated by reference to Exhibit 10(aq) of Amendment No. 4 to USG Corporation's Registration Statement No. 33-40136 on Form S-4).
      (i) Bankruptcy Court Order issued April 23, 1993 confirming USG Corporation's Prepackaged Plan of Reorganization (incorporated by reference to
            Exhibit 28.1 of Form 8-K filed by USG Corporation on
            May 7, 1993).
      (j) Consulting Agreement dated August 11, 1993 between USG Corporation and James W. Cozad (incorporated by reference to Exhibit 10(aw) in USG Corporation's Registration Statement 33-51845, on Form S-1).
      (k) Form of Employment Agreement dated May 12, 1993 (incorporated by reference to Exhibit 10(h) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-61152 on Form S-1).
      (l) Amendment of Termination Compensation Agreements (incorporated by reference to Exhibit 10(j) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-61152 on Form S-1).
      (m) First Amendment to Management Performance Plan, effective November 15, 1993 and dated February 1, 1994 (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form S-1).
      (n) Modification letter dated February 1, 1994 to Nonqualified Stock Option Agreement dated June 1, 1993 between USG Corporation and Eugene B. Connolly (incorporated by reference to Exhibit 10(ar) of Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form S-1).
      (o) Letter Agreement dated July 28, 1994 between USG Corporation and Eugene B. Connolly (incorporated by reference to Exhibit 10(an) of USG Corporation's 1994 Annual Report on Form 10-K, dated March 8, 1995).
      (p) Credit Agreement dated as of July 27, 1995 among USG Corporation and the Banks listed on the signature page thereto and Chemical Bank as Agent (incorporated by reference to Exhibit 99(a) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).
      (q)   Amendment No. 1, dated as of February 1, 1996 to the
            Credit Agreement.
      (r) Collateral Trust Agreement dated as of July 27, 1995 between USG Corporation, certain of its subsidiaries and Wilmington Trust Company and William J. Wade, as Trustee (incorporated by reference to Exhibit 99(b) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28,
            1995).
      (s) Company Pledge Agreement dated as of July 27, 1995 among USG Corporation, as Pledgor, and Wilmington Trust Company and William J. Wade, as Trustee (incorporated by reference to Exhibit 99(c) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28,
            1995).
      (t) Stock Compensation Program for Non-Employee Directors of USG Corporation, dated May 10, 1995.
      (u) 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy dated March 31, 1995).
      (v) Form of Nonqualified Stock Option Agreement, pursuant to the 1995 Long-Term Equity Plan.
      (w) Form of Performance-Based Restricted Stock Award Agreement, pursuant to the 1995 Long-Term Equity
            Plan.
      (x) Form of Restricted Stock Award Agreement, pursuant to the 1995 Long-Term Equity Plan.
      (y)   1995 Annual Management Incentive Program - USG
            Corporation.

   11 Computation of Earnings/(Loss) Per Common Share


   13 Portions of USG Corporation's 1995 Annual Report to Stockholders.

      (Such report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.)

   21 Subsidiaries


   23 Consents of Experts and Counsel
        Consent of Arthur Andersen LLP

   24 Power of Attorney


   27 Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1995.

                            Index to exhibits filed
                      with the Annual Report on Form 10-K
                     for the year ended December 31, 1995




Exhibit


10(q) Amendment No. 1 to the Credit Agreement

10(t) Stock Compensation Program for Non-Employee Directors of USG Corporation

10(v) Form of Nonqualified Stock Option Agreement

10(w) Form of Performance-Based Restricted Stock Award Agreement

10(x) Form of Restricted Stock Award Agreement

10(y) 1995 Annual Management Incentive Program - USG Corporation

11    Computation of Earnings/(Loss) Per Common Share

13    Portions of USG Corporation's 1995 Annual Report to Stockholders

21    Subsidiaries

23    Consent of Experts

24    Power of Attorney

27    Financial Data Schedule



If you wish to receive a copy of any exhibit, it may be obtained, upon payment of reasonable expenses, by writing to:

                Dean H. Goossen, Corporate Secretary
                USG Corporation
                Department #188
                P.O. Box 6721
                Chicago, IL  60680-6721

                                USG CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in millions)

                                               Provision   Receivables
                                               Charged to   Written Off
                                      Beginning Costs and  and Discounts  Ending
                                       Balance  Expenses      Allowed     Balance

Year ended December 31, 1995:

   Doubtful accounts                   $   11    $    6     $  (6)         $   11
   Cash discounts                           3        35       (35)              3


Year ended December 31, 1994:

   Doubtful accounts                       11         7        (7)             11
   Cash discounts                           2        33       (32)              3


May 7 through December 31, 1993:

   Doubtful accounts                       11         4        (4)             11
   Cash discounts                           2        19       (19)              2

------------------------------------------------------------------------------------------------

January 1 through May 6, 1993:

   Doubtful accounts                        9         3        (1)             11
   Cash discounts                           2        10       (10)              2

                                USG CORPORATION
                SUPPLEMENTAL NOTE ON FINANCIAL INFORMATION FOR
                         UNITED STATES GYPSUM COMPANY
                       (A SUBSIDIARY OF USG CORPORATION)

   USG Corporation, a holding company, owns several operating subsidiaries, including U.S. Gypsum. On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $22 million and $33 million were recorded on the holding company's books of account as of December 31, 1995 and 1994, respectively. Financial results for U.S. Gypsum are presented below in accordance with disclosure requirements of the SEC (dollars in millions):

                            Summary Statement of Earnings
                                                                May 7   |   January 1
                                          Years ended          through  |    through
                                         December 31,       December 31,|   May 6,
                                       1995         1994        1993    |     1993
Net sales                           $ 1,309      $ 1,209    $     673   |   $   297
Cost and expenses                     1,015          990          584   |       268
Amortization of excess                                                  |
 reorganization value                    61           61           41   |         -
Operating profit                        233          158           48   |        29
Interest income, net                    (13)          (5)          (2)  |         -
Other income, net                         -            -           (1)  |         -
Corporate charges                        90           93           60   |        52
Reorganization items                      -            -            -   |      (295)
Earnings/(loss) before taxes on                                         |
 income and change in accounting                                        |
 principle                              156          70            (9)  |       272
Taxes on income                          83           49           15   |       (11)
Earnings/(loss) before change in                                        |
  accounting principle                   73           21          (24)  |       283
Cumulative effect of change in                                          |
  accounting principle                    -            -            -   |        28
Net earnings/(loss)                      73           21          (24)  |       311


                                Summary Balance Sheet
                                                                As of December 31,
                                                                 1995        1994
Current assets                                                $  207       $   341
Property, plant and equipment, net                               529           491
Excess reorganization value, net                                 143           204
Other assets                                                     120           107
    Total assets                                                 999         1,143

Current liabilities                                              170           154
Other liabilities and obligations                                348           299
Stockholder's equity                                             481           690
    Total liabilities and stockholder's equity                   999         1,143

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         WITH RESPECT TO SUPPLEMENTAL NOTE AND FINANCIAL STATEMENT
SCHEDULE


    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of USG Corporation included in this Form 10-K, and have issued our report thereon dated January 25, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Corporation's May 6, 1993, financial restructuring and the application of fresh start accounting. As discussed in Notes to Financial Statements - Note 6. Financial Restructuring, results of operations from January 1 through May 6, 1993, are not comparable with results of operations subsequent to that date. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental note and financial statement schedule on pages 20 and 19 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. The supplemental note and financial statement schedule have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                /s/Arthur Andersen LLP

                                ARTHUR ANDERSEN LLP
Chicago, Illinois
January 25, 1996

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 USG CORPORATION
February 29, 1996


                                 By:/s/ Richard H. Fleming
                                    Richard H. Fleming
                                    Senior Vice President and
                                    Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                    February 29, 1996
WILLIAM C. FOOTE
President, Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Richard H. Fleming                  February 29, 1996
RICHARD H. FLEMING
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                     February 29, 1996
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT,  KEITH A. BROWN,         )  By:/s/ Richard H. Fleming
W. H. CLARK, EUGENE B. CONNOLLY             )    Richard H. Fleming
JAMES C. COTTING, LAWRENCE                  )    Attorney-in-fact
M. CRUTCHER, DAVID W. FOX,                  )    Pursuant to Power of Attorney
PHILIP C. JACKSON, JR.,                     )    (Exhibit 24 hereto)
MARVIN E. LESSER, JOHN B. SCHWEMM,          )    February 29, 1996
JUDITH A. SPRIESER,                         )
Directors                                   )