Form 10-Q
period 1996-03-31
USG CORP
filed 1996-05-06
CIK 757011

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
                                        ----------------

                                OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ----------- to -----------

                 Commission File Number  1-8864


                               USG CORPORATION
- ------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Delaware                                    36-3329400
- ------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (312) 606-4000
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No
   -----   -----

As of April 30, 1996, 45,503,219 shares of USG common stock were outstanding.

                    Table of Contents



PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

     Consolidated Statement of Earnings:
          Three Months Ended March 31, 1996 and 1995

     Consolidated Balance Sheet:
          As of March 31, 1996 and December 31, 1995

     Consolidated Statement of Cash Flows:
          Three Months Ended March 31, 1996 and 1995

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

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                           USG CORPORATION
                  CONSOLIDATED STATEMENT OF EARNINGS
             (Dollars in millions except per share data)
                             (Unaudited)

                                               Three Months ended
                                                    March 31,
                                               ---------------------
                                                 1996        1995
                                               --------    ---------
Net sales                                  $       602      $    598

Cost of products sold                              471           446
                                                -------     --------
Gross profit                                       131           152

Selling and administrative expenses                 67            60
Amortization of excess reorganization value         42            42
                                                --------    ---------
Operating profit                                    22            50

Interest expense                                    19            27
Interest income                                      -            (2)
                                                ---------   ---------
Earnings/(loss) before taxes on income               3            25

Taxes on income                                     18            27
                                                ---------   ---------
Net loss                                           (15)           (2)
                                               ==========   =========
Net loss per common share                        (0.32)        (0.05)
                                               ==========   =========
Dividends paid per common share                      -             -
Average number of common shares              45,435,757      45,085,540


See accompanying Notes to Consolidated Financial Statements.

                           USG CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in millions)
                             (Unaudited)

                                                      As of           As of
                                                     March 31,     December 31,
                                                       1996            1995
                                                    ---------      ---------
Assets
Current Assets:
Cash and cash equivalents                           $      28      $      70
Receivables (net of reserves - $15 and $14)               288            246
Inventories                                               180            175
                                                    ---------      ---------
Total current assets                                      496            491

Property, plant and equipment (net of reserves
  for depreciation and depletion - $148 and $137)         866            842
Excess reorganization value (net of accumulated
  amortization - $508 and $466)                           337            379
Other assets                                              181            178
                                                    ----------     ---------
Total Assets                                            1,880          1,890
                                                    ==========    ==========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                          161            130
Accrued expenses                                          163            190
Notes payable                                              13              7
Long-term debt maturing within one year                    74             35
Taxes on income                                            20             21
                                                    ----------    ----------
Total current liabilities                                 431            383

Long-term debt                                            799            865
Deferred income taxes                                     196            185
Other liabilities                                         504            494

Stockholders' Equity/(Deficit):
Preferred stock                                             -              -
Common stock                                                5              5
Capital received in excess of par value                   225            223
Deferred currency translation                              (6)            (6)
Reinvested earnings/(deficit)                            (274)          (259)
                                                    ----------     ----------
Total stockholders' equity/(deficit)                      (50)           (37)
                                                    ----------     ----------
Total Liabilities and Stockholders' Equity              1,880          1,890
                                                    ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                           USG CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in millions)
                             (Unaudited)

                                                     Three Months ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Operating Activities:
Net loss                                          $    (15)   $     (2)
Adjustments to reconcile net loss to net cash:
  Amortization of excess reorganization value           42          42
  Depreciation, depletion and other amortization        16          17
  Deferred income taxes                                 11          (2)
  Net (gain)/loss on asset dispositions                  -          (3)
 Increase)/decrease in working capital:
  Receivables                                          (42)        (22)
  Inventories                                           (5)        (17)
  Payables                                              30          39
  Accrued expenses                                     (27)        (39)
Increase in other assets                                (3)         (7)
Increase in other liabilities                           10           8
Other, net                                               2           -
                                                     --------   --------
Net cash flows from operating activities                19          14
                                                     --------   --------
Investing Activities:
Capital expenditures                                   (42)        (24)
Net proceeds from asset dispositions                     1           6
                                                     --------   --------
Net cash flows to investing activities                 (41)        (18)
                                                    ---------   --------
Financing Activities:
Issuance of debt                                       253           6
Repayment of debt                                     (273)       (105)
                                                    ---------   --------
Net cash flows to financing activities                 (20)        (99)
                                                    ---------   --------

Net decrease in cash & cash equivalents                (42)       (103)
                                                    ---------    --------
Cash & cash equivalents at beginning of period          70         197
                                                    ---------    --------
Cash & cash equivalents at end of period                28          94
                                                    =========   =========

Supplemental Cash Flow Disclosures:
Interest paid                                           29          25
Income taxes paid                                        6          13


See accompanying Notes to Consolidated Financial Statements.

                         USG CORPORATION
            Notes to Consolidated Financial Statements
                           (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1996 and December 31, 1995; and results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1996 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1995 Annual Report on Form 10-K dated February 29, 1996.


(2) Income tax expense amounted to $18 million and $27 million for the three months ended March 31, 1996 and 1995, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the non-cash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP 90-7, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

  The Corporation has NOL Carryforwards of $19 million remaining from 1992. These NOL Carryforwards may be used to offset U.S. taxable income through 2007. Furthermore, due to the uncertainty regarding the application of the Internal Revenue Code to the exchange of stock for debt, the Corporation's NOL Carryforwards to 1994 and later years could be reduced or eliminated. The Corporation has a $4 million minimum tax credit which may be used to offset U.S. regular tax liability in future years.


(3) As of March 31, 1996, 2,794,600 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 459,395 common shares were reserved for future grants under the Long-Term Equity Plan approved by the stockholders of the Corporation in 1995.


(4) One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases, although U.S. Gypsum believes that substantial coverage exists, and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


(5) In the fourth quarter of 1994, the Corporation established a revolving accounts receivable facility. Under this new financing program, the trade receivables of United States Gypsum Company ("U.S. Gypsum") and USG Interiors, Inc. ("USG Interiors") are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chemical Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


(6) On May 6, 1993, the Corporation completed a comprehensive restructuring of its debt through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is currently being amortized over a five-year period, effective May 7, 1993.


(7) On January 1, 1985, all of the issued and outstanding shares of stock of U.S. Gypsum were converted into shares of USG Corporation and the holding company became a joint and several obligor for certain debentures originally issued by U.S. Gypsum. Debentures totaling $22 million were included on the holding company's books of account as of March 31, 1996 and December 31, 1995. Summary financial results for U.S. Gypsum are presented below (dollars in millions):

                                                       Three Months ended
                                                            March 31,
                                                      ---------------------
         Summary Statement of Earnings                   1996      1995
         ------------------------------                --------- ---------

         Net sales                                     $   322     $   332
         Cost and expenses                                 261         255
         Amortization of excess reorganization value        15          15
                                                       --------  ---------
         Operating profit                                   46          62
         Interest expense, net                              (2)          -
         Corporate charges                                  20          22
                                                       --------  ---------
         Earnings before taxes on income                    28          40
         Taxes on income                                    16          21
                                                       --------  ---------
         Net earnings                                       12          19
                                                      =========  =========

                                                        As of        As of
                                                      March 31,     Dec. 31,
     Summary Balance Sheet                              1996          1995
     ----------------------                           ---------   ---------
     Current assets                                   $    251   $     207
     Property, plant and equipment, net                    535         529
     Excess reorganization value, net                      128         143
     Other assets                                          118         120
                                                     ---------    ---------
     Total assets                                        1,032         999
                                                     =========    =========
     Current liabilities                                   177         170
     Other liabilities and obligations                     362         348
     Stockholder's equity                                  493         481
                                                     ---------    ---------
     Total liabilities and stockholder's equity          1,032         999
                                                     =========    =========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Net sales of $602 million in the first three months of 1996 were up slightly compared with the first three months of 1995, while EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) of $79 million declined $27 million, or 25.5%. Severe winter weather throughout much of the United States had a significant impact on USG's first-quarter 1996 results. The unfavorable weather conditions adversely affected wallboard shipments, capacity utilization and pricing in January and February. However, by the end of March, wallboard demand had rebounded because of improving weather.

Gross profit as a percentage of net sales decreased in the first quarter of 1996 to 21.8% from 25.4% in the prior-year period. This decline primarily reflects lower wallboard pricing and a one-time $5 million provision to cost of sales to improve the operating efficiencies of USG's European businesses by reducing manufacturing and distribution costs.

Selling and administrative expenses increased $7 million, or 11.7%, largely due to higher levels of expenses related to compensation and benefits and marketing programs, as well as expenses associated with a joint initiative by USG's North American Gypsum and Worldwide Ceilings units to enhance customer service by upgrading their order entry and fulfillment computer systems.

Excess reorganization value, which was established in connection with USG's financial restructuring in May 1993 is currently being amortized over a five-year period. This noncash amortization reduced operating profit by $42 million in each first-quarter period. Because of the continuing amortization of excess reorganization value, USG reports EBITDA to facilitate comparisons of current and historical results. (Note: EBITDA should not be considered as an alternative to net earnings as an indicator of operating performance or to cash flows as a measure of overall liquidity.)

Interest expense declined $8 million, or 29.6%, compared with the first three months of 1995 primarily reflecting a lower level of debt in 1996.

Income tax expense amounted to $18 million and $27 million for the three months ended March 31, 1996 and 1995, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.

Net losses of $15 million and $2 million were reported in the first three months of 1996 and 1995, respectively. However, the noncash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $43 million, or $0.93 per share, and $43 million, or $0.96 per share, in the respective quarters.

The following is an analysis of USG's results of operations by core business (dollars in millions):

                                      Three Months ended March 31,
                              ------------------------------------------
                                  Net Sales            EBITDA
                              ------------------  ------------------
                               1996      1995      1996      1995
                              ------    ------    ------    ------

North American Gypsum:
U.S. Gypsum Company          $  322    $  332    $   70      $   86
L&W Supply Corporation          188       174         5           4
CGC Inc. (gypsum)                23        25         2           3
Other subsidiaries               16        17         4           5
Eliminations                    (76)      (78)        -           -
                              ------    ------    ------      ------
Total North American Gypsum     473       470        81          98
                              ------    ------    ------      ------

Worldwide Ceilings:
USG Interiors, Inc.              96        95        12          15
USG International                55        56        (5)          2
CGC Inc. (interiors)              8         8         1           1
Eliminations                    (10)      (10)        -           -
                              ------    ------    ------      ------
Total Worldwide Ceilings        149       149         8          18
                              ------    ------    ------      ------
Corporate                         -         -       (10)        (10)
Eliminations                    (20)      (21)        -           -
                              ------    ------    ------      ------
Total USG Corporation           602       598        79         106
                              ======    ======    ======      ======



North American Gypsum

Net sales increased $3 million, or 0.6%, while EBITDA decreased $17 million, or 17.3%, versus the first three months of 1995.

Lower net sales and EBITDA for U.S. Gypsum reflect the impact of severe winter weather. Comparing the first quarter of 1996 to the first quarter of 1995, wallboard shipments of 1.880 billion square feet were down 2.3% from the record first quarter level of 1.925 billion square feet; capacity utilization at U.S. Gypsum's wallboard plants fell to approximately 89% from 96%; and realized selling prices for wallboard averaged $103.83 per thousand square feet, down $8.43, or 7.5%. First-quarter 1996 EBITDA for U.S. Gypsum was also affected by a higher level of selling and administrative expenses. The cost of purchased recycled paper, the primary raw material of wallboard paper, declined from a year ago, benefiting EBITDA by approximately $7 million. However, this improvement was essentially offset by the impact of the severe weather on energy and other manufacturing costs.

L&W Supply Corporation, USG's building products distribution business, experienced the highest level of first quarter sales in its history and improved EBITDA. Sales and gross profit for wallboard and nonwallboard products benefited from the contribution of eleven additional centers (155 centers as of March 31, 1996 versus 144 centers as of March 31, 1995) and from improved demand in the west and southwest regions of the United States. Together, these factors more than offset lower demand in regions affected by the severe weather.

Results for CGC Inc.'s gypsum business were adversely affected by reduced export shipments of wallboard to the United States and higher unit costs. However, these unfavorable factors were partially offset by improved wallboard pricing.


Worldwide Ceilings

Net sales were unchanged from the first quarter of 1995, while EBITDA declined $10 million, or 55.6%.

EBITDA for Worldwide Ceilings was negatively impacted by a one-time pre-tax charge of $5 million to improve operating efficiencies in USG's European businesses by reducing manufacturing and distribution costs. In addition, a number of factors affected first-quarter performance, including higher energy costs due to harsh winter weather, poor economic conditions and competitive pressures in Europe and increased selling and administrative expenses.


Outlook

Housing starts in the first quarter of 1996 were strong despite the severe weather. Based on preliminary data issued by the U.S. Bureau of the Census, first quarter 1996 seasonally adjusted annual housing starts averaged 1.468 million privately owned units, the strongest pace since late 1994. The Corporation remains confident about its industry's prospects for the remainder of 1996 due to favorable interest rates, as well as good consumer confidence and home affordability. As such, the Corporation expects modest growth in the housing market, repair and remodel activity and nonresidential construction.


Liquidity and Capital Resources

The Corporation is currently pursuing a strategy of reducing debt and growing its core gypsum and ceilings businesses through a balanced application of free cash flow between debt reduction and capital expenditures with an objective of achieving investment grade status.

Working capital (current assets less current liabilities) as of March 31, 1996 amounted to $65 million and the ratio of current assets to current liabilities was 1.15 to 1. As of December 31, 1995, working capital was $108 million and the ratio of current assets to current liabilities was 1.28 to 1.

Cash and cash equivalents as of March 31, 1996 amounted to $28 million compared with $70 million as of December 31, 1995. This decrease reflects first quarter net cash flows to investing and financing activities of $41 million and $20 million, respectively, partially offset by net cash flows from operating activities of $19 million. In the first quarter of 1996, the Corporation repaid $25 million of revolving bank loans and increased short-term foreign borrowings by $5 million. As a result, the Corporation's principal amount of total debt was reduced to $906 million from $926 million as of December 31, 1995. Receivables (net of reserves) increased to $288 million as of March 31, 1996 from $246 million as of December 31, 1995, while inventories increased to $180 million from $175 million and accounts payable rose to $161 million from $130 million. These increases reflect normal seasonal fluctuations. Long-term debt maturing within one year increased to $74 million from $35 million due to the reclassification of 8% senior notes due in March 1997.

In April 1996, U.S. Gypsum reached a $111 million settlement with one of its insurance carriers for past and future asbestos litigation costs (See discussion of asbestos litigation below). Under the terms of the settlement, the carrier will reimburse U.S. Gypsum $62 million for past asbestos litigation costs ($42 million to be paid within 30 days of the settlement date and the balance of $20 million to be paid in five equal monthly installments). The remaining $49 million of the settlement represents coverage in place for future settlements. Also in April 1996, the Corporation completed the sale of its insulation business in the United States.

In the fourth quarter of 1995, the Corporation filed a shelf registration statement with the Securities and Exchange Commission allowing the Corporation to offer from time to time: (i) debt securities consisting of notes, debentures or other evidences of indebtedness in one or more series (ii) shares of $1.00 par value preferred stock in one or more series (iii) shares of $0.10 par value common stock or (iv) warrants to purchase shares of common stock (collectively, the "Offered Securities"), all having an aggregate initial offering price not to exceed $300 million. The Offered Securities may be offered separately or as units with other Offered Securities. The debt securities may be (i) senior or subordinated or (ii) secured or unsecured.
The Corporation intends to use the net proceeds from the sale of the Offered Securities for general corporate purposes that may include the repayment of existing indebtedness and the financing of capital expenditures and acquisitions. The shelf registration was declared effective by the Securities and Exchange Commission on January 3, 1996. As of the date of this report, no securities had been issued pursuant to this registration.

Capital expenditures amounted to $42 million in the first three months of 1996, compared with $24 million in the corresponding 1995 period. The Corporation expects that capital expenditures will approximate $145 million in 1996. For North American Gypsum, capital investments in 1996 include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional conversion of processes to accommodate the use of synthetic gypsum at manufacturing facilities at which it is more economical than natural sources of gypsum rock. In the Worldwide Ceilings business, a $45 million expansion that began in 1995 at USG Interiors' ceiling tile plant in Greenville, Miss., is scheduled for completion in 1996. As of March 31, 1996, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $46 million compared with $68 million as of December 31, 1995. The Corporation's capital investment plans for the next several years contemplate spending approximately one-half of its free cash flow on projects that provide favorable growth and cost-reduction opportunities. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations. The Corporation believes that its available liquidity would be generally adequate to support most opportunities and that it has access to additional financial resources to take further advantage of other opportunities.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1996, and the related condensed consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Corporation's management.

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


                                /s/ Arthur Andersen LLP


                                ARTHUR ANDERSEN LLP

Chicago, Illinois
April 29, 1996

PART II.                        OTHER INFORMATION
Item 1. Legal Proceedings


One of the Corporation's subsidiaries, U.S. Gypsum, is among numerous defendants in lawsuits arising out of the manufacture and sale of asbestos-containing building materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930s; in most cases the products were discontinued or asbestos was removed from the product formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with maintenance or removal and replacement of products containing asbestos (the "Property Damage Cases"). Others of these suits seek to recover compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos and asbestos-containing products (the "Personal Injury Cases"). It is anticipated that additional personal injury and property damage cases containing similar allegations will be filed.

As discussed below, U.S. Gypsum has substantial personal injury and property damage insurance for the years involved in the asbestos litigation. Prior to 1985, when an asbestos exclusion was added to U.S. Gypsum's policies, U.S. Gypsum purchased comprehensive general liability insurance policies covering personal injury and property damage in an aggregate face amount of approximately $850 million. Insurers that issued approximately $106 million of these policies are presently insolvent. After deducting insolvencies and exhaustion of policies, approximately $465 million of insurance remained potentially available as of December 31, 1995. Because U.S. Gypsum's insurance carriers initially responded to its claims for defense and indemnification with various theories denying or limiting coverage and the applicability of their policies, U.S. Gypsum filed a declaratory judgment action against them in the Circuit Court of Cook County, Ill., on December 29, 1983 (U.S. Gypsum Co. v. Admiral Insurance Co., et al.) (the "Coverage Action"). U.S. Gypsum alleges in the Coverage Action that the carriers are obligated to provide indemnification for settlements and judgments and in some cases defense costs incurred by U.S. Gypsum in property damage and personal injury claims in which it is a defendant. The current defendants are seven insurance carriers that provided comprehensive general liability insurance coverage to U.S. Gypsum between the 1940s and 1984. As discussed below, 11 carriers have settled all or a portion of the claims in the Coverage Action.

U.S. Gypsum's aggregate expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $8.2 million in 1993 and $33.4 million in 1994. In 1995, insurance payments exceeded aggregate asbestos-related costs by approximately $10 million due to the receipt of reimbursement in 1995 of amounts expended in prior years.

Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of March 31, 1996, 29 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 23 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

Class Actions: U.S. Gypsum is one of many defendants in three pending cases that have been certified as class actions, including one that recently has
been settled, as well as others that request such certification.   The damages
claimed against U.S. Gypsum in the class action cases are unspecified. On October 10, 1995, U.S. Gypsum agreed to settle a class action consisting of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) Under the settlement agreement, which will require court approval after notice to the class, U.S. Gypsum will pay $3.6 million, with half paid during 1995 and the remainder payable over the following 18 months. The remaining two class actions are a conditionally certified class of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.), and a class action on behalf of various public bodies in the State of Texas, including cities, counties, hospitals, port authorities and colleges. (Kirbyville Independent School District v. U.S. Gypsum Co., et al., United States District Court for the Eastern District of Texas, Beaumont Division)

During 1994, U.S. Gypsum settled two other class actions that are now closed. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, Mich.) The Michigan settlement was approved by the court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class action was approved on September 13, 1995, and became final on October 12, 1995.

A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences or buildings at issue in the other described class actions (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C.) (the "Anderson Case"). The Anderson Case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. In July 1994, the court in the Anderson Case ruled that claims involving building owners outside South Carolina cannot be included in the suit.

Results to Date: In total, U.S. Gypsum has settled approximately 97 Property Damage Cases, involving 231 plaintiffs, in addition to the 3 class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; 3 other cases, 1 won at the trial level and 2 lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; and 2 were settled during the appellate process.

During 1993, 5 Property Damage Cases were filed against U.S. Gypsum, 7 cases were dismissed before trial, 11 were settled, 1 was closed following trial or appeal, 2 were consolidated into 1, and 61 were pending at year-end; U.S. Gypsum expended $13.9 million for the defense and resolution of Property Damage Cases and received insurance payments of $7.6 million in 1993. In 1994, 5 Property Damage Cases were filed against U.S. Gypsum, 5 cases were dismissed before trial, 19 were settled, 1 was closed following trial or appeal, and 41 were pending at year-end. U.S. Gypsum expended $40.6 million for the defense and resolution of Property Damage Cases and received insurance payments of $9 million in 1994. In 1995, 3 Property Damage Cases were filed against U.S. Gypsum, 7 cases were dismissed before trial, 3 were settled, 2 were closed following trial or appeal, and 32 were pending at year-end. U.S. Gypsum expended $36 million for the defense and resolution of Property Damage Cases and received insurance payments of $48.6 million in 1995.

Estimated Cost: In the Property Damage Cases litigated to date, a defendant's liability for compensatory damages, if any, has been limited to damages associated with the presence and quantity of asbestos-containing products manufactured by that defendant that are identified in the buildings at issue, although plaintiffs in some cases have argued that principles of joint and several liability should apply. Because of the unique factors inherent in each of the Property Damage Cases, including the lack of reliable information as to product identification and the amount of damages claimed against U.S. Gypsum in many cases, including the class actions described above, management is unable to make a reasonable estimate of the cost of disposing of pending Property Damage Cases.

Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 50,000 claimants pending as of March 31, 1996, although, as discussed below, approximately 15,000 of such claims are settled but not yet closed, and another 8,000 of such claims are enjoined from proceeding because they did not opt out of the Georgine class action referred to below. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

Center for Claims Resolution: U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"). The Center has assumed the handling, including the defense and settlement, of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Each member of the Center is assessed a portion of the liability and defense costs of the Center for the Personal Injury Cases handled by the Center, according to predetermined allocation formulas. Five of U.S. Gypsum's insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement") are supporting insurers (the "Supporting Insurers") of the Center. The Supporting Insurers are obligated to provide coverage for the defense and indemnity costs of the Center's members pursuant to the coverage provisions in the Wellington Agreement. Claims for punitive damages are defended but not paid by the Center; if punitive damages are awarded, insurance coverage may be available under the Wellington Agreement depending on the terms of particular policies and applicable state law. Punitive damages have not been awarded against U.S. Gypsum in any of the Personal Injury Cases. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that are Supporting Insurers.

U.S. Gypsum's average settlement cost for Personal Injury Cases over the past three years has been approximately $1,600 per claim, exclusive of defense costs. Management anticipates that the average settlement cost may increase due to such factors as the possible insolvency of co-defendants, although this increase may be offset to some extent by other factors, including the possibility for block settlements of large numbers of cases and the apparent increase in the percentage of asbestos personal injury cases that appear to have been brought by individuals with little or no physical impairment.

During 1993, approximately 26,900 Personal Injury Cases were filed against U.S. Gypsum, and approximately 22,900 were settled or dismissed. U.S. Gypsum incurred expenses of $34.9 million in 1993 with respect to Personal Injury Cases, of which $34.0 million was paid by insurance. During 1994, approximately 14,000 Personal Injury Cases were filed against U.S. Gypsum; U.S. Gypsum was added as a defendant in approximately 4,000 cases that had been previously filed; and approximately 23,000 were settled or dismissed. U.S. Gypsum incurred expenses of $38 million in 1994 with respect to Personal Injury Cases, of which $37.3 million was paid by insurance. During 1995, approximately 13,000 Personal Injury Cases were filed against U.S. Gypsum, and 17,600 were settled or dismissed. U.S. Gypsum incurred expenses of $32.1 million in 1995 with respect to Personal Injury Cases, of which $30.9 million was paid by insurance. As of December 31, 1995, 1994, and 1993, approximately 50,000, 54,000, and 59,000 Personal Injury Cases were outstanding against U.S. Gypsum, respectively.

Georgine Class Action Settlement: On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U.S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit or "opt out" request as of January 24, 1994. The settlement has been approved by the district court and, if upheld on appeal, will provide an administrative compensation system that will replace judicial claims for all future Personal Injury Cases, except as noted below. The Georgine settlement will provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Each of the defendants has committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial 10-year period of the agreement (which is automatically extended unless terminated by the defendants). In each year, a limited number of class members will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim. In addition, approximately 82,000 purported class members "opted out," or elected to be excluded from, the settlement, thus retaining the right to file suit in the court system without regard to the provisions of Georgine. Claimants who attempt to file suit in the courts but have not opted out of Georgine, including approximately 8,000 of the personal injury claims pending on December 31, 1995, have been enjoined from proceeding against the Center members in the courts and will be required to pursue their claims against them under the administrative procedures in Georgine. This injunction is currently on appeal.

The Center members, including U.S. Gypsum, have instituted proceedings against those of their insurance carriers that had not consented to support the settlement. The action seeks a declaratory judgment that the settlement is reasonable and, therefore, that the carriers are obligated to fund their portion of it. Consummation of the settlement is contingent upon, among other things, court approval of the settlement and a favorable ruling in the declaratory judgment proceedings against the nonconsenting insurers.

Estimated Cost: Assuming that the Georgine settlement is implemented in its current form (which depends on the outcome of further proceedings), and based upon figures provided by the Center, management estimates U.S. Gypsum's maximum total exposure in Personal Injury Cases (other than Georgine "opt out" cases) during the next 10 years at approximately $210 million, of which approximately $195 million is expected to be paid by insurance. This estimated exposure encompasses four components. First, U.S. Gypsum, through the Center, has reached settlements in approximately 15,000 of the Personal Injury Cases pending on December 31, 1995, for amounts totaling approximately $25 million, to be expended over a three- to five-year period. Second, the Center estimates that the remaining approximately 26,000 pending Personal Injury Cases that are not subject to the Georgine injunction can be settled for an amount between $40 million and $50 million. This estimate is based primarily upon the Center's and U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and takes into account a number of uncertainties. Third, the Center has calculated U.S. Gypsum's contribution to the Georgine settlement over its 10-year initial term to be a maximum of $120 million. The estimated cost of Georgine is based upon the maximum number of claims that could be processed in each year and the total amount to be made available to the claimants over the 10-year period. U.S. Gypsum's actual contribution to Georgine may be lower, depending upon the number and severity of claims that are filed. Finally, the Center estimates U.S. Gypsum's share of legal fees and expenses at approximately $15 million.

The above figures do not include possible future Personal Injury Cases filed by persons who opted out of the Georgine class action. U.S. Gypsum's additional exposure for future "opt out" claims would depend on the number and severity of any such claims that are filed, which cannot presently be determined.

Coverage Action

  As indicated above, all of U.S. Gypsum's carriers initially denied coverage for the Property Damage Cases and the Personal Injury Cases, and U.S. Gypsum initiated the Coverage Action to establish its right to such coverage. U.S. Gypsum has voluntarily dismissed the Supporting Insurers from the personal injury portion of the Coverage Action because they committed to providing personal injury coverage in accordance with the Wellington Agreement. U.S. Gypsum's claims against the remaining carriers for coverage for the Personal Injury Cases have been stayed since 1984.

Property Damage Coverage: In the property damage phase of the Coverage Action, the applicability of U.S. Gypsum's insurance policies to settlements and to one adverse judgment in eight "test" Property Damage Cases has been decided. On November 4, 1994, the Illinois Appellate Court issued a ruling affirming in part and reversing in part an earlier trial court ruling. The Appellate Court ruled that the eight "test" cases were covered under all insurance policies in effect from the date of installation to the date of removal of asbestos-containing products (known as the "continuous trigger" of coverage). The Court awarded reimbursement of approximately $6.2 million spent by U.S. Gypsum to resolve the eight "test" cases. The defendant carriers' rehearing petition was denied by the Appellate Court in January 1995, and on April 5, 1995, the Illinois Supreme Court denied the insurers' petition for leave to appeal to that Court. Although the appellate process has effectively concluded, further proceedings will be necessary in the trial court to apply the Appellate Court's ruling to all Property Damage Cases other than the eight "test" cases, as well as to resolve certain other remaining issues, some of which could, if determined adversely to U.S. Gypsum, affect the amount or accessibility of available coverage. No schedule has yet been established for the resolution of these issues.

The "continuous trigger" ruling, if applied to the Property Damage Cases generally, and subject to the resolution of the remaining issues referred to above, will allow U.S. Gypsum access to all of its available insurance coverage for Property Damage Cases (although the same coverage must also be used for Personal Injury Cases). Under the continuous trigger, all Property Damage Cases would be covered by insurance unless or until such insurance becomes exhausted. In addition, pursuant to four settlements reached since the appellate ruling, described below, U.S. Gypsum is receiving approximately $129 million from four carriers to reimburse it for past property damage expenses. U.S. Gypsum's only remaining insurance claims relating to its past expenditures are against carriers that are now insolvent (see "Insolvent Carriers" below).

Settlements: Eleven carriers, including three of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers paid all or a substantial portion of their policy limits to U.S. Gypsum between 1991 and 1995. Another carrier, which provided both primary and excess policies to U.S. Gypsum during the 1960s and 1970s, has agreed to pay U.S. Gypsum a total of $38.4 million, $30 million of which has been paid, with the remainder to be paid over the next two years. In August 1995, another carrier that provided both primary and excess insurance (and is a Supporting Insurer) agreed to pay U.S. Gypsum approximately $25 million to reimburse U.S. Gypsum for past property damage costs and to make its remaining $18 million of unexhausted coverage available for future costs as they are incurred. Approximately $19 million of the $25 million was paid in December 1995, with the rest received in early 1996. An additional carrier, which provided $2 million of coverage per year for a 22-month period in the 1960s, paid U.S. Gypsum $4.2 million in January 1996 as reimbursement for past costs. In April 1996, another carrier which provided $111 million of excess coverage agreed to pay U.S. Gypsum $62 million as reimbursement for past costs and to make its remaining $49 million of coverage available in the future for both bodily injury and property damage costs. The past due amount will be paid
over six months beginning in May 1996.   Three other excess carriers,
including two Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases, subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted.

Taking into account the above settlements, including participation of certain of the settling carriers in the Wellington Agreement and insurance consumption through December 31, 1995, carriers providing a total of approximately $236 million of insurance that was unexhausted as of December 31, 1995, have agreed, subject to the terms of the various settlement agreements, to cover both Personal Injury Cases and Property Damage Cases. Carriers providing an additional $150 million of coverage that was unexhausted as of December 31, 1995, have agreed to cover Personal Injury Cases under the Wellington Agreement but continue to contest coverage for Property Damage Cases and remain defendants in the Coverage Action. U.S. Gypsum continues to seek negotiated resolutions with its carriers in order to minimize the expense and delays of litigation.

Insolvent Carriers: Insolvency proceedings have been instituted against four of U.S. Gypsum's insurance carriers. Midland Insurance Company, declared insolvent in 1986, provided excess insurance ($4 million excess of $1 million excess of $500,000 primary in each policy year) from February 15, 1975, to February 15, 1978; Transit Casualty Company, declared insolvent in 1985, provided excess insurance ($15 million excess of $1 million primary in each policy year) from August 1, 1980, to December 31, 1985; Integrity Insurance Company, declared insolvent in 1986, provided excess insurance ($10 million quota share of $25 million excess of $90 million) from August 1, 1983, to July 31, 1984; and American Mutual Insurance Company, declared insolvent in 1989, provided the primary layer of insurance ($500,000 per year) from February 1, 1963, to April 15, 1971. It is likely that U.S. Gypsum will be required to pay a presently indeterminable portion of the costs that would otherwise have been covered by these policies. In addition, portions of various policies issued by Lloyd's and other London market companies between 1966 and 1979 have also become insolvent; under the Wellington Agreement, U.S. Gypsum must pay these amounts, which total approximately $12 million.


Conclusion

It is not possible to predict the number of additional lawsuits alleging asbestos-related claims that may be filed against U.S. Gypsum. Because reliable information concerning U.S. Gypsum's exposure is lacking in many of the Property Damage Cases, the liability therefrom is uncertain. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

(b) There were no reports on Form 8-K filed during the first quarter of 1996.


Exhibit (27), which has been filed as part of this Form 10-Q, is not included herein.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                USG CORPORATION



                                By / s / Dean H. Goossen
                                   --------------------------------

                                  Dean H. Goossen, Corporate Secretary,
                                     USG Corporation


                                By  / s / Raymond T. Belz
May 3, 1996                        ---------------------------------

                                   Raymond T. Belz, Vice President and
                                    Controller, USG Corporation