Form 10-Q
period 1996-06-30
USG CORP
filed 1996-08-08
CIK 757011

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)

   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

                                OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ------  to ------


                 Commission File Number  1-8864


                               USG CORPORATION
- ------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Delaware                                    36-3329400
- ------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (312) 606-4000
                                                  --------------------------

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

As of July 31, 1996, 45,514,175 shares of USG common stock were outstanding.

                    Table of Contents


PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

     Consolidated Statement of Earnings:
          Three Months and Six months Ended
          June 30, 1996 and 1995

     Consolidated Balance Sheet:
          As of June 30, 1996 and December 31, 1995

     Consolidated Statement of Cash Flows:
          Six Months Ended June 30, 1996 and 1995

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

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements


                           USG CORPORATION
                  CONSOLIDATED STATEMENT OF EARNINGS
             (Dollars in millions except per share data)
                             (Unaudited)

                                  Three Months                Six Months
                                 ended June 30,              ended June 30,
                              --------------------        --------------------
                                1996         1995            1996        1995
                             ---------    ---------       ---------    --------

Net sales                $       642   $       615    $       1,244  $   1,213

Cost of products sold            482           466              953        912
                            ---------     ---------       ---------      -------
Gross profit                     160           149              291        301

Selling and administrative
 expenses                         65            60              132        120

Amortization of excess
 reorganization value             42            42               84         84
                             ---------    ---------       ---------      -------
Operating profit                  53            47               75         97

Interest expense                  20            25               39         52

Interest income                   (1)           (1)              (1)        (3)

Other expense, net                 1             -                1          -
                              ---------    ---------       ---------     -------
Earnings before taxes
 on income                        33            23               36         48

Taxes on income                   29            26               47         53
                              ---------    ---------       ---------     -------
Net earnings/(loss)                4            (3)             (11)        (5)
                              =========    =========       =========     =======
Net earnings/(loss) per
 common share                   0.09         (0.07)           (0.23)     (0.12)
                              =========    =========       =========     =======
Dividends paid per
  common share                     -             -                -          -

Average number of
  common shares              45,506,148   45,088,163      45,466,664  45,086,916



See accompanying Notes to Consolidated Financial Statements.

                           USG CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in millions)
                             (Unaudited)

  							                                            As of            As of
          							                                   June 30,       December 31,
                 							                              1996             1995
                        							                  ------------      ------------
Assets
Current Assets:
Cash and cash equivalents                          $       54       $       70
Receivables (net of reserves - $16 and $14)               296              246
Inventories                                               176              175
                                                    ------------   ------------
Total current assets                                      526              491

Property, plant and equipment (net of reserves
  for depreciation and depletion - $148 and $137)         871              842
Excess reorganization value (net of accumulated
  amortization - $550 and $466)                           295              379
Other assets                                              197              178
                                                    ------------  ------------
Total Assets                                            1,889            1,890
                                                    ============  ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                          142              130
Accrued expenses                                          173              190
Notes payable                                              15                7
Long-term debt maturing within one year                    73               35
Taxes on income                                            24               21
                                                    ------------   ------------
Total current liabilities                                 427              383

Long-term debt                                            759              865
Deferred income taxes                                     195              185
Other liabilities                                         558              494

Stockholders' Equity/(Deficit):
Preferred stock                                             -                -
Common stock                                                5                5
Capital received in excess of par value                   225              223
Deferred currency translation                             (10)              (6)
Reinvested earnings/(deficit)                            (270)            (259)
                                                    ------------   ------------
Total stockholders' equity/(deficit)                      (50)             (37)
                                                    ------------   ------------
Total Liabilities and Stockholders' Equity              1,889            1,890
                                                    ============   ============


See accompanying Notes to Consolidated Financial Statements.

                           USG CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in millions)
                             (Unaudited)

                                                      Six Months ended
                                                          June 30,
                                                   ---------------------
                                                         1996      1995
                                                    ---------   --------
Operating Activities:
Net loss                                            $     (11)   $   (5)
Adjustments to reconcile net loss to net cash:
  Amortization of excess reorganization value              84        84
  Depreciation, depletion and other amortization           33        33
  Deferred income taxes                                    10        (1)
  Net gain on asset dispositions                           (2)       (3)
 (Increase)/decrease in working capital:
  Receivables                                             (50)      (21)
  Inventories                                              (1)      (14)
  Payables                                                 15        27
  Accrued expenses                                        (14)      (40)
Increase in other assets                                  (19)      (22)
Increase in other liabilities                              64        45
Other, net                                                  1         -
                                                     ---------  ---------
Net cash flows from operating activities                  110        83
                                                     ---------  ---------
Investing Activities:
Capital expenditures                                      (73)      (56)
Net proceeds from asset dispositions                        9         6
                                                     ---------  ---------
Net cash flows to investing activities                    (64)      (50)
                                                     ---------  ---------
Financing Activities:
Repayment of debt                                         (69)     (133)
Short-term borrowings/(repayments), net                     7         6
                                                     ---------  ---------
Net cash flows to financing activities                    (62)     (127)
                                                     ---------  ---------

Net decrease in cash & cash equivalents                   (16)      (94)
                                                     ---------  ---------
Cash & cash equivalents at beginning of period             70       197
                                                     ---------  ---------
Cash & cash equivalents at end of period                   54       103
                                                     =========  =========

Supplemental Cash Flow Disclosures:
Interest paid                                              39        49
Income taxes paid                                          33        43



See accompanying Notes to Consolidated Financial Statements.

                         USG CORPORATION
            Notes to Consolidated Financial Statements
                           (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 1996 and December 31, 1995; results of operations for the three months and six months ended June 30, 1996 and 1995; and cash flows for the six months ended June 30, 1996 and 1995. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1996 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1995 Annual Report on Form 10-K dated February 29, 1996.


(2) Income tax expense amounted to $29 million and $47 million for the three months and six months ended June 30, 1996, respectively. For the respective 1995 periods, income tax expense amounted to $26 million and $53 million. The
      Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP
      90-7, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

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


(3) As of June 30, 1996, 2,783,155 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 458,395 common shares were reserved for future grants under the Long-Term Equity Plan approved by the stockholders of the Corporation in 1995.


(4) One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases. U.S. Gypsum believes that substantial coverage exists, and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled, although certain additional issues must be resolved before all of U.S. Gypsum's insurance will become available. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


(5) Under a revolving accounts receivable facility, the trade receivables of United States Gypsum Company ("U.S. Gypsum") and USG Interiors, Inc. ("USG Interiors") are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chemical Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


(6) In the second quarter of 1993, the Corporation completed a comprehensive restructuring of its debt. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in
      Reorganization under the Bankruptcy Code." Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is currently being amortized over a five-year period through April 1998.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


Note: As a result of USG's financial restructuring in 1993 and the restructuring's continuing effect on financial reporting, USG reports EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items) to facilitate the comparison of current to historical results. EBITDA is also helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures, EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.



Results of Operations

After the difficult winter weather in the first quarter of 1996, results for USG rebounded sharply in the second quarter driven by strong demand for gypsum wallboard and suspended ceilings products. Second quarter net sales of $642 million were up $27 million, or 4.4%, over the second quarter of 1995, while EBITDA of $110 million increased $7 million, or 6.8%.

For the first six months of 1996, net sales totaled $1,244 million, an increase of $31 million, or 2.6%, over the first six months of 1995. However, EBITDA of $189 million, was down $20 million, or 9.6%, from last year.

Gross profit as a percentage of net sales rose to 24.9% in the second quarter of 1996 from 24.2% in the prior-year period. This increase primarily reflects lower wallboard unit costs, partially offset by lower realized selling prices for wallboard. For the first six months of 1996, the gross profit margin declined to 23.4% from 24.8% as a result of lower wallboard prices and a one-time $5 million provision to cost of sales in the first quarter of 1996 associated with actions being implemented to improve the operating efficiencies of USG's European businesses by reducing manufacturing and distribution costs.

Selling and administrative expenses in the second quarter and first six months of 1996 increased 8.3% and 10.0%, respectively, over the prior-year periods. These increases largely reflect higher levels of expenses related to compensation and benefits and marketing programs, as well as expenses associated with a joint initiative by USG's North American Gypsum and Worldwide Ceilings units to enhance customer service by upgrading their order fulfillment systems.

Excess reorganization value, which was established in connection with USG's financial restructuring in 1993, is currently being amortized over a five-year period through April 1998. This noncash amortization reduced operating profit by $42 million and $84 million in each 1996 and 1995 second quarter and first six-month period, respectively.

Interest expense in the second quarter and first six months of 1996 decreased 20.0% and 25.0%, respectively, versus the corresponding 1995 periods. These declines primarily reflect a lower level of debt in 1996.


Income tax expense amounted to $29 million and $47 million for the three months and six months ended June 30, 1996, respectively. For the respective 1995 periods, income tax expense amounted to $26 million and $53 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.

Net earnings of $4 million were reported in the second quarter of 1996, while a net loss of $3 million was reported in the second quarter of 1995. The noncash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $43 million, or $0.91 per share, and $43 million, or $0.95 per share, in the respective quarters. For the first six months of 1996 and 1995, net losses of $11 million and $5 million were reported. Comparable amortizations in the six-month periods amounted to $86 million, or $1.88 per share, and $86 million, or $1.92 per share, respectively.

The following is an analysis of USG's results of operations by core business (dollars in millions):



                                Net Sales                           EBITDA
                        ------------------------------     ---------------------------
Periods ended June 30   Three Months      Six Months        Three Months      Six Months
                        -------------    -------------      -------------    ------------
                        1996    1995     1996   1995         1996   1995      1996  1995
																								-----  ------   ------  ------      ------  -----    _____  _____
North American Gypsum:
U.S. Gypsum Company     $ 338   $ 325   $ 660   $ 657      $  84    $ 81     $ 154  $ 167
L&W Supply Corporation    212     191     400     365          7       7        12     11
CGC Inc. (gypsum)          28      27      51      52          4       2         6      5
Other subsidiaries         19      16      35      33          7       5        11     10
Eliminations              (85)    (76)   (161)   (154)         -       -         -      -
                         -----   ------  ------  ------     ------ ------     ------ ------
Total                     512     483     985     953        102      95       183    193
                         ------  ------  ------  ------     ------ ------     ------ ------

Worldwide Ceilings:
USG Interiors, Inc.       100      95     196     190         14      15         26    30
USG International          57      61     112     117          2       1         (3)    3
CGC Inc. (interiors)        7       6      15      14          1       1          2     2
Eliminations              (10)     (9)    (20)    (19)         -       -          -     -
                         ------  ------  ------  ------     ------ ------     ------ ------
Total                     154     153     303     302         17      17         25    35
                         ------  ------  ------  ------     ------ ------     ------ ------

Corporate                   -       -       -       -         (9)     (9)       (19)  (19)
Eliminations              (24)    (21)    (44)    (42)         -       -          -     -
                         ------  ------  ------  ------     ------ ------     ------ ------
Total USG Corporation     642     615   1,244   1,213        110     103        189   209
                         ======  ====== ======  ======      ====== ======     ====== ======



North American Gypsum

Net sales of $512 million and EBITDA of $102 million in the second quarter of 1996 for North American Gypsum represented increases of 6.0% and 7.4%, respectively, over the second quarter of 1995. For the first six months of 1996, net sales of $985 million increased 3.4%, while EBITDA of $183 million was down 5.2% compared to 1995.

Net sales improved in the second quarter of 1996 for U.S. Gypsum as wallboard shipments increased 9.3% over the comparable 1995 period to 1.969 billion square feet, the highest level for any second quarter in the company's history. U.S. Gypsum's wallboard plants operated at 93% of capacity in the second quarter of 1996 compared to 88% in the second quarter of 1995 and 89% in the first quarter of 1996. Partially offsetting the increase in volume were lower wallboard selling prices. The average selling price for U.S. Gypsum's wallboard was $106.78 per thousand square feet in the second quarter, down $5.77, or 5.1%, from the second quarter of 1995. However, due to a price increase in April, this price was up $2.95 per thousand square feet, or 2.8%, versus the first quarter of 1996. U.S. Gypsum's EBITDA in the second quarter of 1996 increased slightly compared to the prior year primarily due to the lower cost of purchased recycled paper, the primary raw material of wallboard paper. The favorable impact of the lower cost of purchased recycled paper on EBITDA was approximately $16 million versus the second quarter of 1995. However, this improvement was offset to a large extent by the lower selling prices.

L&W Supply Corporation, USG's building products distribution business, reported record net sales in the second quarter of 1996 due to record shipments of wallboard and improved demand for nonwallboard product lines. The record level of sales was achieved even before reflecting the results of seven additional distribution centers (155 centers as of June 30, 1996 versus 148 centers as of June 30, 1995).

Second quarter results for CGC Inc.'s gypsum business reflect improved wallboard demand and pricing as a result of increased housing starts in Eastern Canada and increased wallboard shipments to the United States. In addition, unit costs were favorably affected by lower paper costs.



Worldwide Ceilings

Net sales of $154 million in the second quarter of 1996 and $303 million in the first six months of 1996 for Worldwide Ceilings each increased slightly over the respective 1995 periods. EBITDA of $17 million in the second quarter was unchanged versus the second quarter of 1995, while EBITDA of $25 million in the first six months was down 28.6% from a year ago.

These results reflect record ceiling tile shipments attributable to the improving U.S. commercial market and strong demand in Latin America and Asia. However, EBITDA was negatively impacted by soft economic conditions in Europe. In addition, EBITDA for the first six months of 1996 was lowered by a one-time $5 million provision to cost of sales in the first quarter of 1996 associated with actions being implemented to improve the operating efficiencies of USG's European businesses by reducing manufacturing and distribution costs.



Outlook

The outlook is positive for the balance of 1996. As USG enters the third quarter, shipments of gypsum wallboard and suspended ceilings products continue to be at high levels. Based on this strong demand, USG announced in July an $8 per thousand square foot wallboard price increase and a 3% price increase on ceiling tile and suspension grid. The Corporation expects the U.S. construction market to continue to benefit from ongoing moderate economic growth and relatively low interest rates. Conditions in Asia and Latin America are expected to remain favorable. Finally, Europe and Canada are starting to show some signs of gradual economic improvement.

Based on preliminary data issued by the U.S. Bureau of the Census, second quarter 1996 seasonally adjusted annual housing starts averaged 1.484 million privately owned units, the strongest pace since late 1994. Nonresidential construction contract awards are expected to decrease slightly, compared with the extraordinary increase experienced in 1995. However, demand for USG products from this segment should be strong through 1996, because the building of interior walls and ceilings tend to follow construction start-up by a year or more. The Corporation anticipates that demand for USG products from repair and remodeling of both residential and nonresidential buildings will continue to grow in 1996.



Liquidity and Capital Resources

The Corporation is currently pursuing a strategy of reducing debt and growing its core gypsum and ceilings businesses through a balanced application of free cash flow between debt reduction and capital expenditures with an objective of achieving investment grade status.

Through the first six months of 1996, the Corporation reduced its principal amount of total debt by $62 million. As of June 30, 1996, the principal amount of total debt was $864 million compared with $926 million as of December 31, 1995. The repayment of $45 million of revolving bank loans and redemption of $22 million of outstanding 7.875% senior debentures due 2004, were partially offset by short-term foreign borrowings of $5 million.

Capital expenditures amounted to $73 million in the first six months of 1996, compared with $56 million in the corresponding 1995 period. The Corporation expects that capital expenditures will approximate $145 million in 1996. For North American Gypsum, capital investments in 1996 include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and equipment to further utilize synthetic gypsum. In the Worldwide Ceilings business, a $45 million expansion that began in 1995 at USG Interiors' ceiling tile plant in Greenville, Miss., has begun initial operations. As of June 30, 1996, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $30 million compared with $68 million as of December 31, 1995.
The Corporation's capital investment plans for the next couple of years contemplate spending approximately one-half of its free cash flow on projects that provide favorable growth and cost-reduction opportunities. In addition, the Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations. The Corporation believes that its available liquidity would be generally adequate to support most opportunities and that it has access to additional financial resources to take further advantage of other opportunities.

Working capital (current assets less current liabilities) as of June 30, 1996 amounted to $99 million and the ratio of current assets to current liabilities was 1.23 to 1. As of December 31, 1995, working capital was $108 million and the ratio of current assets to current liabilities was 1.28 to 1.

Cash and cash equivalents as of June 30, 1996 amounted to $54 million compared with $70 million as of December 31, 1995. This decrease reflects first six months 1996 net cash flows to investing and financing activities of $64 million and $62 million, respectively, partially offset by net cash flows from operating activities of $110 million. It also reflects the Corporation's decision to maintain lower cash reserves and make more use of its credit facilities described below to provide liquidity. Receivables (net of reserves) increased to $296 million as of June 30, 1996 from $246 million as of December 31, 1995, while inventories increased to $176 million from $175 million and accounts payable rose to $142 million from $130 million. These increases reflect normal seasonal fluctuations.

The Corporation has additional liquidity available through the following financing arrangements: (i) a seven-year revolving credit facility allowing the Corporation to borrow up to $500 million, including a $125 million letter of credit subfacility, which, as of June 30, 1996, outstanding revolving loans totaled $215 million and letters of credit issued and outstanding amounted to $46 million, leaving the Corporation with $239 million of unused and available credit, and (ii) a revolving accounts receivable facility (see note 5), which, as of June 30, 1996, had additional borrowing capacity of $50 million. Furthermore, a shelf registration statement was filed in 1995 with the Securities and Exchange Commission allowing the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock; all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration statement.

In April 1996, U.S. Gypsum reached a $111 million settlement with one of its insurance carriers for past and future asbestos litigation costs (See discussion of asbestos litigation below). Under the terms of the settlement, the carrier will reimburse U.S. Gypsum $62 million for past asbestos litigation costs ($42 million was paid within 30 days of the settlement date and the balance of $20 million is being paid in five equal monthly installments). The remaining $49 million of the settlement represents coverage in place for future settlements. Also, in April 1996, the Corporation completed the sale of its insulation manufacturing business in the United States.

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases. U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action so ruled, although certain additional issues must be resolved before all of U.S. Gypsum's insurance will become available. In view of the limited insurance funding currently available to U.S. Gypsum for Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1996, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
July 18, 1996

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


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of June 30, 1996, 27 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 23 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

Class Actions: U.S. Gypsum is one of many defendants in three pending cases that have been certified as class actions, including one that recently has
been settled, as well as others that request such certification.   The damages
claimed against U.S. Gypsum in the class action cases are unspecified. On July 23, 1996, a court approved U.S. Gypsum's settlement of a class action on behalf of all owners of buildings leased to the federal government. (Prince George Center, Inc. v. U.S. Gypsum Co., et al., Court of Common Pleas, Philadelphia, Pa.) Under the settlement agreement, U.S. Gypsum will pay $3.6 million, with half paid during 1995 and the remainder payable over the following 18 months. The remaining two class actions are a conditionally certified class of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.), and a class action on behalf of various public bodies in the State of Texas, including cities, counties, hospitals, port authorities and colleges. (Kirbyville Independent School District v. U.S. Gypsum Co., et al., United States District Court for the Eastern District of Texas, Beaumont Division)

During 1994, U.S. Gypsum settled two other class actions that are now closed. One suit was brought on behalf of owners and operators of all elementary and secondary schools in the United States that contain or contained friable asbestos-containing material. (In re Asbestos School Litigation, U.S.D.C., E.D. Pa.) Approximately 1,350 school districts opted out of the class, some of which have filed or may file separate lawsuits. The other class action settlement involved approximately 333 school districts in Michigan that had opted out of the nationwide class action. (Board of Education of the City of Detroit, et al. v. The Celotex Corp., et al., Circuit Court for Wayne County, Mich.) The Michigan settlement was approved by the Court on December 2, 1994, and no appeal was filed. The settlement of the nationwide class action was approved on September 13, 1995, and became final on October 12, 1995.

A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences or buildings at issue in the other described class actions (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C.) (the "Anderson Case"). The trial court has ruled that claims involving building owners outside South Carolina cannot be included in the suit. The Anderson Case also names the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance.

Results to Date: In total, U.S. Gypsum has settled approximately 99 Property Damage Cases, involving 232 plaintiffs, in addition to the 3 class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; 3 other cases, 1 won at the trial level and 2 lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; and 2 were settled during the appellate process.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 49,000 claimants pending as of June 30, 1996, although, as discussed below, approximately 15,000 of such claims are settled but not yet closed. Another 8,000 of such claims are enjoined from proceeding because they did not opt out of the Georgine class action referred to below, although an appellate court has now ruled that the class action must be decertified. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

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

Georgine Class Action Settlement: On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U.S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit or "opt out" request as of January 24, 1994. As noted below, a court of appeals recently ruled that the class should be decertified and the settlement vacated. The settlement, if implemented, would provide an administrative compensation system that will replace judicial claims for all future Personal Injury Cases, except as noted below. The Georgine settlement would provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Each of the defendants has committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial 10-year period of the agreement (which is automatically extended unless terminated by the defendants). In each year, a limited number of class members will have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they reject the compensation offered by the administrative processing of their claim. In addition, approximately 82,000 purported class members "opted out," or elected to be excluded from, the settlement, thus retaining the right to file suit in the court system without regard to the provisions of Georgine. Claimants who attempt to file suit in the courts but have not opted out of Georgine, including approximately 8,000 of the Personal Injury Cases pending on December 31, 1995, have been enjoined from proceeding against the Center members in the courts and will be required to pursue their claims against Center members under the administrative procedures in Georgine.

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

On May 10, 1996, the U.S. Court of Appeals for the Third Circuit ruled that Georgine does not meet the requirements for class certification, and therefore ordered that the injunction be vacated and that the district court decertify the class. Rehearing was denied on June 25, 1996, although the Court of Appeals has stayed the effect of its ruling until at least August 19, 1996, in order to provide the Center defendants with the opportunity to petition for review by the U.S. Supreme Court. If the Court of Appeals ruling is not reversed, the Georgine settlement will be dissolved and future Personal Injury Cases will be dealt with in the court system unless an alternative to Georgine can be negotiated. It is also expected that plaintiffs in a substantial number of pending personal injury suits will amend their complaints to add Center companies, including U.S. Gypsum, as defendants if the Court of Appeals ruling is not reversed. Filings of Personal Injury Cases have increased since the Third Circuit ruling, although most of the new filings have been brought on behalf of individuals who did not opt out of Georgine, subjecting their cases to dismissal if the Third Circuit ruling is overturned by the Supreme Court.

Estimated Cost: If the Georgine settlement were to be implemented in its current form (which would require a reversal of the Court of Appeals ruling by the Supreme Court), based upon figures provided by the Center, management estimates U.S. Gypsum's maximum total exposure in Personal Injury Cases (other than future Georgine "opt out" cases) during the next 10 years at approximately $210 million, of which approximately $195 million is expected to be paid by insurance. This estimated exposure encompasses four components. First, U.S. Gypsum, through the Center, has reached settlements in approximately 15,000 of the Personal Injury Cases pending on December 31, 1995, of which U.S. Gypsum's share totals approximately $25 million, to be paid over a three- to five-year period. Second, the Center estimates that the remaining approximately 26,000 pending Personal Injury Cases that are not subject to the Georgine injunction can be settled for between $40 million and $50 million. This estimate is based primarily upon the Center's and U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and takes into account a number of uncertainties. Third, the Center has calculated U.S. Gypsum's contribution to the Georgine settlement over its 10-year initial term to be a maximum of $120 million. The estimated cost of Georgine is based upon the maximum number of claims that could be processed in each year and the total amount to be made available to the claimants over the 10-year period. U.S. Gypsum's actual contribution to Georgine may be lower, depending upon the number and severity of claims that are filed. Finally, the Center estimates U.S. Gypsum's share of legal fees and expenses at approximately $15 million. The above figures do not include possible future Personal Injury Cases filed by persons who opted out of the Georgine class action. U.S. Gypsum's additional exposure for future "opt out" claims would depend on the number and severity of any such claims that are filed, which cannot presently be determined.

If Georgine is not implemented, U.S. Gypsum's exposure in future Personal Injury Cases would depend on the number and severity of such Cases that are filed, which cannot presently be determined.


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

Settlements: Eleven carriers, including three of the Supporting Insurers, have settled U.S. Gypsum's claims for both property damage and personal injury coverage and have been dismissed from the Coverage Action entirely. Four of these carriers paid all or a substantial portion of their policy limits to U.S. Gypsum between 1991 and 1995. Another carrier, which provided both primary and excess policies to U.S. Gypsum during the 1960s and 1970s, has agreed to pay U.S. Gypsum a total of $38.4 million, $30 million of which has been paid, with the remainder to be paid over the next two years. In August 1995, another carrier that provided both primary and excess insurance (and is a Supporting Insurer) agreed to pay U.S. Gypsum approximately $25 million to reimburse U.S. Gypsum for past property damage costs and to make its remaining $18 million of unexhausted coverage available for future costs as they are incurred. Approximately $19 million of the $25 million was paid in December 1995, with the rest received in early 1996. An additional carrier, which provided $2 million of coverage per year for a 22-month period in the 1960s, paid U.S. Gypsum $4.2 million in January 1996 as reimbursement for past costs. In April 1996, another excess carrier which provided $111 million of excess coverage agreed to pay U.S. Gypsum $62 million as reimbursement for past costs and to make its remaining $49 million of coverage available in the future for both bodily injury and property damage costs. The past due amount will be paid over six months beginning in May 1996. Three other excess carriers, including two Supporting Insurers, have agreed to provide coverage for the Property Damage Cases and the Personal Injury Cases, subject to certain limitations and conditions, when and if underlying primary and excess coverage is exhausted.

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

Item 4. Submission of Matters to a Vote of Security Holders


(a) In accordance with the Corporation's notice and proxy statement dated April 1, 1996, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 8, 1996.

(b) The directors indicated in paragraph (c) below were elected to a three-year term to expire in 1999, and the following directors are those whose terms of office continued after the annual meeting of stockholders referred to in paragraph (a) above: Keith A. Brown, James C. Cotting, John B. Schwemm, W. H. Clark, Lawrence M. Crutcher, William C. Foote, Judith A. Sprieser.



(c)                                                   Votes       Abstentions
                                        Votes       Withheld       and Broker
                                        For        or Against      Non-Votes
                                    ------------- -------------  -------------
      Election of Directors:
      Robert L. Barnett              41,428,326      130,843               -
      David W. Fox                   41,432,584      126,585               -
      Philip C. Jackson, Jr.         41,414,989      144,180               -
      Marvin E. Lesser               41,419,751      139,418               -

      Ratification of Appointment
      of Arthur Andersen
      LLP as Independent Public
      Accountants                    41,478,183       31,762          49,224


Item 6. Exhibits and Reports on Form 8-K


(a)  (10) Consulting agreement dated April 1, 1996 between USG
          Corporation and Eugene B. Connolly.

     (15) Letter of Arthur Andersen LLP regarding unaudited financial information.

     (27) Financial Data Schedule (electronic filing only).

(b) There were no reports on Form 8-K filed during the second quarter of 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                USG CORPORATION



                                By /s/ Dean H. Goossen
                                   -----------------------
                                   Dean H. Goossen,
                                   Corporate Secretary,
                                   USG Corporation


                                By /s/ Raymond T. Belz
August 6, 1996                     ----------------------
                                   Raymond T. Belz, Vice President and
                                   Controller, USG Corporation