Form 10-Q
period 1996-09-30
USG CORP
filed 1996-11-13
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                              ---------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------- -----------

                          Commission File Number 1-8864


                                 USG CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    36-3329400
------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (312) 606-4000
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

As of October 31, 1996, 45,677,965 shares of USG common stock were outstanding.

                                    Table of Contents
                                                                      Page
                                                                    --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months and Nine Months Ended
                  September 30, 1996 and 1995                            3

         Consolidated Balance Sheet:
                  As of September 30, 1996 and December 31, 1995         4

         Consolidated Statement of Cash Flows:
                  Nine Months Ended September 30, 1996 and 1995          5

         Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                         8

Report of Independent Public Accountants                                14


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                               15

Item 6. Exhibits and Reports on Form 8-K                                23

SIGNATURES                                                              24

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements



                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)
                                   (Unaudited)

                                                               Three Months                       Nine Months
                                                            ended September 30,               ended September 30,
                                                           --------------------              ----------------------
                                                           1996             1995             1996             1995
                                                         --------         --------         --------         --------

Net sales                                          $        678      $        629     $      1,922      $      1,842

Cost of products sold                                       499               477            1,452             1,389
                                                      ---------        ----------        ---------          --------
Gross profit                                                179               152              470               453

Selling and administrative
 expenses                                                    69                61              201               181

Amortization of excess
 reorganization value                                        43                43              127               127
                                                      ---------        ----------        ---------          --------
Operating profit                                             67                48              142               145

Interest expense                                             18                25               57                77

Interest income                                              (1)               (2)              (2)               (5)

Other expense, net                                            1                 1                2                 1
                                                      ---------        ----------         --------          ---------
Earnings before taxes
 on income                                                   49                24               85                72

Taxes on income                                              36                26               83                79
                                                      ---------        ----------         --------          ---------
Net earnings/(loss)                                          13                (2)               2                (7)
                                                      =========         =========        =========         =========
Net earnings/(loss) per
 common share                                              0.26             (0.04)            0.04             (0.16)
                                                      =========         =========        =========         =========
Dividends paid per common share                           -                 -                -                 -

Average number of common shares                      45,548,584        45,108,206       45,494,731        45,095,230



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)



                                                                                        As of                 As of
                                                                                    September 30,          December 31,
                                                                                        1996                  1995
                                                                                   -------------          -------------

Assets
Current Assets:
Cash and cash equivalents                                                        $        45           $        70
Receivables (net of reserves - $17 and $14)                                              301                   246
Inventories                                                                              177                   175
                                                                                   -------------          -------------
Total current assets                                                                     523                   491

Property, plant and equipment (net of reserves
    for depreciation and depletion - $161 and $137)                                      878                   842
Excess reorganization value (net of accumulated
    amortization - $593 and $466)                                                        252                   379
Other assets                                                                             187                   178
                                                                                   -------------          -------------
Total Assets                                                                           1,840                 1,890
                                                                                   =============          =============
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                         151                   130
Accrued expenses                                                                         183                   190
Notes payable                                                                             12                     7
Long-term debt maturing within one year                                                   72                    35
Taxes on income                                                                           17                    21
                                                                                   --------------          ------------
Total current liabilities                                                                435                   383

Long-term debt                                                                           694                   865
Deferred income taxes                                                                    195                   185
Other liabilities                                                                        551                   494

Stockholders' Equity/(Deficit):
Preferred stock                                                                            -                     -
Common stock                                                                               5                     5
Capital received in excess of par value                                                  227                   223
Deferred currency translation                                                            (10)                   (6)
Reinvested earnings/(deficit)                                                           (257)                 (259)
                                                                                   --------------         --------------
Total stockholders' equity/(deficit)                                                     (35)                  (37)
                                                                                   --------------         --------------
Total Liabilities and Stockholders' Equity                                             1,840                 1,890
                                                                                   ==============         ==============


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                               Nine Months ended
                                                                                                  September 30,
                                                                                              ---------------------
                                                                                             1996              1995
                                                                                           --------         ---------

Operating Activities:
Net earnings/(loss)                                                                     $      2          $     (7)
Adjustments to reconcile net earnings/(loss) to net cash:
    Amortization of excess reorganization value                                              127               127
    Depreciation, depletion and other amortization                                            49                50
    Deferred income taxes                                                                     10                (1)
    Net gain on asset dispositions                                                            (2)               (3)
 (Increase)/decrease in working capital:
    Receivables                                                                              (55)              (18)
    Inventories                                                                               (2)              (10)
    Payables                                                                                  17                22
    Accrued expenses                                                                          (4)              (34)
Increase in other assets                                                                      (9)              (44)
Increase in other liabilities                                                                 57                69
Other, net                                                                                     1                (2)
                                                                                          ---------         ---------
Net cash flows from operating activities                                                     191               149
                                                                                          ---------         ---------
Investing Activities:
Capital expenditures                                                                         (95)              (94)
Net proceeds from asset dispositions                                                          10                 6
                                                                                          ---------         ---------
Net cash flows to investing activities                                                       (85)              (88)
                                                                                          ---------         ---------
Financing Activities:
Issuance of debt                                                                               -               575
Repayment of debt                                                                           (135)             (774)
Short-term borrowings/(repayments), net                                                        4                 5
                                                                                          ---------         ---------
Net cash flows to financing activities                                                      (131)             (194)
                                                                                          ---------         ---------

Net decrease in cash & cash equivalents                                                      (25)             (133)
                                                                                          ---------         ---------
Cash & cash equivalents at beginning of period                                                70               197
                                                                                          ---------         ---------
Cash & cash equivalents at end of period                                                      45                64
                                                                                          =========         =========

Supplemental Cash Flow Disclosures:
Interest paid                                                                                 67                79
Income taxes paid                                                                             75                92



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          (1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1996 and December 31, 1995; results of operations for the three months and nine months ended September 30, 1996 and 1995; and cash flows for the nine months ended September 30, 1996 and 1995. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1996 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1995 Annual Report on Form 10-K dated February 29, 1996.


          (2) Income tax expense amounted to $36 million and $83 million for the three months and nine months ended September 30, 1996, respectively. For the comparable 1995 periods, income tax expense amounted to $26 million and $79 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, under the provisions of SOP 90-7, as described in note 6, the benefits of the domestic net operating loss carryforwards ("NOL Carryforwards") discussed below are not reflected in income tax expense.

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


          (3) As of September 30, 1996, 2,641,060 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 467,045 common shares were reserved for future grants under the Long-Term Equity Plan approved by the stockholders of the Corporation in 1995.


          (4) One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases. U.S. Gypsum believes that substantial coverage exists, and the trial court and an appellate court in U.S. Gypsum's Coverage Action have so ruled, although certain additional issues must be resolved before all of U.S. Gypsum's remaining applicable insurance will become available. In view of the limited insurance funding currently available for the Property Damage Cases resulting from the continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in the Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

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


          (6) In the second quarter of 1993, the Corporation completed a comprehensive restructuring of its debt. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is currently being amortized over a five- year period through April 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Note: As a result of USG's financial restructuring in 1993 and the restructuring's continuing effect on financial reporting, USG reports EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items) to facilitate comparisons of current and historical results. EBITDA is also helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures, EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.



Results of Operations

Strong construction activity in nearly all markets led to record demand for USG's gypsum wallboard and suspended ceilings in the third quarter of 1996. As a result, net sales of $678 million were up $49 million, or 7.8%, over the third quarter of 1995 and EBITDA of $125 million increased $19 million, or 17.9%.

For the first nine months of 1996, net sales totaled $1,922 million, an increase of $80 million, or 4.3%, over the first nine months of 1995. Year-to-date EBITDA continues to recover from the difficult first quarter when results were adversely affected by severe winter weather. EBITDA for the first nine months of 1996 amounted to $314 million, compared with $315 million in the corresponding 1995 period.

Gross profit as a percentage of net sales rose to 26.4% in the third quarter of 1996 from 24.2% in the prior-year period. This increase primarily reflects higher realized selling prices and lower wallboard unit costs. For the first nine months of 1996, the gross profit margin declined slightly as a result of a one-time $5 million provision to cost of sales in the first quarter associated with actions being implemented to improve the operating efficiencies of USG's European businesses by reducing manufacturing and distribution costs.

Selling and administrative expenses in the third quarter and first nine months of 1996 increased 13.1% and 11.0%, respectively, over the prior-year periods. These increases largely reflect higher levels of expenses related to compensation and benefits and a joint initiative by USG's North American Gypsum and Worldwide Ceilings units to enhance customer service by upgrading their order fulfillment systems.

Excess reorganization value, which was established in connection with USG's financial restructuring in 1993, is currently being amortized over a five-year period through April 1998. This noncash amortization reduced operating profit by $43 million and $127 million in each 1996 and 1995 third quarter and first nine-month period, respectively.

Interest expense in the third quarter and first nine months of 1996 decreased 28.0% and 26.0%, respectively, versus the corresponding 1995 periods. These declines primarily reflect a lower level of debt in 1996.

Income tax expense amounted to $36 million and $83 million for the three months and nine months ended September 30, 1996, respectively. For the comparable 1995 periods, income tax expense amounted to $26 million and $79 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for federal income tax purposes. Further, the benefits of the NOL Carryforwards are not reflected in income tax expense.

Net earnings of $13 million were reported in the third quarter of 1996, while a net loss of $2 million was reported in the third quarter of 1995. The noncash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $43 million, or $0.89 per share, and $44 million, or $0.97 per share, in the respective quarters. For the first nine months of 1996, net earnings of $2 million were reported, while a net loss of $7 million was reported for the corresponding 1995 period. Comparable amortizations in the nine-month periods amounted to $128 million, or $2.69 per share, and $130 million, or $2.88 per share, respectively.

The following is an analysis of USG's results of operations by core business (dollars in millions):


                                                      Net Sales                                        EBITDA
                                    -----------------------------------------------     --------------------------------------
Periods ended
    September 30                         Three Months             Nine Months             Three Months            Nine Months
                                       ---------------           -------------            -------------          -------------
                                       1996       1995          1996       1995         1996        1995         1996       1995
                                      ------     ------        ------     ------       ------      ------       ------     ------
North American Gypsum:
U.S. Gypsum Company                 $   364    $   330    $    1,024   $    987     $     94   $     78     $    248   $    245
L&W Supply Corporation                  222        198           622        563            9          8           21         19
CGC Inc. (gypsum)                        32         26            83         78            6          2           12          7
Other subsidiaries                       23         19            58         52            6          7           17         17
Eliminations                            (98)       (84)         (259)      (238)           -          -            -          -
                                      ------     ------        ------     ------       ------      ------        ------    ------
Total                                   543        489         1,528      1,442          115         95          298        288
                                     -------     ------        ------     ------       ------      ------        ------    ------


Worldwide Ceilings:
USG Interiors, Inc.                     104        102           300        292           16         16           42         46
USG International                        58         61           170        178            3          2            -          5
CGC Inc. (interiors)                      8          8            23         22            1          1            3          3
Eliminations                            (12)       (10)          (32)       (29)           -          -            -          -
                                     -------     ------        ------     ------        ------      ------       ------     ------
Total                                   158        161           461        463           20         19           45         54
                                     -------     ------        ------     ------        ------      ------       ------     ------

Corporate                                 -          -             -          -          (10)        (8)         (29)       (27)
Eliminations                            (23)       (21)          (67)       (63)           -          -            -          -
                                     -------     ------        ------     ------        ------      ------       ------     ------
Total USG Corporation                   678        629         1,922      1,842          125        106          314        315
                                     =======     =======       ======     ======        ======      ======       ======     ======


North American Gypsum

Net sales of $543 million and EBITDA of $115 million in the third quarter of 1996 for North American Gypsum represented increases of 11.0% and 21.1%, respectively, over the third quarter of 1995. For the first nine months of 1996, net sales of $1,528 million increased 6.0%, while EBITDA of $298 million was up 3.5% compared to 1995.

Net sales and EBITDA improved in the third quarter of 1996 for U.S. Gypsum as wallboard shipments increased 7.3% over the comparable 1995 period to 2.099 billion square feet, the highest level for any quarter in the company's history. U.S. Gypsum's wallboard plants operated at 97% of capacity compared to 94% in the third quarter of 1995 and 93% in the second quarter of 1996. The average selling price for U.S. Gypsum's wallboard was $112.08 per thousand square feet in the third quarter, up $2.71, or 2.5%, from the third quarter of 1995 and up $5.30, or 5.0%, versus the second quarter of 1996. Unit costs for gypsum wallboard continued to be down from 1995 primarily due to the lower furnish prices for wastepaper, the primary raw material of wallboard paper.

L&W Supply Corporation, USG's building products distribution business, reported record net sales in the third quarter of 1996 due to record levels of shipments of wallboard and sales of nonwallboard products. The record level of net sales was achieved even before reflecting the results of seven additional distribution centers (157 centers as of September 30, 1996 versus 150 centers as of September 30, 1995).

Third quarter results for CGC Inc.'s gypsum business reflect improved wallboard demand and pricing as a result of increased housing starts in Eastern Canada and increased wallboard shipments to the United States. In addition, unit costs were favorably affected by lower paper costs.


Worldwide Ceilings

Net sales of $158 million in the third quarter of 1996 for Worldwide Ceilings decreased slightly from the comparable 1995 period, while EBITDA of $20 million increased slightly. These results reflect all-time record shipments of AURATONE ceiling tile for USG Interiors, greater operating efficiencies in Europe and sales growth in the Latin America region.

For the first nine months of 1996, net sales for Worldwide Ceilings declined slightly, while EBITDA was down 16.7% versus 1995. EBITDA in 1996 was lowered by a one-time $5 million provision to cost of sales in the first quarter associated with actions being implemented to improve the operating efficiencies of USG's European businesses by reducing manufacturing and distribution costs.


Outlook

Based on preliminary data issued by the U.S. Bureau of the Census, third quarter 1996 seasonally adjusted annual housing starts averaged 1.479 million privately owned units.

Because numerous markets are experiencing very high demand, the Corporation has been utilizing recently expanded wallboard and ceiling tile capacity to service customer needs. With such favorable market conditions, USG realized price increases on wallboard, ceiling tile and ceiling suspension grid during the third quarter. The Corporation announced wallboard price increases of $8 and $6 per thousand square foot effective late September and early December, respectively. The Corporation is optimistic that the U.S. construction market will continue to benefit from ongoing moderate economic growth, relatively low inflation, higher consumer confidence, solid repair and remodel growth, and good home affordability. Asian and Latin American market conditions are expected to remain favorable, while Canada and Europe continue to show signs of a gradual economic recovery.


Liquidity and Capital Resources

The Corporation is currently pursuing a strategy of reducing debt and growing its core gypsum and ceilings businesses through a balanced application of free cash flow between debt reduction and capital expenditures with an objective of achieving investment grade status.


Debt Reduction

Through the first nine months of 1996, the Corporation reduced its principal amount of total debt by $131 million. As of September 30, 1996, the principal amount of total debt was $795 million compared with $926 million as of December 31, 1995. The repayment of $110 million of revolving bank loans and redemption of $22 million of outstanding 7.875% senior debentures due 2004, were offset slightly by short-term net foreign borrowings of $1 million.


Capital Expenditures

Capital expenditures amounted to $95 million in the first nine months of 1996, compared with $94 million in the corresponding 1995 period. The Corporation expects that capital expenditures will approximate $125 million in 1996. For North American Gypsum, capital investments in 1996 include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and equipment to further utilize synthetic gypsum. In the Worldwide Ceilings business, a $35 million project was started during the third quarter of 1996 to replace two old production lines with one modern, high speed line at its ceiling tile plant in Cloquet, Minn. This project is anticipated to be completed by mid-1998. In addition, projects completed in 1996 include a $45 million expansion begun in 1995 at the ceiling tile plant in Greenville, Miss., and the installation of ceiling suspension grid manufacturing in Saudi Arabia and Taiwan, all of which have commenced initial operations. As of September 30, 1996, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $64 million compared with $68 million as of December 31, 1995. The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations. The Corporation believes that its available liquidity would be generally adequate to support most opportunities and that it has access to additional financial resources to take further advantage of other opportunities.


Working Capital

Working capital (current assets less current liabilities) as of September 30, 1996 amounted to $88 million and the ratio of current assets to current liabilities was 1.20 to 1. As of December 31, 1995, working capital was $108 million and the ratio of current assets to current liabilities was 1.28 to 1.

Cash and cash equivalents as of September 30, 1996 amounted to $45 million compared with $70 million as of December 31, 1995. This decrease reflects first nine months 1996 net cash flows to investing and financing activities of $85 million and $131 million, respectively, partially offset by net cash flows from operating activities of $191 million. It also reflects the Corporation's decision to maintain lower cash reserves and make more use of its credit facilities described below to provide liquidity. Receivables (net of reserves) increased to $301 million as of September 30, 1996 from $246 million as of December 31, 1995, while inventories increased to $177 million from $175 million and accounts payable rose to $151 million from $130 million. These increases reflect normal seasonal fluctuations.


Available Liquidity

The Corporation has additional liquidity available through the following financing arrangements: (i) a seven-year revolving credit facility allowing the Corporation to borrow up to $500 million, including a $125 million letter of credit subfacility, which, as of September 30, 1996, outstanding revolving loans totaled $150 million and letters of credit issued and outstanding amounted to $46 million, leaving the Corporation with $304 million of unused and available credit, and (ii) a revolving accounts receivable facility (see note 5), which, as of September 30, 1996, had additional borrowing capacity of $50 million. Furthermore, a shelf registration statement was filed in 1995 with the Securities and Exchange Commission allowing the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock; all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration statement.


Legal Contingencies

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Virtually all costs of the Personal Injury Cases are being paid by insurance. However, certain of U.S. Gypsum's insurance carriers continue to contest coverage for the Property Damage Cases. U.S. Gypsum believes that substantial coverage exists and the trial court and an appellate court in U.S. Gypsum's Coverage Action so ruled, although certain additional issues must be resolved before all of U.S. Gypsum's remaining applicable insurance will become available. In view of the limited insurance funding currently available for the Property Damage Cases resulting from continued resistance by a number of U.S. Gypsum's insurers to providing coverage, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including the damages sought in Property Damage Cases that reach trial prior to the completion of the Coverage Action, U.S. Gypsum's ability to successfully defend or settle such cases, and the resolution of the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.

In April 1996, U.S. Gypsum reached a $111 million settlement with one of its insurance carriers for past and future asbestos litigation costs. Under the terms of the settlement, the carrier reimbursed U.S. Gypsum $62 million for past asbestos litigation costs ($42 million paid within 30 days of the settlement date and the balance of $20 million paid in five equal monthly installments through October 1996). The remaining $49 million of the settlement represents coverage in place for future settlements.

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


Subsequent Event

On October 31, 1996, USG extended an offer to acquire the approximately six million common shares of publicly held stock of CGC Inc. at a price of $11 (Canadian) per share. The offer is being made with the intention that CGC will become an indirect, wholly owned subsidiary of USG and that CGC will continue its existing operations as a more integrated component of USG's North American businesses. USG currently owns approximately 76% of CGC's common stock; substantially all the publicly held stock was issued in a secondary public offering in 1987.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1996, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 21, 1996



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


Property Damage Cases

The Property Damage Cases have been brought against U.S. Gypsum by a variety of plaintiffs, including school districts, state and local governments, colleges and universities, hospitals and private property owners. As of September 30, 1996, 24 Property Damage Cases were pending against U.S. Gypsum; however, the number of buildings involved is greater than the number of cases because many of these cases, including the class actions referred to below, involve multiple buildings. In addition, approximately 23 property damage claims have been threatened against U.S. Gypsum. U.S. Gypsum has denied the substantive allegations of each of the Property Damage Cases and intends to defend them vigorously except when advantageous settlements are possible.

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

A case pending in state court in South Carolina, which has not been certified as a class action, purports to be a "voluntary" class action on behalf of owners of all buildings containing certain types of asbestos-containing products manufactured by the nine named defendants, including U.S. Gypsum, other than buildings owned by the federal or state governments, single family residences or buildings at issue in the other described class actions (Anderson County Hospital v. W.R. Grace & Co., et al., Court of Common Pleas, Hampton Co., S.C.) (the "Anderson Case"). The trial court has ruled that claims involving building owners outside South Carolina cannot be included in the suit. The Anderson Case also named the Corporation as a defendant, alleging, among other things, that the guarantees executed by U.S. Gypsum in connection with the 1988 Recapitalization, as well as subsequent distributions of cash from U.S. Gypsum to the Corporation, rendered U.S. Gypsum insolvent and constitute a fraudulent conveyance. However, the fraudulent conveyance claim and the Corporation were voluntarily dismissed from the case by the plaintiff in September, 1996.

Results to Date: In total, U.S. Gypsum has settled approximately 102 Property Damage Cases, involving 235 plaintiffs, in addition to the 3 class action settlements referred to above. Twenty-four cases have been tried to verdict, 15 of which were won by U.S. Gypsum and 5 lost; 3 other cases, 1 won at the trial level and 2 lost, were settled during appeals. Another case that was lost at the trial court level was reversed on appeal and remanded to the trial court, which has now entered judgment for U.S. Gypsum. In the cases lost, compensatory damage awards against U.S. Gypsum have totaled $11.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid after appeals were exhausted; and 2 were settled during the appellate process.

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


Personal Injury Cases

U.S. Gypsum was among numerous defendants in asbestos personal injury suits and administrative claims involving approximately 59,000 claimants pending as of September 30, 1996, although approximately 11,000 of such claims are settled but not yet closed. Another 27,000 of such claims are enjoined from proceeding because they did not opt out of the Georgine class action referred to below; an appellate court has ruled that the class action must be decertified, although the U.S. Supreme Court has now accepted the case for review. All asbestos bodily injury claims pending in the federal courts, including approximately one-third of the Personal Injury Cases pending against U.S. Gypsum, have been consolidated in the United States District Court for the Eastern District of Pennsylvania.

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

Georgine Class Action Settlement: On January 15, 1993, U.S. Gypsum and the other members of the Center entered into a class action settlement in the U.S. District Court for the Eastern District of Pennsylvania. (Georgine et al. v. Amchem Products Inc., et al., Case No. 93-CV-0215; hereinafter "Georgine.") The class of plaintiffs includes all persons who have been occupationally exposed to asbestos-containing products manufactured by the defendants, who had not filed an asbestos personal injury suit or "opt out" request as of January 24, 1994. As noted below, a court of appeals recently ruled that the class should be decertified and the settlement vacated. The settlement, if implemented, would provide an administrative compensation system that will replace judicial claims for all future Personal Injury Cases, except as noted below. The Georgine settlement would provide fair and adequate compensation to future claimants who can demonstrate exposure to asbestos-containing products manufactured by the defendants and the presence of an asbestos-related disease. Each of the defendants committed to fund a defined portion of the settlement, up to a stated maximum amount, over the initial 10-year period of the agreement (which is automatically extended unless terminated by the defendants). In each year, a limited number of class members would have certain rights to prosecute their claims for compensatory (but not punitive) damages in court in the event they rejected the compensation offered by the administrative processing of their claim. In addition, approximately 82,000 purported class members "opted out," or elected to be excluded from, the settlement, thus retaining the right to file suit in the court system without regard to the provisions of Georgine. Claimants who attempt to file suit in the courts but have not opted out of Georgine, including approximately 27,000 of the pending Personal Injury Cases, have been enjoined from proceeding against the Center members in the courts and will be required to pursue their claims against Center members under the administrative procedures in Georgine unless the injunction is vacated.

The Center members, including U.S. Gypsum, have instituted proceedings against those of their insurance carriers that have not consented to support the settlement. The action seeks a declaratory judgment that the settlement is reasonable and, therefore, that the carriers are obligated to fund their portion of it. Consummation of the settlement is contingent upon, among other things, court approval of the settlement and a favorable ruling in the declaratory judgment proceedings against the nonconsenting insurers.

On May 10, 1996, the U.S. Court of Appeals for the Third Circuit ruled that Georgine does not meet the requirements for class certification, and therefore ordered that the injunction be vacated and that the district court decertify the class. However, on November 1, 1996, the U.S. Supreme Court agreed to review the Third Circuit decision. The Third Circuit ruling is stayed until the Supreme Court issues its decision, which is not expected to occur before the second quarter of 1997.

If the Third Circuit ruling is not reversed, the Georgine settlement and injunction will be dissolved and future Personal Injury Cases will be dealt with in the court system unless an alternative to Georgine can be negotiated. It is also expected that plaintiffs in a substantial number of pending personal injury suits against other companies will amend their complaints to add Center members, including U.S. Gypsum, as defendants if the Court of Appeals ruling is not reversed. Filings of Personal Injury Cases have increased since the Third Circuit ruling, although most of the new filings have been brought on behalf of individuals who did not opt out of Georgine, subjecting their cases to dismissal if the Third Circuit ruling is overturned by the Supreme Court.

Estimated Cost: If the Georgine settlement were to be implemented in its current form (which would require a reversal of the Court of Appeals ruling by the Supreme Court), based upon figures provided by the Center, as of December 31, 1995, management estimated U.S. Gypsum's maximum total exposure in Personal Injury Cases (other than future Georgine "opt out" cases) during the next 10 years at approximately $210 million, of which approximately $195 million was expected to be paid by insurance. This estimated exposure encompassed four components. First, U.S. Gypsum, through the Center, had reached settlements in approximately 15,000 of the Personal Injury Cases pending on December 31, 1995, of which U.S. Gypsum's share totaled approximately $25 million, to be paid over a three- to five-year period. Second, the Center estimated that the remaining approximately 26,000 then-pending Personal Injury Cases that were not subject to the Georgine injunction could be settled for between $40 million and $50 million. This estimate was based primarily upon the Center's and U.S. Gypsum's experience in the Personal Injury Cases disposed of to date and took into account a number of uncertainties. Third, the Center calculated U.S. Gypsum's contribution to the Georgine settlement over its 10-year initial term to be a maximum of $120 million. The estimated cost of Georgine is based upon the maximum number of claims that could be processed in each year and the total amount to be made available to the claimants over the 10-year period. U.S. Gypsum's actual contribution to Georgine may be lower, depending upon the number and severity of claims that are filed. Finally, the Center estimated U.S. Gypsum's share of legal fees and expenses at approximately $15 million. The above figures do not include possible future Personal Injury Cases filed by persons who opted out of the Georgine class action. U.S. Gypsum's additional exposure for future "opt out" claims would depend on the number and severity of any such claims that are filed, which cannot presently be determined.

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

(b) There were no reports on Form 8-K filed during the third quarter of 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 USG CORPORATION



                                 By  / s / Dean H. Goossen
                                   -----------------------------------

                                   Dean H. Goossen, Corporate Secretary,
                                     USG Corporation


                                 By  / s / Raymond T. Belz
November 13, 1996                  -----------------------------------

                                   Raymond T. Belz, Vice President and
                                     Controller, USG Corporation