Form 10-K
period 1996-12-31
USG CORP
filed 1997-03-06
CIK 757011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

(Mark One)

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              For fiscal year ended December 31, 1996

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

                            -------------------------


       Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
           Title of Each Class                            Which Registered
           -------------------                            ----------------

                                                      New York Stock Exchange
      Common Stock, $0.10 par value                   Midwest Stock Exchange
      ------------------------------                  ----------------------

                                                      New York Stock Exchange
      Preferred Share Purchase Rights                 Midwest Stock Exchange
      -------------------------------                 ----------------------


      8.5% Senior Notes, Due 2005                     New York Stock Exchange
      ------------------------------                  -----------------------

                                                      New York Stock Exchange
      Warrants                                        Midwest Stock Exchange
      --------                                        ----------------------


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------


                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No  |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|
     As of January 31, 1997, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange ("NYSE") closing prices) was approximately $1,629,794,000.
     As of January 31, 1997, 45,930,559 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Corporation's 1996 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on May 14, 1997 is incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.



                                TABLE OF CONTENTS

PART I                                                                                                         Page
                                                                                                               ----
Item   1.     Business........................................................................................   3
Item   2.     Properties......................................................................................   8
Item   3.     Legal Proceedings...............................................................................   9
Item   4.     Submission of Matters to a Vote of Security Holders.............................................   9

PART II
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters........................  10
Item   6.     Selected Financial Data.........................................................................  10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition...........  10
Item   8.     Financial Statements and Supplementary Data.....................................................  10
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............  10

PART III
Item  10.     Directors and Executive Officers of the Registrant..............................................  11
Item  11.     Executive Compensation..........................................................................  12
Item  12.     Security Ownership of Certain Beneficial Owners and Management..................................  12
Item  13.     Certain Relationships and Related Transactions..................................................  13

PART IV
Item  14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................  13

Signatures....................................................................................................  21


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

     In 1988, the Corporation incurred approximately $2.5 billion in debt primarily to finance a plan of recapitalization in response to an unsolicited takeover attempt. As a result of high leverage and a severe cyclical downturn in its construction-based markets, the Corporation initiated a comprehensive restructuring of its debt (the "Restructuring") in 1990 that was completed on May 6, 1993, through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. In accordance with the prepackaged plan, $1.4 billion of debt and accrued interest was converted into equity and interest expense was significantly reduced. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to such principles, individual assets and liabilities were adjusted to fair market values as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, amounted to $851 million and is currently being amortized over a five-year period through April 1998. Due to the Restructuring and implementation of fresh start accounting, financial statements subsequent to May 6, 1993, are not comparable to financial statements through that date.

     In 1994, the Corporation implemented a refinancing that included (i) a public offering of common stock and (ii) the issuance of $150 million of 9.25% senior notes due 2001 in exchange for cash and 8.0% senior notes due 1996 and 1997. In 1995, the Corporation completed a refinancing that included: (i) the establishment of a new seven-year revolving credit facility to replace the existing bank credit agreement (ii) the sale of $150 million aggregate principal amount of 8.5% senior notes due 2005 and (iii) the redemption of the Corporation's 10.25% senior notes due 2002. As a result of refinancings and debt repayments, the Corporation reduced its principal amount of total debt to $772 million as of December 31, 1996, from $1,556 million as of May 6, 1993.

     In the fourth quarter of 1996, the Corporation purchased the minority interest in its Canadian subsidiary, CGC Inc. ("CGC"). The common shares which had been publicly held totaled approximately 6 million and were acquired at a price of $11 (Canadian) per share. The total amount paid in U.S. dollars for the shares was $49 million.


(b)  Financial Information About Industry Segments

     Financial information and other related disclosure pertaining to the Corporation's industry segments set forth under "Notes to Financial Statements -
Note 14. Industry and Geographic Segments" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.


(c)  Narrative Description of Business

     Through its subsidiaries, USG is a leading manufacturer and distributor of building materials producing a wide range of products for use in new residential and nonresidential construction and repair and remodel, as well as products used in certain industrial processes. USG's operations are organized into two core businesses: North American Gypsum and Worldwide Ceilings.


North American Gypsum

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum and L&W Supply Corporation ("L&W Supply") in the United States, the gypsum business of CGC in Canada and Yeso Panamericano S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for nearly one-third of total domestic gypsum wallboard sales in 1996. L&W Supply is the country's largest distributor of wallboard and related products and in 1996 distributed approximately 9.5% of all gypsum wallboard in the United States (including approximately 25% of U.S. Gypsum's wallboard production).


Products

     North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and mobile home construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage resistant assemblies for both interior and exterior construction. The Corporation also produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.


Manufacturing

     North American Gypsum's products are manufactured at 43 plants located throughout the United States, eastern Canada and in central Mexico. In November 1996, the Corporation announced a plan to build a new plant at a cost of $110 million to manufacture SHEETROCK brand wallboard in Bridgeport, Ala., to serve growing construction markets in the southeastern United States. The Bridgeport plant, when fully operational, will have annual capacity of 700 million square feet and will use 100% synthetic gypsum in its production of SHEETROCK wallboard. It is scheduled to begin operation in 1999 and will replace 350 million square feet of high-cost capacity at the Plasterco, Va., facility, which will cease wallboard production at that time.

     Gypsum rock is mined or quarried at 14 company-owned locations in the United States and Canada. In 1996, these facilities provided approximately 91% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from sources other than company-owned mines and quarries. Such purchases accounted for approximately 9% of gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 228 million tons, of which approximately 66% are located in the United States and 34% in Canada. Additional reserves of approximately 153 million tons are found on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 9.8 million tons.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of USG's wallboard production processes.


     The Corporation does research and development at the USG Research and Technology Center in Libertyville, Ill. The staff at this center provide specialized technical services to the operating units and do product and process research and development. The center is especially well-equipped for carrying out fire, acoustical, structural and environmental evaluations of products and building assemblies. The center also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to the pilot plant level before being transferred to a full-size plant.


Marketing and Distribution

     Distribution is carried out through L&W Supply, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1996, about 47% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 36% of volume demand was generated by residential and nonresidential repair and remodel activity, 10% of volume demand was generated by new nonresidential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

     L&W Supply, which was organized in 1971 by U.S. Gypsum, currently has 161 distribution centers in 34 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less than truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 50% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and ceiling grid and products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 87% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.


Competition

     The Corporation competes in North America as the largest of 15 producers of gypsum wallboard products and in 1996 accounted for nearly one-third of total gypsum wallboard sales in the United States. In 1996, U.S. Gypsum shipped 8.0 billion square feet of wallboard out of total domestic industry shipments estimated at 25.7 billion square feet. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, The Celotex Corporation and several smaller, regional competitors. Major competitors in Canada include Georgia-Pacific Corporation and BPB Westroc. In Mexico, the
Corporation's major competitor is Panel Rey. In 1996 and early 1997, the industry experienced some consolidation; the largest was Georgia-Pacific Corporation's purchase of the gypsum business of Domtar, Inc.

     L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with approximately 82 locations in the southern, central and western United States. There are several regional competitors, such as, GDMA/RINKER in the southeast (primarily in Florida) and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers, and acoustical tile distributors.


Worldwide Ceilings

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., the international interior systems businesses managed as USG International ("USG International") and the interior systems business of CGC. Worldwide Ceilings is a leading supplier of interior ceiling products used primarily in commercial applications. In 1996, Worldwide Ceilings was estimated to be the largest producer of ceiling grid and the second largest producer of ceiling tile in the world.


Products

     Worldwide Ceilings manufactures and markets ceiling grid, ceiling tile, and wall systems and, in Europe and Asia Pacific, access floor systems. USG's integrated line of ceiling products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE and ACOUSTONE brands of ceiling tile and the DX, FINELINE, CENTRICITEE, CURVATURA and DONN brands of ceiling grid.


Manufacturing

     Worldwide Ceilings' products are manufactured at 19 plants located in North America, Europe and Asia Pacific, including 5 ceiling tile plants and 10 ceiling grid plants. The remaining 4 plants produce other interior products and raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected. In 1996, the
Corporation: (i) completed a major expansion of its ceiling tile manufacturing capacity to meet increasing worldwide demand and (ii) initiated a major modernization of one of its ceiling tile plants, which will reduce manufactured costs and add capacity to meet increasing worldwide demand.

     USG Interiors maintains its own research and development facility in Avon, Ohio, which provides product design, engineering and testing services in addition to manufacturing development, primarily in metal forming, with tool and machine design and construction services. Additional research and development is carried out at the Corporation's research and development center in Libertyville, Ill., and at its "Solutions Center"SM in Chicago, Ill.


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


Competition

     The Corporation estimates that it is the second largest producer/marketer of acoustical ceiling tile sales in the world. Principal global competitors include Armstrong World Industries, Inc. (the largest manufacturer), OWA Faserplattenwerk GmbH (Odenwald) and The Celotex Corporation. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include W.A.V.E. (a joint venture of Armstrong World Industries, Inc. and Worthington Industries/National Rolling Mills) and Chicago Metallic Corporation.


Other Information

     The Corporation's plants are substantial users of thermal energy. Five major fuel types are used in a mix consisting of 78% natural gas, 11% electricity, 7% oil, 2% coke and 2% purchased hot air. With few exceptions, plants that use natural gas are equipped with fuel stand-by systems, principally oil. Primary fuel supplies have been adequate and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

     Neither industry segment has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 10% of the Corporation's 1996 or 1995 consolidated net sales. Because orders are filled upon receipt, neither industry segment has any significant backlog.

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

     One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Information pertaining to the Corporation's legal proceedings is set forth under "Notes to Financial Statements - Note 15. Litigation" of the Corporation's 1996 Annual Report to Stockholders and is incorporated herein by reference.


     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information and other related disclosure pertaining to the Corporation's foreign and domestic operations and export sales set forth under "Notes to Financial Statements - Note 14. Industry and Geographic Segments" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 2.  PROPERTIES

     The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe, and Asia Pacific. Many of these facilities are operating at or near full capacity. All facilities and equipment are in good operating condition, and in management's judgment, sufficient expenditures have been made annually to maintain them. The locations of the production properties of the Corporation's subsidiaries, grouped by industry segment, are as follows (plants are owned unless otherwise indicated):


North American Gypsum

Gypsum Wallboard and Other Gypsum Products


         United States                                                              Canada
         -------------                                                              ------
         Baltimore, Md.                          Norfolk, Va.                       Hagersville, Ontario
         Boston (Charlestown), Mass.             Oakfield, N.Y.                     Montreal, Quebec
         Detroit (River Rouge), Mich.            Plaster City, Calif.               St. Jerome, Quebec (currently idle)
         East Chicago, Ind.                      Plasterco (Saltville), Va.
         Empire, Nev.                            Santa Fe Springs, Calif.           Mexico
                                                                                    ------
         Fort Dodge, Iowa                        Shoals, Ind.                       Puebla, Puebla
         Fremont, Calif.                         Sigurd, Utah
         Galena Park, Texas                      Southard, Okla.
         Gypsum, Ohio                            Sperry, Iowa
         Jacksonville, Fla.                      Stony Point, N.Y.
         New Orleans, La.                        Sweetwater, Texas


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


Ocean Vessels

     Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation, headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast and Gulf port plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.


Other Products

     A mica-processing plant is located at Spruce Pine, N.C.; perlite ore is produced at Grants, N.M.; and drywall metal products are manufactured at Medina, Ohio (leased). Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes); and New Orleans, La. (lime products).


Worldwide Ceilings

Ceiling Tile

     Acoustical ceiling tile and panels are manufactured at Cloquet, Minn.; Greenville, Miss.; Walworth, Wis.; San Juan Ixhuatepec, Mexico; and Aubange, Belgium.

Ceiling Grid

     Ceiling grid products are manufactured at Cartersville, Ga.; Stockton, Calif.; Westlake, Ohio; Auckland, New Zealand (leased); Dreux, France; Oakville, Ontario, Canada; Peterlee, England (leased); Port Klang, Malaysia (leased); Viersen, Germany; and Taipei, Taiwan. A coil coater and slitter plant used in the production of ceiling grid is also located in Westlake, Ohio.

Other Products

     Access floor systems products are manufactured at Peterlee, England (leased); and Port Klang, Malaysia (leased). Mineral fiber products are manufactured at Red Wing, Minn. and Walworth, Wis. Wall system products are manufactured at Medina, Ohio (leased). Drywall metal products are manufactured at Prestice, Czech Republic (leased) and Oakville, Ontario, Canada.

     In  1996,   the   Corporation   divested  its  United   States   insulation
manufacturing business.


Item 3.  LEGAL PROCEEDINGS

     Information pertaining to the Corporation's legal proceedings set forth under "Notes to Financial Statements - Note 15. Litigation" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices and number of stockholders of record set forth under "Selected Quarterly Financial Data" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.

     There have been no dividends declared since the third quarter of 1988. Bank credit agreements and other debt instruments have previously prohibited or restricted the payment of cash dividends. Although currently permitted within certain limits under the Corporation's existing debt agreements, the Corporation has announced an intention not to consider payment of dividends until it has achieved investment grade status with respect to its senior public debt issues.

     On November 22, 1996, the Corporation entered into a retention agreement with an employee whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000 in five separate installments each having a value equal to $50,000 in reliance on the private offering exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended. The first grant in the amount of 1,650 shares was made on the date of the agreement and the remaining grants will be made on each of the first four anniversaries thereof. The employee has agreed in return to provide management expertise and advice for five years from the date of the agreement with respect to certain assets acquired by the Corporation that were previously owned by a corporation of which the employee was the principal stockholder. The unregistered common stock is restricted from transfer, resale or other disposition until November 22, 2001.


Item 6.  SELECTED FINANCIAL DATA

     Information with respect to selected financial data set forth under "Comparative Five-Year Summary" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to financial statements and supplementary data set forth under "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1996 Annual Report to Stockholders is incorporated herein by reference.


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

Executive Officers of the Registrant (as of February 1, 1997)

                                                                                                                    Has Held
             Name, Age                                                                                               Present
        and Present Position               Prior Business Experience in Past Five Years                           Position Since
-----------------------------------------------------------------------------------------------                --------------------
William C. Foote, 45                President and Chief Executive Officer, L&W Supply Corporation                   April 1996
Chairman, President and Chief       from September 1991 to January 1994; President and Chief
Executive Officer                   Executive Officer, USG Interiors, Inc. from January 1993 to
                                    January 1994; President and Chief Operating Officer from
                                    January 1994 to January 1996; President and Chief Executive
                                    Officer to April 1996.

P. Jack O'Bryan, 61                 President and Chief Executive Officer, United States Gypsum                    September 1996
Executive Vice President-           Company to January 1993; Senior Vice President and Chief
Operations; President and Chief     Technology Officer, USG Corporation to August 1994; Senior
Executive Officer, United States    Vice President - Worldwide Manufacturing and Technology to
Gypsum Company; President and       October 1995; Executive Vice President- Worldwide Ceilings to
Chief Executive Officer, USG        September 1996; President and Chief Executive Officer, USG
Interiors, Inc.                     Interiors, Inc. since October 1995.

J. Bradford James, 50               Vice President and Chief Financial Officer, USG Corporation to                  November 1996
Executive Vice President-Corporate  March 1993; Senior Vice President and Chief Financial Officer,
Development and Distribution        USG Corporation to January 1994; Vice President, USG
                                    Corporation, President and Chief Executive Officer, USG
                                    Interiors, Inc. to January 1995; Group Vice President, Worldwide
                                    Ceilings & International, USG Corporation, President and Chief
                                    Executive Officer, USG Interiors, Inc. to October 1995; Executive
                                    Vice President - International Development and Distribution to
                                    November 1996.

Richard H. Fleming, 49              Vice President and Treasurer to January 1994; Vice President and                January 1995
Senior Vice President and Chief     Chief Financial Officer to January 1995.
Financial Officer

Arthur G. Leisten, 55               Senior Vice President and General Counsel to March 1993;                        February 1994
Senior Vice President and General   Senior Vice President, General Counsel and Secretary to February
Counsel                             1994.

Harold E. Pendexter, Jr., 62        Same position.                                                                  January 1991
Senior Vice President and Chief
Administrative Officer

Raymond T. Belz,   56               Vice President Financial Services and Financial Administration,                 September 1996
Vice President and Controller;      United States Gypsum Company to January 1994; Vice President and
Vice President Financial            Controller, USG Corporation, Vice President Financial Services,
Operations, North American          United States Gypsum Company to January 1995; Vice President and
Gypsum and Worldwide Ceilings       and Chief Financial Officer, North American Gypsum from January
                                    1995 to September 1996; Vice President and Controller since January
                                    1995.

Brian W. Burrows, 57                Same position.                                                                   March 1987
Vice President, Research and
Technology

Matthew P. Gonring, 42              Director, Corporate Communications to March 1993.                                March 1993
Vice President, Corporate
Communications

John E. Malone, 53                  Vice President and Controller, USG Corporation to January 1994;                  January 1994
Vice President and Treasurer        Vice President - Finance, USG International, From March 1993
                                    to February 1995.

Robert B. Sirgant, 56               Director, Marketing - East Region, United States Gypsum                          January 1995
Vice President, Corporate Accounts  Company to November 1992; Vice President, National Accounts
                                    and Marketing - East, United States Gypsum Company to July
                                    1994; Vice President, National Accounts, United States Gypsum
                                    Company to January 1995.

S. Gary Snodgrass, 45               Director, Human Resources, USG Corporation to September                          April 1996
Vice President, Human Resources-    1992; Vice President, Management Resources and Employee
Operations                          Relations to January 1994; Vice President, Human Resources -
                                    Operations to February 1995; Vice President, Human Resources -
                                    Operations; Vice President, Human Resources, Worldwide
                                    Ceilings to April 1996.

Dean H. Goossen, 49                 Vice President, General Counsel and Secretary, Xerox Financial                   February 1994
Corporate Secretary                 Services Life Insurance Company to February 1993; Assistant
                                    Secretary, USG Corporation to February 1994.



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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this 10-K Report:

     1. The consolidated financial statements, notes to financial statements and report of independent public accountants included in the Corporation's 1996 Annual Report to Stockholders and listed below are incorporated herein by reference.

         Consolidated Statement of Earnings - Years ended December 31, 1996, 1995 and 1994.

         Consolidated Balance Sheet - As of December 31, 1996 and 1995.

         Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

         Notes to Financial Statements.

         Report of Independent Public Accountants.



     2.  Supplemental Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         Report of Independent Public Accountants With Respect to Financial Statement Schedule.

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

           4 Instruments defining the rights of security holders, including indentures:


             (a)        Indenture  dated  as of  October  1,  1986  between  USG
                        Corporation  and Harris Trust and Savings Bank,  Trustee
                        (incorporated  by  reference  to  Exhibit  4(a)  of  USG
                        Corporation's Registration Statement No. 33-9294 on Form
                        S-3, dated October 7, 1986).
             (b)        Resolutions  dated March 5, 1987 of a Special  Committee
                        created  by the Board of  Directors  of USG  Corporation
                        relating to USG Corporation's  8.75% Debentures due 2017
                        (incorporated  by  reference  to  Exhibit  4(c)  of  USG
                        Corporation's  1993  Annual  Report on Form 10-K,  dated
                        March 14, 1994).
             (c)        Resolutions  dated March 6, 1987 of a Special  Committee
                        created  by the Board of  Directors  of USG  Corporation
                        relating to USG  Corporation's  8% Senior Notes due 1997
                        (incorporated  by  reference  to  Exhibit  4(d)  of  USG
                        Corporation's  1993  Annual  Report on Form 10-K,  dated
                        March 14, 1994).
             (d)        Resolutions   dated   February  1,  1994  of  a  Special
                        Committee  created  by the  Board  of  Directors  of USG
                        Corporation  relating to USG Corporation's  9.25% Senior
                        Notes due 2001  (incorporated  by  reference  to Exhibit
                        4(f) of USG  Corporation's  Registration No. 33-51845 on
                        Form S-1, dated February 16, 1994).
             (e)        Resolutions dated August 3, 1995 of a Special Committee
                        created.  by the Board of Directors of USG  Corporation
                        relating to USG  Corporation's  8.5%  Senior  Notes due
                        2005  (incorporated  by  reference  to Exhibit  4(b) of
                        Amendment  No.  3  to  USG  Corporation's  Registration
                        Statement  No.  33-60563  on Form S-3,  dated  July 28,
                        1995).
             (f)        Warrant   Agreement  dated  May  6,  1993  between  USG
                        Corporation  and  Harris  Trust and  Savings  Bank,  as
                        Warrant Agent,  relating to USG Corporation's  Warrants
                        (incorporated  by  reference  to  Exhibit  4.3  of  USG
                        Corporation's Form 8-K, dated May 7, 1993).
             (g)        Form of Warrant Certificate  (incorporated by reference
                        to Exhibit 4(g) of Amendment No. 4 to USG Corporation's
                        Registration  Statement No. 33-40136 on Form S-4, dated
                        November 12, 1992).
             (h)        Rights   Agreement   dated  May  6,  1993  between  USG
                        Corporation  and  Harris  Trust and  Savings  Bank,  as
                        Rights Agent (incorporated by reference to Exhibit 10.1
                        of USG Corporation's Form 8-K, dated May 7, 1993).
             (i)        Form  of  Common  Stock  certificate  (incorporated  by
                        reference to Exhibit 4.4 to USG Corporation's Form 8-K,
                        dated May 7, 1993).

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


          10 Material contracts:
             (a)        Management   Performance   Plan   of   USG   Corporation
                        (incorporated by reference to Annex C of Amendment No. 8
                        to USG Corporation's Registration Statement No. 33-40136
                        on Form S-4, dated February 3, 1993).
             (b)        Form of Nonqualified  Stock Option Agreement relating to
                        stock option grants dated June 1, 1993, February 9, 1994
                        and  August  10,  1994  (incorporated  by  reference  to
                        Exhibit  10(l) of Amendment  No. 1 on USG  Corporation's
                        Registration Statement No. 33-61152 on Form S-1).
             (c)        Amendment   and    Restatement   of   USG    Corporation
                        Supplemental  Retirement  Plan,  effective as of July 1,
                        1993  and  dated  November  30,  1993  (incorporated  by
                        reference   to  Exhibit   10(c)  of  USG   Corporation's
                        Registration No. 33-51845 on Form S-1).
             (d)        First   Amendment   of  USG   Corporation   Supplemental
                        Retirement  Plan,  effective as of November 15, 1993 and
                        dated  December 2, 1993  (incorporated  by  reference to
                        Exhibit  10(d)  of USG  Corporation's  Registration  No.
                        33-51845 on Form S-1).
             (e)        Termination  Compensation  Agreements  (incorporated  by
                        reference  to Exhibit  10(h) of USG  Corporation's  1991
                        Annual Report on Form 10-K, dated March 5, 1992).
             (f)        Indemnification Agreements (incorporated by reference to
                        Exhibit 10(g) of Amendment No. 1 to USG Corporation's
                        Registration No. 33-51845 on Form S-1).
             (g)        Agreement,  dated August 31, 1992 among USG  Corporation
                        and the Ad Hoc  Committee  of Holders  of 13.25%  Senior
                        Subordinated  Debentures  of USG  Corporation  due  2000
                        (incorporated   by  reference   to  Exhibit   10(aq)  of
                        Amendment  No.  4  to  USG  Corporation's   Registration
                        Statement No. 33-40136 on Form S-4).
             (h)        Bankruptcy  Court Order issued April 23, 1993 confirming
                        USG  Corporation's  Prepackaged  Plan of  Reorganization
                        (incorporated  by  reference to Exhibit 28.1 of Form 8-K
                        filed by USG Corporation on May 7, 1993).
             (i)        Consulting  Agreement  dated August 11, 1993 between USG
                        Corporation   and  James  W.  Cozad   (incorporated   by
                        reference  to  Exhibit   10(aw)  in  USG   Corporation's
                        Registration Statement 33- 51845, on Form S-1).
             (j)        Form  of  Employment   Agreement  dated  May  12,  1993
                        (incorporated   by  reference   to  Exhibit   10(h)  of
                        Amendment  No.  1  to  USG  Corporation's  Registration
                        Statement No. 33-61152 on Form S-1).
             (k)        Amendment  of   Termination   Compensation   Agreements
                        (incorporated   by  reference   to  Exhibit   10(j)  of
                        Amendment  No.  1  to  USG  Corporation's  Registration
                        Statement  No.   33-61152  on  Form  S-1).
             (l)        First   Amendment  to  Management   Performance   Plan,
                        effective  November 15, 1993 and dated February 1, 1994
                        (incorporated   by  reference  to  Exhibit   10(aq)  of
                        Amendment  No.  1  of  USG  Corporation's  Registration
                        Statement No. 33-51845 on Form S-1).
             (m)        Credit  Agreement  dated as of July 27,  1995 among USG
                        Corporation  and the Banks listed on the signature page
                        thereto and  Chemical  Bank as Agent  (incorporated  by
                        reference to Exhibit  99(a) of  Amendment  No. 3 to USG
                        Corporation's  Registration  Statement No.  33-60563 on
                        Form S-3, dated July 28, 1995).
             (n)        Amendment  No. 1, dated as of  February  1, 1996 to the
                        Credit Agreement  (incorporated by reference to Exhibit
                        10(q) of USG  Corporation's  1995 Annual Report on Form
                        10-K, dated February 29, 1996).
             (o)        Collateral  Trust  Agreement  dated as of July 27, 1995
                        between USG  Corporation,  certain of its  subsidiaries
                        and  Wilmington  Trust  Company and William J. Wade, as
                        Trustee  (incorporated by reference to Exhibit 99(b) of
                        Amendment  No.  3  to  USG  Corporation's  Registration
                        Statement  No.  33-60563  on Form S-3,  dated  July 28,
                        1995).
             (p)        Company  Pledge  Agreement  dated as of July  27,  1995
                        among USG Corporation, as Pledgor, and Wilmington Trust
                        Company and William J. Wade,  as Trustee  (incorporated
                        by reference to Exhibit 99(c) of Amendment No. 3 to USG
                        Corporation's  Registration  Statement No.  33-60563 on
                        Form S-3, dated July 28, 1995).
             (q)        Stock Compensation Program for Non-Employee Directors of
                        USG  Corporation,  dated May 10, 1995  (incorporated  by
                        reference  to Exhibit  10(t) of USG  Corporation's  1995
                        Annual Report on Form 10-K, dated February 29, 1996).
             (r)        1995   Long-Term   Equity   Plan   of  USG   Corporation
                        (incorporated   by   reference   to   Annex   A  to  USG
                        Corporation's  Proxy Statement and Proxy dated March 31,
                        1995).
             (s)        Form of Nonqualified Stock Option Agreement, pursuant to
                        the  1995  Long-Term   Equity  Plan   (incorporated   by
                        reference  to Exhibit  10(v) of USG  Corporation's  1995
                        Annual Report on Form 10-K, dated February 29, 1996).
             (t)        Form  of   Performance-Based   Restricted   Stock  Award
                        Agreement,  pursuant to the 1995  Long-Term  Equity Plan
                        (incorporated  by  reference  to  Exhibit  10(w)  of USG
                        Corporation's  1995  Annual  Report on Form 10-K,  dated
                        February 29, 1996).
             (u)        Form of Restricted Stock Award  Agreement,  pursuant to
                        the  1995  Long-Term   Equity  Plan   (incorporated  by
                        reference to Exhibit  10(x) of USG  Corporation's  1995
                        Annual Report on Form 10-K, dated February 29, 1996).
             (v)        1996  Annual   Management   Incentive   Program  -  USG
                        Corporation.                                                                22

          11 Computation of Earnings/(Loss) Per Common Share                                        31

          13 Portions of USG  Corporation's  1996  Annual  Report to
             Stockholders. (Such 32 report is not deemed to be filed with the
             Commission  as part of this Annual  Report on Form 10-K, except
             for the portions thereof  expressly incorporated by reference.)                        32

          21 Subsidiaries                                                                           62

          23 Consents of Experts and Counsel                                                        63

          24 Power of Attorney                                                                      64

          27 Financial Data Schedule                                                                66


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                             Index to exhibits filed
                       with the Annual Report on Form 10-K
                      for the year ended December 31, 1996


Exhibit                                                                                            Page

10(v)    1996 Annual Management Incentive Program - USG Corporation                                   22

11       Computation of Earnings/(Loss) Per Common Share                                              31

13       Portions of USG Corporation's 1996 Annual Report to Stockholders                             32

21       Subsidiaries                                                                                 62

23       Consent of Experts                                                                           63

24       Power of Attorney                                                                            64

27       Financial Data Schedule                                                                      66


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


                                                  USG CORPORATION
                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in millions)

                                                                          Provision      Receivables
                                                                         Charged to      Written Off
                                                           Beginning      Costs and     and Discounts     Ending
                                                            Balance       Expenses         Allowed        Balance
Year ended December 31, 1996:

     Doubtful accounts.................................   $     11       $      7       $     (4)       $    14
     Cash discounts....................................          3             46            (46)             3


Year ended December 31, 1995:

     Doubtful accounts.................................         11              6             (6)            11
     Cash discounts....................................          3             44            (44)             3


Year ended December 31, 1994:

     Doubtful accounts.................................         11              7             (7)            11
     Cash discounts....................................          2             40            (39)             3




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  WITH RESPECT TO FINANCIAL STATEMENT SCHEDULE



     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in USG Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1997. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule on page 19 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                /s/ Arthur Andersen LLP
                                                -----------------------
                                                ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1997



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 USG CORPORATION
March 5, 1997


                                 By:  /s/ Richard H. Fleming
                                 ---------------------------
                                 Richard H. Fleming
                                 Senior Vice President and
                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                                              March 5, 1997
--------------------
WILLIAM C. FOOTE
Chairman, President and Chief Executive
Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                                            March 5, 1997
----------------------
RICHARD H. FLEMING
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                                               March 5, 1997
-------------------
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT, KEITH A. BROWN,               ) By:/s/ Richard H. Fleming
W.H. CLARK, W. DOUGLAS FORD,                     ) -------------------------
JAMES C. COTTING, LAWRENCE                       ) Richard H. Fleming
M. CRUTCHER, DAVID W. FOX,                       ) Attorney-in-fact
PHILIP C. JACKSON, JR., MARVIN E. LESSER,        ) Pursuant to Power of Attorney
JOHN B. SCHWEMM, JUDITH A. SPREISER, Directors   ) (Exhibit 24 hereto)
                                                 )  March 5, 1997