Form 10-Q
period 1997-03-31
USG CORP
filed 1997-05-05
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                                ---------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ----- -----

As of April 30, 1997, 46,089,188 shares of USG common stock were outstanding.


                                    Table of Contents
                                                                                       Page
                                                                                     --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months Ended March 31, 1997 and 1996                             3

         Consolidated Balance Sheet:
                  As of March 31, 1997 and December 31, 1996                             4

         Consolidated Statement of Cash Flows:
                  Three Months Ended March 31, 1997 and 1996                             5

         Notes to Consolidated Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                         8

Report of Independent Public Accountants                                                13


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                               14

Item 6. Exhibits and Reports on Form 8-K                                                16


SIGNATURES                                                                              17

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements



                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)
                                   (Unaudited)


                                                 Three Months ended
                                                      March 31,
                                             ----------------------------
                                                  1997           1996
                                             -------------   ------------

Net sales                                     $        673   $        602

Cost of products sold                                  496            471
                                               ------------   ------------
Gross profit                                           177            131

Selling and administrative expenses                     66             67

Amortization of excess reorganization value             42             42
                                               ------------   ------------
Operating profit                                        69             22

Interest expense                                        17             19
                                               ------------   ------------
Earnings before taxes on income                         52              3

Taxes on income                                         37             18
                                               ------------   ------------
Net earnings/(loss)                                     15            (15)
                                               ============   ============
Net earnings/(loss) per common share                  0.32          (0.32)
                                               ============   ============
Dividends paid per common share                         --             --

Average number of common shares                 45,946,213     45,435,757




See accompanying Notes to Consolidated Financial Statements.



                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)


                                                      As of        As of
                                                     March 31,  December 31,
                                                      1997         1996
                                                   -----------  ------------
Assets
Current Assets:
Cash and cash equivalents                             $    45    $       44
Receivables (net of reserves - $17 and $17)               301           274
Inventories                                               194           185
                                                   -----------  ------------
Total current assets                                      540           503

Property, plant and equipment (net of reserves
    for depreciation and depletion - $191 and $177)       890           887
Excess reorganization value (net of accumulated
    amortization - $677 and $635)                         168           210
Other assets                                              225           218
                                                   -----------  ------------
Total Assets                                            1,823         1,818
                                                   ===========  ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                          147           141
Accrued expenses                                          165           200
Notes payable                                               8             7
Current portion of long-term debt                          --            42
Taxes on income                                            28             5
                                                   -----------   ------------
Total current liabilities                                 348           395

Long-term debt                                            727           706
Deferred income taxes                                     193           192
Other liabilities                                         568           548

Stockholders' Equity/(Deficit):
Preferred stock                                            --            --
Common stock                                                5             5
Capital received in excess of par value                   234           231
Deferred currency translation                             (19)          (10)
Reinvested earnings/(deficit)                            (233)         (249)
                                                   ------------   -----------
Total stockholders' equity/(deficit)                      (13)          (23)
                                                   ------------   -----------
Total Liabilities and Stockholders' Equity              1,823         1,818
                                                   ============   ===========


See accompanying Notes to Consolidated Financial Statements.


                                                      USG CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)
                                                        (Unaudited)


                                                                          Three Months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                        1997               1996
                                                                      --------           --------
Operating Activities:
Net earnings/(loss)                                                    $ 15                $(15)
Adjustments to reconcile net earnings/(loss) to net cash:
    Amortization of excess reorganization value                          42                  42
    Depreciation, depletion and other amortization                       17                  16
    Deferred income taxes                                                 1                  11
(Increase)/decrease in working capital:
    Receivables                                                         (27)                (42)
    Inventories                                                          (9)                 (5)
    Payables                                                             29                  30
    Accrued expenses                                                    (35)                (27)
Increase in other assets                                                 (7)                 (3)
Increase in other liabilities                                            20                  10
Other, net                                                               (1)                  2
                                                                      --------           --------
Net cash flows from operating activities                                 45                  19
                                                                      --------           --------

Investing Activities:
Capital expenditures                                                    (24)                (42)
Net proceeds from asset dispositions                                     --                   1
                                                                      --------           --------
Net cash flows to investing activities                                  (24)                (41)
                                                                      --------           --------

Financing Activities:
Issuance of debt                                                         41                  --
Repayment of debt                                                       (61)                (26)
Short-term borrowings/(repayments), net                                  --                   6
                                                                      --------           --------
Net cash flows to financing activities                                  (20)                (20)
                                                                      --------           --------

Net increase/(decrease) in cash & cash equivalents                        1                 (42)

Cash & cash equivalents at beginning of period                           44                  70
                                                                      --------           --------
Cash & cash equivalents at end of period                                 45                  28
                                                                      ========           ========

Supplemental Cash Flow Disclosures:
Interest paid                                                            26                  29
Income taxes paid                                                        16                   6



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1997 and December 31, 1996; and results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1997 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1996 Annual Report on Form 10-K dated March 5, 1997.


(2) In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is effective for fiscal years after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. As of the date of this report, the Corporation has not quantified the effect of applying SFAS No. 128.


(3) Income tax expense amounted to $37 million and $18 million for the three months ended March 31, 1997 and 1996, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

         The Corporation used net operating loss carryforwards totaling $100 million from 1994 through 1996 to offset U.S. taxable income in those years. Because of the uncertainty regarding the application of the Internal Revenue Code to these carryforwards as a result of USG's financial restructuring in May 1993, these carryforwards could be reduced or eliminated.


(4) As of March 31, 1997, 2,657,465 common shares were reserved for future issuance in conjunction with existing stock option grants. An additional 6,495 common shares were reserved for future grants under the Long-Term Equity Plan approved by the stockholders of the Corporation in 1995.


(5) One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item 1. "Legal Proceedings" for information concerning the asbestos litigation.

         The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position. See Part II, Item 1. "Legal Proceedings" for additional information on environmental litigation.


(6) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


(7) In the second quarter of 1993, the Corporation completed a comprehensive restructuring of its debt. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is currently being amortized over a five-year period through April 1998.



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



Results of Operations

Consolidated Results

Consolidated net sales of $673 million were up $71 million, or 11.8%, compared with the first three months of 1996. EBITDA of $127 million increased $48 million, or 60.8%. These improvements reflect higher realized selling prices on, and record first quarter shipments of, SHEETROCK brand gypsum wallboard. Record volume was also experienced for ceiling products, joint compound and cement board. Additionally, results in last year's first quarter were adversely affected by severe winter weather conditions.

Gross profit as a percentage of net sales rose in the first quarter of 1997 to 26.3% from 21.8% in the prior-year period. This increase primarily reflects improved pricing for wallboard and ceiling products. Also, gross profit in the first quarter of 1996 was lowered by a $5 million charge to improve operating efficiences of USG's European businesses.

Excess reorganization value, which was established in connection with USG's financial restructuring in 1993 is currently being amortized over a five-year period through April 1998. This noncash amortization reduced operating profit by $42 million in each first-quarter period.

Interest expense was down $2 million, or 10.5%, compared with the first quarter of 1996 reflecting the continuation of USG's debt reduction program.

Income tax expense amounted to $37 million and $18 million for the three months ended March 31, 1997 and 1996, respectively. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

Net earnings of $15 million were reported in the first quarter of 1997, while a net loss of $15 million was reported in the first quarter of 1996. The noncash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $42 million, or $0.88 per share, and $43 million, or $0.93 per share, in the respective quarters.

The  following is an analysis of USG's  results of  operations  by core business
(dollars in millions):

                                                    Three Months ended March 31,
                                ------------------------------------------------------------------
                                          Net Sales                                EBITDA
                                ---------------------------            ---------------------------
                                 1997                1996                1997                1996
                                -------             -------            -------             -------
North American Gypsum:
U.S. Gypsum Company             $ 375               $ 322               $ 105               $  70
L&W Supply Corporation            221                 188                   6                   5
CGC Inc. (gypsum)                  31                  23                   5                   2
Other subsidiaries                 20                  16                   5                   4
Eliminations                     (100)                (76)                 --                  --
                                -------             -------             -------            -------
Total                             547                 473                 121                  81
                                -------             -------             -------            -------

Worldwide Ceilings:
USG Interiors, Inc.                98                  96                  13                  12
USG International                  55                  55                   3                  (5)
CGC Inc. (interiors)                8                   8                   1                   1
Eliminations                      (13)                (10)                 --                  --
                                -------             -------             -------            -------
Total                             148                 149                  17                   8
                                -------             -------             -------            -------

Corporate                          --                  --                 (11)                (10)
Eliminations                      (22)                (20)                 --                  --
                                -------             -------             -------            -------
Total USG Corporation             673                 602                 127                  79
                                =======             =======             =======            =======


North American Gypsum

First-quarter net sales of $547 million and EBITDA of $121 million were up 15.6% and 49.4%, respectively, over the first quarter of 1996. These improvements reflect increased demand and the impact of a milder winter in 1997.

For U.S. Gypsum, shipments of SHEETROCK brand gypsum wallboard amounted to 2.05 billion square feet, a first quarter record and a 9.0% increase compared with the first-quarter 1996 level of 1.88 billion square feet. Capacity utilization at U.S. Gypsum's wallboard plants increased to approximately 97% from 89% in the first quarter of 1996. Shipments of SHEETROCK brand joint compound and DUROCK brand cement board were the highest levels for any quarter on record.

The average realized selling price for SHEETROCK wallboard was $120.31 per thousand square feet, up $16.48, or 15.9%, from a year ago. Based on the strong demand experienced during the first quarter, U.S. Gypsum announced an $8 per thousand square foot price increase in late March.

Manufacturing unit costs for SHEETROCK wallboard were favorable compared with the first quarter of 1996 primarily due to improved operating efficiencies resulting from cost reduction projects implemented in 1996 and 1997.

For L&W Supply Corporation, USG's building products distribution business, first-quarter net sales were the highest for that period in company history. Wallboard results improved due to record first-quarter volume and all-time high realized selling prices. Sales and gross profit improvements were also experienced for all of L&W Supply's nonwallboard product lines. As of March 31, 1997, L&W Supply operated 164 centers, having added three new greenfield centers during the quarter.

Results for the gypsum business of CGC Inc., USG's wholly owned Canadian subsidiary, improved significantly due to increased wallboard shipments to both Canadian and U.S. markets.


Worldwide Ceilings

First-quarter net sales of $148 million were about equal to last year's level. However, excluding results for the insulation business that was sold in April 1996, first quarter net sales were up 4% as demand remained solid for ceiling tile and grid, particularly in the United States and Latin America. Consequently, shipments of AURATONE ceiling tile and ceiling grid set first quarter records.

EBITDA of $17 million more than doubled from last year's first quarter level of $8 million. Adjusting for a $5 million charge taken in the first quarter of 1996 to improve operating efficiencies for USG's European businesses, EBITDA increased 31%.


Outlook

Housing starts in the first quarter of 1997 were strong. Based on preliminary data issued by the U.S. Bureau of the Census, first quarter 1997 seasonally adjusted annual housing starts averaged 1.441 million privately owned units. The Corporation remains confident about the building industry's prospects for the remainder of 1997 due to favorable consumer confidence and employment growth. As such, the Corporation expects that housing activity will continue at good levels. In addition, repair and remodeling markets are strong and commercial construction continues to recover. As a result, industry capacity utilization rates are expected to remain high.


Liquidity and Capital Resources

USG continues to pursue a strategy of reducing debt and growing its core gypsum and ceilings businesses through a balanced application of free cash flow between debt reduction and capital expenditures with the objective of achieving investment grade status.


Debt Reduction

As of March 31, 1997, the total principal amount of debt was $752 million, down $20 million, or 2.6%, from a total of $772 million as of December 31, 1996. In the first quarter of 1997, the Corporation repaid $41 million of 8.0% senior notes due 1997, borrowed $20 million of revolving bank loans and increased notes payable by $1 million.


Capital Expenditures

Capital expenditures amounted to $24 million in the first quarter of 1997, compared with $42 million in the corresponding 1996 period. As of March 31, 1997, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $291 million compared with $173 million as of December 31, 1996. Management expects that USG's capital spending will be at a level of about $150 million in 1997.

For North American Gypsum, a plan to invest about $90 million to build a facility to manufacture gypsum wood fiber panels at its Gypsum, Ohio, wallboard plant was recently announced. This new production line is expected to begin operating by the end of 1999. Also, a plan to build a $110 million plant in Bridgeport, Ala. to manufacture SHEETROCK brand wallboard using 100% synthetic gypsum was announced last year. This new facility is also expected to begin operation in 1999. Additional capital investments include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional installation of processes to accommodate the use of synthetic gypsum at manufacturing facilities at which it is more economical than natural sources of gypsum rock.

In the Worldwide Ceilings business, a $35 million project was started in 1996 to replace two old production lines with one modern, high-speed line at its ceiling tile plant in Cloquet, Minn. This project is anticipated to be completed by mid-1998.

The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations. The Corporation believes that its available liquidity would be generally adequate to support most opportunities and that it has access to additional financial resources to take advantage of other opportunities.


Working Capital

Working capital (current assets less current liabilities) as of March 31, 1997 amounted to $192 million and the ratio of current assets to current liabilities was 1.55 to 1. As of December 31, 1996, working capital was $108 million and the ratio of current assets to current liabilities was 1.27 to 1.

Receivables (net of reserves) increased to $301 million as of March 31, 1997 from $274 million as of December 31, 1996, while inventories increased to $194 million from $185 million, accounts payable rose to $147 million from $141 million and accrued expenses declined to $165 million from $200 million. These variations reflect normal seasonal fluctuations.

Cash and cash equivalents as of March 31, 1997 amounted to $45 million, up slightly from $44 million as of December 31, 1996. This increase reflects first quarter net cash flows from operating activities of $45 million, virtually offset by net cash flows to investing and financing activities of $24 million and $20 million, respectively.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. These include: (i) a revolving credit facility maturing in 2002 that allows the Corporation to borrow up to $500 million, including a $125 million letter of credit subfacility, under which, as of March 31, 1997, outstanding revolving loans totaled $130 million and letters of credit issued and outstanding amounted to $46 million, leaving the Corporation with $324 million of unused and available credit (ii) a revolving accounts receivable facility (see "Note 2. Financing Arrangements"), from which, as of March 31, 1997, the Corporation had additional borrowing capacity of $50 million and (iii) a shelf registration statement filed with the Securities and Exchange Commission allowing the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


Legal Contingencies

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item
1. "Legal Proceedings" for information concerning the asbestos litigation.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position. See Part II, Item 1. "Legal Proceedings" for additional information on environmental litigation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1997, and the related condensed consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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


                                             /s/ Arthur Andersen LLP
                                             -----------------------
                                             ARTHUR ANDERSEN LLP



Chicago, Illinois
April 21, 1997

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings


Asbestos Litigation. One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930's; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Others seek compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products ( the "Personal Injury Cases"). It is anticipated that additional asbestos-related suits will be filed.

Summary The following is a brief summary; see Note 15 to the financial statements in the Corporation's 1996 Annual Report for additional information on the asbestos litigation.

U.S. Gypsum is a defendant in 24 Property Damage Cases, many of which involve multiple buildings and two of which are certified class actions. During the years 1994-96, ten new Property Damage Cases were filed against U.S. Gypsum while 71 were closed; the Company spent an average of $36 million per year on the defense and settlement of Property Damage Cases, but received a total of $140 million over the three year period from insurance carriers, including reimbursement for expenditures in prior years. Due to the unique factors inherent in each of the Property Damage Cases, U.S. Gypsum is unable to make a reasonable estimate of its liability in the property damage litigation.

U.S. Gypsum is also a defendant in approximately 58,000 Personal Injury Cases. Filings of new Personal Injury Cases increased to 28,000 claims in 1996, compared to 14,000 new claims in 1995 and 13,000 in 1994. The increase in filings in 1996 followed a federal appellate court ruling rejecting the Georgine class action settlement referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during those years has been approximately $1600 per claim. Over the past three years, U.S. Gypsum has expended an average of $33 million per year on Personal Injury Cases, of which an average of $30 million has been paid by insurance. U.S. Gypsum estimates that its currently pending Personal Injury Cases can be resolved for between $100 and $115 million, virtually all of which is expected to be paid by insurance. If a class action settlement (known as "Georgine") that "caps" the defendants' liability through the next eight years survives in its present form, U.S. Gypsum's liability for all Personal Injury Cases resolved through the year 2004, including those currently pending and those to be filed (except claims from persons who elected to be excluded from Georgine), is estimated to be between $190 and 200 million, all but $10 million of which is expected to be paid by insurance. However, the Georgine settlement has been overturned by a federal appellate court. The Supreme Court is currently reviewing that ruling. U.S. Gypsum is not presently able to estimate its liability in future Personal Injury Cases if the Georgine settlement is not approved.

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with twelve of its seventeen solvent carriers. As of December 31, 1996, after deducting insolvent coverage and insurance paid out to date, approximately $350 million of potential insurance remained, including $150 million that is committed to cover both property damage and personal injury costs; $145 million that is available for personal injury but not yet for property damage; and approximately $55 million that is still in dispute for both. U.S. Gypsum is attempting to negotiate a resolution of the Coverage Action with the five remaining defendant carriers, but may be required to litigate additional issues in its effort to secure the contested coverage.

U.S. Gypsum's total expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $33.4 million in 1994, but insurance payments exceeded asbestos-related costs by approximately $10 million in 1995 and $41 million in 1996 due primarily to non-recurring reimbursement for amounts expended in prior years.

Conclusion A number of uncertainties continue to exist concerning the impact of the asbestos litigation on the Corporation, including the number of additional asbestos-related claims that will be filed against U.S. Gypsum; U.S. Gypsum's liability in the Property Damage Cases in which exposure information is currently lacking; the fate of the Georgine settlement; and the outcome of negotiations with and, if necessary, proceedings against those of U.S. Gypsum's insurers that continue to deny coverage. Therefore, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including U.S. Gypsum's ability to successfully defend or settle the Property Damage Cases that reach trial prior to the completion of the Coverage Action, the outcome of the appeal of the Georgine settlement, and the resolution of U.S. Gypsum's claims against the remaining defendants in the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation


Environmental Litigation. The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.


Item 6.    Exhibits and Reports on Form 8-K


(a)      (15)     Letter of Arthur Andersen LLP regarding unaudited financial information.

         (27)     Financial Data Schedule (electronic filing only).

(b) There were no reports on Form 8-K filed during the first quarter of 1997.


Exhibit (27), which has been filed as part of this Form 10-Q, is not included herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 USG Corporation


                                          By  /s/ Dean H. Goossen
                                          -----------------------------------
                                          Dean H. Goossen, Corporate Secretary,
                                          USG Corporation


                                           By  /s/ Raymond T. Belz
May 2, 1997                                -----------------------------------
                                           Raymond T. Belz, Vice President and
                                           Controller, USG Corporation