Form 10-Q
period 1997-06-30
USG CORP
filed 1997-08-06
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997
                                        -------------

                                                        OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        -----------     -----------

                          Commission File Number 1-8864


                                 USG CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    36-3329400
------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code       (312) 606-4000
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                          -----     -----
As of July 31, 1997, 46,411,860 shares of USG common stock were outstanding.

                                    Table of Contents
                                                                                                     Page
                                                                                                   --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months and Six Months Ended
                  June 30, 1997 and 1996                                                              3

         Consolidated Balance Sheet:
                  As of June 30, 1997 and December 31, 1996                                           4

         Consolidated Statement of Cash Flows:
                  Six Months Ended June 30, 1997 and 1996                                             5

         Notes to Consolidated Financial Statements                                                   6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                      9

Report of Independent Public Accountants                                                             15


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                                            16

Item 4. Submission of Matters to a Vote of Security Holders                                          18

Item 6. Exhibits and Reports on Form 8-K                                                             18


SIGNATURES                                                                                           19

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)
                                   (Unaudited)

                                      Three Months         Six Months
                                     ended June 30,       ended June 30,
                                     --------------       --------------
                                     1997      1996       1997      1996
                                     ----      ----       ----      ----
Net sales                        $   723    $   642    $ 1,396    $ 1,244

Cost of products sold                521        482      1,017        953
                                 -------    -------    -------    -------
Gross profit                         202        160        379        291

Selling and administrative
 expenses                             72         65        138        132

Amortization of excess
 reorganization value                 42         42         84         84
                                 -------    -------    -------    -------
Operating profit                      88         53        157         75

Interest expense                      16         20         33         39

Interest income                       (1)        (1)        (1)        (1)

Other expense, net                     1          1          1          1
                                 -------    -------    -------    -------
Earnings before taxes
 on income                            72         33        124         36

Taxes on income                       45         29         82         47
                                 -------    -------    -------    -------
Net earnings/(loss)                   27          4         42        (11)
                                 =======    =======    =======    =======
Net earnings/(loss) per
 common share                       0.55       0.09       0.87      (0.23)
                                 =======    =======    =======    =======
Dividends paid per common share       --         --         --         --

Average number of common shares 46,092,895 45,506,148 46,009,868 45,466,664

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)



                                                            As of      As of
                                                           June 30, December 31,
                                                             1997      1996
                                                          --------- -----------
Assets
Current Assets:
Cash and cash equivalents                                  $    42    $    44
Receivables (net of reserves - $17 and $17)                    322        274
Inventories                                                    205        185
                                                           -------    -------
Total current assets                                           569        503

Property, plant and equipment (net of reserves
    for depreciation and depletion - $204 and $177)            903        887
Excess reorganization value (net of accumulated
    amortization - $719 and $635)                              125        210
Other assets                                                   221        218
                                                           -------    -------
Total Assets                                                 1,818      1,818
                                                           =======    =======

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                               155        141
Accrued expenses                                               198        200
Notes payable                                                    3          7
Current portion of long-term debt                               --         42
Taxes on income                                                  1          5
                                                           -------    -------
Total current liabilities                                      357        395

Long-term debt                                                 705        706
Deferred income taxes                                          195        192
Other liabilities                                              547        548

Stockholders' Equity/(Deficit):
Preferred stock                                                 --         --
Common stock                                                     5          5
Capital received in excess of par value                        235        231
Deferred currency translation                                  (19)       (10)

Reinvested earnings/(deficit)                                 (207)      (249)
                                                            -------    -------
Total stockholders' equity/(deficit)                            14        (23)
                                                            -------    -------
Total Liabilities and Stockholders' Equity                   1,818      1,818
                                                            =======    =======

See accompanying Notes to Consolidated Financial Statements.


                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                              Six Months ended
                                                                  June 30,
                                                              ----------------
                                                                 1997     1996
                                                                -----    -----
Operating Activities:
Net earnings/(loss)                                            $  42    $ (11)
Adjustments to reconcile net earnings/(loss) to net cash:
    Amortization of excess reorganization value                   84       84
    Depreciation, depletion and other amortization                34       33
    Deferred income taxes                                          3       10
    Net gain/(loss) on asset dispositions                         --       (2)
 (Increase)/decrease in working capital:
    Receivables                                                  (48)     (50)
    Inventories                                                  (20)      (1)
    Payables                                                      10       15
    Accrued expenses                                              (2)     (14)
Increase in other assets                                          (3)     (19)
Increase/(decrease) in other liabilities                          (1)      64
Other, net                                                         2        1
                                                               -----    -----
Net cash flows from operating activities                         101      110
                                                               -----    -----
Investing Activities:
Capital expenditures                                             (56)     (73)
Net proceeds from asset dispositions                               1        9
                                                               -----    -----
Net cash flows to investing activities                           (55)     (64)
                                                               -----    -----
Financing Activities:
Issuance of Debt                                                  91       --
Repayment of debt                                               (141)     (69)
Short-term borrowings/(repayments), net                            2        7
                                                               -----    -----
Net cash flows to financing activities                           (48)     (62)
                                                               -----    -----

Net decrease in cash & cash equivalents                           (2)     (16)
                                                               -----    -----
Cash & cash equivalents at beginning of period                    44       70
                                                               -----    -----
Cash & cash equivalents at end of period                          42       54
                                                               =====    =====

Supplemental Cash Flow Disclosures:
Interest paid                                                     33       39
Income taxes paid                                                 85       33

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     (1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 1997 and December 31, 1996; and results of operations and cash flows for the six months ended June 30, 1997 and 1996. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1996 Annual Report on Form 10-K dated March 5, 1997.

     (2) In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is effective for fiscal years after December 15, 1997, and when adopted, may require restatement of prior years' earnings per share. Under SFAS No. 128, USG's net earnings per share for each 1997 and 1996 quarter were unchanged from the amounts reported.

     In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As required, the Corporation will adopt these statements for fiscal years beginning after December 15, 1997.

     (3) In accordance with Securities and Exchange Commission Release No. 33-7386, governing disclosure requirements for financial instruments, the Corporation is providing the following description of accounting policies used for financial instruments.

     The Corporation uses derivative instruments to manage well-defined interest rate, energy cost and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure (ii) whether or not overall uncertainty is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

     Interest Rate Derivative  Instruments:
     --------------------------------------
     The Corporation utilizes interest rate swap agreements to manage the impact of interest rate changes on its underlying floating rate debt. The Corporation designates these arrangements as hedges and amounts payable or receivable under these swap agreements are accrued as an increase or decrease to interest expense on a current basis. To the extent the underlying floating rate debt is reduced, the Corporation terminates swap agreements accordingly so as not to be in an overhedged position. In such cases, the Corporation recognizes gains and/or losses in the period the agreement is terminated.

     Energy Cost Derivative Instruments:
     -----------------------------------
     The Corporation uses swap agreements to hedge anticipated purchases of fuel to be utilized in the manufacturing processes for gypsum wallboard and ceiling tile. Under these swap agreements, the Corporation receives or makes payments based on the differential between a specified price and the actual closing price for the current month's energy price contract. These contracts are designated as hedges and qualify for hedge accounting. As such, gains or losses are recognized in the period contracts are closed. Amounts payable or receivable under these swap agreements are accrued as an increase or decrease to cost of goods sold, along with the actual spot energy cost of the corresponding underlying hedge transaction, the combination of which amounts to the predetermined specified contract price.

     Foreign Currency Derivative Instruments:
     ----------------------------------------
     The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in income in the period in which the exchange rates change.


     (4) Income tax expense amounted to $45 million and $82 million for the three months and six months ended June 30, 1997, respectively. For the respective 1996 periods, income tax expense amounted to $29 million and $47 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

     The Corporation used net operating loss carryforwards totaling $100 million from 1994 through 1996 to offset U.S. taxable income in those years. Because of the uncertainty regarding the application of the Internal Revenue Code to these carryforwards as a result of USG's financial restructuring in May 1993, these carryforwards could be reduced or eliminated.


     (5) As of June 30, 1997, 2,641,515 common shares were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,650,000 common shares were reserved for future grants under the Omnibus Management Incentive Plan and 6,495 common shares were reserved for future grants under the Long-Term Equity Plan. These plans were approved by the stockholders of the Corporation in 1997 and 1995, respectively.


     (6) One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item 1. "Legal Proceedings" for information concerning the asbestos litigation.

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

     (7) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.

     (8) In the second quarter of 1993, the Corporation completed a comprehensive restructuring of its debt. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to such principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, is currently being amortized over a five- year period through April 1998.


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


Results of Operations

Consolidated Results

Strong demand led to record second quarter shipments of SHEETROCK brand gypsum wallboard, SHEETROCK joint compound and DUROCK cement board. Second quarter records were also achieved for sales of AURATONE ceiling tile and DONN grid products. As a result of these records and higher realized selling prices on SHEETROCK wallboard, USG reported second quarter net sales of $723 million, up $81 million, or 12.6%, versus the same period last year. EBITDA of $147 million increased $37 million, or 33.6%.

For the first six months of 1997, net sales totaled $1,396 million, up $152 million, or 12.2%, over the first six months of 1996, while EBITDA of $274 million, increased $85 million or 45.0%.

Gross profit as a percentage of net sales was 27.9% and 27.1% in the second quarter and first six months of 1997, respectively, compared with 24.9% and 23.4% in the same 1996 periods. These increases primarily reflect improved gross profit margins on all major product lines. Additionally, gross profit in the first quarter of 1996 was lowered by a $5 million charge to improve operating efficiencies of USG's European businesses.

Selling and administrative expenses in the second quarter and first six months of 1997 increased 10.8% and 4.5%, respectively, over the prior-year periods. These increases largely reflect higher levels of expenses related to compensation and benefits and a joint initiative by USG's North American Gypsum and Worldwide Ceilings units to enhance customer service by upgrading their order fulfillment systems.

Excess reorganization value, which was established in connection with USG's financial restructuring in 1993 is currently being amortized over a five-year period through April 1998. This noncash amortization reduced operating profit by $42 million and $84 million in each 1997 and 1996 second quarter and first six-months period, respectively.

Interest expense in the second quarter and first six months of 1997 decreased 20.0% and 15.4%, respectively, versus the corresponding 1996 periods. These declines primarily reflect the continuation of USG's debt reduction program.


Income tax expense amounted to $45 million and $82 million for the three months and six months ended June 30, 1997, respectively. For the respective 1996 periods, income tax expense amounted to $29 million and $47 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

Net earnings of $27 million and $4 million were reported in the second quarter of 1997 and 1996, respectively. Noncash amortizations of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $42 million, or $0.87 per share, and $43 million, or $0.91 per share, in the respective quarters.

Net earnings of $42 million were reported in the first six months of 1997, while a net loss of $11 million was reported in the first six months of 1996. Comparable amortizations in the six-month periods amounted to $84 million, or $1.75 per share, and $86 million, or $1.88 per share, respectively.




Core Business Results

                                           Net Sales                                     EBITDA
                         -----------------------------------------   ----------------------------------------
Periods ended June 30         Three Months           Six Months            Three Months        Six Months
(dollars in millions)    -----------------------------------------   ----------------------------------------
                            1997       1996       1997       1996       1997       1996       1997       1996
                         -------    -------    -------    -------    -------    -------    -------    -------
North American Gypsum:
U.S. Gypsum Company      $   391    $   338    $   766    $   660    $   116    $    84    $   221    $   154
L&W Supply Corporation       250        212        471        400         10          7         16         12
CGC Inc. (gypsum)             30         28         61         51          4          4          9          6
Other subsidiaries            24         19         44         35          8          7         13         11
Eliminations                (106)       (85)      (206)      (161)        (1)        --        (1)         --
                         -------    -------    -------    -------    -------    -------    -------    -------
Total                        589        512      1,136        985        137        102        258        183
                         -------    -------    -------    -------    -------    -------    -------    -------

Worldwide Ceilings:
USG Interiors, Inc.          106        100        204        196         17         14         30         26
USG International             58         57        113        112          4          2          7         (3)
CGC Inc. (interiors)           8          7         16         15          1          1          2          2
Eliminations                 (13)       (10)       (26)       (20)        --         --         --         --
                         -------    -------    -------    -------    -------    -------    -------    -------
Total                        159        154        307        303         22         17         39         25
                         -------    -------    -------    -------    -------    -------    -------    -------

Corporate                     --         --         --         --        (12)        (9)       (23)       (19)
Eliminations                 (25)       (24)       (47)       (44)        --         --         --         --
                         -------    -------    -------    -------    -------    -------    -------    -------
Total USG Corporation        723        642      1,396      1,244        147        110        274        189
                         =======    =======    =======    =======    =======    =======    =======    =======

North American Gypsum

Net sales of $589 million and EBITDA of $137 million in the second quarter of 1997 were up 15.0% and 34.3%, respectively, over the second quarter of 1996. For the first six months of 1997, net sales of $1,136 million and EBITDA of $258 million represented increases of 15.3% and 41.0% respectively, over the first six months of 1996.

Comparing the second quarter of 1997 to the second quarter of 1996, U.S. Gypsum shipped 2.061 billion square feet of SHEETROCK brand gypsum wallboard, a record for any second quarter in USG's history and a 4.7% increase versus the comparable 1996 level of 1.969 billion square feet. The average realized selling price for SHEETROCK wallboard was $123.42 per thousand square feet, up $16.64, or 15.6%. Manufacturing unit costs for SHEETROCK wallboard were reduced due to improved operating efficiencies resulting from cost reduction projects implemented in 1996 and 1997. Capacity utilization at U.S. Gypsum's wallboard plants increased to approximately 98% from 93%. Shipments of SHEETROCK brand joint compound and DUROCK cement board also set second quarter records.

L&W Supply Corporation, USG's building products distribution business, reported net sales that were the highest level for any quarter in the company's history. This achievement reflects record volume and realized selling prices for wallboard. In addition, as a result of acquisitions and internal growth, record sales were also reported for L&W's complementary building products. As of June 30, 1997, L&W Supply operated 169 centers, having added five centers during the second quarter of 1997.

CGC Inc.'s second-quarter gypsum results reflect higher levels of shipments and selling prices on wallboard exports to the United States, offset by somewhat lower levels of Canadian wallboard shipments and prices.

Worldwide Ceilings

Net sales of $159 million in the second quarter of 1997 were up 3.2% versus the second quarter of 1996. For the first six months of 1997, net sales of $307 million represented an increase of 1.3% over the first six months of 1996. Excluding results for the insulation business that was sold in April 1996, second-quarter and first-six months sales increased 5.3% and 4.1%, respectively.

EBITDA of $22 million increased 29.4% over last year's second quarter, while EBITDA of $39 million in the first six months of 1997 increased 56.0% over the comparable 1996 period. Adjusting for a $5 million charge taken in the first quarter of 1996 to improve operating efficiencies for USG's European businesses, EBITDA for the first six months of 1997 increased 30.0%.

Strong demand in the U.S. nonresidential market and growing international demand allowed the Worldwide Ceilings business to set new sales records for AURATONE ceiling tile and DONN grid products in the second quarter and first six months of 1997.

EBITDA   improved  in  the  1997  periods  due  to  higher  prices  and  reduced manufacturing costs in the United States and lower operating costs in Europe as a result of improved operating efficiencies.

Outlook

The outlook for the remainder of 1997 is positive. Based on preliminary data issued by the U.S. Bureau of the Census, second quarter 1997 seasonally adjusted annual housing starts averaged 1.44 million privately owned units, down about 3% from the actual 1996 level of 1.48 million. However, the Corporation anticipates that this decline in housing starts will be offset by a 4% increase in nonresidential construction and a 5% rise in repair and remodel activity. As a result, wallboard market opportunity should be virtually unchanged from 1996. Based on expected demand levels, regional wallboard price increases recently were announced for late July and early August.

This report contains forward-looking statements related to management's expectations about future conditions. Actual business conditions may differ significantly from management's expectations and adversely affect the Corporation's sales and profitability. Actual results may differ due to factors over which the Corporation has no control, including economic activity, such as new housing construction, interest rates, and consumer confidence; competitive activity such as price and product competition; and increases in raw material and energy costs. The Corporation assumes no obligation to update any forward-looking information contained in this report.


Liquidity and Capital Resources

USG continues to pursue a strategy of reducing debt and growing its core gypsum and ceilings businesses through a balanced application of free cash flow between debt reduction and capital expenditures with the objective of achieving investment grade status.


Debt Reduction

As of June 30, 1997, the total principal amount of debt was $724 million, down $48 million, or 6.2%, from a total of $772 million as of December 31, 1996. Primary changes in the debt structure during the first six months of 1997 reflect the repayment of $41 million of 8.0% senior notes due 1997 and $10 million of revolving bank loans. In June 1997, the Corporation completed a long-term financing related to the fourth quarter 1996 purchase of CGC's minority interest.


Capital Expenditures

Capital expenditures amounted to $56 million in the first six months of 1997, compared with $73 million in the corresponding 1996 period. As of June 30, 1997, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $290 million compared with $173 million as of December 31, 1996. Management expects that USG's capital spending will be at a level of about $125 to $150 million in 1997.

For North American Gypsum, ground was broken in June 1997 for a new $110 million plant in Bridgeport, Ala. This facility will manufacture SHEETROCK brand wallboard using 100% synthetic gypsum and is expected to begin operation in 1999. Construction is also underway to build a $90 million facility to manufacture gypsum wood fiber panels at the Gypsum, Ohio, wallboard plant. This new production line is also expected to begin operating by the end of 1999. Additional capital investments include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional installation of processes to accommodate the use of synthetic gypsum at manufacturing facilities at which it is more economical than natural sources of gypsum rock.

In the Worldwide Ceilings business, construction began in early 1997 on a $35 million project that includes the replacement of two old production lines with one modern, high-speed line at its ceiling tile plant in Cloquet, Minn. This project is anticipated to be completed by mid-1998.

The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in businesses and markets related to its current operations. The Corporation believes that its available liquidity would be generally adequate to support most opportunities and that it has access to additional financial resources to take advantage of other opportunities.


Working Capital

Working capital (current assets less current liabilities) as of June 30, 1997 amounted to $212 million and the ratio of current assets to current liabilities was 1.59 to 1. As of December 31, 1996, working capital was $108 million and the ratio of current assets to current liabilities was 1.27 to 1.

Receivables (net of reserves) increased to $322 million as of June 30, 1997 from $274 million as of December 31, 1996, while inventories increased to $205 million from $185 million, and accounts payable rose to $155 million from $141 million. These variations reflect normal seasonal fluctuations.

Cash and cash equivalents as of June 30, 1997 amounted to $42 million, down slightly from $44 million as of December 31, 1996. This decrease reflects first six months 1997 net cash flows from operating activities of $101 million, which were virtually offset by net cash flows to investing and financing activities of $55 million and $48 million, respectively.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. These include: (i) a revolving credit facility maturing in 2002 that allows the Corporation to borrow up to $500 million, including a $125 million letter of credit subfacility, under which, as of June 30, 1997, outstanding revolving loans totaled $100 million and letters of credit issued and outstanding amounted to $45 million, leaving the Corporation with $355 million of unused and available credit (ii) a revolving accounts receivable facility (see "Note 2. Financing Arrangements"), from which, as of June 30, 1997, the Corporation had additional borrowing capacity of $50 million and (iii) a shelf registration statement filed with the Securities and Exchange Commission allowing the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1997, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
July 21, 1997

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

U.S. Gypsum is a defendant in 21 Property Damage Cases, many of which involve multiple buildings and two of which are certified class actions. During the years 1994-96, ten new Property Damage Cases were filed against U.S. Gypsum while 71 were closed; the Company spent an average of $36 million per year on the defense and settlement of Property Damage Cases, but received a total of $140 million over the three year period from insurance carriers, including reimbursement for expenditures in prior years. Due to the unique factors inherent in each of the Property Damage Cases, U.S. Gypsum is unable to make a reasonable estimate of its liability in the property damage litigation.

U.S. Gypsum is also a defendant in approximately 57,100 Personal Injury Cases. Filings of new Personal Injury Cases increased to 28,000 claims in 1996, compared to 14,000 new claims in 1995 and 13,000 in 1994. The increase in filings in 1996 followed a federal appellate court ruling rejecting the Georgine class action settlement referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during those years has been approximately $1,600 per claim. Over the past three years, U.S. Gypsum has expended an average of $33 million per year on Personal Injury Cases, of which an average of $30 million has been paid by insurance. U.S. Gypsum estimates that its currently pending Personal Injury Cases can be resolved for between $100 and $115 million, virtually all of which is expected to be paid by insurance. U.S. Gypsum is not presently able to estimate its liability in future Personal Injury Cases.

U.S. Gypsum was a party to a class action settlement known as Georgine that would have required most future Personal Injury Cases to be resolved through an administrative system, and provided for prescribed levels of benefits based on the nature of the claimants' physical impairment. However, on June 25, 1997, the Supreme Court affirmed a May 1996 ruling by a federal appellate court finding that class certification in Georgine was improper (Amchem Products v. Windsor, No. 96-270). As a result, the Georgine settlement has been invalidated, and pending and future Personal Injury Cases will be filed in and handled through the courts. The defendants in Georgine, including U.S. Gypsum, have stated their intention to continue to pursue negotiations for another claims-handling mechanism that would serve as an alternative to the traditional tort system, although there is no assurance that such a system can be negotiated or implemented. It is anticipated that U.S. Gypsum will be named in a substantial number of additional Personal Injury Cases over the next several months as a result of the Supreme Court's ruling.

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

Conclusion A number of uncertainties continue to exist concerning the impact of the asbestos litigation on the Corporation, including the number and severity of additional asbestos-related claims that will be filed against U.S. Gypsum; U.S. Gypsum's liability in the Property Damage Cases in which exposure information is currently lacking; and the outcome of negotiations with and, if necessary, proceedings against those of U.S. Gypsum's insurers that continue to deny coverage. Therefore, the effect of the asbestos litigation on the Corporation will depend upon a variety of factors, including U.S. Gypsum's ability to successfully defend or settle the Property Damage Cases that reach trial prior to the completion of the Coverage Action, the level of future Personal Injury filings, and the resolution of U.S. Gypsum's claims against the remaining defendants in the Coverage Action. As a result, management is unable to determine whether an adverse outcome in the asbestos litigation will have a material adverse effect on the results of operations or the consolidated financial position of the Corporation.


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


Item 4.    Submission of Matters to a Vote of Security Holders


(a) In accordance with the Corporation's notice and proxy statement dated March 28, 1997, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 14, 1997.

(b) The directors indicated in paragraph (c) below were elected to a three-year term to expire in 1999, and the following directors are those whose terms of office continued after the annual meeting of stockholders referred to in paragraph (a) above: Robert L. Barnett, David W. Fox, Philip C. Jackson Jr., Marvin E. Lesser, W. H. Clark, Lawrence M. Crutcher, William C. Foote, Judith A. Sprieser.

(c)                                                                            Votes           Abstentions
                                                          Votes              Withheld           and Broker
                                                           For              or Against          Non-Votes
                                                      ------------         -----------        ------------

           Election of Directors:
           Keith A. Brown                              42,073,791            120,895                 -
           James C. Cotting                            42,069,211            125,475                 -
           W. Douglas Ford                             42,069,485            125,201                 -
           John B. Schwemm                             42,072,561            122,125                 -

           Approval of Omnibus Management
           Incentive Plan                              38,429,947          3,654,999           109,740

           Ratification of Appointment of Arthur
           Andersen LLP as Independent Public
           Accountants                                 42,123,588             27,107            43,991

Item 6.    Exhibits and Reports on Form 8-K


(a)      (15)     Letter of Arthur Andersen LLP regarding unaudited financial information.

         (27)     Financial Data Schedule (electronic filing only).

(b) There were no reports on Form 8-K filed during the second quarter of 1997.


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



                                 USG CORPORATION



                                  By  /s/ Dean H. Goossen
                                  -----------------------
                                  Dean H. Goossen,
                                  Corporate Secretary,
                                  USG Corporation



                                  By  /s/ Raymond T. Belz
August 4, 1997                    -----------------------
                                  Raymond T. Belz,
                                  Vice President and
                                  Controller,
                                  USG Corporation