Form 10-Q
period 1997-09-30
USG CORP
filed 1997-11-05
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997
                                     ------------------

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

As of October 31, 1997, 46,582,957 shares of USG common stock were outstanding.

                                Table of Contents
                                                                      Page
                                                                    --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months and Nine Months Ended
                  September 30, 1997 and 1996                           3

         Consolidated Balance Sheet:
                  As of September 30, 1997 and December 31, 1996        4

         Consolidated Statement of Cash Flows:
                  Nine Months Ended September 30, 1997 and 1996         5

         Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                        9

Report of Independent Public Accountants                               15


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                              16

Item 2. Recent Sales of Unregistered Securities                        18

Item 6. Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                             20

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements



                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)
                                   (Unaudited)

                                                        Three Months                             Nine Months
                                                     ended September 30,                     ended September 30,
                                          -----------------------------------       ----------------------------------
                                                1997                  1996                 1997                1996
                                          --------------       -------------        -------------       --------------

Net sales                                 $        757         $        678         $      2,153         $      1,922

Cost of products sold                              547                  499                1,564                1,452
                                          --------------       -------------        -------------       --------------
Gross profit                                       210                  179                  589                  470

Selling and administrative
 expenses                                           70                   69                  208                  201

Amortization of excess
 reorganization value                               43                   43                  127                  127
                                           -------------       -------------        -------------       --------------
Operating profit                                    97                   67                  254                  142

Interest expense                                    16                   18                   49                   57

Interest income                                     (1)                  (1)                  (2)                  (2)

Other expense, net                                  --                    1                    1                    2
                                           -------------       -------------        -------------       --------------
Earnings before taxes
 on income                                          82                   49                  206                   85

Taxes on income                                     48                   36                  130                   83
                                           -------------       -------------        -------------       --------------
Net earnings                                        34                   13                   76                    2
                                           =============       =============        =============       ==============
Net earnings per common share                     0.70                 0.26                 1.57                 0.04
                                           =============       =============        =============       ==============
Dividends paid per common share                     --                   --                   --                   --

Average number of common shares             46,390,846           45,548,584           46,152,837           45,494,731


See accompanying Notes to Consolidated Financial Statements.



                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (Unaudited)



                                                                          As of                  As of
                                                                       September 30,          December 31,
                                                                          1997                   1996
                                                                       ------------          -------------
Assets
Current Assets:
Cash and cash equivalents                                              $        86           $        44
Receivables (net of reserves - $17 and $17)                                    335                   274
Inventories                                                                    196                   185
Current and deferred income taxes                                               49                    46
                                                                       ------------          ------------
Total current assets                                                           666                   549

Property, plant and equipment (net of reserves
    for depreciation and depletion - $208 and $177)                            925                   887
Excess reorganization value (net of accumulated
    amortization - $635 as of December 31, 1996)                                --                   210
Other assets                                                                   219                   218
                                                                       ------------          ------------
Total Assets                                                                 1,810                 1,864
                                                                       ============          ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                               160                   141
Accrued expenses                                                               209                   200
Notes payable                                                                    3                     7
Current portion of long-term debt                                               --                    42
                                                                       ------------          ------------
Total current liabilities                                                      372                   390

Long-term debt                                                                 676                   706
Deferred income taxes                                                          153                   243
Other liabilities                                                              539                   548

Stockholders' Equity/(Deficit):
Preferred stock                                                                 --                    --
Common stock                                                                     5                     5
Capital received in excess of par value                                        248                   231
Deferred currency translation                                                  (21)                  (10)
Reinvested earnings/(deficit)                                                 (162)                 (249)
                                                                       ------------          ------------
Total stockholders' equity/(deficit)                                            70                   (23)
                                                                       ------------          ------------
Total Liabilities and Stockholders' Equity                                   1,810                 1,864
                                                                       ============          ============

See accompanying Notes to Consolidated Financial Statements.




                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                               Nine Months ended
                                                                                 September 30,
                                                                         ---------------------------
                                                                             1997              1996
                                                                         ---------         ---------
Operating Activities:
Net earnings                                                             $     76         $      2
Adjustments to reconcile net earnings to net cash:
    Amortization of excess reorganization value                               127              127
    Depreciation, depletion and other amortization                             51               49
    Current and deferred income taxes                                           2                6
    Net gain/(loss) on asset dispositions                                      --               (2)
 (Increase)/decrease in working capital:
    Receivables                                                               (61)             (55)
    Inventories                                                               (11)              (2)
    Payables                                                                   20               21
    Accrued expenses                                                            9               (4)
Increase in other assets                                                       (2)              (9)
Increase in other liabilities                                                   6               57
Other, net                                                                     11                1
                                                                          ---------        ---------
Net cash flows from operating activities                                      228              191
                                                                          ---------        ---------
Investing Activities:
Capital expenditures                                                          (96)             (95)
Net proceeds from asset dispositions                                            2               10
                                                                          ---------        ---------
Net cash flows to investing activities                                        (94)             (85)
                                                                          ---------        ---------
Financing Activities:
Issuance of Debt                                                               91                -
Repayment of debt                                                            (181)            (135)
Short-term borrowings/(repayments), net                                       (2)                4
                                                                          ---------        ---------
Net cash flows to financing activities                                       (92)             (131)
                                                                          ---------        ---------

Net increase/(decrease) in cash & cash equivalents                            42               (25)

Cash & cash equivalents at beginning of period                                44                70
                                                                          ---------        ---------
Cash & cash equivalents at end of period                                      86                45
                                                                          =========        =========

Supplemental Cash Flow Disclosures:
Interest paid                                                                 58                67
Income taxes paid                                                            128                75

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1997 and December 31, 1996; results of operations for the three months and nine months ended September 30, 1997 and 1996; and cash flows for the nine months ended September 30, 1997 and 1996. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1997 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1996 Annual Report on Form 10-K dated March 5, 1997.


(2) As of September 30, 1997, the remaining balance of excess reorganization value was eliminated. The balance of $83 million, which would have been amortized through April 1998, was offset by the reversal of a valuation allowance in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). See Note 5 for additional information.

Excess reorganization value totaling $851 million was recorded in 1993 in connection with a comprehensive restructuring of the Corporation's debt. The Corporation accounted for the restructuring using the principles of fresh start accounting as required by SOP 90-7. Pursuant to these principles, individual assets and liabilities were adjusted to fair market value. Excess reorganization value was the portion of the reorganization value not attributable to specific assets.


(3) In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is effective for fiscal years after December 15, 1997. When adopted, SFAS 128 will require restatement of prior years' earnings per share ("EPS"). Under SFAS 128, the presentation of primary EPS will be replaced with basic EPS. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS, which reflects potential dilution resulting from the conversion of common stock equivalents, will also need to be disclosed. Under SFAS No. 128, USG's diluted EPS amounts for each 1997 and 1996 quarter were unchanged from the amounts reported.


(4) The Corporation uses derivative instruments to manage well-defined interest rate, energy cost and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure (ii) whether or not overall uncertainty is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

Energy Cost  Derivative  Instruments:

The Corporation uses swap agreements to hedge anticipated purchases of fuel to be utilized in the manufacturing processes for gypsum wallboard and ceiling tile. Under these swap agreements, the Corporation receives or makes payments based on the differential between a specified price and the actual closing price for the current month's energy price contract. These contracts are designated as hedges and qualify for hedge accounting. Amounts payable or receivable under these swap agreements are accrued as an increase or decrease to cost of products sold, along with the actual spot energy cost of the corresponding underlying hedge transaction, the combination of which amounts to the predetermined specified contract price.

Foreign  Currency  Derivative  Instruments:

The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in net earnings in the period in which the exchange rates change.


(5) Income tax expense amounted to $48 million and $130 million for the three months and nine months ended September 30, 1997, respectively. For the respective 1996 periods, income tax expense amounted to $36 million and $83 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

A valuation allowance of $90 million, which had been provided for deferred tax assets relating to pension and retiree medical benefits prior to the Corporation's financial restructuring in 1993, was eliminated in the third quarter of 1997. The elimination of this allowance reflects a change in management's judgment regarding the realizability of these assets in future years as a result of the Corporation's pretax earnings levels and improved capital structure over the past three years. In accordance with SOP 90-7, the benefit realized from the elimination of this allowance was used to reduce the balance of excess reorganization value to zero as of September 30, 1997.

The Corporation used net operating loss carryforwards totaling $100 million from 1994 through 1996 to offset U.S. taxable income in those years. Because of the uncertainty regarding the application of the Internal Revenue Code to these carryforwards as a result of USG's financial restructuring in May 1993, these carryforwards could be reduced or eliminated.


(6) As of September 30, 1997, common shares totaling 2,211,190 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,671,495 common shares were reserved for future grants.


(7) One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item 1. "Legal Proceedings" for information concerning the asbestos litigation.

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


(8) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors which will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long- term debt, respectively, on the Corporation's consolidated balance sheet.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

As a result of USG's financial restructuring in 1993 and the restructuring's effect on financial reporting through September 30, 1997, USG reports EBITDA (earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items) to facilitate comparisons of current and historical results. EBITDA is also helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.


Results of Operations

Consolidated Results

Third-quarter 1997 net sales of $757 million were up $79 million, or 11.7%, versus the third quarter of 1996, while EBITDA of $156 million increased $31 million, or 24.8%. These results reflect: (i) higher SHEETROCK brand wallboard selling prices in the United States and Canada (ii) highest ever quarterly shipments of SHEETROCK wallboard (iii) third quarter sales records for AURATONE ceiling tile and DONN grid products and (iv) record shipments of SHEETROCK joint compound and DUROCK cement board.

For the first nine months of 1997, net sales totaled $2,153 million, up $231 million, or 12.0%, over the first nine months of 1996, while EBITDA of $430 million, increased $116 million or 36.9%.

Gross profit as a percentage of net sales was 27.7% and 27.4% in the third quarter and first nine months of 1997, respectively, compared with 26.4% and 24.5% in the same 1996 periods. These increases primarily reflect improved gross profit margins on all major product lines. Additionally, gross profit in the first nine months of 1996 was lowered by a $5 million charge to improve operating efficiencies of USG's European businesses.

Selling and administrative expenses in the third quarter and first nine months of 1997 increased 1.4% and 3.5%, respectively, over the prior-year periods. These increases largely reflect higher levels of expenses related to: (i) a joint initiative by USG's North American Gypsum and Worldwide Ceilings units to enhance customer service by upgrading their order fulfillment systems and (ii) compensation and benefits.

The noncash amortization of excess reorganization value reduced operating profit by $43 million and $127 million in each 1997 and 1996 third quarter and first nine-months period, respectively. As explained in Notes 2 and 5 of this report, the remaining balance of excess reorganization value was eliminated as of September 30, 1997. The balance of $83 million, which would have been amortized through April 1998, was offset by the reversal of a valuation allowance in accordance with SOP 90-7.

Interest expense in the third quarter and first nine months of 1997 decreased 11.1% and 14.0%, respectively, versus the corresponding 1996 periods. These declines primarily reflect the results of USG's debt reduction program.

Income tax expense amounted to $48 million and $130 million for the three months and nine months ended September 30, 1997, respectively. For the respective 1996 periods, income tax expense amounted to $36 million and $83 million. The Corporation's income tax expense is computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which is not deductible for income tax purposes.

Net earnings of $34 million and $13 million were reported in the third quarter of 1997 and 1996, respectively. The noncash amortization of excess reorganization value and reorganization debt discount (included in interest expense) reduced net earnings by $43 million, or $0.87 per share, and $43 million, or $0.89 per share, in the respective quarters. Net earnings of $76 million were reported in the first nine months of 1997, while a net earnings of $2 million was reported in the first nine months of 1996. Comparable noncash amortizations in the nine-month periods amounted to $127 million, or $2.61 per share, and $128 million, or $2.69 per share, respectively.

Core Business Results

                                                      Net Sales                                        EBITDA
Periods ended                       ----------------------------------------------  --------------------------------------------
    September 30                        Three Months              Nine Months             Three Months           Nine Months
(dollars in millions)               ----------------------------------------------  --------------------------------------------
                                       1997       1996          1997         1996       1997       1996         1997       1996
                                    --------   --------     ---------    ---------   --------   --------     --------   --------
North American Gypsum:
U.S. Gypsum Company                    $404    $   364    $    1,170   $    1,024   $    120   $     94     $    341   $    248
L&W Supply Corporation                  263        222           734          622         11          9           27         21
CGC Inc. (gypsum)                        31         32            92           83          6          6           15         12
Other subsidiaries                       25         23            69           58          9          6           22         17
Eliminations                           (108)       (98)         (314)        (259)        --         --           (1)        --
                                    --------    --------    ---------     ---------   --------  --------     --------   --------
Total                                   615        543         1,751        1,528        146        115          404        298
                                    --------    --------    ---------     ---------   --------  --------     --------   --------


Worldwide Ceilings:
USG Interiors, Inc.                     114        104           318          300         19         16           49         42
USG International                        59         58           172          170          3          3           10         --
CGC Inc. (ceilings)                       9          8            25           23          1          1            3          3
Eliminations                            (14)       (12)          (40)         (32)        --         --           --         --
                                    ---------   ---------    ---------     ---------  ---------  --------     --------  --------
Total                                   168        158           475          461         23         20           62         45
                                    ---------   ---------    ---------     ---------  ---------  --------     --------  --------

Corporate                                --         --            --           --        (13)       (10)         (36)       (29)
Eliminations                            (26)       (23)          (73)         (67)        --         --           --         --
                                    ---------   ---------    ---------     ---------  ---------  --------     --------  --------
Total USG Corporation                   757        678         2,153        1,922        156        125          430        314
                                    =========   =========    =========     =========  =========  ========     ========  ========

North American Gypsum

Net sales of $615 million and EBITDA of $146 million in the third quarter of 1997 were up 13.3% and 27.0%, respectively, over the third quarter of 1996. For the first nine months of 1997, net sales of $1,751 million and EBITDA of $404 million represented increases of 14.6% and 35.6% respectively, over the first nine months of 1996.

As a result of SHEETROCK wallboard's higher selling prices and record shipments, U.S. Gypsum's net sales for the third quarter of 1997 were the highest ever for a quarter. The average realized selling price for SHEETROCK wallboard was $123.06 per thousand square feet, up $10.98, or 9.8% versus the third quarter of 1996. U.S. Gypsum shipped 2.168 billion square feet of SHEETROCK wallboard, a record for any quarter in USG's history and a 3.3% increase versus the comparable 1996 level of 2.099 billion square feet. Manufacturing unit costs for SHEETROCK wallboard were down slightly due to improved operating efficiencies resulting from cost reduction projects implemented in 1996 and 1997. Third quarter 1997 capacity utilization at U.S. Gypsum's wallboard plants increased to approximately 99% from 97% a year ago. Shipments of SHEETROCK joint compound were a record for any third quarter. DUROCK cement board shipments set a record for any quarter.

L&W Supply Corporation, USG's building products distribution business, reported net sales that were the highest level for any quarter in the company's history. This achievement reflects record volume and realized selling prices for wallboard. In addition, as a result of acquisitions, greenfield expansions and internal growth, record sales were also reported for L&W's complementary building products. As of September 30, 1997, L&W Supply operated out of 176 locations.

CGC Inc.'s gypsum business reported strong results in the third quarters of both 1997 and 1996. Favorable results for the first nine months of 1997 versus last year reflect the continuing improvement in market conditions in Canada.


Worldwide Ceilings

Net sales of $168 million in the third quarter of 1997 were up 6.3% versus the third quarter of 1996. For the first nine months of 1997, net sales of $475 million represented an increase of 3.0% over the first nine months of 1996. Excluding results for the insulation business that was sold in April 1996, first-nine months sales increased 5.1%.

EBITDA of $23 million increased 15.0% over last year's third quarter, while EBITDA of $62 million in the first nine months of 1997 increased 37.8% over the comparable 1996 period. Adjusting for a $5 million charge taken in the first quarter of 1996 to improve operating efficiencies for USG's European businesses, EBITDA for the first nine months of 1997 increased 24.0%.

Continued strong demand in the U.S. and international nonresidential markets contributed to third quarter sales records for AURATONE ceiling tile and DONN grid products.

EBITDA improved over the prior year due to higher selling prices and reduced manufacturing costs in the United States and improved international operating costs.

Outlook

Based on preliminary data issued by the U.S. Bureau of the Census, third quarter 1997 seasonally adjusted annual housing starts averaged 1.45 million privately owned units, down about 2% from the actual 1996 level of 1.48 million. However, the U.S. wallboard market has continued to grow in 1997 despite the moderately lower level of housing starts. Industry shipments for the first nine months of 1997 are expected to be up 2.5% versus last year, due in part to growth in the remodeling and nonresidential segments of the market. Based on these favorable market conditions, U.S. Gypsum realized wallboard price increases in most markets during the third quarter. As a result, the outlook for the balance of 1997 remains favorable.

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


Liquidity and Capital Resources

USG's debt reduction program reached its target debt level of approximately $650 million. Accordingly, USG's financial strategy going forward will be to increase the proportion of its free cash flow it spends on capital expenditures. Pending achievement of investment grade status, which has been a principal objective of its financial strategy since 1993, USG will also be reviewing possible applications of its cash for other corporate financial purposes.


Debt Reduction

As of September 30, 1997, the total principal amount of debt was $679 million, down from a total of $772 million as of December 31, 1996. Primary changes in the debt structure during the first nine months of 1997 reflect the repayment of $50 million of revolving bank loans and $41 million of 8.0% senior notes due 1997. With an additional repayment of revolving bank loans early in the fourth quarter of 1997, the Corporation achieved its target debt level of approximately $650 million. As such, the Corporation's goal since 1993 of reducing debt by $900 million over five years was accomplished one year ahead of plan.


Capital Expenditures

Capital expenditures amounted to $96 million in the first nine months of 1997, compared with $95 million in the corresponding 1996 period. As of September 30, 1997, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $412 million compared with $173 million as of December 31, 1996. Including fourth quarter capital spending, management expects USG's annual expenditures to be about $125 to $150 million for 1997.

For North American Gypsum, ground was broken in June 1997 for a new $110 million plant in Bridgeport, Ala. This facility will manufacture SHEETROCK brand wallboard using 100% synthetic gypsum and is expected to begin operation in 1999. Construction is also underway to build a $90 million facility to manufacture gypsum wood fiber panels at the Gypsum, Ohio, wallboard plant. The new production line is expected to begin operating by the end of 1999. On October 1, 1997, USG announced that it will invest $90 million to rebuild and modernize its wallboard manufacturing line at the East Chicago, Ind., plant.
This new line is also expected to begin production by the end of 1999. Additional capital investments include cost reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional installation of processes to accommodate the use of synthetic gypsum at manufacturing facilities where it is more economical than natural sources of gypsum rock.

In the Worldwide Ceilings business, construction began in early 1997 on a $35 million project that includes the replacement of two old production lines with one modern, high-speed line at its ceiling tile plant in Cloquet, Minn. This project is anticipated to be completed by mid-1998.

The Corporation periodically evaluates possible acquisitions or combinations involving other businesses or companies in industries and markets related to its current operations. The Corporation believes that its available liquidity will be generally adequate to support most opportunities and that it has access to additional financial resources to take advantage of other opportunities.


Working Capital

Working capital (current assets less current liabilities) as of September 30, 1997 amounted to $294 million and the ratio of current assets to current liabilities was 1.79 to 1. As of December 31, 1996, working capital was $159 million and the ratio of current assets to current liabilities was 1.41 to 1.

Receivables (net of reserves) increased to $335 million as of September 30,1997 from $274 million as of December 31, 1996, while inventories increased to $196 million from $185 million, and accounts payable rose to $160 million from $141 million. These variations reflect normal seasonal fluctuations.

Cash and cash equivalents as of September 30, 1997 amounted to $86 million, up from $44 million as of December 31, 1996. This increase reflects first nine months 1997 net cash flows from operating activities of $228 million and net cash flows to investing and financing activities of $94 million and $92 million, respectively.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. These include: (i) revolving credit facilities in the United
States, Canada and Europe that allow the Corporation to borrow up to an aggregate of $600 million, including a $125 million letter of credit subfacility in the United States, under which, as of September 30, 1997, outstanding revolving loans totaled $123 million and letters of credit issued and outstanding amounted to $83 million, leaving the Corporation with $394 million of unused and available credit (ii) a revolving accounts receivable facility (see "Note 8"), under which, as of September 30, 1997, the Corporation had additional borrowing capacity of $50 million and (iii) a shelf registration statement filed with the Securities and Exchange Commission allowing the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1997, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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



                                                     /s/ ARTHUR ANDERSEN LLP
                                                     -----------------------
                                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
October 21, 1997


PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings


Asbestos and Related Insurance Litigation. One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930's; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were sold after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Others seek compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products ( the "Personal Injury Cases"). It is anticipated that additional asbestos-related suits will be filed.

Summary The following is a brief summary; see Note 15 to the financial statements in the Corporation's Annual Report for additional information on the asbestos litigation.

U.S. Gypsum is a defendant in twenty Property Damage Cases, many of which involve multiple buildings and two of which are certified class actions. In August, 1997, U. S. Gypsum agreed to settle one of the class actions, which had been brought on behalf of various public entities in the state of Texas, including several state agencies. The settlement amount will be paid over the next 18 months and will be partially funded by insurance. During the years 1994-96, ten new Property Damage Cases were filed against U.S. Gypsum while 71 were closed; the Company spent an average of $36 million per year on the defense and settlement of Property Damage Cases, but received a total of $140 million over the three year period from insurance carriers, including reimbursement for expenditures in prior years. Due to the unique factors inherent in each of the Property Damage Cases, U.S. Gypsum is unable to make a reasonable estimate of its liability in the property damage litigation.

U.S. Gypsum is also a defendant in approximately 61,600 Personal Injury Cases. Filings of new Personal Injury Cases increased to 28,000 claims in 1996, compared to 14,000 new claims in 1995 and 13,000 in 1994. The increase in filings in 1996 followed a federal appellate court ruling rejecting the Georgine class action settlement referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during those years has been approximately $1,600 per claim. Over the past three years, U.S. Gypsum has expended an average of $33 million per year on Personal Injury Cases, of which an average of $30 million has been paid by insurance. U.S. Gypsum estimates that its currently pending Personal Injury Cases can be resolved for bet $100 and $115 million, virtually all of which is expected to be paid by insurance. U.S. Gypsum is not presently able to estimate its liability in future Personal Injury Cases.

U.S. Gypsum was a party to a class action settlement known as "Georgine" that would have required most future Personal Injury Cases to be resolved through an administrative system, and provided for prescribed levels of benefits based on the nature of the claimants' physical impairment. However, on June 25, 1997, the Supreme Court affirmed a May 1996 ruling by a federal appellate court finding that class certification in Georgine was improper. (Amchem Products, Inc. V. Windsor, No. 96-270.) As a result, the Georgine settlement has been invalidated, and pending and future Personal Injury Cases will be filed in and handled through the courts. The defendants in Georgine, including U.S. Gypsum, have stated their intention to continue to pursue negotiations for another claims-handling mechanism that would serve as an alternative to the traditional tort system, although there is no assurance that such a system can be negotiated or implemented. It is anticipated that U.S. Gypsum will be named in a substantial number of additional Personal Injury Cases over the next several months as a result of the Supreme Court's ruling.

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


Environmental Litigation. The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG- owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.


Item 2.    Recent Sales of Unregistered Securities

On July 9, 1997, the Corporation issued 13,545 shares of common stock, $0.10 par value, to ten of its eleven non-employee directors in consideration for certain benefits otherwise payable under five-year executive consulting arrangements previously entered into with retiring directors with requisite years of board service, which were discontinued. The discontinued consulting arrangements would have provided eligible retiring directors with annual consulting retainers for five years each equal to the then current annual retainer for board service
(currently  $26,000  per  annum).  The  consideration  for  termination  of  the consulting arrangements was deemed to equal 10% of the present value of the anticipated consulting retainers for each year of board service (10% minimum/100% maximum). Each non-employee director was given the option of receiving such consideration in the form of common stock, cash, or a combination of common stock and cash. The value of common stock paid as such consideration was based on the average closing prices of the Corporation's common stock on the New York Stock Exchange composite tape for the last five trading days of June, 1997 and the first five trading days in July, 1997, resulting in a per share value of $36.62 for the 13,545 shares so issued.

On September 25, 1997, the Corporation issued 1,540 shares of common stock, $0.10 par value, to its eleven non-employee directors, with each of its directors receiving 140 shares. The shares were issued under the Corporation's Non-Employee Director Stock Compensation Plan, which provides that the third quarter installment of the annual retainer for board service, an amount currently equal to $6,500, be paid in common stock of the Corporation (rounded up to the next whole share in the event of fractional shares). The number of shares issued to each non-employee director was based on the mean of the high and low trading prices of the Corporation's common stock on the New York Stock Exchange composite tape on September 25, 1997, which equaled $46.69 per share.

All of the shares referred to in this item were issued in reliance on the private offering exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.


Item 6.    Exhibits and Reports on Form 8-K


(a)      (15)     Letter of Arthur Andersen LLP regarding unaudited financial information.

         (27)     Financial Data Schedule (electronic filing only).


(b) There were no reports on Form 8-K filed during the third quarter of 1997.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 USG CORPORATION



                                 By  /s/ Dean H. Goossen
                                 -------------------------------------
                                 Dean H. Goossen, Corporate Secretary,
                                  USG Corporation


                                 By  /s/ Raymond T. Belz
November 4, 1997                 -------------------------------------
                                 Raymond T. Belz, Vice President and
                                  Controller, USG Corporation