Form 10-K
period 1997-12-31
USG CORP
filed 1998-02-20
CIK 757011

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

(Mark One)

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                             For fiscal year ended  December 31, 1997

                                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For   the   transition   period   from _________   to ________.

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


       Securities Registered Pursuant to Section 12(b) of the Act:

                                                            Name of Exchange on
      Title of Each Class                                   Which Registered
      -------------------                                   ----------------

                                                        New York Stock Exchange
  Common Stock, $0.10 par value                         Chicago Stock Exchange
  -----------------------------                         ----------------------

                                                        New York Stock Exchange
  Preferred Share Purchase Rights                       Chicago Stock Exchange
  -------------------------------                       ----------------------


  8.5% Senior Notes, Due 2005                           New York Stock Exchange
  ---------------------------                           -----------------------

                                                        New York Stock Exchange
  Warrants                                              Chicago Stock Exchange
  --------                                              ----------------------


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No  |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|
     As of January 31, 1998, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange ("NYSE") closing prices) was approximately $2,455,716,000.
     As of January 31, 1998, 47,048,720 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



1. Portions of the Corporation's 1997 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on May 13, 1998 is incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.



                                TABLE OF CONTENTS
PART I                                                                                                         Page
------                                                                                                         ----
Item   1.     Business........................................................................................   3
Item   2.     Properties......................................................................................   8
Item   3.     Legal Proceedings...............................................................................   9
Item   4.     Submission of Matters to a Vote of Security Holders.............................................   9

PART II
-------
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters........................  10
Item   6.     Selected Financial Data.........................................................................  10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition...........  10
Item   8.     Financial Statements and Supplementary Data.....................................................  10
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............  10

PART III
--------
Item  10.     Directors and Executive Officers of the Registrant..............................................  11
Item  11.     Executive Compensation..........................................................................  12
Item  12.     Security Ownership of Certain Beneficial Owners and Management..................................  12
Item  13.     Certain Relationships and Related Transactions..................................................  12

PART IV
-------
Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  13

Signatures....................................................................................................  20

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

     In 1988, the Corporation incurred approximately $2.5 billion in debt primarily to finance a plan of recapitalization in response to an unsolicited takeover attempt. As a result of high leverage and a severe cyclical downturn in its constructionbased markets, the Corporation initiated a comprehensive restructuring of its debt (the "Restructuring") in 1990 that was completed on May 6, 1993, through implementation of a "prepackaged" plan of reorganization under United States bankruptcy law. In accordance with the prepackaged plan, $1.4 billion of debt and accrued interest was converted into equity and interest expense was significantly reduced. The Corporation accounted for the Restructuring using the principles of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to such principles, individual assets and liabilities were adjusted to fair market values as of May 6, 1993. Excess reorganization value, the portion of the reorganization value not attributable to specific assets, amounted to $851 million and was scheduled to be amortized over five years. Due to the Restructuring and implementation of fresh start accounting, financial statements subsequent to May 6, 1993, are not comparable to financial statements through that date.

     Following the Restructuring, the Corporation was engaged in a financial strategy of reducing debt and growing its gypsum, ceilings and distribution businesses through a balanced application of free cash flow between debt reduction and capital expenditures. This strategy had the dual objective of reaching a target debt level of $650 million within five years and achieving investment grade status with respect to its senior public debt issues for the first time since 1988. These objectives were largely realized in 1997. As a result of refinancings implemented in 1994 and 1995, combined with various debt repayments since 1993, the Corporation reduced its total debt to $620 million as of December 31, 1997, from $1,556 million as of May 6, 1993. In the fourth quarter of 1997, Standard & Poor's raised its rating of USG's debt to investment grade BBB. As of December 31, 1997, Moody's rating of USG debt was Ba1, one level below investment grade. In addition to these achievements, the remaining $83 million balance of excess reorganization value was eliminated as of September 30, 1997. This balance, which would have been amortized through April 1998, was offset by the elimination of a valuation allowance in accordance with SOP 90-7.

     USG's financial strategy going forward will be to increase the proportion of free cash flow it spends on capital projects, while reviewing possible applications of its cash for other corporate purposes.


(b)  Financial Information About Industry Segments

     Financial information pertaining to industry segments included in "Notes to Financial Statements - Note 15. Industry and Geographic Segments" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


(c)  Narrative Description of Business

     Through its subsidiaries, USG is a leading manufacturer and distributor of building materials producing a wide range of products for use in new residential, new nonresidential and repair and remodel construction, as well as products used in certain industrial processes. USG's operations are organized into two core businesses: North American Gypsum and Worldwide Ceilings.


North American Gypsum

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum and L&W Supply Corporation ("L&W Supply") in the United States, the gypsum business of CGC Inc. ("CGC") in Canada and Yeso Panamericano S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for nearly one-third of total domestic gypsum wallboard sales in 1997. L&W Supply is the country's largest distributor of wallboard and related products and in 1997 distributed approximately 10% of all gypsum wallboard in the United States (including approximately 27% of U.S. Gypsum's wallboard production).


Products

     North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage resistant assemblies for both interior and exterior construction. The Corporation also produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.


Manufacturing

     North American Gypsum's products are manufactured at 44 plants located throughout the United States, eastern Canada and in central Mexico. In June 1997, ground was broken for the $110 million SHEETROCK wallboard plant in Bridgeport, Ala., that was first announced in 1996. This facility is scheduled to begin operation in mid-1999. Construction is also underway to build a $90 million facility to manufacture gypsum wood fiber ("GWF") panels at the Gypsum, Ohio, plant. This facility will produce high-performance construction panels from synthetic gypsum, recycled paper and wood fiber using USG's patented GWF technology. Production is scheduled to begin by the end of 1999. In the fourth quarter of 1997, the Corporation purchased through CGC a gypsum fiber panel plant in Port Hawkesbury, Nova Scotia, from Louisiana-Pacific Corporation. This acquisition complements the GWF business plan. Gypsum wood fiber products manufactured at both plants will be marketed under the FIBEROCK brand name. The Corporation also announced in 1997 that it will invest $90 million to rebuild and modernize its East Chicago, Ind., plant. The existing SHEETROCK wallboard manufacturing line at the East Chicago plant will be replaced with a new, state-of-the-art wallboard manufacturing line and warehouse to serve the Midwest/Great Lakes region. This new wallboard manufacturing line will have an annual capacity of 550 million square feet, replacing the old production line that has approximately 200 million square feet of capacity. The new East Chicago line is expected to begin production by the end of 1999.

     Gypsum rock is mined or quarried at 14 company-owned locations in the United States and Canada. In 1997, these facilities provided approximately 89% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from various outside sources which accounted for approximately 11% of the gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 209 million tons, of which approximately 66% are located in the United States and 34% in Canada. Additional reserves of approximately 153 million tons are found on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 9.9 million tons.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of USG's wallboard production processes.

     The Corporation does research and development at the USG Research and Technology Center in Libertyville, Ill. The staff at this center provides specialized technical services to the operating units and do product and process research and development. The center is especially well-equipped for carrying out fire, acoustical, structural and environmental evaluations of products and building assemblies. The center also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to the pilot plant level before being transferred to a full-size plant.


Marketing and Distribution

     Distribution is carried out through L&W Supply, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1997, about 44% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 39% of volume demand was generated by residential and nonresidential repair and remodel activity, 10% of volume demand was generated by new nonresidential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

     L&W Supply, which was organized in 1971 by U.S. Gypsum, currently has 176 distribution locations in 34 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less than truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 50% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 86% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.


Competition

     The Corporation competes in North America as the largest of 14 producers of gypsum wallboard products and in 1997 accounted for nearly one-third of total gypsum wallboard sales in the United States. In 1997, U.S. Gypsum shipped 8.4 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated at
26.5 billion square feet, also a record. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, James Hardie Gypsum, The Celotex Corporation, Temple-Inland Forest Products Corporation, American Gypsum and several smaller, regional competitors. Major competitors in Canada include BPB Westroc and Georgia-Pacific Corporation. In Mexico, the Corporation's major competitor is Panel Rey.

     L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with locations in the southern, central and western United States. There are several regional competitors, such as, GDMA/RINKER in the southeast (primarily in Florida) and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers and acoustical tile distributors.


Worldwide Ceilings

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., the international interior systems business managed as USG International ("USG International") and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceiling products used primarily in commercial applications. In 1997, Worldwide Ceilings was estimated to be the largest producer of ceiling grid and the second largest producer of ceiling tile in the world.


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


Manufacturing

     Worldwide Ceilings' products are manufactured at 20 plants located in North America, Europe and Asia Pacific. These include 10 ceiling grid plants, 5 ceiling tile plants, 2 plants that produce other interior products and 3 plants that produce or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected. In early 1997, construction began on a $35 million project that includes the replacement of two old production lines with one modern, high-speed line at its ceiling tile plant in Cloquet, Minn. This project, which is anticipated to be completed by mid-1998, will reduce manufacturing costs and add capacity to meet increasing worldwide demand. In 1997, the Corporation acquired a 60% interest in a joint-venture company operating a ceiling grid manufacturing facility in Shenzhen, China.

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


Competition

     The Corporation estimates that it is the second largest producer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc. (the largest manufacturer), OWA Faserplattenwerk GmbH (Odenwald) and The Celotex Corporation. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation.


Other Information

     The Corporation's plants are substantial users of energy. Five major fuel types are used in a mix consisting of 79% natural gas, 10% electricity, 7% oil, 2% coke and 2% purchased hot air. With few exceptions, plants that use natural gas are equipped with fuel stand-by systems, principally oil. Primary fuel supplies have been adequate and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

     Neither industry segment has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 10% of the Corporation's 1997 or 1996 consolidated net sales. Because orders are filled upon receipt, neither industry segment has any significant backlog.

     Loss of one or more of the patents or licenses held by the Corporation would not have a major impact on the Corporation's business or its ability to continue operations. No material part of any of the Corporation's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     All of the Corporation's products regularly require improvement to remain competitive. The Corporation also develops and produces comprehensive systems employing several of its products. In order to maintain its high standards and remain a leader in the building materials industry, the Corporation performs on-going extensive research and development activities and makes the necessary capital expenditures to maintain production facilities in good operating condition.

     One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Information pertaining to legal proceedings included in "Notes to Financial Statements -
Note 16. Litigation" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information pertaining to foreign and domestic operations and export sales included in "Notes to Financial Statements - Note 15. Industry and Geographic Segments" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


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


North American Gypsum

Gypsum Wallboard and Other Gypsum Products
         United States                                                              Canada
         -------------                                                              ------
         Baltimore, Md.                          Norfolk, Va.                       Hagersville, Ontario
         Boston (Charlestown), Mass.             Oakfield, N.Y.                     Montreal, Quebec
         Detroit (River Rouge), Mich.            Plaster City, Calif.               St. Jerome, Quebec (currently idle)
         East Chicago, Ind.                      Plasterco (Saltville), Va.
         Empire, Nev.                            Santa Fe Springs, Calif.
         Fort Dodge, Iowa                        Shoals, Ind.
         Fremont, Calif.                         Sigurd, Utah
         Galena Park, Texas                      Southard, Okla.
         Gypsum, Ohio                            Sperry, Iowa
         Jacksonville, Fla.                      Stony Point, N.Y.
         New Orleans, La.                        Sweetwater, Texas

         Mexico
         ------
         Puebla, Puebla



Joint Compound

     Surface preparation and joint treatment products are produced in plants located at Chamblee, Ga.; Dallas, Texas; East Chicago, Ind.; Fort Dodge, Iowa; Galena Park, Texas; Gypsum, Ohio; Jacksonville, Fla.; Port Reading, N.J.; Sigurd, Utah; Tacoma, Wash. (leased); Torrance, Calif.; Hagersville, Ontario, Canada; Montreal, Quebec, Canada; Puebla, Mexico; and Port Klang, Malaysia (leased).


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

Mining operations at Oakfield, N.Y., are scheduled to be shut down by mid-1998.


Paper

     Paper for gypsum wallboard is manufactured at Clark, N.J.; Galena Park, Texas; Gypsum, Ohio; Jacksonville, Fla.; North Kansas City, Mo.; Oakfield, N.Y.; and South Gate, Calif.


Ocean Vessels

     Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation, headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.


Other Products

     A mica-processing plant is located at Spruce Pine, N.C.; perlite ore is produced at Grants, N.M.; and drywall metal products are manufactured at Medina, Ohio (leased). Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes); New Orleans, La. (lime products); and Port Hawkesbury, Nova Scotia, Canada (gypsum fiber panel products).


Worldwide Ceilings

Ceiling Tile

     Acoustical ceiling tile and panels are manufactured at: Cloquet, Minn.; Greenville, Miss.; Walworth, Wis.; San Juan Ixhuatepec, Mexico; and Aubange, Belgium.

Ceiling Grid

     Ceiling grid products are manufactured at: Cartersville, Ga.; Stockton, Calif.; Westlake, Ohio; Auckland, New Zealand (leased); Dreux, France; Oakville, Ontario, Canada; Peterlee, England (leased); Port Klang, Malaysia (leased); Viersen, Germany; and Taipei, Taiwan (leased). A coil coater and slitter plant used in the production of ceiling grid is also located in Westlake, Ohio and a slitter plant is located in Stockton, Calif. (leased).

Other Products

     Access floor systems products are manufactured at: Peterlee, England (leased); and Port Klang, Malaysia (leased). Mineral fiber products are manufactured at Red Wing, Minn. and Walworth, Wis. Wall system products are manufactured at Medina, Ohio (leased). Drywall metal products are manufactured at Prestice, Czech Republic (leased) and Oakville, Ontario, Canada.


Item 3.  LEGAL PROCEEDINGS

     Information pertaining to legal proceedings included in "Notes to Financial Statements - Note 16. Litigation" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1997.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices and number of stockholders of record included in "Selected Quarterly Financial Data" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.

     There have been no dividends declared since the third quarter of 1988. Bank credit agreements and other debt instruments have previously prohibited or restricted the payment of cash dividends. Although currently permitted within certain limits under the Corporation's existing debt agreements, the Corporation is not paying a dividend at this time.

     On November 22, 1996, the Corporation entered into a retention agreement with an employee, formerly the principal stockholder of a corporation certain of whose assets were purchased by the Corporation, whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000 in five separate annual installments each having a value equal to $50,000, in reliance on the private offering exemption afforded by Section 4 (2) of the Securities Act of 1933, as amended. The second annual grant in the amount of 1,062 shares was made on November 24, 1997. The unregistered common stock is restricted from transfer, resale or other disposition until November 22, 2001.


Item 6.  SELECTED FINANCIAL DATA

     Selected financial data included in "Comparative Five-Year Summary" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     "Management's   Discussion  and  Analysis  of  Results  of  Operations  and
Financial Condition" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data included in "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors has been omitted from this report as it will be filed with the Securities and Exchange Commission (the "SEC") in a definitive proxy statement pursuant to Regulation 14A, which definitive proxy statement is incorporated herein by reference.

Executive Officers of the Registrant (as of February 1, 1998)

                                                                                                      Has Held
             Name, Age                                                                                 Present
        and Present Position               Prior Business Experience in Past Five Years             Position Since
----------------------------------------------------------------------------------------------- --------------------
William C. Foote, 46                President and Chief Executive Officer, L&W Supply Corporation       June 1997
Chairman and Chief Executive        from September 1991 to January 1994; President and Chief
Officer                             Executive Officer, USG Interiors, Inc. from January 1993 to
                                    January 1994;  President and Chief Operating Officer
                                    from January 1994 to January 1996; President
                                    and Chief  Executive  Officer to April 1996;
                                    Chairman,   President  and  Chief  Executive
                                    Officer from April 1996 to June 1997.

P. Jack O'Bryan, 62                 President and Chief Executive Officer, United States Gypsum         June 1997
President and Chief Operating       Company to January 1993; Senior Vice President and Chief
Officer; President and Chief        Technology Officer, USG Corporation to August 1994; Senior Vice
Executive Officer, United           President - Worldwide Manufacturing and Technology to October
States Gypsum Company; President    1995; Executive Vice President- Worldwide Ceilings to September
and Chief Executive Officer,        1996; President and Chief Executive Officer, USG Interiors, Inc.
USG Interiors, Inc.                 since October 1995; Executive Vice President - Operations to June
                                    1997.

Richard H. Fleming, 50              Vice President and Treasurer to January 1994; Vice President        January 1995
Senior Vice President and Chief     and Chief Financial Officer to January 1995.
Financial Officer

Arthur G. Leisten, 56               Senior Vice President and General Counsel to March 1993; Senior     February 1994
Senior Vice President and General   Vice President, General Counsel and Secretary to February 1994.
Counsel

Harold E. Pendexter, Jr., 63        Same position.                                                      January 1991
Senior Vice President and Chief
Administrative Officer

Raymond  T.  Belz,   57             Vice   President   Financial   Services  and  Financial
Vice President and Controller;      Administration, United States Gypsum Company to January 1994;       September  1996
Vice  President Financial           Vice  President and Controller, USG Corporation, Vice
Operations, North American Gypsum   President Financial Services, United States Gypsum Company to
and Worldwide Ceilings              January 1995; Vice President and Chief Financial Officer, North
                                    American Gypsum from January 1995 to September 1996; Vice President and Controller since January 1995.

Brian W. Burrows, 58                Same position.                                                      March 1987
Vice President, Research and
Technology

John E. Malone, 54                  Vice President and Controller, USG Corporation to January 1994;     January 1994
Vice President and Treasurer        Vice President - Finance, USG International, from March 1993 to
                                    February 1995.

Daniel J. Nootens, 59               Vice President Manufacturing, United States Gypsum Company from     June 1997
Vice President; Executive           November 1990 to July 1994; Executive Vice President & Chief
Vice President, Strategic           Operating Officer, United States Gypsum Company from July 1994
Manufacturing & Capital             to September 1996; Executive Vice President-Operations, North
Investments, North American         American Gypsum from September 1996 tp June 1997.
Gypsum and Worldwide Ceilings


Robert B. Sirgant, 57               Vice President, National Accounts and Marketing - East, United      January 1995
Vice President, Corporate           States Gypsum Company to July 1994; Vice President, National
Accounts                            Accounts, United States Company to January 1995.

Dean H. Goossen, 50                 Vice President, General Counsel and Secretary, Xerox Financial
Corporate Secretary                 Services Life Insurance Company to February 1993; Assistant         February 1994
                                    Secretary, USG Corporation to February 1994.

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


                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this 10-K Report:

     1. The consolidated financial statements, notes to financial statements and report of independent public accountants included in the Corporation's 1997 Annual Report to Stockholders and listed below are incorporated herein by reference:

         Consolidated Statement of Earnings - Years ended December 31, 1997, 1996 and 1995.

         Consolidated Balance Sheet - As of December 31, 1997 and 1996.

         Consolidated Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

         Notes to Financial Statements.

         Report of Independent Public Accountants.



     2.  Supplemental Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.

         Report  of  Independent   Public  Accountants  With  Respect  to
         Financial Statement Schedule.

         All other schedules have been omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


     3   Exhibits (Reg. S-K, Item 601):

   Exhibit
     No.                                                                                      Page
   -------                                                                                    ----

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

     (c) Resolutions  dated February 1, 1994 of a Special  Committee  created by the Board of Directors of USG Corporation  relating to USG  Corporation's  9.25%
Senior  Notes  due  2001  (incorporated  by  reference  to  Exhibit  4(f) of USG
Corporation's Registration No. 33- 51845 on Form S-1, dated February 16, 1994).

     (d) Resolutions  dated August 3, 1995 of a Special Committee created by the
Board of Directors of USG Corporation  relating to USG Corporation's 8.5% Senior
Notes due 2005  (incorporated by reference to Exhibit 4(b) of Amendment No. 3 to
USG  Corporation's  Registration  Statement No. 33-60563 on Form S-3, dated July
28, 1995).

     (e) Warrant  Agreement dated May 6, 1993 between USG Corporation and Harris
Trust and Savings Bank, as Warrant Agent, relating to USG Corporation's Warrants
(incorporated by reference to Exhibit 4.3 of USG  Corporation's  Form 8-K, dated
May 7, 1993).

     (f) Form of Warrant Certificate (incorporated by reference to Exhibit 4(g) of Amendment No. 4 to USG Corporation's Registration Statement No. 33-40136 on
Form S-4, dated November 12, 1992).

     (g) Rights  Agreement  dated May 6, 1993 between USG Corporation and Harris
Trust and Savings  Bank, as Rights Agent  (incorporated  by reference to Exhibit
10.1 of USG Corporation's Form 8-K, dated May 7, 1993).

     (h) Form of Common Stock certificate  (incorporated by reference to Exhibit
4.4 to USG Corporation's Form 8-K, dated May 7, 1993).

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

     (b) First Amendment to Management  Performance Plan, effective November 15,
1993 and dated February 1, 1994  (incorporated by reference to Exhibit 10(aq) of
Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form
S-1).

     (c) Amendment and  Restatement of USG Corporation  Supplemental  Retirement
Plan, effective as of July 1, 1997 and dated August 25, 1997.                                   21

     (d)  Termination  Compensation  Agreements  (incorporated  by  reference to
Exhibit 10(h) of USG Corporation's  1991 Annual Report on Form 10-K, dated March
5, 1992).

     (e) Indemnification Agreements (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).

     (f)   Bankruptcy   Court  Order  issued  April  23,  1993   confirming  USG
Corporation's  Prepackaged Plan of Reorganization  (incorporated by reference to
Exhibit 28.1 of Form 8-K filed by USG Corporation on May 7, 1993).

     (g) Consulting  Agreement dated August 11, 1993 between USG Corporation and
James W. Cozad (incorporated by reference to Exhibit 10(aw) in USG Corporation's
Registration Statement 33- 51845, on Form S-1).

     (h) Form of Employment Agreement dated May 12, 1993 (incorporated by reference to Exhibit 10(h) of Amendment No. 1 to USG Corporation's Registration
Statement No. 33-61152 on Form S-1).

     (i) Amendment of Termination Compensation Agreements (incorporated by reference to Exhibit 10(j) of Amendment No. 1 to USG Corporation's Registration
Statement No. 33-61152 on Form (S-1).

     (j) Credit Agreement dated as of July 27, 1995 among USG Corporation and the Banks listed on the signature page thereto and Chase Manhattan Bank
(formerly Chemical Bank) as Agent (incorporated by reference to Exhibit 99(a) of
Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form
S-3, dated July 28, 1995).

     (k) Amendment  No. 1, dated as of February 1, 1996 to the Credit  Agreement
(incorporated  by reference to Exhibit  10(q) of USG  Corporation's  1995 Annual
Report on Form 10-K, dated February 29, 1996).

     (l) Amendment No. 2, dated as of May 14, 1997, to the Credit Agreement.                    38

     (m) 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy dated March
31, 1995).

     (n) 1997 Annual  Management  Incentive  Program - USG  Corporation.                        47

     (o) Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy dated March 28, 1997).

     (p) First  Amendment  to Omnibus  Management  Incentive  Plan,  dated as of
November 11, 1997.                                                                              55

     (q) Amended  and  Restated  Stock  Compensation  Program  for  Non-Employee
Directors of USG Corporation, dated July 1, 1997. 56


     13 Portions of USG Corporation's 1997 Annual Report to Stockholders.  (Such
report is not  deemed to be filed  with the  Commission  as part of this  Annual
Report on Form 10-K, except for the portions thereof  expressly  incorporated by
reference.)                                                                                     64

     21 Subsidiaries                                                                            90

     23 Consents of Experts and Counsel                                                         91

     24 Power of Attorney                                                                       92

     27 Financial Data Schedule                                                                 93


(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1997.


                             Index to exhibits filed
                       with the Annual Report on Form 10-K
                      for the year ended December 31, 1997

Exhibit                                                                                            Page
10(c)    Amendment and Restatement of USG Corporation Supplemental Retirement Plan                      21

10(l)    Amendment No. 2 to the Credit Agreement                                                        38

10(n)    1997 Annual Management Incentive Program - USG Corporation                                     47

10(p)    First Amendment to Omnibus Management Incentive Plan                                           55

10(q)    Amended and Restated Stock Compensation Program for Non-Employee Directors                     56

13       Portions of USG Corporation's 1997 Annual Report to Stockholders                               64

21       Subsidiaries                                                                                   90

23       Consent of Experts                                                                             91

24       Power of Attorney                                                                              92

27       Financial Data Schedule                                                                        93



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

                                                  USG CORPORATION
                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in millions)

                                                                          Provision      Receivables
                                                                         Charged to      Written Off
                                                           Beginning      Costs and     and Discounts     Ending
                                                            Balance       Expenses         Allowed        Balance
                                                            -------       --------         -------        -------
Year ended December 31, 1997:

     Doubtful accounts.................................   $     14       $      5       $     (5)       $    14
     Cash discounts....................................          3             52            (52)             3


Year ended December 31, 1996:

     Doubtful accounts.................................         11              7             (4)            14
     Cash discounts....................................          3             46            (46)             3


Year ended December 31, 1995:

     Doubtful accounts.................................         11              6             (6)            11
     Cash discounts....................................          3             44            (44)             3



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  WITH RESPECT TO FINANCIAL STATEMENT SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in USG Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1998. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule on page 18 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                               /s/Arthur Andersen LLP
                                               ----------------------
                                               ARTHUR ANDERSEN LLP
Chicago, Illinois
January 22, 1998



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             USG CORPORATION
February 20, 1998


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



/s/ William C. Foote                                February 20, 1998
--------------------------
WILLIAM C. FOOTE
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                              February 20, 1998
---------------------------
RICHARD H. FLEMING
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                                  February 20, 1998
---------------------------
RAYMOND T. BELZ
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT, KEITH A. BROWN,            )    By:/s/ Richard H. Fleming
W. H. CLARK, W. DOUGLAS FORD,                 )    Richard H. Fleming
JAMES C. COTTING, LAWRENCE                    )    Attorney-in-fact
M. CRUTCHER, DAVID W. FOX,                    )    Pursuant to Power of Attorney
PHILIP C. JACKSON, JR., MARVIN E. LESSER,     )    (Exhibit 24 hereto)
P. JACK O'BRYAN, JOHN B. SCHWEMM,             )    February 20, 1998
JUDITH A. SPRIESER, Directors                 )