Form 10-Q
period 1998-03-31
USG CORP
filed 1998-05-01
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998
                                                             --------------
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

As of March 31, 1998, 47,395,284 shares of USG common stock were outstanding.

                                    Table of Contents

                                                                                                     Page
                                                                                                   --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months Ended March 31, 1998 and 1997                                               3

         Consolidated Balance Sheet:
                  As of March 31, 1998 and December 31, 1997                                               4

         Consolidated Statement of Cash Flows:
                  Three Months Ended March 31, 1998 and 1997                                               5

         Notes to Consolidated Financial Statements                                                        6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                          10

Report of Independent Public Accountants                                                                  18


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 19

Item 6. Exhibits and Reports on Form 8-K                                                                  22


SIGNATURES                                                                                                24

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                      USG CORPORATION
                                           CONSOLIDATED STATEMENT OF EARNINGS
                                      (dollars in millions except per share data)
                                                        (Unaudited)
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               --------------------
                                                                                             1998             1997
                                                                                          ---------         ---------

Net sales                                                                             $        735      $        673

Cost of products sold                                                                          539               496
                                                                                          ---------         ---------
Gross profit                                                                                   196               177

Selling and administrative expenses                                                             72                66

Amortization of excess reorganization value                                                      -                42
                                                                                          ----------        ---------
Operating profit                                                                               124                69

Interest expense                                                                                13                17

Interest income                                                                                 (1)                -

Other expense, net                                                                               2                 -
                                                                                          ----------        ---------
Earnings before income taxes                                                                   110                52

Income taxes                                                                                    43                37
                                                                                          ----------        ---------
Net earnings                                                                                    67                15
                                                                                          ==========        =========

Basic earnings per common share                                                               1.42              0.33

Diluted earnings per common share                                                             1.35               0.32

Dividends paid per common share                                                                  -                 -

Average number of common shares                                                         47,125,604         45,946,213
Average diluted number of common shares                                                 49,717,163         48,216,915

See accompanying Notes to Consolidated Financial Statements.

                                                      USG CORPORATION
                                                CONSOLIDATED BALANCE SHEET
                                                   (dollars in millions)
                                                       (Unaudited)

                                                                                        As of                As of
                                                                                       March 31,          December 31,
                                                                                         1998                 1997
                                                                                    -------------         ------------
Assets
Current Assets:
Cash and cash equivalents                                                  $              66     $              72
Receivables (net of reserves - $18 and $17)                                              339                   297
Inventories                                                                              217                   208
Current and deferred income taxes                                                         29                    63
                                                                                    -------------         ------------
Total current assets                                                                     651                   640

Property, plant and equipment (net of reserves
    for depreciation and depletion - $249 and $236)                                    1,021                   982
Other assets                                                                             301                   304
                                                                                    -------------         ------------
Total Assets                                                                           1,973                 1,926
                                                                                    =============         ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                         163                   146
Accrued expenses                                                                         186                   220
Debt maturing within one year                                                             16                    10
                                                                                    -------------         -------------
Total current liabilities                                                                365                   376

Long-term debt                                                                           597                   610
Deferred income taxes                                                                    161                   163
Other liabilities                                                                        627                   630

Stockholders' Equity:
Preferred stock                                                                            -                     -
Common stock                                                                               5                     5
Capital received in excess of par value                                                  270                   258
Deferred currency translation                                                            (28)                  (25)
Reinvested earnings (deficit)                                                            (24)                  (91)
                                                                                    -------------         -------------
Total stockholders' equity                                                               223                   147
                                                                                    -------------         -------------
Total Liabilities and Stockholders' Equity                                             1,973                 1,926
                                                                                    =============         =============

See accompanying Notes to Consolidated Financial Statements.

                                                      USG CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (dollars in millions)
                                                       (Unaudited)


                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               ---------------------
                                                                                             1998              1997
                                                                                           ---------        ---------

Operating Activities:
Net earnings                                                                        $         67     $          15
Adjustments to reconcile net earnings to net cash:
    Amortization of excess reorganization value                                                -                42
    Depreciation, depletion and other amortization                                            20                17
    Current and deferred income taxes                                                         32                23
(Increase) decrease in working capital:
    Receivables                                                                              (42)              (27)
    Inventories                                                                               (9)               (9)
    Payables                                                                                  17                 7
    Accrued expenses                                                                         (34)              (35)
(Increase) decrease in other assets                                                            3                (7)
Increase (decrease) in other liabilities                                                      (3)               20
Other, net                                                                                    (3)               (4)
                                                                                         ---------         ---------
Net cash from operating activities                                                            48                42
                                                                                         ---------         ---------
Investing Activities:
Capital expenditures                                                                         (58)              (24)
Net proceeds from asset dispositions                                                           1                 -
                                                                                         ---------         ---------
Net cash to investing activities                                                             (57)              (24)
                                                                                         ---------         ---------
Financing Activities:
Issuance of debt                                                                              48                41
Repayment of debt                                                                            (67)              (61)
Short-term borrowings, net                                                                    12                 -
Issuances of common stock                                                                     10                 3
                                                                                         ---------         ---------
Net cash from (to) financing activities                                                        3               (17)
                                                                                         ---------         ---------

Net increase (decrease) in cash & cash equivalents                                            (6)                1

Cash & cash equivalents at beginning of period                                                72                44
                                                                                         ---------         ---------
Cash & cash equivalents at end of period                                                      66                45
                                                                                         =========         =========
Supplemental Cash Flow Disclosures:
Interest paid                                                                                 22                26
Income taxes paid                                                                             10                16

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1998, and December 31, 1997, and results of operations and cash flows for the three months ended March 31, 1998 and 1997. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1998 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1997 Annual Report on Form 10-K dated February 20, 1998.


(2) Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data).

         Three Months Ended                                       Net               Shares              Per Share
         March 31,                                           Earnings                (000)                Amount
         ----------------------------------------------------------------------------------------------------------
         1998
         Basic earnings                                     $      67               47,126              $   1.42
         Effect of Dilutive Securities:
         Options                                                                       949
         Warrants                                                                    1,642
         ----------------------------------------------------------------------------------------------------------
         Diluted Earnings                                          67               49,717                  1.35
         ==========================================================================================================

         1997
         Basic earnings                                            15               45,946                  0.33
         Effect of Dilutive Securities:
         Options                                                                       870
         Warrants                                                                    1,401
         ----------------------------------------------------------------------------------------------------------
         Diluted Earnings                                          15               48,217                  0.32
         ==========================================================================================================


(3) In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $64 million and $6 million for the three months ended March 31, 1998 and 1997, respectively. There was no tax impact on the foreign currency translation adjustments.


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

Interest Rate Derivative Instruments:
-------------------------------------
The Corporation utilizes interest rate swap agreements to manage the impact of interest rate changes on its underlying floating-rate debt. These agreements are designated as hedges and qualify for hedge accounting. Amounts payable or receivable under these swap agreements are accrued as an increase or decrease to interest expense on a current basis. To the extent the underlying floating-rate debt is reduced, the Corporation terminates swap agreements accordingly so as not to be in an overhedged position. In such cases, the Corporation recognizes gains and/or losses in the period the agreement is terminated.

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

Foreign Currency Derivative Instruments:
----------------------------------------
The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, option and forward contracts are used. The foreign currency options qualify for hedge accounting, under which the option premium is amortized over the life of the option. The forward contracts are marked to market on a current basis with gains and/or losses included in net earnings in the period in which the exchange rates change.

(5) Excess reorganization value, an intangible asset totaling $851 million, was recorded in 1993 in connection with a comprehensive restructuring of the Corporation's debt and the implementation of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

As of September 30, 1997, the remaining $83 million balance of excess reorganization value was eliminated. This balance, which would have been amortized through April 1998, was offset by the elimination of a valuation allowance in accordance with SOP 90-7. See Note 6 below for additional information.


(6) Income tax expense amounted to $43 million and $37 million in the three months ended March 31, 1998 and 1997, respectively. The Corporation's income tax expense for the first quarter of 1997 was computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.

In the third quarter of 1997, a valuation allowance of $90 million, which had been provided for deferred tax assets relating to pension and retiree medical benefits prior to the Corporation's financial restructuring in 1993, was eliminated. The elimination of this allowance reflected a change in management's judgment regarding the realizability of these assets in future years as a result of the Corporation's pretax earnings levels and improved capital structure over the past three years. In accordance with SOP 90-7, the benefit realized from the elimination of this allowance was used to reduce the balance of excess reorganization value to zero as of September 30, 1997.


(7) As of March 31, 1998, common shares totaling 2,212,900 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,150,645 common shares were reserved for future grants.


(8) One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item 1. "Legal Proceedings" for information concerning the asbestos litigation.

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

(9) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG Funding Corporation ("USG Funding") and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special-purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors that will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


USG Corporation Consolidated Results

Net Sales - First quarter 1998 net sales totaled $735 million, a record level for any first quarter and a 9% increase compared with net sales of $673 million in the first quarter of 1997. This increase was attributable to record first quarter shipments of all major product lines and higher selling prices for SHEETROCK brand gypsum wallboard.


Gross Profit Margin - Gross profit as a percentage of net sales was 26.7% in the first quarter of 1998, up slightly from 26.3% in the prior-year period.


Selling and Administrative Expenses - First quarter 1998 selling and administrative expenses of $72 million increased 9% versus expenses of $66 million in the first quarter of 1997. However, as a percentage of net sales, these expenses were unchanged at 9.8%. Expense dollars were up in the 1998 period due primarily to information technology initiatives, USG's product branding program and accruals for USG's performance-based restricted stock program.


Amortization of Excess Reorganization Value - The noncash amortization of excess reorganization value reduced operating profit by $42 million in the first quarter of 1997. As explained in Notes 5 and 6 of this report, the remaining $83 million balance of excess reorganization value, which would have been amortized through April 1998, was offset by the elimination of a valuation allowance as of September 30, 1997.


Interest Expense - As a result of debt reduction during the past year, interest expense in the first quarter of 1998 was $13 million, down 24% from the $17 million incurred in the first quarter of 1997.


Income Tax - Taxes on income amounted to $43 million and $37 million in the first quarters of 1998 and 1997, respectively. The Corporation's 1997 income tax expense was computed based on pretax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.


Net Earnings - First quarter 1998 net earnings were $67 million, or $1.35 per diluted share. First quarter 1997 net earnings, which amounted to $15 million, or $0.32 per diluted share, were net of the noncash amortization of excess reorganization value of $42 million, or $0.88 per diluted share.


EBITDA - Earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items ("EBITDA") amounted to $142 million in the first quarter of 1998, up 12% compared with $127 million for the first quarter of 1997.

As a result of the amortization of excess reorganization value through September 30, 1997, USG continues to report EBITDA to facilitate comparisons of current and historical results. EBITDA is also helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.

USG Corporation Core Business Results


(dollars in millions)                                          Net Sales                           EBITDA
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            1998             1997              1998             1997
--------------------------------------------------------------------------------------------------------------------


North American Gypsum:
U.S. Gypsum Company                                  $    408          $    375         $    117          $    105
L&W Supply Corporation                                    244               221                6                 6
CGC Inc. (gypsum)                                          37                31                7                 5
Other subsidiaries                                         20                20                6                 5
Eliminations                                             (110)             (100)               -                 -
--------------------------------------------------------------------------------------------------------------------
Total                                                     599               547              136               121
--------------------------------------------------------------------------------------------------------------------

Worldwide Ceilings:
USG Interiors, Inc.                                       107                98               14                13
USG International                                          57                55                3                 3
CGC Inc. (ceilings)                                        10                 8                1                 1
Eliminations                                              (14)              (13)               -                 -
--------------------------------------------------------------------------------------------------------------------
Total                                                     160               148               18                17
--------------------------------------------------------------------------------------------------------------------

Corporate                                                   -                 -              (12)              (11)
Eliminations                                              (24)              (22)               -                 -
--------------------------------------------------------------------------------------------------------------------
Total USG Corporation                                     735               673              142               127
====================================================================================================================

North American Gypsum

First quarter 1998 net sales of $599 million and EBITDA of $136 million increased 10% and 12%, respectively, over first quarter 1997 levels.


United States Gypsum Company - U.S. Gypsum's net sales in the first quarter of 1998 were the highest ever for a first quarter. Shipments of SHEETROCK brand gypsum wallboard totaled 2.137 billion square feet, the highest level for any first quarter and a 4% increase over first quarter 1997 shipments of 2.050 billion square feet. Selling prices on SHEETROCK wallboard averaged $125.31 per thousand square feet, up 4% from $120.31 for the first quarter of last year. Manufacturing unit costs for SHEETROCK wallboard were virtually unchanged from the prior-year period. First quarter 1998 capacity utilization at U.S. Gypsum's wallboard plants increased to approximately 99% from 97% a year ago. First quarter shipments of SHEETROCK brand joint compound and DUROCK brand cement board were the highest for any quarter in the company's history.


L&W Supply Corporation - Net sales for USG's building products distribution business were a record for any first quarter and were up 10% over the first quarter of 1997. This performance reflects a new high for quarterly average selling prices on wallboard and record first quarter sales of wallboard and complementary building products. As of March 31, 1998, L&W Supply operated 179 locations in the United States after adding four greenfield locations and consolidating two locations into one during the first quarter of 1998.


CGC Inc. - The gypsum business of CGC Inc., USG's wholly owned Canadian subsidiary, reported increased sales and EBITDA in the first quarter of 1998. CGC's performance reflects higher SHEETROCK wallboard volume and prices resulting from the improving Canadian economy and a continued high level of shipments to the eastern United States.



Worldwide Ceilings

First quarter 1998 net sales of $160 million increased 8% over the first quarter of 1997. EBITDA was $18 million in the first quarter of 1998 compared with $17 million in the corresponding 1997 period.

Record first quarter shipments were realized for AURATONE brand ceiling tile, CONSTELLATION brand ceiling tile and DONN brand ceiling grid. These records were attributable to strong demand in the U.S. nonresidential construction market (both new construction and renovation) and growing international demand. International results reflect sales records in Europe and Latin America, partially offset by a modest decline in Asia.


Construction Market Outlook

Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, the outlook for 1998 continues to be positive. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels.

In the United States, we are currently forecasting 1998 housing starts to approximate 1.450 million units, down slightly from the 1.474 million units registered in 1997. Record 1997 sales of existing homes of more than 4 million units will support residential repair and remodeling in 1998. This, combined with strong nonresidential repair and remodeling, will continue to provide growth in this market segment. New nonresidential construction in 1997, which increased by 10% as measured in floor space for which contracts were awarded, will support increased demand for this segment in 1998 as the finishing of an interior follows contract awards by about a year or more.

Internationally, construction in Canada and Mexico should maintain their recoveries. Demand continues to be strong in Eastern Europe and Latin America, while conditions in Western Europe are showing signs of improvement. Prospects for the Asian construction market are expected to weaken in 1998; however, this market represents a relatively minor share of USG's total sales and earnings.



LIQUIDITY AND CAPITAL RESOURCES

Financial and Growth Strategies

At the time of the 1993 debt restructuring, USG implemented a five-year strategy designed to improve its financial flexibility by reducing debt to a manageable level and attaining an investment grade rating on its capital structure. The goals of this strategy were recently achieved when the Corporation reached its target debt level in October 1997, followed by Standard & Poor's rating increase to BBB in December 1997 and Moody's rating increase to Baa3 in March 1998.

USG's current strategy focuses on earnings growth. The key drivers of this strategy are USG's investments in cost-reduction and growth initiatives, which are supported by the financial flexibility of an investment grade capital structure. These initiatives involve replacing high-cost manufacturing capacity with low-cost capacity; adding efficient new capacity to serve customers and thereby increase market share; and expanding sales internationally through exports and manufacturing overseas. USG anticipates that these initiatives also will serve to reduce the impact of cyclicality on its earnings.


Capital Expenditures

Capital spending amounted to $58 million in the first three months of 1998, compared with $24 million in the corresponding 1997 period. As of March 31, 1998, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $468 million compared with $363 million as of December 31, 1997.

North American Gypsum Projects - In April 1998, USG announced plans for a third major wallboard capacity replacement project, a $112 million plant to be located in Aliquippa, Pa. This new facility will provide 700 million square feet of SHEETROCK brand gypsum wallboard capacity to replace existing high-cost capacity in the region, improve service and accommodate anticipated strong growth in the Northeast market. The Aliquippa plant will manufacture SHEETROCK wallboard using 100% synthetic gypsum and is expected to begin operation in early 2000. Ground was broken in June 1997 for a new $110 million plant in Bridgeport, Ala. This facility will also manufacture SHEETROCK brand wallboard using 100% synthetic gypsum and is expected to begin operation in mid-1999. USG is also investing $90 million to rebuild and modernize its wallboard manufacturing line at the East Chicago, Ind., plant. This new line is expected to begin production by the end of 1999.

Construction is underway to build a $90 million facility to manufacture gypsum wood fiber panels at the Gypsum, Ohio, wallboard plant. The new production line is expected to begin operating by the end of 1999 and will complement the fourth quarter 1997 acquisition of a gypsum fiber panel plant in Port Hawksbury, Nova Scotia. USG's gypsum wood fiber products are marketed under the FIBEROCK brand name.

Additional capital investments include cost-reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional installation of processes to accommodate the use of synthetic gypsum at manufacturing facilities where it is more economical than natural gypsum rock.


Worldwide Ceilings Projects - A $35 million project that included the replacement of two old production lines with one modern, high-speed line at the ceiling tile plant in Cloquet, Minn., was completed during the first quarter. The start-up process of the new line is currently under way.


Working Capital

Working capital (current assets less current liabilities) as of March 31, 1998, amounted to $286 million, and the ratio of current assets to current liabilities was 1.8 to 1. As of December 31, 1997, working capital was $264 million, and the ratio of current assets to current liabilities was 1.7 to 1.

Receivables increased to $339 million as of March 31, 1998, from $297 million as of December 31, 1997, while inventories increased to $217 million from $208 million and accounts payable rose to $163 million from $146 million. These variations reflect normal seasonal fluctuations.

Cash and cash equivalents as of March 31, 1998, amounted to $66 million, down from $72 million as of December 31, 1997. This decrease reflects first quarter 1998 net cash flows from operating and financing activities of $48 million and $3 million, respectively, and net cash flows to investing activities of $57 million.


Debt

As of March 31, 1998, total debt amounted to $613 million compared with $620 million as of December 31, 1997. During the first quarter, USG retired $67 million of 8.75% senior debentures, while increasing the borrowing on its U.S. and Canadian revolving credit facilities by $40 million and $8 million, respectively. Industrial revenue bonds and seasonal foreign borrowings increased by a total of $12 million.

During the first quarter, USG issued $44 million of 5.65% fixed-rate industrial revenue bonds due 2033 to investors, the proceeds of which were deposited into a construction escrow account. These bonds, together with $45 million of variable-rate industrial revenue bonds issued last year in a related offering, will be used to finance the Gypsum, Ohio, gypsum wood fiber project. This debt is being recorded incrementally on USG's books as funds are drawn from the escrow accounts throughout the construction process.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $611 million (including a $125 million letter of credit subfacility in the United States), under which, as of March 31, 1998, outstanding revolving loans totaled $150 million and letters of credit issued and outstanding amounted to $80 million, leaving the Corporation with $381 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of March 31, 1998, under a revolving accounts receivable facility. (See Note 9.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.

On May 6, 1993, in connection with its debt restructuring, USG issued 2,602,566 warrants. Each warrant entitles the holder to purchase one share of USG common stock at a price of $16.14 any time prior to May 6, 1998. Through March 31, 1998, 348,191 warrants had been exercised, generating cash proceeds to USG of approximately $6 million. Assuming exercise of all remaining outstanding warrants by the termination date, additional cash proceeds to USG in the second quarter of 1998 would be approximately $36 million. The proceeds from the exercises will be added to the cash resources of the Corporation to be used for general corporate purposes.


Stockholder Rights Plan

On March 27, 1998, the Corporation approved the redemption of the preferred share purchase rights declared under a 10-year rights agreement adopted in May 1993 and adopted a new share purchase rights plan that is designed to strengthen the previous provisions assuring the fair and equal treatment for all stockholders in the event of any unsolicited attempt to acquire the Corporation. The new rights plan, which became effective on April 15, 1998, and will expire on March 27, 2008, has four basic provisions. First, if an acquiror buys 15% or more of USG's outstanding common stock, the plan allows other stockholders to buy, with each right, additional USG shares at a 50% discount. Second, if USG is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. Third, if an acquiror buys between 15% and 50% of USG's outstanding common stock, the company can exchange part or all of the rights of the other holders for shares of the company's stock on a one-for-one basis, or shares of the new junior preferred stock on a one-for-one-hundredth basis. Fourth, before an acquiror buys 15% or more of USG's outstanding common stock, the rights are redeemable for one cent per right at the option of the board of directors. This provision permits the board to enter into an acquisition transaction that is determined to be in the best interests of stockholders. The board is authorized to reduce the 15% threshold to not less than 10%.


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


Year 2000

In 1997,  USG  developed a plan to modify its  computer-based  systems  that are affected by the year 2000 date change. Anticipated spending for this modification is not expected to have a material impact on the Corporation's ongoing results of operations. The Corporation intends to implement its year 2000 compliance plan within the next 12 months to allow sufficient time to test its systems thoroughly before January 1, 2000.


Forward-Looking Statements

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity, such as new housing construction, interest rates, and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; and the outcome of contested litigation. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1998, and the related condensed consolidated statement of earnings for the three-month periods ended March 31, 1998 and 1997 and the condensed consolidated statement of cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



                                                  /s/ ARTHUR ANDERSEN LLP
                                                  -----------------------
                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
April 22, 1998

PART II.        OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS


Asbestos and Related Insurance Litigation

One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Others seek compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). It is anticipated that additional asbestos-related suits will be filed.

Summary - The following is a brief summary; see Note 16 to the financial statements in the Corporation's 1997 Annual Report for additional information on the asbestos litigation.

U.S. Gypsum is a defendant in 16 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Another class action, brought on behalf of various public entities in the state of Texas, was settled in August 1997. The settlement amount will be paid over 12 months and will be partially funded by insurance. Fifteen additional property damage claims have been threatened against U.S.
Gypsum. During the years 1995-1997, 6 new Property Damage Cases were filed against U.S. Gypsum while 32 were closed; the Company spent an average of $25 million per year on the defense and settlement of Property Damage Cases, but received a total of $148 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 85,000 claimants, as well as an additional 13,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled 23,500 claims in 1997, compared to 28,000 claims in 1996 and 14,000 in 1995. Filings of Personal Injury Cases have increased as a result of rulings by a Federal appellate court and the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during the past three years has been approximately $1,600 per claim. Over that period, U.S. Gypsum expended an average of $30 million per year on Personal Injury Cases, of which an average of $26 million was paid by insurance.

U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by those of its insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"), obligating them to provide coverage for the defense and indemnity costs incurred by U.S. Gypsum in Personal Injury Cases. Punitive damages have never been awarded against U.S. Gypsum in a Personal Injury Case; whether such an award would be covered by insurance under the Wellington Agreement would depend on state law and the terms of the individual policies.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with 12 of its 17 solvent carriers. As of December 31, 1997, after deducting insolvent coverage and insurance paid out to date, approximately $325 million of potential insurance remained, including approximately $140 million of insurance from five carriers that have agreed, subject to certain limitations and conditions, to cover both property damage and personal injury costs; $140 million from two carriers that have agreed, subject to certain limitations and conditions, to cover personal injury but not yet property damage; and approximately $45 million from three carriers that have not yet agreed to cover either. U.S. Gypsum is attempting to negotiate a resolution of the Coverage Action with the five remaining defendant carriers, but may be required to litigate additional issues in its effort to secure the contested coverage.

Aggregate insurance payments exceeded U.S. Gypsum's total expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, by $2.3 million for 1997, $41 million in 1996 and $10 million in 1995, due primarily to nonrecurring reimbursement for amounts expended in prior years.

Estimated Cost - The asbestos litigation involves numerous uncertainties that affect U.S. Gypsum's ability to estimate reliably its probable liability in the Personal Injury and Property Damage Cases. In the Property Damage Cases, such uncertainties include the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which has normally (but not uniformly) been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages. Uncertainties in the Personal Injury Cases include the number, characteristics and venue of Personal Injury Cases that are filed against U.S. Gypsum; the Center's ability to continue to negotiate pre-trial settlements at historical or acceptable levels; the level of physical impairment of claimants; the viability of claims for punitive damages; and the Center's ability to develop an alternate claims-handling vehicle that retains the key benefits of the Georgine settlement. As a result, any estimate of U.S. Gypsum's liability, while based upon the best information currently available, may not be an accurate prediction of actual costs and is subject to revision as additional information becomes available and developments occur.

Pending Cases: Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending on December 31, 1997, can be resolved for an amount totaling between $200 million and $265 million, including defense costs. These amounts are expected to be expended over the next three to five years. Significant insurance funding is available for these costs, as detailed below.

Future Cases: U.S. Gypsum is unable to reasonably estimate the cost of resolving Property Damage Cases and Personal Injury Cases that will be filed in the future. The Company anticipates that few additional Property Damage Cases will be filed, as a result of the operation of statutes of limitations and the impact of certain other factors, although it is possible that any cases that are filed may seek substantial damages. It is anticipated that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high. However, the Company does not believe that the number and severity of future cases can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases.

Accounting for Asbestos Liability: As of December 31, 1997, U.S. Gypsum had reserved $200 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $160 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by committed insurance. Additional amounts may be reimbursed by insurance depending upon the outcome of litigation and negotiations relating to insurance that is presently disputed.

U.S. Gypsum had an additional reserve of $110 million as of December 31, 1997, that was available for future asbestos liabilities and asbestos-related expenses. The Company continues to accrue $18 million per year for asbestos costs and will periodically compare its estimates of liability to then-existing reserves and available insurance assets and adjust its reserves as appropriate. It is possible that U.S. Gypsum will determine in the future that additional charges to results of operations are necessary, although whether additional charges will be required and, if so, the timing and amount of such charges, cannot presently be predicted.

Conclusion - The above estimates and reserves will be reevaluated periodically as additional information becomes available. It is possible that additional charges to earnings may be necessary in the future if the amounts reflected above prove insufficient in light of future events, and that any such charge could be material to results of operations in the period in which it is taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves, and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or consolidated financial position of the Corporation.


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

Item 6.         Exhibits and Reports on Form 8-K
(a)     (3)      Articles of Incorporation and By-Laws:

                   (i)     Certificate of Designations  of Junior  Participating
                           Preferred   Stock,   Series  D,  of  USG  Corporation
                           (incorporated  by reference to Exhibit A of Exhibit 4
                           to USG Corporation's Form 8-K dated March 27, 1998).

                  (ii) Amended and Restated By-Laws of USG Corporation, dated as of March 27, 1998.

         (4)      Rights   Agreement,   dated  March  27,   1998,   between  USG
                  Corporation and Harris Trust and Savings Bank, as Rights Agent
                  (incorporated  by reference to Exhibit 4 to USG  Corporation's
                  Form 8-K dated March 27, 1998).

         (15) Letter of Arthur Andersen LLP regarding unaudited financial information.

         (27)     Financial Data Schedule.

(b) A report on Form 8-K was filed on March 27, 1998, relating to the Rights Agreement, dated March 27,1998, between USG Corporation and
         Harris Trust and Savings Bank, as Rights Agent.



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



                                 USG CORPORATION



                                 By  /s/ Dean H. Goossen
                                 -----------------------------------
                                 Dean H. Goossen, Corporate Secretary,
                                 USG Corporation


                                  By  /s/ Raymond T. Belz
May 1, 1998                       -----------------------------------
                                  Raymond T. Belz, Vice President and
                                  Controller, USG Corporation