Form 10-Q
period 1998-06-30
USG CORP
filed 1998-08-03
CIK 757011

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998
                                   ----------------
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    -----------     -----------

                          Commission File Number 1-8864


                                 USG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3329400
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (312) 606-4000
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         ----- -----

As of June 30, 1998, 49,669,192 shares of USG common stock were outstanding.

                                Table of Contents
                                                                                                     Page
                                                                                                   --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months and Six Months Ended
                  June 30, 1998 and 1997                                                              3

         Consolidated Balance Sheet:
                  As of June 30, 1998 and December 31, 1997                                           4

         Consolidated Statement of Cash Flows:
                  Six Months Ended June 30, 1998 and 1997                                             5

         Notes to Consolidated Financial Statements                                                   6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                     12

Report of Independent Public Accountants                                                             21


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                                            22

Item 4. Submission of Matters to a Vote of Security Holders                                          26

Item 6. Exhibits and Reports on Form 8-K                                                             27


SIGNATURES                                                                                           28

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                      USG CORPORATION
                                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (dollars in millions except per share data)
                                                        (Unaudited)

                                                            Three Months                        Six Months
                                                           ended June 30,                     ended June 30,
                                                  --------------------------------------------------------------------
                                                        1998             1997              1998             1997
                                                  --------------------------------------------------------------------


Net sales                                          $        775      $        723     $      1,510       $      1,396

Cost of products sold                                       554               521            1,093              1,017
                                                          ------            ------          ------             ------
Gross profit                                                221               202              417                379

Selling and administrative expenses                          74                72              146                138

Amortization of excess
 reorganization value                                         -                42                -                 84
                                                          ------            ------          ------             ------
Operating profit                                            147                88              271                157

Interest expense                                             13                16               26                 33

Interest income                                              (1)               (1)              (2)                (1)

Other expense, net                                            1                 1                3                  1
                                                          ------            ------          ------              ------
Earnings before income taxes                                134                72              244                124

Income taxes                                                 52                45               95                 82
                                                          ------            ------          ------              ------
Net earnings                                                 82                27              149                 42
                                                          ======            ======          ======              ======

Basic earnings per common share                            1.68              0.57             3.11                0.91

Diluted earnings per common share                          1.63              0.55             2.98                0.87

Dividends paid per common share                               -                 -                -                   -

Average common shares                                48,604,788        46,092,895       47,932,326          46,009,868

Average diluted common shares                        50,294,953        48,258,005       50,038,941          48,232,876

See accompanying Notes to Consolidated Financial Statements.

                                                   USG CORPORATION
                                                CONSOLIDATED BALANCE SHEET
                                                   (dollars in millions)
                                                        (Unaudited)


                                                                                       As of                As of
                                                                                      June 30,          December 31,
                                                                                       1998                 1997
                                                                           -----------------------------------------
Assets
Current Assets:
Cash and cash equivalents                                                  $              72     $              72
Receivables (net of reserves - $19 and $17)                                              364                   297
Inventories                                                                              235                   208
Current and deferred income taxes                                                         56                    63
                                                                                       ------                ------
Total current assets                                                                     727                   640

Property, plant and equipment (net of reserves
    for depreciation and depletion - $260 and $236)                                    1,072                   982
Other assets                                                                             364                   304
                                                                                       ------                ------
Total Assets                                                                           2,163                 1,926
                                                                                       ======                ======

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                         170                   146
Accrued expenses                                                                         214                   220
Debt maturing within one year                                                             21                    10
                                                                                       ------                ------
Total current liabilities                                                                405                   376

Long-term debt                                                                           567                   610
Deferred income taxes                                                                    163                   163
Other liabilities                                                                        686                   630

Stockholders' Equity:
Preferred stock                                                                            -                     -
Common stock                                                                               5                     5
Capital received in excess of par value                                                  310                   258
Deferred currency translation                                                            (31)                  (25)
Reinvested earnings (deficit)                                                             58                   (91)
                                                                                       ------                ------
Total stockholders' equity                                                               342                   147
                                                                                       ------                ------
Total Liabilities and Stockholders' Equity                                             2,163                 1,926
                                                                                       ======                ======

See accompanying Notes to Consolidated Financial Statements.

                                                    USG CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (dollars in millions)
                                                        (Unaudited)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                    -------------------------------
                                                                                        1998              1997
                                                                                    -------------------------------

Operating Activities:
Net earnings                                                                        $        149     $          42
Adjustments to reconcile net earnings to net cash:
    Amortization of excess reorganization value                                                -                84
    Depreciation, depletion and other amortization                                            40                34
    Current and deferred income taxes                                                          6                (1)
(Increase) decrease in working capital:
    Receivables                                                                              (67)              (48)
    Inventories                                                                              (27)              (20)
    Payables                                                                                  24                14
    Accrued expenses                                                                          (6)               (2)
(Increase) decrease in other assets                                                           (1)               (3)
Increase (decrease) in other liabilities                                                      (5)               (1)
Other, net                                                                                    (1)               (2)
                                                                                            ------            ------
Net cash from operating activities                                                           112                97
                                                                                            ------            ------
Investing Activities:
Capital expenditures                                                                        (130)              (56)
Net proceeds from asset dispositions                                                           2                 1
                                                                                            ------            ------
Net cash to investing activities                                                            (128)              (55)
                                                                                            ------            ------
Financing Activities:
Issuance of debt                                                                              58                91
Repayment of debt                                                                           (107)             (141)
Short-term borrowings, net                                                                    19                 2
Issuances of common stock                                                                     46                 4
                                                                                            ------            ------
Net cash from (to) financing activities                                                       16               (44)
                                                                                            ------            ------

Net increase (decrease) in cash & cash equivalents                                             -                (2)

Cash & cash equivalents at beginning of period                                                72                44
                                                                                            ------            ------
Cash & cash equivalents at end of period                                                      72                42
                                                                                            ======            ======
Supplemental Cash Flow Disclosures:
Interest paid                                                                                 28                33
Income taxes paid                                                                             84                85

See accompanying Notes to Consolidated Financial Statements.

                                                  USG CORPORATION
                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)



1.       Basis of Presentation

         The  consolidated  financial  statements  of USG  Corporation  and  its subsidiaries  ("USG" or the  "Corporation")  included  herein have been prepared  pursuant to the rules and  regulations  of the Securities and
         Exchange  Commission.   The  preparation  of  financial  statements  in
         conformity  with  generally  accepted  accounting  principles  requires management to make estimates and  assumptions  that affect the reported amounts of assets,  liabilities,  revenues and expenses. Actual results could differ from those  estimates.  In the opinion of management,  the statements  reflect all  adjustments,  which are of a normal  recurring
         nature,   necessary  to  present  fairly  the  Corporation's  financial position  as of June 30,  1998,  and  December  31,  1997,  results  of operations  for the three months and six months ended June 30, 1998 and
         1997,  and cash flows for the six months  ended June 30, 1998 and 1997.
         Certain  amounts in the prior  years'  financial  statements  have been reclassified to conform with the 1998 presentation. While these interim financial  statements and accompanying  notes are unaudited,  they have been  reviewed by Arthur  Andersen LLP, the  Corporation's  independent public accountants. These financial statements and notes are to be read in conjunction with the financial  statements and notes included in the
         Corporation's 1997 Annual Report on Form 10-K dated February 20, 1998.



2.       Comprehensive Income

         In the first  quarter of 1998,  the  Corporation  adopted  Statement of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income."  Total  comprehensive  income,  consisting of net earnings and foreign currency translation  adjustments,  amounted to $79 million and
         $143  million in the three  months and six months  ended June 30, 1998, respectively.  For the  respective  1997 periods,  total  comprehensive income amounted to $27 million and $33 million. There was no tax impact on the foreign currency translation adjustments.




3.       Earnings Per Share

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



Periods Ended June 30,                        1998                                          1997
                               ------------------------------------         ------------------------------------

                                    Net      Shares                             Net      Shares
                                 Earnings    (000)           EPS             Earnings    (000)            EPS
----------------------------------------------------------------------------------------------------------------
Three Months:
Basic earnings                 $    82      48,605         $1.68           $    27      46,093      $     0.57
Effect of
   Dilutive Securities:
Options                                        948                                         774
Warrants                                       742                                       1,391
----------------------------------------------------------------------------------------------------------------
Diluted Earnings                    82      50,295          1.63                27      48,258            0.55
================================================================================================================

Six Months:
Basic earnings                     149      47,932          3.11                42      46,010            0.91
Effect of
 Dilutive Securities:
Options                                        962                                         827
Warrants                                     1,145                                       1,396
----------------------------------------------------------------------------------------------------------------
Diluted Earnings                   149      50,039          2.98                42      48,233            0.87
================================================================================================================

4.       Stock Options

         As of June 30, 1998, common shares totaling 2,143,575 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,139,145 common shares were reserved for future grants.


5.       Financial Instruments

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

         Foreign Currency Derivative Instruments:
         The Corporation has operations in a number of countries and has inter-company transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages most of these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, option and forward contracts are used. The foreign currency options qualify for hedge accounting, under which the option premium is amortized over the life of the option. The forward contracts are marked to market on a current basis with gains and/or losses included in net earnings in the period in which the exchange rates change.


6.       Recently Issued Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
         Instruments and Hedging Activities." Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Corporation currently plans to adopt
         Statement 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.


7.       Excess Reorganization Value

         Excess reorganization value, an intangible asset totaling $851 million, was recorded in 1993 in connection with a comprehensive restructuring of the Corporation's debt and the implementation of fresh start accounting as required by AICPA Statement of Position 90-7, "Financial
         Reporting  by Entities in  Reorganization  under the  Bankruptcy  Code"
         ("SOP 90-7").

         As of September 30, 1997, the remaining $83 million balance of excess reorganization value was eliminated. This balance, which would have been amortized through April 1998, was offset by the elimination of a valuation allowance in accordance with SOP 90-7. See Note 8 below for additional information.


8.       Income Taxes

         Income tax expense amounted to $52 million and $95 million in the three months and six months ended June 30, 1998, respectively. For the respective 1997 periods, income tax expense amounted to $45 million and $82 million. The Corporation's income tax expense in the second quarter and first six months of 1997 was computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.

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


9.       Litigation

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


10.      Accounts Receivable Facility

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


USG Corporation Consolidated Results


Net Sales - Record shipments of all major product lines and higher selling prices for SHEETROCK brand gypsum wallboard resulted in second quarter 1998 net sales of $775 million, a record level for any quarter in USG's history and a 7% increase compared with net sales of $723 million in the second quarter of 1997.

For the first six months of 1998, net sales totaled $1,510 million, an 8% increase compared with net sales of $1,396 million in the comparable 1997 period.

Gross Profit Margin - Gross profit as a percentage of net sales was 28.5% and 27.6% in the second quarter and first six months of 1998, respectively, up from 27.9% and 27.1% in the respective 1997 periods. These increases reflect higher realized prices for most product lines combined with manufacturing costs that benefited from favorable raw material and energy prices and cost-reduction efforts.

Selling and Administrative Expenses - Second quarter and first six months 1998 selling and administrative expenses increased 3% and 6%, respectively over the prior-year periods. However, as a percentage of net sales, these expenses were 9.5% in the second quarter and 9.7% in the first six months of 1998, down from 10.0% and 9.9% in the comparable 1997 periods. Expense dollars are up in 1998 primarily due to marketing and information technology initiatives and USG's performance-based restricted stock program.

Amortization of Excess Reorganization Value - The noncash amortization of excess reorganization value reduced operating profit by $42 million and $84 million in the second quarter and first six months of 1997. As explained in Notes 7 and 8 of this report, the remaining balance of excess reorganization value was eliminated as of September 30, 1997.

Interest Expense - As a result of debt reduction during the past year, interest expense in the second quarter and first six months of 1998 decreased 19% and 21%, respectively, from the corresponding 1997 periods.

Income Tax - Income tax expense amounted to $52 million and $95 million in the three months and six months ended June 30, 1998, respectively. For the respective 1997 periods, income tax expense amounted to $45 million and $82 million. The Corporation's income tax expense in the 1997 periods was computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.

Net Earnings - Second quarter 1998 net earnings were $82 million, or $1.63 per diluted share. Second quarter 1997 net earnings, which amounted to $27 million, or $0.55 per diluted share, were net of the noncash amortization of excess reorganization value of $42 million, or $0.87 per diluted share.

For the first six months of 1998, net earnings were $149 million, or $2.98 per diluted share. Comparable 1997 net earnings, which amounted to $42 million, or $0.87 per diluted share, were net of the noncash amortization of excess reorganization value of $84 million, or $1.75 per diluted share.

EBITDA - Earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items ("EBITDA") amounted to $165 million in the second quarter and $307 million in the first six months of 1998. Both amounts represent increases of 12% versus the same periods last year.

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

USG Corporation Core Business Results
(dollars in millions)

                                                  Net Sales                                                   EBITDA
                               -----------------------------------------------      --------------------------------------------
                                   Three Months                Six Months               Three Months              Six Months
                               -------------------------------------------------------------------------------------------------
Periods ended June 30           1998         1997          1998         1997         1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------------------------------

North American Gypsum:
U.S. Gypsum Company        $    430     $    391     $    838     $    766     $    132      $   116      $     249    $    221
L&W Supply Corporation          274          250          518          471           11           10             17          16
CGC Inc. (gypsum)                34           30           71           61            5            4             12           9
Other subsidiaries               23           24           43           44            7            8             13          13
Eliminations                   (124)        (106)        (234)        (206)           -           (1)             -          (1)
--------------------------------------------------------------------------------------------------------------------------------
Total                           637          589        1,236        1,136          155          137            291         258
--------------------------------------------------------------------------------------------------------------------------------

Worldwide Ceilings:
USG Interiors, Inc.             114          106          221          204           18           17            32           30
USG International                56           58          113          113            4            4             7            7
CGC Inc. (ceilings)               9            8           19           16            1            1             2            2
Eliminations                    (16)         (13)         (30)         (26)           -            -             -            -
--------------------------------------------------------------------------------------------------------------------------------
Total                           163          159          323          307           23           22            41           39
--------------------------------------------------------------------------------------------------------------------------------
Corporate                         -            -            -            -          (13)         (12)          (25)         (23)
Eliminations                    (25)         (25)         (49)         (47)           -            -             -            -
--------------------------------------------------------------------------------------------------------------------------------
Total USG Corporation           775          723        1,510        1,396          165          147           307          274
================================================================================================================================

North American Gypsum

Second quarter 1998 net sales of $637 million and EBITDA of $155 million increased 8% and 13%, respectively, over second quarter 1997 levels.

First six months 1998 net sales of $1,236 million and EBITDA of $291 million increased 9% and 13%, respectively, versus comparable 1997 levels.


United States Gypsum Company - U.S. Gypsum's net sales and EBITDA in the second quarter of 1998 were the highest ever for any quarter. Shipments of SHEETROCK brand gypsum wallboard totaled 2.226 billion square feet, a record for any quarter and an 8% increase over second quarter 1997 shipments of 2.061 billion square feet. Selling prices on SHEETROCK wallboard averaged $127.34 per thousand square feet, a record for any quarter and an increase of 3% versus $123.42 for the second quarter of 1997. Manufacturing unit costs for SHEETROCK wallboard were down slightly from the prior-year period. Second quarter 1998 capacity utilization at U.S. Gypsum's wallboard plants increased to approximately 100% from 98% a year ago. Second quarter shipments of SHEETROCK brand joint compound and DUROCK brand cement board also reached record levels.


L&W Supply Corporation - Second quarter 1998 net sales and EBITDA for USG's building products distribution business were each up 10% from a year ago. In addition, second quarter net sales were a record for any quarter. This sales and EBITDA performance reflects new quarterly highs for wallboard shipments and selling prices and for sales and gross profit of complementary building products. As of June 30, 1998, L&W Supply operated 180 locations in the United States after acquiring one location during the second quarter of 1998.


CGC Inc. - The gypsum business of CGC Inc., USG's wholly owned Canadian subsidiary, reported increased sales and EBITDA in the second quarter of 1998. CGC's performance reflects higher SHEETROCK wallboard volume and prices despite a drywall installer strike in Toronto that concluded in late June.


Worldwide Ceilings

Second quarter 1998 net sales of $163 million increased 3% over the second quarter of 1997. EBITDA was $23 million in the second quarter of 1998 compared with $22 million in the corresponding 1997 period.

First six months 1998 net sales of $323 million and EBITDA of $41 million were each up 5% from comparable 1997 levels.

Second quarter 1998 shipments of AURATONE brand ceiling tile, "X"technology ceiling tile and DONN brand ceiling grid set new records. These records were attributable to strong demand in the U.S. nonresidential construction market (both new construction and renovation) and steady international demand. International results reflect higher sales in Europe and Latin America, partially offset by a decline in Asia. During the second quarter of 1998, a new ceiling tile production line in Cloquet, Minn., became fully operational, replacing two old, high-cost lines.


Construction Market Outlook

Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, the outlook for 1998 continues to be positive. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels.

In the United States, 1998 housing starts have been running at an annual rate over 1.5 million units. New nonresidential construction in 1997, which increased by 10% as measured in floor space for which contracts were awarded, is supporting increased demand for this segment in 1998 as the finishing of an interior follows contract awards by about a year or more. Demand for USG's products from the repair and remodel market is expected to increase again in 1998, continuing a long-term growth trend.

Internationally, construction in Canada and Mexico should continue to strengthen. Demand continues to grow in Eastern Europe and Latin America, while conditions in Western Europe are showing signs of improvement. USG's exposure to Asia is limited as this market represents a relatively minor share of the Corporation's total sales and earnings.


LIQUIDITY AND CAPITAL RESOURCES

Financial Strategy

USG's financial strategy focuses on earnings growth. The key drivers of this strategy are USG's investments in cost-reduction and growth initiatives, which are supported by the financial flexibility of an investment grade capital structure. These initiatives involve replacing high-cost manufacturing capacity with low-cost capacity; adding efficient new capacity to serve customers and thereby increase market share; and expanding sales internationally through exports and manufacturing overseas. USG anticipates that these initiatives also will serve to reduce the impact of cyclicality on its earnings.


Capital Expenditures

Capital spending amounted to $130 million in the first six months of 1998, compared with $56 million in the corresponding 1997 period. As of June 30, 1998, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $426 million compared with $363 million as of December 31, 1997.

Wallboard Capacity Modernization - In April 1998, USG announced plans for a third major wallboard capacity replacement project, a $112 million plant to be located in Aliquippa, Pa. The new facility will provide 700 million square feet of SHEETROCK brand gypsum wallboard capacity to replace existing high-cost capacity in the region, improve service and accommodate anticipated strong growth in the Northeast market. The Aliquippa plant will manufacture SHEETROCK wallboard using 100% synthetic gypsum. Ground-breaking is expected in the third quarter of 1998 and completion in early 2000.

Ground was broken in June 1997 for a new $110 million plant in Bridgeport, Ala., that will serve growing markets in the southeastern United States. This facility will also manufacture SHEETROCK brand wallboard using 100% synthetic gypsum and is expected to begin operation in mid-1999.

USG is also investing $90 million to rebuild and modernize its wallboard manufacturing line at the East Chicago, Ind., plant. This new line is expected to begin production by the end of 1999.

Gypsum Wood Fiber Project - Construction is underway to build a $90 million facility to manufacture FIBEROCK brand gypsum wood fiber panels at the Gypsum, Ohio, wallboard plant. The new production line is expected to begin operating by the end of 1999 and will complement the fourth quarter 1997 acquisition of a gypsum fiber panel plant in Port Hawksbury, Nova Scotia.

Cost Reduction Projects - Additional capital investments include cost-reduction projects, such as the installation of stock cleaning equipment to utilize lower grades of recycled paper and the additional installation of processes to accommodate the use of synthetic gypsum at manufacturing facilities where it is more economical than natural gypsum rock.

Ceiling Tile Capacity Modernization - A $35 million project that included the replacement of two old production lines with one modern, high-speed line at the ceiling tile plant in Cloquet, Minn., was completed during the first quarter. The start-up process of the new line occurred during the second quarter and the new line is now fully operational.


Working Capital

Working capital (current assets less current liabilities) as of June 30, 1998, amounted to $322 million, and the ratio of current assets to current liabilities was 1.8 to 1. As of December 31, 1997, working capital was $264 million, and the ratio of current assets to current liabilities was 1.7 to 1.

Receivables increased to $364 million as of June 30, 1998, from $297 million as of December 31, 1997, while inventories increased to $235 million from $208 million and accounts payable rose to $170 million from $146 million. These variations reflect normal seasonal fluctuations.

Cash and cash equivalents as of June 30, 1998, amounted to $72 million, unchanged from December 31, 1997. During the first six months of 1998, net cash flows from operating and financing activities totaled $112 million and $16 million, respectively, while net cash flows to investing activities were $128 million.

Net cash flows from financing activities included cash proceeds of $40 million from the exercise approximately 2.45 million warrants issued on May 6, 1993, in connection with a debt restructuring. Each warrant entitled the holder to purchase one share of USG common stock at a price of $16.14 any time prior to May 6, 1998. The proceeds from the exercises were added to the cash resources of the Corporation and is being used for general corporate purposes.


Debt

As of June 30, 1998, total debt amounted to $588 million compared with $620 million as of December 31, 1997. During the first half of 1998, USG retired $67 million of 8.75% senior debentures, while increasing industrial revenue bonds by $18 million, seasonal foreign borrowings by $9 million and borrowings on its Canadian revolving credit facility by $8 million.

During the first quarter, USG issued $44 million of 5.65% fixed-rate industrial revenue bonds due 2033 to investors, the proceeds of which were deposited into a construction escrow account. These bonds, together with $45 million of variable-rate industrial revenue bonds due 2032, issued last year in a related offering, will be used to finance the gypsum wood fiber project. This debt is being recorded incrementally on USG's books as funds are drawn from the escrow accounts throughout the construction process. The variable-rate bonds were converted to 5.60% fixed-rate bonds in the third quarter of 1998.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $609 million (including a $125 million letter of credit subfacility in the United States), under which, as of June 30, 1998, outstanding revolving loans totaled $116 million and letters of credit issued and outstanding amounted to $68 million, leaving the Corporation with $425 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of June 30, 1998, under a revolving accounts receivable facility. (See Note 10.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


Stockholder Rights Plan

On March 27, 1998, the Corporation approved the redemption of the preferred share purchase rights declared under a 10-year rights agreement adopted in May 1993 and adopted a new share purchase rights plan. The new plan is designed to strengthen the previous provisions assuring the fair and equal treatment for all stockholders in the event of any unsolicited attempt to acquire the Corporation. The new rights plan, which became effective on April 15, 1998, and will expire on March 27, 2008, has four basic provisions. First, if an acquirer buys 15% or more of USG's outstanding common stock, the plan allows other stockholders to buy, with each right, additional USG shares at a 50% discount. Second, if USG is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. Third, if an acquirer buys between 15% and 50% of USG's outstanding common stock, the company can exchange part or all of the rights of the other holders for shares of the company's stock on a one-for-one basis, or shares of the new junior preferred stock on a one-for-one-hundredth basis. Fourth, before an acquirer buys 15% or more of USG's outstanding common stock, the rights are redeemable for one cent per right at the option of the board of directors. This provision permits the board to enter into an acquisition transaction that is determined to be in the best interests of stockholders. The board is authorized to reduce the 15% threshold to not less than 10%.


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


Year 2000

In 1997,  USG  developed a plan to modify its  computer-based  systems  that are affected by the year 2000 date change. Anticipated spending for this modification will not have a material impact on the Corporation's ongoing results of operations. In addition to modifying the Corporation's own computer-based systems, the plan includes monitoring the compliance efforts of the Corporation's critical suppliers. USG intends to complete its year 2000 compliance plan by the first half of 1999 to allow sufficient time to test its systems thoroughly before January 1, 2000.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1998, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



/s/  ARTHUR ANDERSEN LLP
------------------------
ARTHUR ANDERSEN LLP

Chicago, Illinois
July 20, 1998

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

U.S. Gypsum is a defendant in 15 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Fifteen additional property damage claims have been threatened against U.S. Gypsum. During the years 1995-1997, 6 new Property Damage Cases were filed against U.S. Gypsum while 32 were closed; the Company spent an average of $25 million per year on the defense and settlement of Property Damage Cases, but received a total of $148 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 99,000 claimants, as well as an additional 22,500 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 51,000 new claims in the first six months of 1998, compared to 23,500 claims in 1997, 28,000 claims in 1996 and 14,000 in 1995.
Filings of Personal Injury Cases have increased substantially as a result of rulings by a Federal appellate court and the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during the past three years has been approximately $1,600 per claim. Over that period, U.S. Gypsum has expended an average of $30 million per year on Personal Injury Cases, of which an average of $26 million was paid by insurance.

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

U.S. Gypsum's estimated cost of resolving pending Personal Injury Cases is discussed below. (See "Estimated Cost.")

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

Pending Cases: Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending on June 30, 1998, can be resolved for an amount totaling between $265 million and $340 million, including defense costs. These amounts are expected to be expended over the next five years. The estimated cost of resolving pending cases has increased since December 31, 1997, reflecting the increased number of pending Personal Injury Cases resulting from the rejection of the Georgine settlement referred to above. Significant insurance funding is available for these costs, as detailed below.

Future Cases: U. S. Gypsum is unable to reasonably estimate the cost of resolving Property Damage Cases and Personal Injury Cases that will be filed in the future. The Company anticipates that few additional Property Damage Cases will be filed, as a result of the operation of statutes of limitations and the impact of certain other factors, although it is possible that any cases that are filed may seek substantial damages. It is anticipated that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high. However, the Company does not believe that the number and severity of future cases can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases.

Accounting for Asbestos Liability: As of June 30, 1998, U.S. Gypsum had reserved $265 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $220 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by committed insurance. Additional amounts may be reimbursed by insurance depending upon the outcome of litigation and negotiations relating to insurance that is presently disputed.

U.S. Gypsum had an additional reserve of $105 million as of June 30, 1998, that was available for future asbestos liabilities and asbestos-related expenses. The Company continues to accrue $18 million per year for asbestos costs and will periodically compare its estimates of liability to then-existing reserves and available insurance assets and adjust its reserves as appropriate. It is possible that U.S. Gypsum will determine in the future that additional charges to results of operations are necessary, although whether additional charges will be required and, if so, the timing and amount of such charges, cannot presently be predicted.

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


Environmental Litigation

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all "Superfund" sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its earnings or consolidated financial position.

Item 4.Submission of Matters to a Vote of Security Holders

(a) In accordance with the Corporation's notice and proxy statement dated March 27, 1998, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 13, 1998.

(b) The directors indicated in paragraph (c) below were elected to a three-year term to expire in 1999, and the following directors are those whose terms of office continued after the annual meeting of stockholders referred to in paragraph (a) above: Keith A. Brown, James C. Cotting, W. Douglas Ford, John B. Schwemm, Robert L. Barnett, David W. Fox, Philip C. Jackson Jr., and Marvin E. Lesser.

     (c)                                                                      Votes             Abstentions
                                                          Votes             Withheld            and Broker
                                                           For             or Against            Non-Votes
                                                     --------------------------------------------------------

           Election of Directors:
           W.H. Clark                                  42,569,514            158,228                 -
           Lawrence M. Crutcher                        42,581,315            146,427                 -
           William C. Foote                            42,586,032            141,710                 -
           P. Jack O'Bryan                             42,576,584            151,158                 -
           Judith A. Sprieser                          42,588,339            139,403                 -

           Ratification of Appointment of Arthur
           Andersen LLP as Independent Public
           Accountants                                 42,668,161             21,605            37,976


Item 6.Exhibits and Reports on Form 8-K


     (a) (15)  Letter of  Arthur  Andersen  LLP  regarding  unaudited  financial information.

         (27)  Financial Data Schedule (electronic filing only).

     (b)       There were no reports on Form 8-K filed during the second quarter of 1998.

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



                                 USG CORPORATION



                             By /s/ DEAN H. GOOSSEN
                             -----------------------------------
                             Dean H. Goossen, Corporate Secretary,
                             USG Corporation




                              By  /s/ RAYMOND T. BELZ
                              -----------------------------------
                              Raymond T. Belz, Vice President and
                              Controller, USG Corporation




July 31, 1998