Form 10-Q
period 1998-09-30
USG CORP
filed 1998-11-06
CIK 757011

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998
                                           ------------------


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

As of September 30, 1998, 49,686,878 shares of USG common stock were outstanding.

                                    TABLE OF CONTENTS
                                                                          Page
                                                                         ------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

       Consolidated Statement of Earnings:
                Three Months and Nine Months Ended
                September 30, 1998 and 1997                                3

       Consolidated Balance Sheet:
                As of September 30, 1998 and December 31, 1997             4

       Consolidated Statement of Cash Flows:
                Nine Months Ended September 30, 1998 and 1997              5

       Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                             12

Report of Independent Public Accountants                                  23


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                 24

Item 6. Exhibits and Reports on Form 8-K                                  28


SIGNATURES                                                                29

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               THREE MONTHS                        NINE MONTHS
                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                       -----------------------------     -----------------------------
                                          1998             1997              1998            1997
                                       ------------     ------------     ------------     ------------
Net sales                              $        814     $        757     $      2,324     $      2,153

Cost of products sold                           581              547            1,674            1,564
                                       ------------     ------------     ------------     ------------

Gross profit                                    233              210              650              589

Selling and administrative expenses              75               70              221              208

Amortization of excess
 reorganization value                             -               43                -              127
                                       ------------     ------------     ------------     ------------
Operating profit                                158               97              429              254

Interest expense                                 13               16               39               49

Interest income                                  (1)              (1)              (3)              (2)

Other expense, net                                -                -                3                1
                                       ------------     ------------     ------------     ------------
Earnings before income taxes                    146               82              390              206

Income taxes                                     55               48              150              130
                                       ------------     ------------     ------------     ------------
Net earnings                                     91               34              240               76
                                       ============     ============     ============     ============

Basic earnings per common share                1.83             0.74             4.95             1.65

Diluted earnings per common share              1.80             0.70             4.78             1.57

Dividends paid per common share                   -                -                -                -

Average common shares                    49,679,544       46,390,846       48,457,527       46,152,837

Average diluted common shares            50,534,500       48,910,230       50,157,495       48,513,412

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                           AS OF             AS OF
                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1998               1997
                                                       -------------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                              $         102      $         72
Receivables (net of reserves - $19 and $17)                      372               297
Inventories                                                      241               208
Current and deferred income taxes                                 50                63
                                                       -------------     -------------
Total current assets                                             765               640

Property, plant and equipment (net of reserves
    for depreciation and depletion - $276 and $236)            1,138               982
Other assets                                                     362               304
                                                       -------------     -------------
Total Assets                                                   2,265             1,926
                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 176               146
Dividends payable                                                  5                 -
Accrued expenses                                                 229               220
Debt maturing within one year                                     11                10
                                                       -------------     -------------
Total current liabilities                                        421               376

Long-term debt                                                   566               610
Deferred income taxes                                            161               163
Other liabilities                                                684               630

Stockholders' Equity:
Preferred stock                                                    -                 -
Common stock                                                       5                 5
Capital received in excess of par value                          313               258
Deferred currency translation                                    (29)              (25)
Reinvested earnings (deficit)                                    144               (91)
                                                       -------------     -------------
Total stockholders' equity                                       433               147
                                                       -------------     -------------
Total Liabilities and Stockholders' Equity                     2,265             1,926
                                                       =============     =============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1998        1997
                                                              -------    --------
OPERATING ACTIVITIES:
Net earnings                                                  $   240    $     76
Adjustments to reconcile net earnings to net cash:
    Amortization of excess reorganization value                     -         127
    Depreciation, depletion and other amortization                 60          51
    Current and deferred income taxes                              11           2
(Increase) decrease in working capital:
    Receivables                                                   (75)        (61)
    Inventories                                                   (33)        (11)
    Payables                                                       35          20
    Accrued expenses                                                9           9
(Increase) decrease in other assets                                 1          (2)
Increase (decrease) in other liabilities                           (6)          6
Other, net                                                          -          (2)
                                                              -------    --------
Net cash from operating activities                                242         215
                                                              -------    --------

INVESTING ACTIVITIES:
Capital expenditures                                             (214)        (96)
Net proceeds from asset dispositions                                2           2
                                                              -------    --------
Net cash to investing activities                                 (212)        (94)
                                                              -------    --------
FINANCING ACTIVITIES:
Issuance of debt                                                   60          91
Repayment of debt                                                (107)       (181)
Short-term borrowings (repayments), net                             4          (2)
Dividends declared                                                 (5)          -
Issuances of common stock                                          48          13
                                                              -------    --------
Net cash to financing activities                                    -         (79)
                                                              -------    --------

Net increase in cash & cash equivalents                            30          42
Cash & cash equivalents at beginning of period                     72          44
                                                              -------    --------
Cash & cash equivalents at end of period                          102          86
                                                              =======    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                      49          58
Income taxes paid                                                 134         128

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1998, and December 31, 1997, results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. Certain amounts in the prior years' financial statements have been reclassified to conform with the 1998 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1997 Annual Report on Form 10-K dated February 20, 1998.



2.       COMPREHENSIVE INCOME

         Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $93 million and $236 million in the three months and nine months ended September 30, 1998, respectively. For the respective 1997 periods, total comprehensive income amounted to $32 million and $65 million. There was no tax impact on the foreign currency translation adjustments.

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


PERIODS ENDED
SEPTEMBER 30                               1998                            1997
                               -------------------------    ---------------------------------

                                 NET      SHARES               NET        SHARES
                               EARNINGS   (000)     EPS      EARNINGS     (000)        EPS
---------------------------------------------------------------------------------------------
THREE MONTHS:
Basic earnings                 $   91    49,680   $ 1.83    $   34         46,391     $  0.74
Effect of
   Dilutive Securities:
Options                                     831                               940

Warrants                                     24                             1,579

---------------------------------------------------------------------------------------------
Diluted Earnings                   91    50,535     1.80        34         48,910        0.70
=============================================================================================

NINE MONTHS:
Basic earnings                    240    48,458     4.95        76         46,153        1.65
Effect of
 Dilutive Securities:
Options                                     897                               889
Warrants                                    802                             1,471
---------------------------------------------------------------------------------------------
Diluted Earnings                  240    50,157     4.78        76         48,513        1.57
=============================================================================================



4.       STOCK OPTIONS

         As of September 30, 1998, common shares totaling 2,089,325 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,129,145 common shares were reserved for future grants.

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



8.       INCOME TAXES

         Income tax expense amounted to $55 million and $150 million in the three months and nine months ended September 30, 1998, respectively. For the respective 1997 periods, income tax expense amounted to $48 million and $130 million. The Corporation's income tax expense in the third quarter and first nine months of 1997 was computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.

         In the third quarter of 1997, a valuation allowance of $90 million, which had been provided for deferred tax assets relating to pension and retiree medical benefits prior to the Corporation's financial restructuring in 1993, was eliminated. The elimination of this allowance reflected a change in management's judgment regarding the realizability of these assets in future years as a result of the Corporation's pretax earnings levels and improved capital structure over the prior three years. In accordance with SOP 90-7, the benefit realized from the elimination of this allowance was used to reduce the balance of excess reorganization value to zero as of September 30, 1997.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


USG CORPORATION CONSOLIDATED RESULTS


NET SALES - Record shipments of all major product lines and higher selling prices for SHEETROCK brand gypsum wallboard resulted in third quarter 1998 net sales of $814 million, a record level for any quarter in USG's history and an 8% increase compared with net sales of $757 million in the third quarter of 1997.

For the first nine months of 1998, net sales totaled $2,324 million, an 8% increase compared with net sales of $2,153 million in the comparable 1997 period.


GROSS PROFIT MARGIN - Gross profit as a percentage of net sales was 28.6% and 28.0% in the third quarter and first nine months of 1998, respectively, up from 27.7% and 27.4% in the respective 1997 periods. These increases primarily reflect a higher gross profit margin for SHEETROCK wallboard due to higher realized selling prices and lower unit costs.


SELLING AND ADMINISTRATIVE EXPENSES - Third quarter and first nine months 1998 selling and administrative expenses increased 7% and 6%, respectively, over the prior-year periods. However, as a percentage of net sales, these expenses were 9.2% in the third quarter and 9.5% in the first nine months of 1998, compared with 9.2% and 9.7 % in the same 1997 periods. Expense dollars are up in 1998 largely due to marketing and information technology initiatives.


AMORTIZATION OF EXCESS REORGANIZATION VALUE - The noncash amortization of excess reorganization value reduced operating profit by $43 million and $127 million in the third quarter and first nine months of 1997. As explained in Notes 7 and 8 of this report, the remaining balance of excess reorganization value was eliminated as of September 30, 1997.


INTEREST EXPENSE - As a result of debt reduction during the past year, interest expense in the third quarter and first nine months of 1998 decreased 19% and 20%, respectively, from the corresponding 1997 periods.



INCOME TAX - Income tax expense amounted to $55 million and $150 million in the three months and nine months ended September 30, 1998, respectively. For the respective 1997 periods, income tax expense amounted to $48 million and $130 million. The Corporation's income tax expense in the 1997 periods was computed based on pre-tax earnings excluding the noncash amortization of excess reorganization value, which was not deductible for income tax purposes.



NET EARNINGS - Third quarter 1998 net earnings were $91 million, or $1.80 per diluted share. Third quarter 1997 net earnings, which amounted to $34 million, or $0.70 per diluted share, were net of the noncash amortization of excess reorganization value of $43 million, or $0.87 per diluted share.

For the first nine months of 1998, net earnings were $240 million, or $4.78 per diluted share. Comparable 1997 net earnings, which amounted to $76 million, or $1.57 per diluted share, were net of the noncash amortization of excess reorganization value of $127 million, or $2.61 per diluted share.



EBITDA - Earnings before interest, taxes, depreciation, depletion, amortization and certain other income and expense items ("EBITDA") amounted to $177 million in the third quarter and $484 million in the first nine months of 1998. Both amounts represent increases of 13% versus the same periods last year.

As a result of the amortization of excess reorganization value through September 30, 1997, USG reports EBITDA to facilitate comparisons of current and historical results. EBITDA is also helpful in understanding cash flow generated from operations that is available for taxes, debt service and capital expenditures. EBITDA should not be considered by investors as an alternative to net earnings as an indicator of the Corporation's operating performance or to cash flows as a measure of its overall liquidity.

USG CORPORATION CORE BUSINESS RESULTS
(DOLLARS IN MILLIONS)

                                           NET SALES                               EBITDA
                        ------------------------------------------------------------------------------
                              THREE MONTHS          NINE MONTHS        THREE MONTHS       NINE MONTHS
                        ------------------------------------------------------------------------------
Periods ended Sept 30     1998          1997      1998       1997      1998    1997      1998     1997
------------------------------------------------------------------------------------------------------
North American Gypsum:
U.S. Gypsum Company     $  441        $  404   $  1,279    $ 1,170  $   139   $  120    $ 388    $ 341
L&W Supply Corporation     293           263        811        734       14       11       31       27
CGC Inc. (gypsum)           37            31        108         92        6        6       18       15
Other subsidiaries          26            25         69         69        8        9       21       22
Eliminations              (128)         (108)      (362)      (314)       -        -        -       (1)
------------------------------------------------------------------------------------------------------
Total                      669           615      1,905      1,751      167      146      458      404
------------------------------------------------------------------------------------------------------

WORLDWIDE CEILINGS:
USG Interiors, Inc.        116           114        337        318       18       19       50       49
USG International           67            59        180        172        4        3       11       10
CGC Inc. (ceilings)          9             9         28         25        1        1        3        3
Eliminations               (20)          (14)       (50)       (40)       -        -        -        -
------------------------------------------------------------------------------------------------------
Total                      172           168        495        475       23       23       64       62
------------------------------------------------------------------------------------------------------
Corporate                    -             -          -          -      (13)     (13)     (38)     (36)
Eliminations               (27)          (26)       (76)       (73)       -        -        -        -
------------------------------------------------------------------------------------------------------
Total USG Corporation      814           757      2,324      2,153      177      156      484      430
======================================================================================================


     NORTH AMERICAN GYPSUM

     Third quarter 1998 net sales of $669 million and EBITDA of $167 million increased 9% and 14%, respectively, over third quarter 1997 levels.

     First nine months 1998 net sales of $1,905 million and EBITDA of $458 million increased 9% and 13%, respectively, versus comparable 1997 levels.


     UNITED STATES GYPSUM COMPANY - U.S. Gypsum's net sales and EBITDA in the third quarter of 1998 were the highest ever for any quarter. Shipments of SHEETROCK brand gypsum wallboard totaled 2.254 billion square feet, a record for any quarter and a 4% increase over third quarter 1997 shipments of 2.168 billion square feet. Selling prices on SHEETROCK wallboard averaged $130.66 per thousand square feet, a record for any quarter and an increase of 6% versus $123.06 for the third quarter of 1997. Manufacturing unit costs for SHEETROCK wallboard were down from the prior-year period largely due to lower furnish prices for wastepaper, the primary raw material of wallboard paper. U.S. Gypsum's wallboard plants continued to operate at 100% capacity during the third quarter. Third quarter shipments of SHEETROCK brand joint compound and DUROCK brand cement board also reached record levels.


     L&W SUPPLY CORPORATION - Third quarter 1998 net sales and EBITDA for USG's building products distribution business were records for any quarter and were up 11% and 27%, respectively, from a year ago. This sales and EBITDA performance reflects new quarterly highs for wallboard shipments and selling prices and for sales and gross profit of complementary building products. As of September 30, 1998, L&W Supply operated 181 locations in the United States.


     CGC INC. - The gypsum business of CGC Inc., USG's wholly owned Canadian subsidiary, reported increased sales in the third quarter of 1998 as a result of higher SHEETROCK wallboard volume and prices. However, EBITDA was unchanged versus the third quarter of 1997 due in part to the declining Canadian dollar.



     WORLDWIDE CEILINGS

     Third quarter 1998 net sales of $172 million increased 2% over the third quarter of 1997, while EBITDA of $23 million was unchanged.

     First nine months 1998 net sales of $495 million and EBITDA of $64 million were up 4% and 3%, respectively, from the comparable 1997 levels.

     Shipments of AURATONE brand and X-Technology ceiling tile and DONN brand ceiling grid products continued at record levels in the third quarter of 1998 due to growing U.S. demand and steady demand in Western Europe and Latin America. Demand in Asia and Eastern Europe slowed during the quarter as worsening economic conditions impacted construction activity in those regions. EBITDA was flat due in part to higher costs associated with product enhancements, primarily for export products.

     CONSTRUCTION MARKET OUTLOOK

     Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, the outlook for the remainder of 1998 continues to be positive. Favorable business trends also are expected to continue well into 1999 as key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels.

     In the United States, 1998 housing starts have been running at an annual rate over 1.5 million units. New nonresidential construction in 1997 is supporting increased demand for this segment in 1998 as the finishing of an interior follows contract awards by about a year or more. Demand for USG's products from the repair and remodel market remains strong, continuing a long-term growth trend.

     Internationally, construction in Canada is expected to remain at a favorable level. Demand is steady in Western Europe and Latin America. USG's exposure to Asia and Eastern Europe is limited as these markets together represent a relatively minor share of the Corporation's total sales and earnings. USG is currently monitoring the global financial crisis and the influence it may eventually have on the U.S. economy and the Corporation's base of operations in North America.


     LIQUIDITY AND CAPITAL RESOURCES


     FINANCIAL STRATEGY

     USG's financial strategy is focused on building long-term shareholder value through a balanced plan designed to provide immediate returns to investors through dividends and share repurchases and future returns from earnings growth.


     CASH DIVIDENDS - In September 1998, USG's Board of Directors approved the initiation of a quarterly cash dividend. A dividend of $0.10 per share was declared on September 18, 1998, and will be paid on December 16, 1998, to stockholders of record as of November 27, 1998. This is USG's first cash dividend since 1988.


     SHARE REPURCHASES - In September 1998, USG's Board of Directors also approved the initiation of a multiyear share repurchase program, under which up to five million shares of common stock may be repurchased. This amount represents approximately 10% of the Corporation's total outstanding common stock. The Corporation plans to acquire shares in a systematic manner to satisfy obligations under USG's long-term equity compensation plans for employees and directors. The Corporation also plans to acquire shares from time to time that will be utilized for general corporate purposes. The volume and timing of the latter purchases will depend on market and business conditions. Share repurchases are being made in the open market or through privately negotiated transactions and are being financed with available cash from operations. As of October 31, 1998, approximately 112,000 shares have been repurchased.



     EARNINGS GROWTH - The key drivers of USG's earnings growth strategy are its investments in cost-reduction and growth initiatives, which are supported by the financial flexibility of an investment grade capital structure. These initiatives involve replacing high-cost manufacturing capacity with low-cost capacity; adding efficient new capacity to serve customers and thereby increasing market share; and expanding sales internationally through exports and manufacturing overseas. USG anticipates that these initiatives also will serve to reduce the impact of cyclicality on its earnings.


     CAPITAL EXPENDITURES

     Capital spending amounted to $214 million in the first nine months of 1998 compared with $96 million in the corresponding 1997 period. As of September 30, 1998, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $608 million compared with $363 million as of December 31, 1997.


     WALLBOARD CAPACITY MODERNIZATION - In September 1998, USG announced plans to build state-of-the-art production lines to manufacture SHEETROCK brand gypsum wallboard in Rainier, Ore., and Plaster City, Calif. When fully operational in 2001, these investments, together with the Aliquippa, Pa., Bridgeport, Ala., and East Chicago, Ind., projects discussed below, will complete a strategic renovation of U.S. Gypsum's wallboard capacity that began in 1996.


     The new $120 million facility to be located in Rainier, Ore., will include a 142,000-square foot manufacturing plant and a 247,000-square foot distribution center and will serve the wallboard needs of the northwestern United States and western Canada. The new facility will provide 700 million square feet of SHEETROCK brand gypsum wallboard capacity. A significant portion of this new capacity will replace existing USG shipments into the region from plants as far away as Iowa, Texas and Ontario, Canada.

     The new $105 million production line at U.S. Gypsum's plant in Plaster City, Calif., will provide annual capacity of 700 million square feet of wallboard and replace a 41-year-old, high cost production line that has approximately 200 million square feet of annual capacity.

     Ground was broken in October 1998 for the new $112 million plant in Aliquippa, Pa. The new facility will provide 700 million square feet of SHEETROCK brand gypsum wallboard capacity to replace existing high-cost capacity in the region, improve service and accommodate anticipated strong growth in the Northeast market. The Aliquippa plant will manufacture SHEETROCK wallboard using 100% synthetic gypsum. Construction of this facility is expected to be completed in early 2000.

     Construction continues on the new $110 million plant in Bridgeport, Ala., that will serve growing markets in the southeastern United States. This facility will also manufacture SHEETROCK brand wallboard using 100% synthetic gypsum and is expected to begin operation in mid-1999.

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


     CEILING TILE CAPACITY MODERNIZATION - A $35 million project that included the replacement of two old production lines with one modern, high-speed line at the ceiling tile plant in Cloquet, Minn., was completed during the first quarter of 1998. The start-up process of the new line occurred during the second quarter and the new line is now fully operational.



     WORKING CAPITAL

     Working capital (current assets less current liabilities) as of September 30, 1998, amounted to $344 million, and the ratio of current assets to current liabilities was 1.8 to 1. As of December 31, 1997, working capital was $264 million, and the ratio of current assets to current liabilities was 1.7 to 1. Receivables increased to $372 million as of September 30, 1998, from $297 million as of December 31, 1997, while inventories increased to $241 million from $208 million and accounts payable rose to $176 million from $146 million. These variations reflect normal seasonal fluctuations as well as an increased level of business in 1998. Current liabilities as of September 30, 1998, also include $5 million of dividends payable in December 1998.

     Cash and cash equivalents as of September 30, 1998, amounted to $102 million, an increase of $30 million from the December 31, 1997 level. During the first nine months of 1998, net cash flows from operating activities totaled $242 million, while net cash flows to investing activities were $212 million. Net cash flows related to financing activities during that period netted to zero.

     Net cash flows related to financing activities included cash proceeds of $40 million from the exercise approximately 2.45 million warrants issued on May 6, 1993, in connection with a debt restructuring. Each warrant entitled the holder to purchase one share of USG common stock at a price of $16.14 any time prior to May 6, 1998. The proceeds from the exercises were added to the cash resources of the Corporation and are being used for general corporate purposes.



     DEBT

     As of September 30, 1998, total debt amounted to $577 million compared with $620 million as of December 31, 1997. During the first nine months of 1998, USG retired $67 million of 8.75% senior debentures, and reduced seasonal foreign borrowings by $1 million, while increasing industrial revenue bonds by $22 million and borrowings on its Canadian revolving credit facility by $3 million.

     During the first quarter of 1998, USG issued $44 million of 5.65% fixed-rate industrial revenue bonds due 2033 to investors, the proceeds of which were deposited into a construction escrow account. These bonds, together with $45 million of variable-rate industrial revenue bonds due

     2032, issued last year in a related offering, will be used to finance the gypsum wood fiber project. This debt is being recorded incrementally on USG's books as funds are drawn from the escrow accounts throughout the construction process. The variable-rate bonds were converted to 5.60% fixed-rate bonds in the third quarter of 1998.


     AVAILABLE LIQUIDITY

     The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $605 million (including a $125 million letter of credit subfacility in the United States), under which, as of September 30, 1998, outstanding revolving loans totaled $99 million and letters of credit issued and outstanding amounted to $21 million, leaving the Corporation with $485 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of September 30, 1998, under a revolving accounts receivable facility. (See Note 10.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


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



     YEAR 2000 ISSUE

     In 1996, USG began an evaluation of its computer-based systems to determine the extent of the modifications required to make those systems Year 2000 compliant and to devise a plan to complete such modifications prior to January 1, 2000. The plan that was devised is divided into five phases: identification (a basic inventory of all systems), assessment, remediation, testing and completion. The plan encompasses all of the Corporation's computer systems including mainframe, mid-range, client server and desktop systems as well as all specialized control systems for plant operations or other facilities including those which are considered embedded systems. The Corporation's mainframe systems are responsible for most of the information processing done by the Corporation and will receive a majority of the efforts dedicated to this project as well as a majority of the budget allocated to it.

     Of the plan phases, identification and assessment are essentially completed and the process of modification encompassing the three phases of remediation, testing and completion is substantially underway. As of September 30, 1998, approximately 49% of the planned modifications to the Corporation's mainframe systems had been completed. Fifty-one percent of the modifications are currently in the process of remediation, testing and completion of which 39% are expected to be completed by December 31, 1998, with the remaining 12% to be completed by the second quarter of 1999. With respect to the mid-range, client server and desktop systems, upgrading to these systems is expected to be completed by mid-1999. With respect to embedded systems, all U.S. and Canadian operations have been assessed and remediation plans, where necessary, are underway. Embedded systems in other operations are currently being assessed, with assessment scheduled to be complete in the fourth quarter of 1998. All necessary upgrades will be scheduled for completion by the middle of 1999. For purposes of this description, embedded systems are intended to cover manufacturing plant control equipment and building information and mechanical systems such as telecommunication systems, HVAC, security systems, and other monitoring equipment.

     The Corporation's Year 2000 compliance plan also includes an analysis of critical third-party suppliers of material and services to determine their year 2000 compliance status. Virtually all critical suppliers to U.S. and Canadian operations, with the exception of those to L&W Supply, have been surveyed regarding their compliance status. Any remaining unsurveyed critical suppliers and those supporting other operations, including L&W Supply, will be contacted by early 1999. At this point, based on responses received to date, it is not possible to forecast whether there will be, or the extent of, any significant disruption due to third-party supplier failures. However, the plan contemplates that the Corporation will be in continuous contact with its critical suppliers through at least January 1, 2000, to assure that those suppliers are either able to continue to perform without disruption or where feasible are replaced by ones which can so perform. The Corporation has also been in contact with most of its major customers on the status of each party's year 2000 compliance plans and expects to continue such information exchanges through January 1, 2000, in order to maintain those business relationships and to obtain updated information for its own on-going contingency planning.


     The cost of carrying out the Corporation's compliance plan is currently budgeted at approximately $12 million. About 43% of this cost had been incurred as of September 30, 1998 with another 21% to be incurred in the fourth quarter of 1998. Most of the remainder will be spent in the first half of 1999 with a small portion thereafter.

     At this time, USG expects to be internally compliant with respect to Year 2000 issues by the middle of 1999. It is too soon to know whether it might experience significant disruptions due to Year 2000 problems that affect the operating environment in which it conducts business such as disruptions to transportation, communications and electric power or other energy systems or due to other similar causes. However, the inability of the Corporation or its critical suppliers and customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Corporation.

     In view of the uncertainties that the Corporation faces with respect to Year 2000 issues, it has begun to formulate contingency plans to provide for continuation of its operations in spite of possible Year 2000 disruptions. It expects to complete an initial version of its contingency planning by mid-year 1999, but its plans will be continually evaluated and modified as required by developments and circumstances which may emerge between now and January 1, 2000.



     EURO CURRENCY ISSUE

     Effective January 1, 1999, 11 of the 15 countries that are members of the European Union are scheduled to introduce a new, single currency unit, the euro. Prior to full implementation of the new currency for the participating countries on January 1, 2002, there will be a three-year transition period during which parties may use either the existing currencies or the euro. However, during the transition period, all exchanges between currencies of the participating countries are required to be first converted through the euro.

     USG has conducted a comprehensive analysis to address the euro currency issue. USG's efforts are focused on two phases: the first phase addresses USG's European operations during the transition period, while the second phase covers the full conversion of these operations to the euro. The Corporation expects to be ready for the transition period by January 1, 1999, and for the full conversion by January 1, 2001, one year ahead of the mandatory conversion date. USG is also preparing to deal with its critical suppliers and customers during the transition period and will communicate with them as appropriate. The Corporation does not expect the introduction of the euro currency to have a material impact on its earnings or consolidated financial position.


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



     FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity, such as new housing construction, interest rates, and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; risk of disruption due to year 2000 issues such as those described above; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties; and the outcome of contested litigation. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors of
     USG Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1998, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



     /s/  ARTHUR ANDERSEN LLP
     ----------------------------
     ARTHUR ANDERSEN LLP

     Chicago, Illinois
     October 19, 1998

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

     U.S. Gypsum is a defendant in 15 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Fourteen additional property damage claims have been threatened against U.S. Gypsum. During the years 1995-1997, 6 new Property Damage Cases were filed against U.S. Gypsum while 32 were closed; the Company spent an average of $25 million per year on the defense and settlement of Property Damage Cases, but received a total of $148 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

     U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

     U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 89,000 claimants, as well as an additional 43,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 64,000 new claims in the first nine months of 1998, compared to 23,500 claims in 1997, 28,000 claims in 1996 and 14,000 in 1995. Filings of Personal Injury Cases have increased substantially as a result of rulings by a Federal appellate court and the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. U.S. Gypsum's average cost to resolve Personal Injury Cases during the years 1995-1997 was approximately $1,600 per claim. Over that period, U.S. Gypsum expended an average of $30 million per year on Personal Injury Cases, of which an average of $26 million was paid by insurance.

     U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Virtually all of U.S. Gypsum's personal injury liability and defense costs are paid by its insurance carriers, including those insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"), obligating them to provide coverage for the defense and indemnity costs incurred by U.S. Gypsum in Personal Injury Cases. Punitive damages have never been awarded against U.S. Gypsum in a Personal Injury Case; whether such an award would be covered by insurance under the Wellington Agreement would depend on state law and the terms of the individual policies.

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

     Pending Cases: Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases were pending on June 30, 1998, can be resolved for an amount totaling between $265 million and $340 million, including defense costs. These amounts are expected to be expended over the next five years. The estimated cost of resolving pending cases has increased since December 31, 1997, reflecting the increased number of pending Personal Injury Cases resulting from the rejection of the Georgine settlement referred to above. Significant insurance funding is available for these costs, as detailed below.

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

     U.S. Gypsum had an additional reserve of $105 million as of June 30, 1998, that was available for future asbestos liabilities and asbestos- related expenses. The Company continues to accrue $18 million per year for asbestos costs and will periodically compare its estimates of liability to then-existing reserves and available insurance assets and adjust its reserves as appropriate. It is possible that U.S. Gypsum will determine in the future that additional charges to results of operations are necessary, although whether additional charges will be required and, if so, the timing and amount of such charges, cannot presently be predicted.

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

     (a)(15) Letter of Arthur Andersen LLP regarding unaudited financial information.

        (27)      Financial Data Schedule (electronic filing only).

     (b) There were no reports on Form 8-K filed during the third quarter of 1998.

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




     November 5, 1998