Form 10-K405
period 1998-12-31
USG CORP
filed 1999-03-01
CIK 757011

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K
                                -----------------

(Mark One)

   X
------- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (FEE REQUIRED)
                            For fiscal year ended  December 31, 1998

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from            to           .
                                          ----------    ----------

                          Commission File Number 1-8864
                                 USG CORPORATION
             (Exact name of Registrant as Specified in its Charter)

               Delaware                                          36-3329400
   (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

 125 S. Franklin Street, Chicago, Illinois                  60606-4678
  (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (312) 606-4000


                            -------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
       Title of Each Class                                Which Registered
       -------------------                                ----------------

                                                        New York Stock Exchange
   Common Stock, $0.10 par value                        Chicago Stock Exchange
   -------------------------------                      -----------------------

                                                        New York Stock Exchange
   Preferred Share Purchase Rights                      Chicago Stock Exchange
   -------------------------------                      -----------------------


   8.5% Senior Notes, Due 2005                          New York Stock Exchange
   ---------------------------                          -----------------------



           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------



                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          -----    -----

As of January 31, 1999, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange closing prices) was approximately $ 2,777,084,000. As of January 31, 1999, 49,570,627,
shares of common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Corporation's 1998 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 12, 1999, is incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.

                                TABLE OF CONTENTS

PART I                                                                                                         Page
Item   1.     Business........................................................................................    3
Item   2.     Properties......................................................................................    8
Item   3.     Legal Proceedings...............................................................................    9
Item   4.     Submission of Matters to a Vote of Security Holders.............................................    9

PART II
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters........................   10
Item   6.     Selected Financial Data.........................................................................   10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition...........   10
Item   8.     Financial Statements and Supplementary Data.....................................................   10
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............   10

PART III
Item  10.     Directors and Executive Officers of the Registrant..............................................   11
Item  11.     Executive Compensation..........................................................................   13
Item  12.     Security Ownership of Certain Beneficial Owners and Management..................................   13
Item  13.     Certain Relationships and Related Transactions..................................................   13

PART IV
Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................   13

Signatures....................................................................................................   20

                                     PART I


Item 1.  BUSINESS

General

United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (together with its subsidiaries, called "USG" or the "Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation, and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

Through its subsidiaries, USG is a leading manufacturer and distributor of building materials producing a wide range of products for use in new residential, new nonresidential and repair and remodel construction, as well as products used in certain industrial processes.

Following the completion of a financial restructuring in 1993, USG was engaged in a financial strategy of reducing debt and growing its gypsum, ceilings and distribution businesses through a balanced application of free cash flow between debt reduction and capital expenditures. This strategy had the dual objective of reaching a target debt level of $650 million and achieving investment grade status with respect to its senior public debt issues within five years. These objectives were achieved when USG reached its target debt level in October 1997, Standard & Poor's raised its rating of USG's debt to BBB in December 1997, and Moody's raised its rating of USG's debt to Baa3 in March 1998.

USG is currently focused on building long-term stockholder value through a plan designed to provide immediate returns to investors through dividends and share repurchases and future returns from earnings growth. In 1998, USG paid its first quarterly cash dividend in 10 years. USG also initiated a share repurchase plan that contemplates buying back up to 5 million shares, which is about 10% of its current shares outstanding, over the next several years. USG's plan for earnings growth includes introducing new products and product platforms, improving service, strengthening its brands, adding capacity to serve growing customers and markets, renovating manufacturing capacity to make USG the undisputed low-cost producer, and expanding distribution. These initiatives are supported by the financial flexibility of an investment grade capital structure.

USG's operations are organized into two operating segments: North American Gypsum and Worldwide Ceilings.


North American Gypsum

Business

North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum and L&W Supply Corporation ("L&W Supply") in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and Yeso Panamericano S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for nearly one-third of total domestic gypsum wallboard sales in 1998. L&W Supply is the country's largest distributor of wallboard and related products and in 1998 distributed approximately 10% of all gypsum wallboard in the United States (including approximately 27% of U.S. Gypsum's wallboard production). CGC is the largest producer of gypsum wallboard in eastern Canada.

Products

North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage-resistant assemblies for both interior and exterior construction. In 1998, USG launched a new product platform: FIBEROCK brand gypsum fiber panels. This product line currently includes abuse- resistant wall panels and floor underlayment. The Corporation produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

Manufacturing

North American Gypsum's products are manufactured at 45 plants located throughout the United States and Canada and in central Mexico. As a major part of USG's earnings growth strategy, U.S. Gypsum is replacing high-cost wallboard capacity with new, low-cost plants. These projects also will add a net 2 billion square feet of capacity to serve growing markets and customers in five regions of the United States. In the Southeast, U.S. Gypsum is building a new wallboard and joint compound plant in Bridgeport, Ala., that is scheduled for startup in the second quarter of 1999. In the Midwest, the company is building a new wallboard production line at its East Chicago, Ind., plant, that is scheduled for startup in the fourth quarter of 1999. In the Northeast, U.S. Gypsum broke ground in 1998 on a new wallboard plant in Aliquippa, Pa., which is scheduled for startup in 2000. In September 1998, the company announced two projects, one in the Northwest, a new wallboard plant in Ranier, Ore., and one in the Southwest, a modernization of its Plaster City, Calif., plant. The latter two facilities are expected to be fully operational in 2001. Construction also continues on a facility to manufacture FIBEROCK brand gypsum fiber panels at the Gypsum, Ohio, wallboard plant. This new production line is scheduled for startup in the third quarter of 1999 and will complement the gypsum fiber panel plant in Port Hawkesbury, Nova Scotia, which was acquired in 1997.

Gypsum rock is mined or quarried at 13 company-owned locations in the United States and Canada. In 1998, these facilities provided approximately 88% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from various outside sources. Outside purchases accounted for 12% of the gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 194 million tons, of which approximately 66% are located in the United States and 34% in Canada. Additional reserves of approximately 153 million tons are found on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 10.1 million tons.

The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of USG's wallboard production processes.

The Corporation does research and development at the USG Research and Technology Center in Libertyville, Ill. The staff at this center provides specialized technical services to the operating units and does product and process research and development. The center is especially well-equipped for carrying out fire, acoustical, structural and environmental evaluations of products and building assemblies. The center also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to the pilot plant level before being transferred to a full-size plant.

Marketing and Distribution

Distribution is carried out through L&W Supply, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal to the extent that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1998, about 45% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 38% of volume demand was generated by residential and nonresidential repair and remodel activity, 10% of volume demand was generated by new nonresidential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

L&W Supply, which was organized in 1971 by U.S. Gypsum, currently has 187 distribution locations in 36 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 50% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 86% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

Competition

The Corporation competes in North America as the largest of 13 producers of gypsum wallboard products and in 1998 accounted for nearly one-third of total gypsum wallboard sales in the United States. In 1998, U.S. Gypsum shipped 8.8 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated at
28.2 billion square feet, also a record. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, James Hardie Gypsum, The Celotex Corporation, Temple- Inland Forest Products Corporation, American Gypsum and several smaller, regional competitors. Major competitors in Canada include BPB Westroc and Georgia-Pacific Corporation. In Mexico, the Corporation's major competitor is Panel Rey.

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


Worldwide Ceilings


Business

Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., ("USG Interiors"), the international interior systems business managed as USG International and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. In 1998, Worldwide Ceilings was estimated to be the largest producer of ceiling grid and the second largest producer of ceiling tile in the world.

Products

Worldwide Ceilings manufactures and markets ceiling grid, ceiling tile, relocatable wall systems and, in Europe and the Asia-Pacific region, access floor systems. USG's integrated line of ceilings products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE and ACOUSTONE brands of ceiling tile and the DX, FINELINE, CENTRICITEE, CURVATURA and DONN brands of ceiling grid.

Manufacturing

Worldwide  Ceilings'  products are  manufactured  at 20 plants  located in North
America, Europe and Asia-Pacific. These include 10 ceiling grid plants, 5 ceiling tile plants, 2 plants that produce other interior products and 3 plants that produce or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected. In 1998, the replacement of two old production lines with one modern, high-speed line at USG Interiors' ceiling tile plant in Cloquet, Minn. was completed. This project will reduce manufacturing costs and add capacity to meet increasing worldwide demand.

USG Interiors' primary research and development are carried out at the Corporation's research and development center in Libertyville, Ill., and at its "Solutions Center"SM in Chicago, Ill. An additional metal forming research and development facility in Avon, Ohio, provides product design, engineering and testing services in addition to manufacturing development.

Marketing and Distribution

Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply, and home improvement centers.



Competition

The Corporation estimates that it is the second-largest producer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc. (the largest manufacturer), OWA Faserplattenwerk GmbH (Odenwald) and The Celotex Corporation. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation.


Other Information


The Corporation's plants are substantial users of energy. Five major fuel types are used in a mix consisting of 79% natural gas, 10% electricity, 7% oil, 2% coke and 2% purchased hot air. With few exceptions, plants that use natural gas are equipped with fuel standby systems, principally oil. Primary fuel supplies have been adequate, and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

Neither operating segment has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 10% of the Corporation's 1998 or 1997 consolidated net sales. Because orders are filled upon receipt, neither operating segment has any significant backlog.

Loss of one or more of the patents or licenses held by the Corporation would not have a major impact on the Corporation's business or its ability to continue operations. No material part of any of the Corporation's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

All of the Corporation's products regularly require improvement to remain competitive. The Corporation also develops and produces comprehensive systems employing several of its products. In order to maintain its high standards and remain a leader in the building materials industry, the Corporation performs ongoing extensive research and development activities and makes the necessary capital expenditures to maintain production facilities in good operating condition.

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Information pertaining to legal proceedings is included in "Notes to Financial Statements
Note 15. Litigation" of the Corporation's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Financial information pertaining to operating segments, foreign and domestic operations and export sales is included in "Notes to Financial Statements - Note
14. Segments" of the Corporation's 1998 Annual Report to stockholders and is incorporated herein by reference.

Item 2.  PROPERTIES


The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and Asia-Pacific. Many of these facilities are operating at or near full capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

North American Gypsum

Gypsum Wallboard and Other Gypsum Products
Baltimore, Md.                      Jacksonville, Fla.                 Southard, Okla.
Boston (Charlestown), Mass.         New Orleans, La.                   Sperry, Iowa
Detroit (River Rouge), Mich.        Norfolk, Va.                       Stony Point, N.Y.
East Chicago, Ind.                  Oakfield, N.Y.                     Sweetwater, Texas
Empire, Nev.                        Plaster City, Calif.               Hagersville, Ontario, Canada
Fort Dodge, Iowa                    Plasterco (Saltville), Va.         Montreal, Quebec, Canada
Fremont, Calif.                     Santa Fe Springs, Calif.           St. Jerome, Quebec, Canada (currently idle)
Galena Park, Texas                  Shoals, Ind.                       Puebla, Puebla, Mexico
Gypsum, Ohio                        Sigurd, Utah

Joint Compound (surface preparation and joint treatment products)
Chamblee, Ga.                       Jacksonville, Fla.                 Montreal, Quebec, Canada
Dallas, Texas                       Port Reading, N.J.                 Calgary, Alberta, Canada
East Chicago, Ind.                  Sigurd, Utah                       Puebla, Puebla, Mexico
Fort Dodge, Iowa                    Tacoma, Wash. (leased)             Port Klang, Malaysia (leased)
Galena Park, Texas                  Torrance, Calif.
Gypsum, Ohio                        Hagersville, Ontario, Canada

Gypsum Rock (mines and quarries)
Alabaster (Tawas City), Mich.       Shoals, Ind.                       Hagersville, Ontario, Canada
Empire, Nev.                        Sigurd, Utah                       Little Narrows, Nova Scotia, Canada
Fort Dodge, Iowa                    Southard, Okla.                    Windsor, Nova Scotia, Canada
Plaster City, Calif.                Sperry, Iowa
Plasterco (Saltville), Va.          Sweetwater, Texas

Synthetic gypsum is processed at Belledune, New Brunswick, Canada. Mining operations at Oakfield, N.Y., were shut down on July 3, 1998.

Paper for Gypsum Wallboard
Clark, N.J.                         Jacksonville, Fla.                  South Gate, Calif.
Galena Park, Texas                  North Kansas City, Mo.
Gypsum, Ohio                        Oakfield, N.Y.

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

Ocean Vessels

Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.

Worldwide Ceilings

Ceiling Tile
Cloquet, Minn.                      Walworth, Wis.                     Aubange, Belgium
Greenville, Miss.                   San Juan Ixhuatepec, Mexico

Ceiling Grid

Cartersville, Ga.                   Dreux, France                      Viersen, Germany
Stockton, Calif.                    Oakville, Ontario, Canada          Taipei, Taiwan (leased)
Westlake, Ohio                      Peterlee, England (leased)
Auckland, New Zealand (leased)      Port Klang, Malaysia (leased)

A coil coater and slitter plant used in the production of ceiling grid also is located in Westlake, Ohio and a slitter plant is located in Stockton, Calif. (leased).

Other Products

Access floor systems products are manufactured at Peterlee, England (leased), and Port Klang, Malaysia (leased). Mineral fiber products are manufactured at Red Wing, Minn. and Walworth, Wis. Wall system products are manufactured at Medina, Ohio (leased). Drywall metal products are manufactured at Prestice, Czech Republic (leased).

Item 3.  LEGAL PROCEEDINGS


Information pertaining to legal proceedings is included in "Notes to Financial Statements - Note 15. Litigation" of the Corporation's 1998 Annual Report to Stockholders and is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None during the fourth quarter of 1998.



                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices and number of stockholders of record is included in "Selected Quarterly Financial Data" of the Corporation's 1998 Annual Report to Stockholders and is incorporated herein by reference.

On September 18, 1998, USG declared a cash dividend of $0.10 per common share that was paid on December 16, 1998, to stockholders of record as of November 27, 1998. This was USG's first quarterly cash dividend since the third quarter of 1988.

On November 22, 1996, the Corporation entered into a retention agreement with an employee, formerly the principal stockholder of a corporation certain of whose assets were purchased by the Corporation, whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000, in five separate annual installments each having a value equal to $50,000, in reliance on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The second annual grant in the amount of 1,062 shares was made on November 24, 1997. The third annual grant in the amount of 1,021 shares was made on November 23, 1998. The unregistered common stock is restricted from transfer, resale or other disposition until November 22, 2001.


Item 6.  SELECTED FINANCIAL DATA


Selected financial data are included in "Comparative Five-Year Summary" of the Corporation's 1998 Annual Report to Stockholders and is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


"Management's  Discussion  and Analysis of Results of  Operations  and Financial
Condition"  of  the   Corporation's   1998  Annual  Report  to  Stockholders  is
incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial statements and supplementary data included in "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Comprehensive Income," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1998 Annual Report to Stockholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information  regarding  directors  is included in the  Corporation's  definitive
Proxy Statement, which is incorporated herein by reference.

Executive Officers of the Registrant (as of February 10, 1999)



             Name, Age                    Prior Business Experience in Past Five Years             Has Held
        and Present Position                                                                        Present
                                                                                                Position Since
-------------------------------------------------------------------------------------------- ---------------------

William C. Foote, 47                President and Chief Operating Officer from January 1994 to     June 1997
Chairman and Chief Executive        January 1996; President and Chief Executive Officer to April
Officer                             1996; Chairman, President and Chief Executive Officer from
                                    April 1996 to June 1997.

P. Jack O'Bryan, 63                 Senior Vice President and Chief Technology Officer, USG        February 1999
President and Chief Operating       Corporation to August 1994; Senior Vice President -
Officer; President and Chief        Worldwide Manufacturing and Technology to October 1995;
Executive Officer, L&W Supply       Executive Vice President - Worldwide Ceilings to September
Corporation.                        1996; Executive Vice President - Operations to June 1997;
                                    President  and  Chief   Executive   Officer,
                                    United  States  Gypsum  Company from October
                                    1996 to February  1999;  President and Chief
                                    Executive Officer, USG Interiors,  Inc. from
                                    October 1995 to February 1999; President and
                                    Chief Operating Officer since June 1997.

Richard H. Fleming, 51              Vice President and Chief Financial Officer to January 1995;     February 1999
Executive Vice President and Chief  Senior Vice President and Chief Financial Officer to February
Financial Officer                   1999.

Raymond T. Belz, 58                 Vice President and Controller, USG Corporation from January     February 1999
Senior Vice President and           1994 to February 1999; Vice President Financial Services,
Controller; Executive Vice          United States Gypsum Company from January 1994 to January
President, Financial Operations,    1995; Vice President and Chief Financial Officer, North
North American Gypsum               American Gypsum from January 1995 to September 1996; Vice
and Worldwide Ceilings              President Financial Operations, North American Gypsum and
                                    Worldwide  Ceilings from  September  1996 to February 1999.

Arthur G. Leisten, 57               Same Position                                                    February 1994
Senior Vice President and General
Counsel

Harold E. Pendexter, Jr., 64        Same position.                                                   January 1991
Senior Vice President and Chief
Administrative Officer

Edward M. Bosowski, 44              Vice President Market Development and Planning, United States    February 1999
Vice President; President and       Gypsum Company to February 1995; Vice President and Chief
Chief Excutive Officer, United      Financial Officer, Worldwide Ceilings and Vice President, USG
States Gypsum Company               Interiors, Inc. to September 1996; Executive Vice President-
                                    Marketing, United States Gypsum Company to February 1999.



             Name, Age                    Prior Business Experience in Past Five Years             Has Held
        and Present Position                                                                        Present
                                                                                                Position Since
-------------------------------------------------------------------------------------------- ---------------------
Brian W. Burrows, 59                Same position.                                               March 1987
Vice President, Research and
Technology

Brian J. Cook, 41                   Director, Employee Relations, Training and Corporate         December 1998
Vice President, Human Resources     Employee Counsel to April 1996; Director, Human Resources
                                    Planning and Development and Corporate Employee Counsel
                                    to December 1997; Director, Human Resources - Operations
                                    to December 1998.

Stanley L. Ferguson, 46             Associate General Counsel to February 1999.                  February 1999
Vice President and Associate
General Counsel

Jean K. Holley, 39                  Manager, Computer Services, WMX Environmental                 August 1998
Vice President and Chief            Monitoring Laboratories (a subsidiary of Waste Management
Information Officer                 Corporation) to March 1994; Director, Information
                                    Technology,   WMX  Environmental  Monitoring
                                    Laboratories   to  March   1996;   Director,
                                    Information    Systems,    Rust   Industrial
                                    Services (a subsidiary  of Waste  Management
                                    Corporation)   to  December   1996;   Senior
                                    Director,   Information  Technology,   Waste
                                    Management Corporation to August 1998.

Marci N. Kaminsky, 40               Director, Public Relations, The Nutrasweet Company to March   October 1998
Vice President, Communications      1995; Vice President, U.S. Communications, Bank of
                                    Montreal/Harris Bank to January 1997; Senior
                                    Vice  President,  Public  Affairs,  Bank  of
                                    Montreal/Harris Bank to October 1998.

D. Rick Lowes, 44                   Vice President and Chief Financial Officer, CGC Inc. to       January 1999
Vice President and Treasurer        January 1999.

Peter K. Maitland, 57               Director, Employee Benefits and Office Facilities to June     February 1999
Vice President, Compensation,       1997; Director, Employee Benefits and Office Management to
Benefits and Administration         February 1999.

John E. Malone, 55                  Vice President - Finance, USG International from March        January 1999
Vice President                      1993 to February 1995; Vice President and Treasurer from
                                    January 1994 to January 1999.

John H. Meister,  41                Director, Marketing East, United States Gypsum Company        February 1999
Vice President; President and       July 1994; Vice President Marketing - East, United States
Chief Executive Officer, USG        Gypsum Company to November 1995; Executive Vice President
Interiors, Inc.                     and Chief Operating Officer, L&W Supply Corporation to
                                    May  1996;  President  and  Chief  Executive
                                    Officer,  L&W Supply Corporation to February
                                    1999.

Daniel J. Nootens, 60               Vice President Manufacturing, United States Gypsum Company     June 1997
Vice President; Executive Vice      from November 1990 to July 1994; Executive Vice President
President, Strategic Manufacturing  & Chief Operating Officer, United Sates Gypsum Company from
& Capital Investments, North        July 1994 to September 1996; Executive Vice President-
American Gypsum and Worldwide       Operations, North American Gypsum from September 1996 to
Ceilings                            June 1997.

Robert B. Sirgant, 58               Vice President, National Accounts and Marketing - East,        January 1995
Vice President, Corporate Accounts  United States Gypsum Company to July 1994; Vice President,
                                    National Accounts, United States Gypsum Company to January
                                    1995.

Dean Goossen, 51                    Same position.                                                 February 1994
Corporate Secretary


Item 11.  EXECUTIVE COMPENSATION

Information required by Item 11 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this 10-K Report:


     1.  The consolidated  financial  statements,  notes to financial statements
         and  report  of  independent   public   accountants   included  in  the
         Corporation's  1998 Annual Report to Stockholders  and listed below are incorporated herein by reference:

         Consolidated  Statement  of Earnings - Years ended  December  31, 1998,
         1997 and 1996.

         Consolidated Balance Sheet - As of December 31, 1998 and 1997.

         Consolidated  Statement of Cash Flows - Years ended  December 31, 1998,
         1997 and 1996.

         Consolidated  Statement of Stockholders'  Equity - Years ended December
         31, 1998, 1997 and 1996.

         Consolidated  Statement of Comprehensive  Income - Years ended December
         31, 1998, 1997 and 1996.

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

     3.  Exhibits (Reg. S-K, Item 601):

   Exhibit
    No.                                                                                      Page

           3 Articles of incorporation and by-laws:

                (a)     Restated Certificate of Incorporation of USG Corporation
                        (incorporated   by  reference  to  Exhibit  3.1  of  USG
                        Corporation's Form 8-K, dated May 7, 1993).
                (b)     Certificate  of  Designation  of  Junior   Participating
                        Preferred   Stock,   series   D,   of  USG   Corporation
                        (incorporated  by reference to Exhibit A of Exhibit 4 to
                        USG Corporation's Form 8-K dated March 27, 1998).
                (c)     Amended and Restated By-Laws of USG  Corporation,  dated
                        as of March  27,  1998  (incorporated  by  reference  to
                        Exhibit 3(ii) of USG Corporation's  Form 10-Q, dated May
                        1, 1998).

           4 Instruments defining the rights of security holders, including indentures:

                (a)     Indenture  dated  as of  October  1,  1986  between  USG
                        Corporation  and Harris Trust and Savings Bank,  Trustee
                        (incorporated  by  reference  to  Exhibit  4(a)  of  USG
                        Corporation's Registration Statement No. 33-9294 on Form
                        S-3, dated October 7, 1986).
                (b)     Rights  Agreement  dated  March 27,  1998,  between  USG
                        Corporation and Harris Trust and Savings Bank, as Rights
                        Agent  (incorporated  by  reference  to Exhibit 4 of USG
                        Corporation's Form 8-K, dated March 27, 1998).
                (c)     Form  of  Common  Stock  certificate   (incorporated  by
                        reference to Exhibit 4.4 to USG Corporation's  Form 8-K,
                        dated May 7, 1993).

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

          10 Material contracts:

                (a)     Management   Performance   Plan   of   USG   Corporation
                        (incorporated by reference to Annex C of Amendment No. 8
                        to USG Corporation's Registration Statement No. 33-40136
                        on Form S-4, dated February 3, 1993).
                (b)     First   Amendment  to   Management   Performance   Plan,
                        effective  November 15, 1993, and dated February 1, 1994
                        (incorporated   by  reference   to  Exhibit   10(aq)  of
                        Amendment  No.  1  of  USG  Corporation's   Registration
                        Statement No. 33-51845 on Form S- 1).
                (c)     Amendment   and    Restatement   of   USG    Corporation
                        Supplemental  Retirement  Plan,  effective as of July 1,
                        1997,  and  dated  August  25,  1997   (incorporated  by
                        reference to Exhibit 10(c) of USG  Corporation's  Annual
                        Report on Form 10-K, dated February 20, 1998).
                (d)     First Amendment to Supplemental Retirement Plan, effect-                    21
                        ive July 1, 1997.
                (e)     Termination  Compensation  Agreements  (incorporated  by
                        reference  to Exhibit  10(h) of USG  Corporation's  1991
                        Annual Report on Form 10-K, dated March 5, 1992).
                (f)     Amendment   of   Termination   Compensation   Agreements
                        (incorporated by reference to Exhibit 10(j) of Amendment
                        No. 1 to USG  Corporation's  Registration  Statement No.
                        33-61152 on Form S-1).
                (g)     Indemnification Agreements (incorporated by reference to
                        Exhibit  10(g) of Amendment  No. 1 to USG  Corporation's
                        Registration No. 33-51845 on Form S-1).
                (h)     Form  of  Employment   Agreement   dated  May  12,  1993
                        (incorporated by reference to Exhibit 10(h) of Amendment
                        No. 1 to USG  Corporation's  Registration  Statement No.
                        33-61152 on Form S-1).
                (i)     Credit  Agreement  dated as of July 27, 1995,  among USG
                        Corporation  and the Banks listed on the signature  page
                        thereto  and Chase  Manhattan  Bank  (formerly  Chemical
                        Bank) as Agent  (incorporated  by  reference  to Exhibit
                        99(a)  of   Amendment   No.   3  to  USG   Corporation's
                        Registration Statement No. 33-60563 on Form S-3, dated
                        July 28, 1995).
                (j)     Amendment  No. 1, dated as of February  1, 1996,  to the
                        Credit  Agreement  (incorporated by reference to Exhibit
                        10(l) of USG  Corporation's  1995 Annual  Report on Form
                        10-K, dated February 29, 1996).
                (k)     Amendment No. 2, dated as of May 14, 1997, to the Credit
                        Agreement (incorporated by reference to Exhibit 10(l) of
                        USG  Corporation's  Annual  Report on Form  10-K,  dated
                        February 20, 1998).
                (l)     1995   Long-Term   Equity   Plan   of  USG   Corporation
                        (incorporated   by   reference   to   Annex   A  to  USG
                        Corporation's Proxy Statement and Proxy, dated March 31,
                        1995).
                (m)     1998 Annual Management Incentive Program - USG                              24
                        Corporation.
                (n)     Omnibus  Management   Incentive  Plan  (incorporated  by
                        reference  to  Annex  A  to  USG   Corporation's   Proxy
                        Statement and Proxy, dated March 28, 1997).
                (o)     First  Amendment to Omnibus  Management  Incentive Plan,
                        dated as of November 11, 1997 (incorporated by reference
                        to Exhibit 10(p) of USG  Corporation's  Annual Report on
                        Form 10-K, dated February 20, 1998).
                (p)     Amended and Restated Stock Compensation Program for Non-
                        Employee  Directors  of USG  Corporation,  dated July 1,
                        1997  (incorporated by reference to Exhibit 10(q) of USG
                        Corporation's Annual Report on Form 10-K, dated February
                        20, 1998).


13           Portions of USG Corporation's 1998 Annual Report to Stockholders.                      32
             (Such report is not deemed to be filed with the Commission as part of this
             Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.)
21           Subsidiaries                                                                           63
23           Consents of Experts and Counsel                                                        64
24           Power of Attorney                                                                      65
27           Financial Data Schedule                                                                66



(b)          Reports on Form 8-K:

             No reports on Form 8-K were filed during the fourth quarter of 1998.

                                              Index to exhibits filed
                                        with the Annual Report on Form 10-K
                                       for the year ended December 31, 1998




Exhibit                                                                                            Page

10(d)    First Amendment of USG Corporation Supplemental Retirement Plan                              21

10(m)    1999 Annual Management Incentive Program - USG Corporation                                   24

13       Portions of USG Corporation's 1998 Annual Report to Stockholders                             32

21       Subsidiaries.........................................................................        63

23       Consent of Experts and Counsel........................................................       64

24       Power of Attorney......................................................................      65

27       Financial Data Schedule................................................................      66

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


                                                  USG CORPORATION
                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in millions)


                                                                          Provision       Receivables
                                                                          Charged to      Written Off
                                                            Beginning     Costs and      and Discounts     Ending
                                                             Balance       Expenses         Allowed        Balance
                                                             -------       --------         -------        -------

Year ended December 31, 1998:

     Doubtful accounts.................................   $     14       $      4       $     (4)       $    14
     Cash discounts....................................          3             59            (58)             4


Year ended December 31, 1997:

     Doubtful accounts.................................         14              5             (5)            14
     Cash discounts....................................          3             52            (52)             3


Year ended December 31, 1996:

     Doubtful accounts.................................         11              7             (4)            14
     Cash discounts....................................          3             46            (46)             3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  WITH RESPECT TO FINANCIAL STATEMENT SCHEDULE



     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in USG Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule on page 18 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                              /s/ Arthur Andersen LLP
                                              ----------------------
                                              ARTHUR ANDERSEN LLP


Chicago, Illinois
February 26, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              USG CORPORATION
February 26, 1999


                                              By: /s/ Richard H. Fleming
                                              --------------------------
                                              Richard H. Fleming
                                              Executive Vice President and
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William C. Foote                              February 26, 1999
----------------------
WILLIAM C. FOOTE
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                            February 26, 1999
----------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                               February 26, 1999
----------------------
RAYMOND T. BELZ
Senior Vice President and Controller
(Principal Accounting Officer)


                                              )    By:/s/ Richard H. Fleming
ROBERT L. BARNETT, KEITH A. BROWN,            )    -------------------------
W.H. CLARK, JAMES C. COTTING,                 )    Richard H. Fleming
LAWRENCE M. CRUTCHER, W. DOUGLAS              )    Attorney-in-fact
FORD, DAVID W. FOX, PHILIP C. JACKSON, JR.,   )    Pursuant to Power of Attorney
VALERIE B. JARRETT, MARVIN E. LESSER,         )    (Exhibit 24 hereto)
P. JACK O'BRYAN, JOHN B. SCHEWEMM,            )    February 26, 1999
JUDITH A. SPRIESER,                           )
Directors                                     )