Form 10-Q
period 1999-03-31
USG CORP
filed 1999-05-05
CIK 757011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
                                                           ----------------
                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------     -----------

                          Commission File Number 1-8864


                                 USG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    36-3329400
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

125 South Franklin Street, Chicago, Illinois          60606-4678
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code      (312) 606-4000
                                                  -------------------------

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

As of March 31, 1999, 49,778,883 shares of USG common stock were outstanding.

                                    Table of Contents
                                                                                        Page
                                                                                      --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months Ended March 31, 1999 and 1998                             3

         Consolidated Balance Sheet:
                  As of March 31, 1999 and December 31, 1998                             4

         Consolidated Statement of Cash Flows:
                  Three Months Ended March 31, 1999 and 1998                             5

         Notes to Consolidated Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                        10

Report of Independent Public Accountants                                                21


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                               22

Item 6. Exhibits and Reports on Form 8-K                                                26


SIGNATURES                                                                              27


PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


                                                      USG CORPORATION
                                            CONSOLIDATED STATEMENT OF EARNINGS
                                        (dollars in millions except per share data)
                                                        (Unaudited)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                      ----------------------
                                                                                         1999         1998
                                                                                      ---------     --------
Net sales                                                                             $  823        $  735

Cost of products sold                                                                    592           539
                                                                                      ---------     --------
Gross profit                                                                             231           196

Selling and administrative expenses                                                       77            72
                                                                                      ---------     --------
Operating profit                                                                         154           124

Interest expense                                                                          13            13

Interest income                                                                           (1)           (1)

Other expense, net                                                                         1             2
                                                                                      ---------     --------
Earnings before income taxes                                                             141           110

Income taxes                                                                              55            43
                                                                                      ---------     --------
Net earnings                                                                              86            67
                                                                                      =========     =========

Basic earnings per common share                                                         1.73          1.42

Diluted earnings per common share                                                       1.71          1.35

Dividends paid per common share                                                         0.10             -

Average number of common shares                                                   49,691,088    47,125,604
Average diluted number of common shares                                           50,351,176    49,717,163

See accompanying Notes to Consolidated Financial Statements.

                                                      USG CORPORATION
                                                CONSOLIDATED BALANCE SHEET
                                                   (dollars in millions)
                                                        (Unaudited)

                                                                                As of            As of
                                                                              March 31,       December 31,
                                                                                1999             1998
                                                                           ------------       ------------

Assets
Current Assets:
Cash and cash equivalents                                                    $   128            $   152
Receivables (net of reserves of $19 and $18)                                     406                349
Inventories                                                                      228                234
Current and deferred income taxes                                                 26                 62
                                                                           ------------       ------------
Total current assets                                                             788                797
Property, plant and equipment (net of reserves
    for depreciation and depletion of $316 and $298)                           1,284              1,214
Other assets                                                                     357                346
                                                                           ------------       ------------
Total Assets                                                                   2,429              2,357
                                                                           ============       ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                 177                157
Accrued expenses                                                                 204                237
Notes payable                                                                     10                 10
Current portion of long-term debt                                                 16                 25
                                                                           ------------       ------------
Total current liabilities                                                        407                429

Long-term debt                                                                   563                561
Deferred income taxes                                                            170                169
Other liabilities                                                                700                680

Stockholders' Equity:
Preferred stock                                                                    -                  -
Common stock                                                                       5                  5
Treasury stock                                                                   (10)               (10)
Capital received in excess of par value                                          311                317
Deferred currency translation                                                    (34)               (30)
Reinvested earnings                                                              317                236
                                                                           ------------        -----------
Total stockholders' equity                                                       589                518
                                                                           ------------        -----------
Total Liabilities and Stockholders' Equity                                     2,429              2,357
                                                                           ============        ===========


See accompanying Notes to Consolidated Financial Statements.

                                                      USG CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (dollars in millions)
                                                        (Unaudited)

                                                                                             Three Months
                                                                                             Ended March 31,
                                                                                    ------------------------------
                                                                                          1999            1998
                                                                                    -------------    -------------

Operating Activities:
Net earnings                                                                        $        86      $         67
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                                                 22                20
    Current and deferred income taxes                                                        37                32
(Increase) decrease in working capital:
    Receivables                                                                             (57)              (42)
    Inventories                                                                               6                (9)
    Payables                                                                                 20                17
    Accrued expenses                                                                        (33)              (34)
(Increase) decrease in other assets                                                         (16)                3
Increase (decrease) in other liabilities                                                     26                (3)
Other, net                                                                                   (6)               (3)
                                                                                    ------------      ------------
Net cash from operating activities                                                           85                48
                                                                                    ------------      ------------
Investing Activities:
Capital expenditures                                                                        (92)              (58)
Net proceeds from asset dispositions                                                          1                 1
                                                                                    ------------      ------------
Net cash to investing activities                                                            (91)              (57)
                                                                                    ------------      ------------
Financing Activities:
Issuance of debt                                                                             16                48
Repayment of debt                                                                           (33)              (67)
Short-term borrowings, net                                                                   10                12
Cash dividends paid                                                                          (5)                -
Issuances of common stock                                                                     6                10
Purchases of common stock                                                                   (12)                -
                                                                                    ------------      ------------
Net cash (to) from financing activities                                                     (18)                3
                                                                                    ------------      ------------

Net decrease in cash and cash equivalents                                                    (24)              (6)

Cash and cash equivalents at beginning of period                                             152               72
                                                                                    ------------      ------------
Cash and cash equivalents at end of period                                                   128               66
                                                                                    ============      ============
Supplemental Cash Flow Disclosures:
Interest paid                                                                                26                22
Income taxes paid                                                                            18                10



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 1999, and December 31, 1998, and results of operations and cash flows for the three months ended March 31, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1998 Annual Report on Form 10-K dated February 26, 1999.

(2) Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data):


         Three Months Ended                                     Net                 Shares              Per Share
         March 31,                                           Earnings                (000)                Amount
         --------------------------------------------------------------------------------------------------------

         1999
         Basic earnings                                     $      86               49,691              $   1.73
         Effect of Dilutive Securities:
         Options                                                                       660
         --------------------------------------------------------------------------------------------------------
         Diluted Earnings                                          86               50,351                  1.71
         ========================================================================================================
         1998
         Basic earnings                                            67               47,126                  1.42
         Effect of Dilutive Securities:
         Options                                                                       949
         Warrants                                                                    1,642
         --------------------------------------------------------------------------------------------------------
         Diluted Earnings                                          67               49,717                  1.35
         ========================================================================================================

(3) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $82 million and $64 million for the three months ended March 31, 1999 and 1998, respectively. There was no tax impact on the foreign currency translation adjustments.

(4) USG's operations are organized into two operating segments: North American Gypsum, which manufactures, markets and distributes gypsum wallboard and related products in the United States, Canada and Mexico, and Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide. Operating segment results for the first quarters of 1999 and
1998 were as follows (dollars in millions):

                                                              Net Sales                      Operating Profit
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            1999             1998              1999             1998
-----------------------------------------------------------------------------------------------------------------

North American Gypsum                                $   687           $   599          $   155          $   122
Worldwide Ceilings                                       157               160               13               14
Corporate                                                  -                 -              (14)             (12)
Eliminations                                             (21)              (24)               -                -
-----------------------------------------------------------------------------------------------------------------
Total                                                    823               735              154               124
=================================================================================================================

(5) The Corporation uses derivative instruments to manage well-defined interest rate, energy cost and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure (ii) whether or not overall uncertainty is being reduced and (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

Interest Rate Derivative Instruments:

The Corporation utilizes interest rate swap agreements to manage the impact of interest rate changes on its underlying floating-rate debt. These agreements are designated as hedges and qualify for hedge accounting. Amounts payable or receivable under these swap agreements are accrued as an increase or decrease to interest expense on a current basis. To the extent the underlying floating-rate debt is reduced, the Corporation terminates swap agreements accordingly so as not to be in an overhedged position. In such cases, the Corporation recognizes gains and/or losses in the period in which the agreement is terminated.

Energy Derivative Instruments:

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

Foreign Exchange Derivative Instruments:

The Corporation has operations in a number of countries and has intercompany transactions among them and, as a result, is exposed to changes in foreign currency exchange rates. The Corporation manages these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward contracts are used. Gains and/or losses on these foreign currency hedges are included in net earnings in the period in which the exchange rates change.


(6) As of March 31, 1999, common shares totaling 2,067,825 were reserved for future issuance in conjunction with existing stock option grants. In addition, 572,645 common shares were reserved for future grants.


(7) One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is a defendant in asbestos lawsuits alleging both property damage and personal injury. See Part II, Item 1. "Legal Proceedings" for information concerning the asbestos litigation.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part II, Item 1. "Legal Proceedings" for additional information on environmental litigation.

(8) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG Funding Corporation and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special-purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors that will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



CONSOLIDATED RESULTS


Net Sales

USG's net sales in the first quarter of 1999 were a record $823 million, up 12% from $735 million in the comparable 1998 period. This increase was attributable to strong demand and record selling prices for USG's SHEETROCK brand gypsum wallboard.


Gross Profit

Gross profit as a percent of net sales was 28.1% in the first quarter of 1999, up from 26.7% in the prior-year period. The 1999 margin primarily reflects the higher selling prices for SHEETROCK brand wallboard.


Selling and Administrative Expenses

Selling and administrative expenses in the first quarter of 1999 totaled $77 million, up 7% from $72 million in the first quarter of 1998. However, these expenses as a percent of net sales improved to 9.4% from 9.8% a year ago. The higher level of expense dollars in the 1999 period primarily reflects increases for marketing programs and compensation and benefits.


Interest Expense

Interest expense of $13 million was incurred in each of the 1999 and 1998 first quarters.


Income Taxes

Taxes on income amounted to $55 million and $43 million in the first quarters of 1999 and 1998, respectively.


Net Earnings

Net earnings in the first quarter of 1999 were $86 million, up 28% from $67 million in the prior-year period. Diluted earnings per share increased to $1.71 from $1.35 a year ago.

CORE BUSINESS RESULTS

(dollars in millions)                                          Net Sales                      Operating Profit
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                             1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
North American Gypsum:
U.S. Gypsum Company                                  $    460          $    411         $    134          $   107
L&W Supply Corporation                                    300               244               10                5
CGC Inc. (gypsum)                                          34                34                5                5
Other subsidiaries                                         22                20                6                5
Eliminations                                             (129)             (110)               -                -
-------------------------------------------------------------------------------------------------------------------

Total                                                     687               599              155              122
-------------------------------------------------------------------------------------------------------------------


Worldwide Ceilings:
USG Interiors, Inc.                                       108               107               12               11
USG International                                          52                57                -                2
CGC Inc. (ceilings)                                        10                10                1                1
Eliminations                                              (13)              (14)               -                -
-------------------------------------------------------------------------------------------------------------------

Total                                                     157               160               13               14
-------------------------------------------------------------------------------------------------------------------


Corporate                                                   -                 -              (14)             (12)
Eliminations                                              (21)              (24)               -                -
-------------------------------------------------------------------------------------------------------------------

Total USG Corporation                                     823               735              154              124
===================================================================================================================



North American Gypsum

Net sales in the first quarter of 1999 increased 15% to $687 million and operating profit increased 27% to $155 million as compared to the first quarter of 1998.

United States Gypsum Company: U.S.Gypsum's net sales in the first quarter of 1999 were the highest ever for a quarter as its plants continued to run at full capacity. Operating profit rose 25%. Shipments of SHEETROCK brand wallboard totaled 2.201 billion square feet, a record for any first quarter and a 3% increase from 2.137 billion square feet a year ago. Shipments of SHEETROCK brand joint compound and DUROCK brand cement board were at record levels for any quarter. Margins improved for U.S. Gypsum's SHEETROCK brand wallboard as realized selling prices averaged $141.33 per thousand square feet during the first quarter of 1999. This average price represented a new all-time high and a 13% increase over $125.31 for the prior-year period. Manufacturing costs for wallboard were down slightly from the first quarter of last year.

L&W Supply Corporation: Net sales for L&W Supply, the leading specialty building products distribution business in the United States, totaled $300 million in the first quarter of 1999, a record level for a quarter and a 23% increase versus 1998. Operating profit for L&W Supply doubled from a year ago. This performance reflects wallboard shipments that set a first quarter record, all-time high selling prices on wallboard and increased sales and gross profit for its complementary building materials. During the first quarter of 1999, L&W Supply added a net 5 locations bringing their total to 192.

CGC Inc.: Net sales and operating profit for the gypsum business of Canada-based CGC Inc. were unchanged from the first quarter of 1998. Higher SHEETROCK brand wallboard selling prices and increased wallboard shipments in Canada and exports to the United States were offset by a lower Canadian dollar.


Worldwide Ceilings

Net sales in the first quarter of 1999 declined 2% to $157 million versus the first quarter of 1998. Operating profit of $13 million was down $1 million.

Demand in North America was solid, while international ceilings demand was generally below 1998 levels. USG's domestic ceilings business, USG Interiors, had operating profit of $12 million, an increase of $1 million over the first quarter of 1998. The ceilings division of CGC Inc. contributed $1 million of operating profit, the same as last year's first quarter. USG International had breakeven performance in the first quarter versus $2 million of operating profit last year. This decline reflects continued soft business conditions in Eastern Europe and Asia.


MARKET CONDITIONS AND OUTLOOK

Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, the outlook for 1999 continues to be positive. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels.

Housing starts during the first three months of 1999 ran at exceptionally strong levels. The Corporation is currently forecasting 1999 U.S. housing starts to approximate 1.6 million units, down only slightly from the 1.617 million units experienced in 1998.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1998 sales of existing homes of 4.8 million units will support residential repair and remodeling in 1999. This, combined with strong nonresidential repair and remodeling, will continue to provide growth in this market segment.

Sales of USG products to the nonresidential construction market are expected to remain strong in 1999. Future demand for USG products from new nonresidential construction is gauged by floor space for which contracts are signed.
Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 5% in 1998, although segments that are most relevant to USG's business, such as offices, stores, hotels and motels, grew at a much higher rate.

Most of USG's sales outside of the United States come from Canada, Western Europe and Latin America. USG's exposure to the economic problems of Asia and Russia is small.


LIQUIDITY AND CAPITAL RESOURCES

Financial Strategy

USG is executing a strategy to create future earnings growth through investment in its businesses and immediate returns to investors through dividends and share repurchases.

Earnings Growth: USG's plan for earnings growth includes: introducing new products and product platforms; improving service; strengthening its brands; adding capacity to serve growing customers and markets; renovating manufacturing capacity to make USG the undisputed low-cost producer; and expanding distribution. USG anticipates that these initiatives will also reduce the impact of cyclicality on its earnings.

Dividends: In March 1999, USG paid its second cash dividend of $0.10 per share. USG initiated a $0.10 quarterly dividend in December 1998, the first cash dividend paid by USG since 1988.

Share Repurchases: USG has also begun a multiyear share-repurchase program in 1998, under which it will repurchase up to 5 million shares, or approximately 10% of USG's common stock currently outstanding. Share repurchases are being made in the open market or through privately negotiated transactions and are being financed with available cash from operations. USG has acquired approximately 482,000 shares since the program began in the fourth quarter of last year.

Capital Expenditures

Capital spending amounted to $92 million in the first quarter of 1999, compared with $58 million in the corresponding 1998 period. As of March 31, 1999, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $428 million, compared with $481 million as of December 31, 1998. USG's capital expenditures program includes the following projects:

Wallboard Capacity Modernization and Expansion: As a major part of USG's earnings growth strategy, U.S. Gypsum is replacing high-cost wallboard capacity with new, low-cost plants and production lines. These projects also will add a net 2 billion square feet of capacity to serve growing regional markets and customers.

In the Southeast, construction of a new plant in Bridgeport, Ala., is nearly complete. This facility, which will manufacture SHEETROCK brand wallboard using 100% synthetic gypsum, will begin operation in the second quarter of 1999.

In the Midwest, U.S. Gypsum is building a new production line for SHEETROCK brand wallboard at its East Chicago, Ind., plant. This new line is scheduled for startup in the fourth quarter of 1999.

In the Northeast, ground was broken in 1998 for a new wallboard plant in Aliquippa, Pa. The Aliquippa plant will manufacture SHEETROCK brand wallboard using 100% synthetic gypsum. Construction of this facility is expected to be completed in early 2000.

In the Northwest, a new wallboard plant will be built in Rainier, Ore. A significant portion of the new capacity provided by this plant will replace existing USG shipments into the region from plants as far away as Iowa, Texas and Ontario, Canada. This facility is expected to be fully operational in 2001.

In the Southwest, a new production line at U.S. Gypsum's plant in Plaster City, Calif., will provide annual capacity of 700 million square feet of wallboard and replace a 41-year-old, high-cost production line. This facility also is expected to be fully operational in 2001.

Gypsum  Fiber  Project:  Construction  continues  on a facility  to  manufacture
FIBEROCK brand gypsum fiber panels, USG's newest product platform. This production line, which is being built at the Gypsum, Ohio, wallboard plant, is scheduled for startup in the third quarter of 1999.

Cost-Reduction Projects: Additional capital investments include cost-reduction projects such as the installation of stock-cleaning equipment to utilize lower grades of recycled paper and process control upgrades to improve raw material usage and operating efficiencies.


Working Capital

Working capital (current assets less current liabilities) as of March 31, 1999, amounted to $381 million, compared with $368 million as of December 31, 1998. The ratio of current assets to current liabilities was 1.9 to 1 as of both dates.

Receivables increased to $406 million as of March 31, 1999, from $349 million as of December 31, 1998. Inventories decreased to $228 million from $234 million, and accounts payable rose to $177 million from $157 million. These variations reflect an increased level of business in the first quarter of 1999 as compared to the fourth quarter of 1998.

Cash and cash equivalents as of March 31, 1999, amounted to $128 million, down from $152 million as of December 31, 1998. During the first quarter of 1999, net cash flows to investing activities were $91 million. This reflects capital spending of $92 million (discussed above), offset slightly by net proceeds of $1 million from asset dispositions. Net cash flows to financing activities of $18 million reflect a $7 million net reduction in debt (discussed below), $12 million used for stock repurchases, and $5 million for cash dividends, partially offset by $6 million received from the exercise of stock options. Net cash flows from operating activities totaled $85 million.


Debt

As of March 31, 1999, total debt amounted to $589 million, down $7 million from $596 million as of December 31, 1998. During the first quarter of 1999, USG retired the remaining $25 million of 8.75% debentures due 2017 and called about $8 million of old higher-cost industrial revenue bonds (IRBs). This was partially offset by an increase in IRBs associated the Gypsum, Ohio, capital project and by borrowings on CGC's Canadian credit facility.


Available Liquidity

The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $606 million (including a $125 million letter of credit subfacility in the United States), under which, as of March 31, 1999, outstanding revolving loans totaled $114 million and letters of credit issued and outstanding amounted to $16 million, leaving the Corporation with $476 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of March 31, 1999, under a revolving accounts receivable facility. (See Note 8.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


OTHER MATTERS

Year 2000 Compliance

In 1996, USG began an evaluation of its computer-based systems to determine the extent of the modifications required to make those systems year 2000 compliant and to devise a plan to complete such modifications prior to January 1, 2000. The plan that was devised is divided into five phases: identification (a basic inventory of all systems), assessment, remediation, testing and completion. The plan encompasses all of USG's computer systems including mainframe, midrange, client server and desktop systems as well as all specialized control systems for plant operations or other facilities including those that are considered embedded systems. USG's mainframe systems are responsible for most of the information processing done by the Corporation and will receive a majority of the efforts dedicated to this project as well as a majority of the budget allocated to it.

Of the plan phases, identification and assessment are essentially completed, and the process of modification, encompassing the three phases of remediation, testing and completion, is substantially under way. As of March 31, 1999, approximately 87% of the planned modifications to USG's mainframe systems had been completed. The remaining 13% of the modifications are currently in the process of remediation, testing and completion and are expected to be completed by the second quarter of 1999. With respect to the midrange, client server and desktop systems, upgrading to these systems is expected to be completed by mid-1999. With respect to embedded systems, all operations have been assessed and remediation plans, where necessary, are under way. All necessary upgrades and remediation are scheduled for completion by the middle of 1999. For purposes of this description, embedded systems are intended to cover manufacturing plant control equipment and building information and mechanical systems such as telecommunication systems, HVAC, security systems and other monitoring equipment.

Suppliers and Customers: USG's year 2000 compliance plan also includes an analysis of critical third-party suppliers of material and services to determine their year 2000 compliance status. Virtually all critical suppliers to U.S. and Canadian operations have been surveyed regarding their compliance status. Any remaining unsurveyed critical suppliers and those supporting other operations will be contacted by the middle of 1999. At this point, based on responses received to date, it is not possible to forecast whether there will be, or the extent of, any significant disruption due to third-party supplier failures. However, the plan contemplates that USG will be in ongoing contact with its critical suppliers through at least January 1, 2000, to assure that those suppliers either are able to continue to perform without disruption or where feasible are replaced by ones that can so perform. USG also has been in contact with most of its major customers on the status of each party's year 2000 compliance plans and expects to continue such information exchanges through January 1, 2000, in order to maintain those business relationships and to obtain updated information for its own ongoing contingency planning.

Costs: The cost of carrying out USG's compliance plan is currently estimated at $12 million. As of March 31, 1999, about 56% of the budgeted amount has been incurred. Much of the balance will be expended in the remaining months of 1999 with a small amount projected for early 2000.

Contingency Plans: At this time, USG expects to be internally compliant with respect to year 2000 issues by the middle of 1999. It is too soon to know whether it might experience significant disruptions due to year 2000 problems that affect the operating environment in which it conducts business such as disruptions to transportation, communications and electric power or other energy systems or due to other similar causes. However, the inability of USG or its critical suppliers and customers to effectuate solutions to their respective year 2000 issues on a timely and cost-effective basis may have a material adverse effect on USG.

In view of the uncertainties that USG faces with respect to year 2000 issues, it has begun to formulate contingency plans to provide for continuation of its operations in the event of possible year 2000 disruptions. It expects to complete an initial version of its contingency planning by midyear 1999, but its plans will be continually evaluated and modified as required by developments and circumstances that may emerge between now and January 1, 2000.

USG's contingency plans will provide for the continuation of its business and operations through the transition period surrounding January 1, 2000. The planning process will involve detailed review by operating personnel of all of the information that has been gathered concerning critical suppliers, customers and internal systems to determine all foreseeable risks to the continuation of business operations. Based on that review process, USG will prepare a detailed set of operating procedures for dealing with the identified risks. These procedures will be specific to each operation and will provide for flexible responses to conditions as they are perceived to develop towards the critical date of January 1, 2000. Without suggesting any decisions have been made to implement these plans or that the following list is in any way exhaustive, the kinds of responses that could be taken in the appropriate circumstances would be: building up inventories of raw materials or finished goods, replacing or supplementing existing suppliers, altering terms of shipment or payment with customers, adding backup power and communications equipment to certain facilities, and expanding communications resources by providing cellular phones and laptop computers to more personnel.

Worst-Case Scenario: Based on the status of the Corporation's progress with respect to its year 2000 compliance plan, the most reasonably likely worst case scenario is that there might be a local or regional disruption to its plant production due to temporary power outages or similar disruption of public service suppliers. The Corporation's contingency planning will be aimed at mitigating the impact of any such disruptions by arranging production at other facilities in the region to replace any that are impacted by a short-term disruption.

Whether this approach will be feasible depends upon the level of operations generally at the time of any such occurrence. If the industry continues to operate at full capacity with production subject to allocation, it will probably not be feasible to replace disrupted production without further impacting the short-supply situation. Since the Corporation has gypsum wallboard plants in many parts of the U.S. and Canada, it is better positioned to deal with potential disruptions than most of its competitors.

A key uncertainty in contingency planning for possible disruptions is what impact these may have upon consumers of USG products. In the context of the worst-case scenario, some consumers will undoubtedly be impacted by the disruptions with a resultant decrease in demand for USG products. Similarly, the critical period for likely disruption will fall in the heart of winter (December
- February) when the industry typically experiences a seasonal slowing down of building activity.

USG's contingency planning will attempt to analyze the interplay of these various factors taking advantage of years of operating experience to create a reasonable and flexible plan to respond to a very unpredictable and largely unique set of circumstances.

Conclusion: While USG is early in the process of contingency planning at this point, management believes that, in terms of the Corporation's internal operating systems, it will be able to continue its North American operations without material disruption. Based on management's present knowledge, it also does not foresee any significant long-lasting disruptions to USG's businesses in North America from external causes. Outside of North America, management is less certain, but still believes that USG's businesses can sustain themselves through whatever difficulties are encountered without material adverse consequences to its overall business.

Euro Currency Conversion

Effective January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new, single currency unit, the euro. Prior to full implementation of the new currency for the participating countries on January 1, 2002, there will be a three-year transition period during which parties may use either the existing currencies or the euro. However, during the transition period, all exchanges between currencies of the participating countries are required to be first converted through the euro.

USG has conducted a comprehensive analysis to address the euro currency issue. USG's efforts are focused on two phases. The first phase addresses USG's European operations during the transition period. The second phase covers the full conversion of these operations to the euro. The Corporation was ready for the transition period that began on January 1, 1999, and expects to be ready for the full conversion by January 1, 2001, one year ahead of the mandatory conversion date. USG also is prepared to deal with its critical suppliers and customers during the transition period and will communicate with them as appropriate. The Corporation does not expect the introduction of the euro currency to have a material adverse impact on its business, results of operations or financial position.


Legal Contingencies

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. U.S. Gypsum historically has accrued $18 million annually for asbestos-related costs. In view of the high level of personal injury filings that followed the termination of the Georgine settlement, as discussed in Part II, Item 1. "Legal Proceedings," U.S. Gypsum increased its quarterly accrual of $4.5 million to $12.5 million in the fourth quarter of 1998 and the first quarter of 1999. Although U.S. Gypsum expects that an increased level of accrual will continue to be necessary during 1999 and possibly longer, the amount of future periodic accruals will depend upon factors that include, but may not be limited to, the rate at which new asbestos- related claims are filed, the imposition of medical criteria through legislation or negotiated agreements, U.S. Gypsum's average settlement cost and the necessity of higher-cost settlements in particular jurisdictions. If Personal Injury Cases continue to be filed and settled at the rates experienced in the first three months of 1999, it is probable that U.S. Gypsum's rate of accrual will be increased. In addition, U.S. Gypsum will continue to evaluate whether its ultimate probable liability for future personal injury cases can be reasonably estimated. If such an estimate can be made, it is probable that additional charges to results of operations would be necessary, although whether such an estimate can be made and, if so, the timing and amount of the resulting charge to results of operations cannot presently be determined. However, the amount of the periodic and other charges described above could be material to results of operations in the period in which they are taken. The asbestos litigation is not expected to have a significant impact on the Corporation's liquidity or cash flows during 1999. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part II, Item 1. "Legal Proceedings" for additional information on environmental litigation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity such as new housing construction, interest rates and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; risk of disruption due to year 2000 issues such as those described above; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties; and the outcome of contested asbestos-related litigation. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1999, and the related condensed consolidated statement of earnings for the three-month periods ended March 31, 1999 and 1998 and the condensed consolidated statement of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
April 15, 1999

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

Summary - The following is a brief summary; see Note 15 to the financial statements in the Corporation's 1998 Annual Report for additional information about the asbestos litigation.

U.S. Gypsum is a defendant in 11 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Fourteen additional property damage claims have been threatened against U.S. Gypsum. During the years 1996-1998, 5 new Property Damage Cases were filed against U.S. Gypsum while 26 were closed; the Company spent an average of $23.5 million per year on the defense and settlement of Property Damage Cases, but received a total of $154.5 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S.   Gypsum  is  also  a  defendant  in  Personal   Injury  Cases  brought  by
approximately 104,000 claimants, as well as an additional 42,300 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 80,000 claims in 1998, compared to 23,500 claims in 1997, 28,000 claims in 1996 and 14,000 in 1995. Filings of Personal Injury Cases increased substantially as a result of a 1997 ruling by the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. During the first three months of 1999, approximately 11,000 new Personal Injury Claims were filed against U.S. Gypsum. U.S. Gypsum's average cost to resolve Personal Injury Cases during the years 1996-1998 was approximately $1,800 per claim, exclusive of defense costs. Over that period, U.S. Gypsum expended an average of $40.4 million per year on Personal Injury Cases, of which an average of $31.4 million was paid by insurance.

U.S. Gypsum is a member, together with 19 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Most of U.S. Gypsum's personal injury liability and defense costs are currently being paid by its insurance carriers, including those insurance carriers that in 1985 signed an Agreement Concerning Asbestos-Related Claims (the "Wellington Agreement"), obligating them to provide coverage for the defense and indemnity costs incurred by U.S. Gypsum in Personal Injury Cases. Punitive damages have never been awarded against U.S. Gypsum in a Personal Injury Case; whether such an award would be covered by insurance under the Wellington Agreement would depend on state law and the terms of the individual policies.

U.S. Gypsum's estimated cost of resolving pending Personal Injury Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with most of its solvent carriers. As of March 31, 1998, after deducting insolvent coverage and insurance paid out to date, approximately $233 million of potential insurance remained, including approximately $188 million of insurance from six carriers that have agreed, subject to certain limitations and conditions, to cover asbestos-related costs, and approximately $45 million from three carriers that have not yet agreed to make their coverage available on acceptable terms. A minimum of $10 million of the disputed coverage is expected to be available regardless of the outcome of further proceedings. U.S. Gypsum is attempting to resolve its disputes with the nonsettling carriers through either a negotiated resolution or further litigation in the Coverage Action.

U.S. Gypsum's total expenditures for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded aggregate insurance payments by $24 million in 1998, but insurance payments exceeded asbestos-related expenses by $0.7 million in 1997 and $41 million in 1996, due primarily to nonrecurring reimbursement for amounts expended in prior years.

Four of U.S. Gypsum's domestic insurance carriers, as well as underwriters of portions of various policies issued by Lloyds and other London market companies, providing a total of approximately $106 million of coverage, are insolvent. Because these policies would already have been consumed by U.S. Gypsum's asbestos expenses to date if the carriers had been solvent, the insolvencies will not adversely affect U.S. Gypsum's coverage for future asbestos-related costs. However, U.S. Gypsum is pursuing claims for reimbursement from the insolvent estates and other sources and expects to recover a presently indeterminable portion of the policy amounts from these sources.

Estimated Cost - The asbestos litigation involves numerous uncertainties that affect U.S. Gypsum's ability to estimate reliably its probable liability in the Personal Injury and Property Damage Cases. In the Property Damage Cases, such uncertainties include the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages. Uncertainties in the Personal Injury Cases include the number, characteristics and venue of Personal Injury Cases that are filed against U.S. Gypsum; the Center's ability to continue to negotiate pretrial settlements at historical or acceptable levels; the level of physical impairment of claimants; the viability of claims for punitive damages; any changes in membership in the Center; and the ability to develop an alternate claims-handling vehicle that retains the key benefits of Georgine. As a result, any estimate of U.S. Gypsum's liability, while based upon the best information currently available, may not be an accurate prediction of actual costs and is subject to revision as additional information becomes available and developments occur.

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at March 31, 1999, can be resolved for an amount totaling between $327 million and $410 million, including defense costs. Most of these amounts are expected to be expended over the next three to five years, although settlements of some Personal Injury Cases will be consummated over periods as long as seven years. Significant insurance funding is available for these costs, as detailed below, although resolution of the pending cases is expected to consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases.

Accounting for Asbestos Liability: As of March 31, 1999, U.S. Gypsum had reserved $327 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $198 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance that is either committed or probable of recovery. Additional amounts may be reimbursed by insurance depending upon the outcome of litigation and negotiations relating to the $35 million of insurance that is presently disputed.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. As of March 31, 1999, U.S. Gypsum had an additional $35 million reserved for asbestos liabilities and asbestos-related expenses. The Company historically has accrued $18 million annually for asbestos costs. In view of the high level of personal injury filings that followed the termination of Georgine, U.S. Gypsum accrued an additional $8 million in the fourth quarter of 1998 and the first quarter of 1999. The Company expects that an increased level of accrual will continue to be necessary during 1999 and possibly longer. The amount of future periodic accruals will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, U.S. Gypsum's average settlement cost, and the necessity of higher-cost settlements in particular jurisdictions. If Personal Injury Cases continue to be filed and settled at the rates experienced in the first three months of 1999, it is probable that U.S. Gypsum's rate of accrual will be increased. In addition, the Company will continue to evaluate whether its ultimate probable liability for future Personal Injury Cases can be reasonably estimated. If such an estimate can be made, it is probable that additional charges to results of operations would be necessary, although whether such an estimate can be made and, if so, the timing and amount of the resulting charge to results of operations cannot presently be determined. However, the amount of the periodic and other charges described above could be material to results of operations in the period in which they are taken.

Conclusion - The above estimates and reserves are re-evaluated periodically as additional information becomes available. Additional periodic charges to results of operations are expected to be necessary in light of future events, and such charges could be material to results of operations in the period in which they are taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation.


Environmental Litigation

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property are also covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position.



Item 6.         Exhibits and Reports on Form 8-K


         (15) Letter of Arthur Andersen LLP regarding unaudited financial information.

         (27)     Financial Data Schedule (electronic filing only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        USG CORPORATION



                                        By  /s/ Dean H. Goossen
                                        ---------------------------
                                        Dean H. Goossen,
                                        Corporate Secretary,
                                        USG Corporation


                                        By  /s/ Raymond T. Belz
                                        ---------------------------
May 4, 1999                             Raymond T. Belz,
                                        Senior Vice President and
                                        Controller, USG Corporation