Form 10-Q
period 1999-06-30
USG CORP
filed 1999-07-30
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999
                                  ----------------
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from           to
                                  -----------   ------------

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

As of June 30, 1999, 49,786,991 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                    Page
                                                                  --------

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

             Consolidated Statement of Earnings:
                  Three Months and Six Months Ended
                  June 30, 1999 and 1998                                  3

             Consolidated Balance Sheet:
                  As of June 30, 1999 and December 31, 1998               4

             Consolidated Statement of Cash Flows:
                  Six Months Ended June 30, 1999 and 1998                 5

             Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                            11

Report of Independent Public Accountants                                 23


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                24

Item 4. Submission of Matters to a Vote of Security Holders              28

Item 6. Exhibits and Reports on Form 8-K                                 29


SIGNATURES                                                               30

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                        THREE MONTHS            SIX MONTHS
                                       ENDED JUNE 30,         ENDED JUNE 30,
                                     ------------------     ------------------
                                      1999        1998        1999        1998
                                    -------     -------     -------     -------

Net sales                           $   895     $   775     $ 1,718     $ 1,510

Cost of products sold                   630         554       1,222       1,093
                                    -------     -------     -------     -------
Gross profit                            265         221         496         417

Selling and administrative expenses      82          74         159         146
                                    -------     -------     -------     -------
Operating profit                        183         147         337         271

Interest expense                         14          13          27          26

Interest income                          (2)         (1)         (3)         (2)

Other expense, net                        -           1           1           3
                                    -------     -------     -------     -------
Earnings before income taxes            171         134         312         244

Income taxes                             67          52         122          95
                                    -------     -------     -------     -------
Net earnings                            104          82         190         149
                                    =======     =======     =======     =======

Basic earnings per common share        2.09        1.68        3.83        3.11

Diluted earnings per common share      2.07        1.63        3.78        2.98

Dividends paid per common share        0.10           -        0.20          -

Average common shares             49,882,374  48,604,788  49,772,283 47,932,326

Average diluted common shares     50,494,668  50,294,953  50,419,721 50,038,941


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                       AS OF          AS OF
                                                      JUNE 30,     DECEMBER 31,
                                                       1999           1998
                                                   ------------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                          $        168    $        152
Receivables (net of reserves - $18 and $18)                 399             349
Inventories                                                 230             234
Current and deferred income taxes                            74              62
                                                   ------------    ------------
Total current assets                                        871             797

Property, plant and equipment (net of reserves
    for depreciation and depletion - $332 and $298)       1,351           1,214
Other assets                                                334             346
                                                   ------------    ------------
Total Assets                                              2,556           2,357
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                            170             157
Accrued expenses                                            232             237
Notes payable                                                13              10
Current portion of long-term debt                             -              25
                                                   ------------    ------------
Total current liabilities                                   415             429

Long-term debt                                              583             561
Deferred income taxes                                       173             169
Other liabilities                                           704             680

Stockholders' Equity:
Preferred stock                                               -               -
Common stock                                                  5               5
Treasury stock                                              (11)            (10)
Capital received in excess of par value                     305             317
Deferred currency translation                               (34)            (30)
Reinvested earnings                                         416             236
                                                   ------------    ------------
Total stockholders' equity                                  681             518
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                2,556           2,357
                                                   ============    ============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------   ---------
OPERATING ACTIVITIES:
Net earnings                                              $     190   $     149
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                     45          40
    Current and deferred income taxes                            (9)          6
(Increase) decrease in working capital:
Receivables                                                     (50)        (67)
Inventories                                                       4         (27)
Payables                                                         13          24
Accrued expenses                                                 (5)         (6)
(Increase) in other assets                                      (22)         (1)
Increase (decrease) in other liabilities                         60          (5)
Other, net                                                       (7)         (1)
                                                          ---------   ---------
Net cash from operating activities                              219         112
                                                          ---------   ---------
INVESTING ACTIVITIES:
Capital expenditures                                           (179)       (130)
Net proceeds from asset dispositions                              1           2
                                                          ---------   ---------
Net cash to investing activities                               (178)       (128)
                                                          ---------   ---------
FINANCING ACTIVITIES:
Issuance of debt                                                 46          58
Repayment of debt                                               (49)       (107)
Short-term borrowings, net                                        3          19
Cash dividends paid                                             (10)          -
Issuances of common stock                                        11          46
Purchases of common stock                                       (26)          -
                                                          ---------   ---------
Net cash (to) from financing activities                         (25)         16
                                                          ---------   ---------

Net increase in cash and cash equivalents                        16           -

Cash and cash equivalents at beginning of period                152          72
                                                          ---------   ---------
Cash and cash equivalents at end of period                      168          72
                                                          =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                    30          28
Income taxes paid                                               130          84


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 1999, and December 31, 1998, results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1998 Annual Report on Form 10-K dated February 26, 1999.



(2) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $104 million and $186 million in the three months and six months ended June 30, 1999, respectively. For the respective 1998 periods, total comprehensive income amounted to $79 million and $143 million. There was no tax impact on the foreign currency translation adjustments.



(3) As of June 30, 1999, common shares totaling 1,806,475 were reserved for future issuance in conjunction with existing stock option grants. In addition, 567,311 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(4) Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data):


                                           NET        SHARES       PER SHARE
         THREE MONTHS ENDED JUNE 30,    EARNINGS       (000)       AMOUNT
         ----------------------------------------------------------------------
         1999
         Basic earnings                 $  104        49,882       $   2.09
         Effect of Dilutive Securities:
         Options                                         613
         ----------------------------------------------------------------------
         Diluted Earnings                  104        50,495           2.07
         ======================================================================
         1998
         Basic earnings                     82        48,605           1.68
         Effect of Dilutive Securities:
         Options                                         948
         Warrants                                        742
         ----------------------------------------------------------------------
         Diluted Earnings                   82        50,295           1.63
         ======================================================================


         SIX MONTHS ENDED JUNE 30,
         ----------------------------------------------------------------------
         1999
         Basic earnings                 $  190        49,772       $   3.83
         Effect of Dilutive Securities:
         Options                                         648
         ----------------------------------------------------------------------
         Diluted Earnings                  190        50,420           3.78
         ======================================================================
         1998
         Basic earnings                    149        47,932           3.11
         Effect of Dilutive Securities:
         Options                                         962
         Warrants                                      1,145
         ----------------------------------------------------------------------
         Diluted Earnings                  149        50,039           2.98
         =======================================================================


(5) USG's operations are organized into two operating segments: North American Gypsum, which manufactures, markets and distributes gypsum wallboard and related products in the United States, Canada and Mexico, and Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide. Operating segment results for the second quarter and first six months of 1999 and 1998 were as follows (dollars in millions):

                                           NET SALES           OPERATING PROFIT
         -----------------------------------------------------------------------
         THREE MONTHS ENDED JUNE 30,     1999      1998        1999        1998
         -----------------------------------------------------------------------

         North American Gypsum          $ 763     $ 637       $ 181      $ 141
         Worldwide Ceilings               161       163          17         19
         Corporate                          -         -         (15)       (13)
         Eliminations                     (29)      (25)          -          -
         -----------------------------------------------------------------------
         Total                            895       775         183        147
         =======================================================================


         SIX MONTHS ENDED JUNE 30,
         -----------------------------------------------------------------------

         North American Gypsum          $ 1,450   $ 1,236     $ 336      $ 263
         Worldwide Ceilings                 318       323        30         33
         Corporate                            -         -       (29)       (25)
         Eliminations                       (50)      (49)        -          -
         -----------------------------------------------------------------------
         Total                            1,718     1,510       337        271
         =======================================================================



(6) The Corporation uses derivative instruments to manage well-defined interest rate, energy cost and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure (ii) whether or not overall uncertainty is being reduced and
         (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS

NET SALES
USG's net sales in the second quarter of 1999 were a record $895 million, up 15% from $775 million in the comparable 1998 period. Construction activity continued to be strong during the second quarter in key North American markets resulting in record demand and selling prices for USG's SHEETROCK brand gypsum wallboard.

For the first six months of 1999, net sales totaled $1,718 million, up 14% from $1,510 million in the comparable 1998 period.

GROSS PROFIT
Gross profit as a percent of net sales was 29.6% and 28.9% in the second quarter and first six months of 1999, respectively, up from 28.5% and 27.6% in the respective 1998 periods. The 1999 margins primarily reflect the higher selling prices for SHEETROCK brand wallboard.

SELLING AND ADMINISTRATIVE EXPENSES
Second quarter and first six months 1999 selling and administrative expenses increased 11% and 9%, respectively, over the prior-year periods. However, as a percentage of net sales, these expenses were 9.2% in the second quarter and 9.3% in the first six months of 1999, down from 9.5% and 9.7% in the comparable 1998 periods. The higher levels of expense dollars in the 1999 periods primarily reflect increases for incentive compensation and information technology.

INTEREST EXPENSE
Interest expense amounted to $14 million and $27 million in the second quarter and first six months of 1999, up from $13 million and $26 million for the corresponding 1998 periods.

INCOME TAXES
As a result of higher levels of earnings in 1999, income tax expense increased to $67 million and $122 million in the three months and six months ended June 30, 1999, respectively, up from $52 million and $95 million for the comparable prior-year periods.

NET EARNINGS
Net earnings in the second quarter of 1999 were $104 million, up 27% from $82 million in the prior-year period. Diluted earnings per share increased to $2.07 from $1.63 a year ago.

For the first six months of 1999, net earnings were $190 million, or $3.78 per diluted share. Comparable 1998 net earnings amounted to $149 million, or $2.98 per share.

CORE BUSINESS RESULTS

(dollars in millions)                      NET SALES         OPERATING PROFIT
------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,             1999     1998        1999        1998
------------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                     $ 504    $ 432       $ 145      $ 123
L&W Supply Corporation                    337      274          24         10
CGC Inc. (gypsum)                          40       32           6          3
Other subsidiaries*                        27       23           6          5
Eliminations                             (145)    (124)          -          -
------------------------------------------------------------------------------
Total                                     763      637         181        141
------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                       116      114          17         15
USG International                          52       56           -          3
CGC Inc. (ceilings)                         8        9           -          1
Eliminations                              (15)     (16)          -          -
-----------------------------------------------------------------------------
Total                                     161      163          17         19
------------------------------------------------------------------------------
Corporate                                   -        -         (15)       (13)
Eliminations                              (29)     (25)          -          -
------------------------------------------------------------------------------
Total USG Corporation                     895      775         183        147
==============================================================================



                                           NET SALES         OPERATING PROFIT
-----------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,               1999     1998        1999        1998
-----------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                     $ 964    $ 843       $  279     $ 230
L&W Supply Corporation                    637      518           34        15
CGC Inc. (gypsum)                          74       66           11         8
Other subsidiaries*                        49       43           12        10
Eliminations                             (274)    (234)           -         -
------------------------------------------------------------------------------
Total                                   1,450    1,236          336       263
------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                       224      221           29        26
USG International                         104      113            -         5
CGC Inc. (ceilings)                        18       19            1         2
Eliminations                              (28)     (30)           -         -
------------------------------------------------------------------------------
Total                                     318      323           30        33
------------------------------------------------------------------------------
Corporate                                   -        -          (29)      (25)
Eliminations                              (50)     (49)           -         -
------------------------------------------------------------------------------
Total USG Corporation                   1,718    1,510          337       271
==============================================================================

*Includes Yeso Panamericano, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM
Net sales in the second quarter of 1999 increased 20% to $763 million and operating profit increased 28% to $181 million as compared to the second quarter of 1998.

First six months 1999 net sales of $1,450 million and operating profit of $336 million, increased 17% and 28%, respectively, versus comparable 1998 levels.

United States Gypsum Company: U.S.Gypsum's second quarter net sales and operating profit increased 17% and 18%, respectively, versus the comparable 1998 period. With its plants running at full capacity, shipments of SHEETROCK brand wallboard totaled 2.329 billion square feet, a record for any quarter and a 5% increase from 2.226 billion square feet a year ago. U.S. Gypsum also reported record shipments of SHEETROCK brand joint compound and DUROCK brand cement board. Improved profitability primarily reflected higher selling prices for SHEETROCK brand wallboard, while unit manufacturing costs were virtually unchanged. Realized selling prices averaged $149.40 per thousand square feet during the second quarter, a new all-time high and a 17% increase over the second quarter of 1998.

These favorable results were partially offset by higher asbestos-related charges. U.S. Gypsum Company increased its asbestos-related charge to cost of products sold to $30 million during the second quarter of 1999, up from $4.5 million a year ago. See "Legal Contingencies" below and Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

L&W Supply Corporation: Net sales in the second quarter of 1999 for L&W Supply, the leading specialty building products distribution business in the United States, increased 23%, while operating profit rose 140%. This performance reflects record wallboard shipments and prices, and record sales of complementary building materials.
As of June 30, 1999, L&W Supply operated 192 locations in the United States.

CGC Inc.: The gypsum business of Canada-based CGC Inc., reported a 25% increase in net sales, while operating profit doubled versus the second quarter of 1998. CGC's results benefited from stronger Canadian demand for wallboard, which enabled CGC to reduce exports to the U.S. in favor of more profitable domestic shipments. Higher wallboard prices also contributed to improved profitability.

WORLDWIDE CEILINGS
Net sales in the second quarter of 1999 were $161 million compared with $163 million for the second quarter of 1998. Operating profit of $17 million also was down $2 million compared to 1998.

First six months 1999 net sales of $318 million and operating profit of $30 million were down 2% and 9%, respectively, from comparable 1998 levels.

Demand in North America was solid, while international ceilings demand was generally below 1998 levels. USG's domestic ceilings business, USG Interiors, reported operating profit of $17 million, an increase of $2 million over the second quarter of 1998. USG International had a breakeven performance in the second quarter versus $3 million of operating profit last year. The lower international profit level reflects continued soft business conditions in Eastern Europe and Asia.


MARKET CONDITIONS AND OUTLOOK
Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, market conditions are expected to remain favorable through 1999 and into 2000. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels. Profit contributions from USG's strategic plan (described below) should also become increasingly apparent. U.S. Gypsum's new Bridgeport, Ala., SHEETROCK brand wallboard plant experienced a successful start-up during the second quarter of 1999.

Housing starts during the first half of the year of 1999 ran at strong levels. USG is currently forecasting 1999 U.S. housing starts to exceed the 1.617 million units experienced in 1998.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1998 sales of existing homes of 4.8 million units is supporting residential repair and remodeling in 1999. This, combined with strong nonresidential repair and remodeling, is continuing to provide growth in this market segment.

Sales of USG products to the nonresidential construction market are expected to remain strong throughout 1999. Future demand for USG products from new nonresidential construction is gauged by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 9% in 1998, although segments that are most relevant to USG's business, such as offices and stores, grew at a much higher rate.

Most of USG's sales outside of the United States come from Canada, Western Europe and Latin America. USG's exposure to the economic problems of Asia and Russia is small. Business conditions continue to be soft in Europe and Asia, but have remained solid in Latin America.

With the recent start-up of the Bridgeport, Ala., plant, management is continuing to evaluate its options for the Plasterco, Va., plant, which has been serving the Southeast market since 1924. Since the inception of the Bridgeport project, management has stated that this new state-of-the-art capacity would replace the old, high-cost capacity at Plasterco. A final decision regarding timing of the closure of the Plasterco plant may be forthcoming as soon as the third quarter of this year. When management determines the timing of its closure, a provision in the range of $20-$25 million (pretax) would be recorded to cover the anticipated costs that would be incurred in the implementation of an exit plan for the Plasterco plant.



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

Dividends: In 1999, USG paid cash dividends of $0.10 per share in March and June.

Share Repurchases: USG also began a multiyear share-repurchase program in 1998, under which it will repurchase up to 5 million shares, or approximately 10% of USG's common stock currently outstanding. Share repurchases are being made in the open market or through privately negotiated transactions and are being financed with available cash from operations. USG has acquired approximately 733,000 shares since the program began in the fourth quarter of last year.

CAPITAL EXPENDITURES

Capital spending amounted to $179 million in the first six months of 1999, compared with $130 million in the corresponding 1998 period. As of June 30, 1999, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $363 million, compared with $481 million as of December 31, 1998. USG's capital expenditures program includes the following projects:

Wallboard Capacity Modernization and Expansion: As a major part of USG's earnings growth strategy, U.S. Gypsum is replacing high-cost wallboard capacity with new, low-cost plants and production lines. These projects also will add a net 2 billion square feet of capacity to serve growing regional markets and customers.

In the Southeast, the construction of a new plant in Bridgeport, Ala. was successfully completed. This facility, which manufactures SHEETROCK brand wallboard, began operation in the second quarter of 1999 and is currently operating at near-capacity levels.

In the Midwest, U.S. Gypsum is near completion of a new production line for SHEETROCK brand wallboard at its East Chicago, Ind., plant. This new line is scheduled for startup in the fourth quarter of 1999.

In the Northeast, U.S. Gypsum is building a new SHEETROCK brand wallboard plant in Aliquippa, Pa. Construction of this facility is expected to be completed in early 2000.

In the Northwest, ground was broken during the second quarter of 1999 for a new wallboard plant in Rainier, Ore. A significant portion of the new capacity provided by this plant will replace existing USG shipments into the region from plants as far away as Iowa, Texas and Ontario, Canada. This facility is expected to be fully operational in 2001.

In the Southwest, ground was also broken during the second quarter of 1999 for a new production line at U.S. Gypsum's plant in Plaster City, Calif., which will replace a 41-year-old, high-cost production line. This facility also is expected to be fully operational in 2001.

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

WORKING CAPITAL

Working capital (current assets less current liabilities) as of June 30, 1999, amounted to $456 million, compared with $368 million as of December 31, 1998. The ratio of current assets to current liabilities was 2.1 to 1 as of June 30, 1999, compared with 1.9 to 1 as of December 31, 1998.

Receivables increased to $399 million as of June 30, 1999, from $349 million as of December 31, 1998. Inventories decreased to $230 million from $234 million, and accounts payable rose to $170 million from $157 million. These variations reflect an increased level of business in the second quarter of 1999 as compared to the fourth quarter of 1998.

Cash and cash equivalents as of June 30, 1999, amounted to $168 million, up from $152 million as of December 31, 1998. During the first six months of 1999, net cash flows from operating activities totaled $219 million. Net cash flows to investing activities were $178 million. This reflects capital spending of $179 million (discussed above), offset slightly by net proceeds of $1 million from asset dispositions. Net cash flows to financing activities of $25 million reflect $26 million used for stock repurchases and $10 million used for cash dividends, partially offset by $11 million received from the exercise of stock options. As discussed below, the total level of debt was unchanged from year-end.

DEBT
As of June 30, 1999, total debt amounted to $596 million, unchanged from December 31, 1998. During the first half of 1999, USG retired the remaining $25 million of 8.75% debentures due 2017, reduced the level of old higher-cost industrial revenue bonds (IRBs), and increased the level of IRBs associated with the Gypsum, Ohio, capital project.

AVAILABLE LIQUIDITY

The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $608 million (including a $125 million letter of credit subfacility in the United States), under which, as of June 30, 1999, outstanding revolving loans totaled $108 million and letters of credit issued and outstanding amounted to $16 million, leaving the Corporation with $484 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of June 30, 1999, under a revolving accounts receivable facility. (See Note 8.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


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

Of the plan phases, identification, assessment and modification are essentially completed. As of June 30, 1999, approximately 98% of the planned modifications to USG's mainframe systems had been completed. The remaining 2% of the modifications are currently in the process of remediation, testing and completion and are expected to be completed by July 31, 1999. With respect to the midrange, client server and desktop systems, upgrading to these systems is expected to be completed by the end of the third quarter of 1999. With respect to embedded systems, all operations have been assessed and remediation plans, where necessary, are under way. All necessary upgrades and remediation are scheduled for completion by the end of the third quarter of 1999. Some of these activities have been deferred due to the full-time operation of USG's gypsum wallboard plants in trying to satisfy record customer demand. For purposes of this description, embedded systems are intended to cover manufacturing plant control equipment and building information and mechanical systems such as telecommunication systems, HVAC, security systems and other monitoring equipment.

Suppliers and Customers: USG's year 2000 compliance plan also includes an analysis of critical third-party suppliers of material and services to determine their year 2000 compliance status. Virtually all critical suppliers have been surveyed regarding their compliance status. At this point, based on responses received to date, it is not possible to forecast whether there will be, or the extent of, any significant disruption due to third-party supplier failures. However, the plan contemplates that USG will be in ongoing contact with its critical suppliers through at least January 1, 2000, to assure that those suppliers either are able to continue to perform without disruption or where feasible are replaced by ones that can so perform. USG also has been in contact with most of its major customers on the status of each party's year 2000 compliance plans and expects to continue such information exchanges through January 1, 2000, in order to maintain those business relationships and to obtain updated information for its own ongoing contingency planning.

Costs: The cost of carrying out USG's compliance plan is currently estimated at $12 million. As of June 30, 1999, about 61% of the budgeted amount has been incurred. Much of the balance will be expended in the remaining months of 1999 with a small amount projected for early 2000.

Contingency Plans: It is still too soon to know whether USG might experience significant disruptions due to year 2000 problems that affect the operating environment in which it conducts business such as disruptions to transportation, communications and electric power or other energy systems or due to other similar causes. However, the inability of USG or its critical suppliers and customers to effectuate solutions to their respective year 2000 issues on a timely and cost-effective basis may have a material adverse effect on USG.

In view of the uncertainties that USG faces with respect to year 2000 issues, it has undertaken to formulate a contingency plan to provide for continuation of its operations in the event of possible year 2000 disruptions. It expects to have completed an initial version of its contingency plan by August 1999, but its plan will be continually evaluated and modified as required by developments and circumstances that may emerge between now and January 1, 2000.

USG's contingency plan provides for the continuation of its business and operations through the transition period surrounding January 1, 2000. The planning process involves detailed review by operating personnel of all of the information that has been gathered concerning critical suppliers, customers and internal systems to determine all foreseeable risks to the continuation of business operations. Based on that review process, USG prepares a detailed set of operating procedures for dealing with the identified risks. These procedures are specific to each operation and provide for flexible responses to conditions, as they are perceived to develop towards the critical date of January 1, 2000. Without suggesting any decisions have been made to implement these plans or that the following list is in any way exhaustive, the kinds of responses that could be taken in the appropriate circumstances would be: building up inventories of raw materials or finished goods, replacing or supplementing existing suppliers, altering terms of shipment or payment with customers, adding backup power and communications equipment to certain facilities, and expanding communications resources by providing cellular phones and laptop computers to more personnel.

Worst-Case Scenario: Based on the status of the Corporation's progress with respect to its year 2000 compliance plan, the most reasonably likely worst case scenario is that there might be a local or regional disruption to its plant production due to temporary power outages or similar disruption of public service suppliers. The Corporation's contingency planning is aimed at mitigating the impact of any such disruptions by arranging production at other facilities in the region to replace any that are impacted by a short-term disruption.

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

USG's contingency planning attempts to analyze the interplay of these various factors taking advantage of years of operating experience to create a reasonable and flexible plan to respond to a very unpredictable and largely unique set of circumstances.

Conclusion: While USG is still in the process of formulating its contingency planning at this point, management believes that, in terms of the Corporation's internal operating systems, it will be able to continue its North American operations without material disruption. Based on management's present knowledge, it also does not foresee any significant long-lasting disruptions to USG's businesses in North America from external causes. Outside of North America, management is less certain, but still believes that USG's businesses can sustain themselves through whatever difficulties are encountered without material adverse consequences to its overall business.

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

LEGAL CONTINGENCIES
One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. U.S. Gypsum historically has accrued $18 million annually ($4.5 million per quarter) for asbestos-related costs. In view of the high level of personal injury filings that followed the termination of the Georgine settlement, as discussed in Part II, Item 1. "Legal Proceedings," U.S. Gypsum increased its quarterly accrual to $12.5 million in the fourth quarter of 1998 and the first quarter of 1999.

In the second quarter of 1999, U.S. Gypsum increased its accrual by an additional $17.5 million to $30 million largely due to an increase in personal injury case filings during the quarter. The increased number of filings compared to the first quarter appears to be primarily due to accelerated filings by plaintiffs' counsel with whom the company has recently negotiated settlement agreements. Asbestos charges for the first six months of 1999 totaled $42.5 million compared with $9 million for the same 1998 period. Although new Personal Injury Cases were filed in the first six months of 1999 at approximately one-half the rate at which cases were filed in the first six months of 1998, asbestos charges to results of operations have been higher in 1999 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings.

U.S. Gypsum expects that periodic accruals will continue to be necessary in the future in amounts that could be higher or lower than recent quarters. The amount of future periodic accruals will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, U.S. Gypsum's average settlement cost and the necessity of higher-cost settlements in particular jurisdictions. In addition, U.S. Gypsum will continue to evaluate whether its ultimate probable liability for future personal injury cases can be reasonably estimated. If such an estimate can be made, it is probable that additional charges to results of operations would be necessary, although whether such an estimate can be made and, if so, the timing and amount of the resulting charge to results of operations cannot presently be determined. However, the amount of the periodic and other charges described above could be material to results of operations in the period in which they are taken. The asbestos litigation is not expected to have a significant impact on the Corporation's liquidity or cash flows during 1999. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity such as new housing construction, interest rates and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; risk of disruption due to year 2000 issues such as those described above; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties; and the outcome of contested asbestos-related litigation, the rate of new asbestos-related filings and the other factors described herein. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1999, and the related condensed consolidated statement of earnings for the six-month periods ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
July 15, 1999

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

U.S. Gypsum is a defendant in 11 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Ten additional property damage claims have been threatened against U.S. Gypsum. During the years 1996-1998, 5 new Property Damage Cases were filed against U.S. Gypsum while 26 were closed; the Company spent an average of $23.5 million per year on the defense and settlement of Property Damage Cases, but received a total of $154.5 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 110,000 claimants, as well as an additional 41,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 80,000 claims in 1998, compared to 23,500 claims in 1997, 28,000 claims in 1996 and 14,000 in 1995. Filings of Personal Injury Cases increased substantially as a result of a 1997 ruling by the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. During the first six months of 1999, approximately 27,000 new Personal Injury

Claims were filed against U.S. Gypsum. U.S. Gypsum's average cost to resolve Personal Injury Cases during the years 1996-1998 was approximately $1,800 per claim, exclusive of defense costs. Over that period, U.S. Gypsum expended an average of $40.4 million per year on Personal Injury Cases, of which an average of $31.4 million was paid by insurance.

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

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with most of its solvent carriers. As of June 30, 1999, after deducting insolvent coverage and insurance paid out to date, approximately $207 million of potential insurance remained, including approximately $162 million of insurance from six carriers that have agreed, subject to certain limitations and conditions, to cover asbestos-related costs, and approximately $45 million from three carriers that have not yet agreed to make their coverage available on acceptable terms. A minimum of $10 million of the disputed coverage is expected to be available regardless of the outcome of further proceedings. U.S. Gypsum is attempting to resolve its disputes with the nonsettling carriers through either a negotiated resolution or further litigation in the Coverage Action.

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

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at June 30, 1999, can be resolved for an amount totaling between $335 million and $420 million, including defense costs. Most of these amounts are expected to be expended over the next three to five years, although settlements of some Personal Injury Cases will be consummated over periods as long as seven years. Significant insurance funding is available for these costs, as detailed below, although resolution of the pending cases is expected to consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases.

Accounting for Asbestos Liability: As of June 30, 1999, U.S. Gypsum had reserved $335 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately

$172 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance that is either committed or probable of recovery. Additional amounts may be reimbursed by insurance depending upon the outcome of litigation and negotiations relating to the $35 million of insurance that is presently disputed. As of June 30, 1999, U.S. Gypsum had an additional $35 million reserved for asbestos liabilities and asbestos-related expenses.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. The Company historically has accrued $18 million annually ($4.5 million per quarter) for asbestos costs. In view of the high level of personal injury filings that followed the termination of Georgine, U.S. Gypsum accrued an additional $8 million in both the fourth quarter of 1998 and the first quarter of 1999. In the second quarter of 1999, U.S. Gypsum reserved a total of $30 million largely as a result of the increased rate of filings of Personal Injury Cases in the quarter. The increased number of filings compared to the first quarter appears to be primarily due to accelerated filings by plaintiffs' counsel with whom the Company (through the CCR) has recently negotiated settlement agreements. Although new Personal Injury Cases were filed in the first six months of 1999 at approximately one-half the rate at which cases were filed in the first six months of 1998, asbestos charges to results of operations have been higher in 1999 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings. Accordingly, the Company expects that periodic accruals will be necessary in the future, in amounts that could be higher or lower than recent quarters. The amount of future periodic accruals will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, U.S. Gypsum's average settlement cost, and the necessity of higher-cost settlements in particular jurisdictions. In addition, the Company will continue to evaluate whether its ultimate probable liability for future Personal Injury Cases can be reasonably estimated. If such an estimate can be made, it is probable that additional charges to results of operations would be necessary, although whether such an estimate can be made and, if so, the timing and amount of the resulting charge to results of operations cannot presently be determined. However, the amount of the periodic and other charges described above could be material to results of operations in the period in which they are taken.

CONCLUSION
The above estimates and reserves are re-evaluated periodically as additional information becomes available. Additional periodic charges to results of operations are expected to be necessary in light of future events, and such charges could be material to results of operations in the period in which they are taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) In accordance with the Corporation's notice and proxy statement dated March 29, 1999, the matters set forth in (c) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 12, 1999.

     (b) The directors indicated in paragraph (c) below were elected to a three-year term to expire in 2002, and the following directors are those whose terms of office continued after the annual meeting of stockholders referred to in paragraph (a) above:
                Keith A. Brown, W. H. Clark, James C. Cotting, Lawrence M. Crutcher, William C. Foote, W. Douglas Ford, P. Jack O'Bryan, John B. Schwemm, and Judith A. Sprieser.

     (c)
                                                     Votes        Abstentions
                                       Votes        Withheld      and Broker
                                        For        or Against     Non-Votes
                                   --------------------------------------------
           Election of Directors:
           Robert L. Barnett         42,655,768     1,132,989           -
           David W. Fox              42,655,927     1,132,830           -
           Valerie B. Jarrett        42,641,562     1,147,195           -
           Marvin E. Lesser          42,655,827     1,132,930           -

           Ratification of Appointment of Arthur
           Andersen LLP as Independent Public
           Accountants               43,325,468       429,568        33,720


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



                                        USG CORPORATION



                                        By  /s/ Dean H. Goossen
                                        -----------------------------------

                                        Dean H. Goossen,
                                        Corporate Secretary,
                                        USG Corporation


                                        By  /s/ Raymond T. Belz
                                        -----------------------------------
July 30, 1999
                                        Raymond T. Belz,
                                        Senior Vice President and Controller,
                                        USG Corporation