Form 10-Q
period 1999-09-30
USG CORP
filed 1999-10-29
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999
                                       -------------------
                                       OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    -----------

                          Commission File Number 1-8864


                                 USG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3329400
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code     (312) 606-4000
                                                   -----------------------------

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

As of September 30, 1999, 49,440,579 shares of USG common stock were outstanding.

                                    TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

        Consolidated Statement of Earnings:
            Three Months and Nine Months Ended
            September 30, 1999 and 1998                                     3

        Consolidated Balance Sheet:
            As of September 30, 1999 and December 31, 1998                  4

        Consolidated Statement of Cash Flows:
            Nine Months Ended September 30, 1999 and 1998                   5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                              11

Report of Independent Public Accountants                                   22


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  23

Item 6. Exhibits and Reports on Form 8-K                                   27


SIGNATURES                                                                 28

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS                         NINE MONTHS
                                                         ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                    ------------------------------       ----------------------------
                                                       1999                1998            1999               1998
                                                    ----------          ----------       ----------        ----------
Net sales                                           $      952          $      814       $    2,670        $    2,324

Cost of products sold                                      669                 581            1,891             1,674
                                                    ----------          ----------       ----------        ----------
Gross profit                                               283                 233              779               650

Selling and administrative expenses                         85                  75              244               221
                                                    ----------          ----------       ----------        ----------
Operating profit                                           198                 158              535               429

Interest expense                                            13                  13               40                39

Interest income                                             (3)                 (1)              (6)               (3)

Other expense, net                                           1                   -                2                 3
                                                    ----------          ----------       ----------        ----------
Earnings before income taxes                               187                 146              499               390

Income taxes                                                71                  55              193               150
                                                    ----------          ----------       ----------        ----------
Net earnings                                               116                  91              306               240
                                                    ==========          ==========       ==========        ==========

Basic earnings per common share                           2.34                1.83             6.16              4.95

Diluted earnings per common share                         2.32                1.80             6.09              4.78

Dividends paid per common share                           0.10                   -             0.30                 -

Average common shares                               49,623,637          49,679,544       49,764,386        48,457,527

Average diluted common shares                       50,165,592          50,534,500       50,352,316        50,157,495

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                            AS OF                AS OF
                                                        SEPTEMBER 30,         DECEMBER 31,
                                                            1999                  1998
                                                       -------------         --------------
ASSETS
Current Assets:
Cash and cash equivalents                              $         273         $          152
Receivables (net of reserves - $19 and $18)                      393                    349
Inventories                                                      238                    234
Current and deferred income taxes                                 68                     62
                                                       -------------         --------------
Total current assets                                             972                    797

Property, plant and equipment (net of reserves
    for depreciation and depletion - $353 and $298)            1,425                  1,214
Other assets                                                     297                    346
                                                       -------------         --------------
Total Assets                                                   2,694                  2,357
                                                       =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 184                    157
Accrued expenses                                                 281                    237
Notes payable                                                     11                     10
Current portion of long-term debt                                  -                     25
                                                       -------------         --------------
Total current liabilities                                        476                    429

Long-term debt                                                   577                    561
Deferred income taxes                                            173                    169
Other liabilities                                                690                    680

Stockholders' Equity:
Preferred stock                                                    -                      -
Common stock                                                       5                      5
Treasury stock                                                   (29)                   (10)
Capital received in excess of par value                          306                    317
Deferred currency translation                                    (31)                   (30)
Reinvested earnings                                              527                    236
                                                       -------------         --------------
Total stockholders' equity                                       778                    518
                                                       -------------         --------------
Total Liabilities and Stockholders' Equity                     2,694                  2,357
                                                       =============         ==============

See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                        NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
OPERATING ACTIVITIES:
Net earnings                                                  $         306    $         240
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                             68               60
    Current and deferred income taxes                                    (2)              11
(Increase) decrease in working capital:
    Receivables                                                         (44)             (75)
    Inventories                                                          (4)             (33)
    Payables                                                             27               35
    Accrued expenses                                                     44                9
(Increase) decrease in other assets                                     (32)               1
Increase (decrease) in other liabilities                                 92               (6)
Other, net                                                               (6)               -
                                                              -------------    -------------
Net cash from operating activities                                      449              242
                                                              -------------    -------------
INVESTING ACTIVITIES:
Capital expenditures                                                   (273)            (214)
Net proceeds from asset dispositions                                      2                2
                                                              -------------    -------------
Net cash to investing activities                                       (271)            (212)
                                                              -------------    -------------
FINANCING ACTIVITIES:
Issuance of debt                                                         56               60
Repayment of debt                                                       (49)            (107)
Short-term borrowings, net                                              (15)               4
Cash dividends paid                                                     (15)              (5)
Issuances of common stock                                                11               48
Purchases of common stock                                               (45)               -
                                                              -------------    -------------
Net cash (to) from financing activities                                 (57)               -
                                                              -------------    -------------

Net increase in cash and cash equivalents                               121               30

Cash and cash equivalents at beginning of period                        152               72
                                                              -------------    -------------
Cash and cash equivalents at end of period                              273              102
                                                              =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                            50               49
Income taxes paid                                                       192              134

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 1999, and December 31, 1998, results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1998 Annual Report on Form 10-K dated February 26, 1999.

(2) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $119 million and $305 million in the three months and nine months ended September 30, 1999, respectively. For the respective 1998 periods, total comprehensive income amounted to $93 million and $236 million. There was no tax impact on the foreign currency translation adjustments.

(3) As of September 30, 1999, common shares totaling 1,797,850 were reserved for future issuance in conjunction with existing stock option grants. In addition, 551,311 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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


                                                 NET        SHARES    PER SHARE
         THREE MONTHS ENDED SEPTEMBER 30,      EARNINGS      (000)     AMOUNT
         -----------------------------------------------------------------------
         1999
         Basic earnings                       $     116      49,624     $   2.34
         Effect of Dilutive Securities:
         Options                                                542
         -----------------------------------------------------------------------
         Diluted Earnings                           116      50,166         2.32
         =======================================================================
         1998
         Basic earnings                              91      49,680         1.83
         Effect of Dilutive Securities:
         Options                                                831
         Warrants                                                24
         -----------------------------------------------------------------------
         Diluted Earnings                            91      50,535         1.80
         =======================================================================


         NINE MONTHS ENDED SEPTEMBER 30,
         -----------------------------------------------------------------------
         1999
         Basic earnings                       $     306      49,764     $   6.16
         Effect of Dilutive Securities:
         Options                                                588
         -----------------------------------------------------------------------
         Diluted Earnings                           306      50,352         6.09
         =======================================================================
         1998
         Basic earnings                             240      48,458         4.95
         Effect of Dilutive Securities:
         Options                                                897
         Warrants                                               802
         -----------------------------------------------------------------------
         Diluted Earnings                           240      50,157         4.78
         =======================================================================

(5) USG's operations are organized into two operating segments: North American Gypsum, which manufactures, markets and distributes gypsum wallboard and related products in the United States, Canada and Mexico, and Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide. Operating segment results for the third quarter and first nine months of 1999 and 1998 were as follows (dollars in millions):

                                              NET SALES       OPERATING PROFIT
         -----------------------------------------------------------------------
         THREE MONTHS ENDED SEPTEMBER 30,  1999      1998      1999       1998
         -----------------------------------------------------------------------

         North American Gypsum           $   815   $   669    $   196   $   154
         Worldwide Ceilings                  172       172         18        18
         Corporate                             -         -        (16)      (14)
         Eliminations                        (35)      (27)         -         -
         -----------------------------------------------------------------------
         Total                               952       814        198       158
         =======================================================================


         NINE MONTHS ENDED SEPTEMBER 30,
         -----------------------------------------------------------------------

         North American Gypsum           $ 2,265   $ 1,905    $   532   $   417
         Worldwide Ceilings                  490       495         48        51
         Corporate                             -         -        (45)      (39)
         Eliminations                        (85)      (76)         -         -
         -----------------------------------------------------------------------
         Total                             2,670     2,324        535       429
         =======================================================================


(6) On September 30, 1999, USG announced the successful start-up of more than 700 million square feet of SHEETROCK brand wallboard manufacturing capacity at its new state-of-the-art plant in Bridgeport, Ala. In conjunction with USG's strategy of reducing costs by replacing old, high-cost capacity with new, low-cost capacity, USG is proceeding with its previously announced plan to close down 350 million square feet of high-cost manufacturing capacity at its 90-year-old Plasterco, Va., plant on January 14, 2000. In the third quarter of 1999, USG recorded a $22 million pretax ($14 million after-tax; $0.27 per share) charge to cost of products sold for expenses related to the closing of the plant and adjacent gypsum mine.

(7) The Corporation uses derivative instruments to manage well-defined interest rate, energy cost and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. The criteria used to determine if hedge accounting treatment is appropriate are (i) the designation of the hedge to an underlying exposure (ii) whether or not overall uncertainty is being reduced and
         (iii) if there is a correlation between the value of the derivative instrument and the underlying obligation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS

NET SALES
USG's third quarter 1999 net sales were a record $952 million, up 17% from $814 million in the comparable 1998 period. Construction activity in North America remained strong during the third quarter resulting in record quarterly demand and selling prices for USG's SHEETROCK brand gypsum wallboard. For the first nine months of 1999, net sales totaled $2,670 million, up 15% from $2,324 million in the comparable 1998 period.

GROSS PROFIT
Gross profit as a percent of net sales was 29.7% and 29.2% in the third quarter and first nine months of 1999, respectively, up from 28.6% and 28.0% in the respective 1998 periods. The improved margins in 1999 primarily reflect the higher selling prices for SHEETROCK brand wallboard, which more than offset higher asbestos-related costs and a third quarter $22 million pretax ($14 million after-tax) charge related to a plant closing.

SELLING AND ADMINISTRATIVE EXPENSES
Third quarter and first nine months 1999 selling and administrative expenses increased 13% and 10%, respectively, over the prior-year periods. However, as a percentage of net sales, these expenses were 8.9% in the third quarter and 9.1% in the first nine months of 1999, down from 9.2% and 9.5% in the comparable 1998 periods. The higher levels of expense dollars in the 1999 periods primarily reflect increases for incentive compensation and information technology.

INTEREST EXPENSE
Interest expense remained flat at $13 million in the third quarter compared to last year. For the first nine months of 1999, interest expense was $40 million, up $1 million from the corresponding 1998 period.

INCOME TAXES
As a result of higher levels of earnings in 1999, income tax expense increased to $71 million and $193 million in the three months and nine months ended September 30, 1999, respectively, up from $55 million and $150 million for the comparable prior-year periods.

NET EARNINGS
Net earnings in the third quarter of 1999 were $116 million, up 27% from $91 million in the prior-year period. Diluted earnings per share increased to $2.32 from $1.80 a year ago. The third quarter plant closing lowered 1999 earnings per share by $0.27. For the first nine months of 1999, net earnings were $306 million, or $6.09 per diluted share. Comparable 1998 net earnings amounted to $240 million, or $4.78 per share.

CORE BUSINESS RESULTS

(dollars in millions)                         NET SALES                  OPERATING PROFIT
--------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,         1999           1998            1999          1998
--------------------------------------------------------------------------------------------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    $    536       $    445        $    149       $   129
L&W Supply Corporation                      362            293              31            13
CGC Inc. (gypsum)                            41             33               8             5
Other subsidiaries*                          29             26               8             7
Eliminations                               (153)          (128)              -             -
--------------------------------------------------------------------------------------------
Total                                       815            669             196           154
--------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                         121            116              17            14
USG International                            55             67               -             3
CGC Inc. (ceilings)                          11              9               1             1
Eliminations                                (15)           (20)              -             -
--------------------------------------------------------------------------------------------
Total                                       172            172              18            18
--------------------------------------------------------------------------------------------
Corporate                                     -              -             (16)          (14)
Eliminations                                (35)           (27)              -             -
--------------------------------------------------------------------------------------------
Total USG Corporation                       952            814             198           158
============================================================================================


                                              NET SALES                  OPERATING PROFIT
--------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,          1999           1998            1999          1998
--------------------------------------------------------------------------------------------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    $  1,500       $  1,288        $    428       $   359
L&W Supply Corporation                      999            811              65            28
CGC Inc. (gypsum)                           115             99              19            13
Other subsidiaries*                          78             69              20            17
Eliminations                               (427)          (362)              -             -
--------------------------------------------------------------------------------------------
Total                                     2,265          1,905             532           417
--------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                         345            337              46            40
USG International                           159            180               -             8
CGC Inc. (ceilings)                          29             28               2             3
Eliminations                                (43)           (50)              -             -
--------------------------------------------------------------------------------------------
Total                                       490            495              48            51
--------------------------------------------------------------------------------------------
Corporate                                     -              -             (45)          (39)
Eliminations                                (85)           (76)              -             -
--------------------------------------------------------------------------------------------
Total USG Corporation                     2,670          2,324             535           429
============================================================================================

*Includes Yeso Panamericano, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM
Net sales in the third quarter of 1999 increased 22% to $815 million and operating profit increased 27% to $196 million as compared to the third quarter of 1998.

First nine months 1999 net sales of $2,265 million and operating profit of $532 million, increased 19% and 28%, respectively, versus comparable 1998 levels.

United States Gypsum Company: U.S.Gypsum's third quarter net sales and operating profit increased 20% and 16%, respectively, versus the comparable 1998 period. With its plants running at full capacity, shipments of SHEETROCK brand wallboard totaled 2.429 billion square feet, a record for any quarter and an 8% increase from 2.254 billion square feet a year ago. U.S. Gypsum also reported record shipments of SHEETROCK brand joint compound and DUROCK brand cement board. Improved profitability primarily reflected higher realized selling prices for SHEETROCK brand wallboard, which averaged $156.82 per thousand square feet during the third quarter, a new all-time high and a 20% increase over the third quarter of 1998.

These favorable results were partially offset by higher wallboard production costs, asbestos-related costs and a $22 million pretax charge related to the closing of the company's wallboard plant in Plasterco, Va. Wallboard production costs were up primarily due to a rise in paper fiber prices and, to a lesser degree, disruptions caused by Hurricane Floyd at the company's eastern seaboard plants. During the third quarter, U.S. Gypsum's charge for asbestos costs was $20 million, compared with $30 million in the second quarter of 1999 and $4.5 million in the third quarter of 1998. See "Legal Contingencies" below and Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

L&W Supply Corporation: Third quarter 1999 net sales for L&W Supply, the leading distributor of wallboard and related building products in the United States, increased 24% to a record level of $362 million. Operating profit of $31 million, also a record, more than doubled the $13 million level of a year ago. This performance reflects record shipments and prices for wallboard and record sales and margins for complementary building materials. As of September 30, 1999, L&W Supply operated 191 locations in the United States.

CGC Inc.: The gypsum business of Canada-based CGC Inc., reported a 24% increase in net sales, while operating profit rose 60% versus the third quarter of 1998. As a result of growing demand for wallboard in Canada, CGC realized higher domestic wallboard shipments and prices during the quarter.

WORLDWIDE CEILINGS
Net sales and operating profit in the third quarter of 1999 totaled $172 million and $18 million, respectively. The same amounts were reported in the third quarter of 1998.

First nine months 1999 net sales of $490 million and operating profit of $48 million were down 1% and 6%, respectively, from comparable 1998 levels.

USG's domestic ceilings business, USG Interiors, reported operating profit of $17 million, an increase of $3 million over the third quarter of 1998. The ceilings division of Canada-based CGC contributed $1 million in operating profit, the same as last year. USG International had breakeven performance in the third quarter versus $3 million of operating profit last year.


MARKET CONDITIONS AND OUTLOOK
Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, market conditions are expected to remain favorable through the remainder of 1999 and into 2000. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels. Profit contributions from USG's strategic plan (described below) should also become increasingly apparent. U.S. Gypsum's new Bridgeport, Ala., SHEETROCK brand wallboard plant completed its successful start-up during the third quarter of 1999 and is now operating at capacity. Completion of the new wallboard line at the East Chicago plant is on schedule for the fourth quarter.

Housing starts during 1999 have been running at strong levels. USG is currently forecasting 1999 U.S. housing starts to exceed the 1.617 million units experienced in 1998.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1998 sales of existing homes of 4.8 million units is supporting residential repair and remodeling in 1999. This, combined with strong nonresidential repair and remodeling, is continuing to provide growth in this market segment.

Sales of USG products to the nonresidential construction market are expected to remain strong throughout 1999. Future demand for USG products from new nonresidential construction is gauged by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 13% in 1998, although segments that are most relevant to USG's business, such as offices and stores, grew at a much higher rate.

While market conditions continue to be good in North America, certain international markets remain weak. Most of USG's sales outside of North America come from Western Europe, Latin America and the Asia Pacific region. USG's exposure to the economic problems of Asia and Eastern Europe is small. Business conditions continue to be soft in Asia and parts of Europe, but have remained solid in Latin America.

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

Dividends: USG paid cash dividends of $0.10 per share in March, June, and September of 1999.

Share Repurchases: USG purchased 429,000 shares in the third quarter and has acquired over 1.1 million shares since its multiyear share-repurchase program began in the fourth quarter of last year. Under the program, USG will repurchase up to 5 million shares. Share repurchases are being made in the open market or through privately negotiated transactions and are being funded with available cash from operations.

CAPITAL EXPENDITURES
Capital spending amounted to $273 million in the first nine months of 1999, compared with $214 million in the corresponding 1998 period. As of September 30, 1999, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $304 million, compared with $481 million as of December 31, 1998. USG's capital expenditures program includes the following projects:

Wallboard Capacity Modernization and Expansion: As a major part of USG's earnings growth strategy, U.S. Gypsum is replacing high-cost wallboard capacity with new, low-cost plants and production lines. These projects also will add a net 2 billion square feet of capacity to serve growing regional markets and customers.

In the Southeast, the construction of a new plant in Bridgeport, Ala., was successfully completed. This facility, which manufactures SHEETROCK brand wallboard, began operation in the second quarter of 1999 and is currently operating at full capacity.

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

Gypsum Fiber Project: Construction continues on a facility to manufacture FIBEROCK brand gypsum fiber panels, USG's newest product platform. This production line, which is being built at the Gypsum, Ohio, wallboard plant, is scheduled for startup before the end of the year.

Cost-Reduction Projects: Additional capital investments include cost-reduction projects such as the installation of stock-cleaning equipment to utilize lower grades of recycled paper and process control upgrades to improve raw material usage and operating efficiencies.

WORKING CAPITAL
Working capital (current assets less current liabilities) as of September 30, 1999, amounted to $496 million, compared with $368 million as of December 31, 1998. The ratio of current assets to current liabilities was 2.0 to 1 as of September 30, 1999, compared with 1.9 to 1 as of December 31, 1998.

Receivables increased to $393 million as of September 30, 1999, from $349 million as of December 31, 1998. Inventories increased to $238 million from $234 million, and accounts payable rose to $184 million from $157 million. These variations reflect an increased level of business in the third quarter of 1999 as compared to the fourth quarter of 1998.

Cash and cash equivalents as of September 30, 1999, amounted to $273 million, up from $152 million as of December 31, 1998. During the first nine months of 1999, net cash flows from operating activities totaled $449 million. Net cash flows to investing activities were $271 million. This reflects capital spending of $273 million (discussed above), offset slightly by net proceeds of $2 million from asset dispositions. Net cash flows to financing activities of $57 million included $45 million used for stock repurchases, $15 million used for cash dividends, $8 million used for net repayments of debt, partially offset by $11 million received from the exercise of stock options.

DEBT
As of September 30, 1999, total debt amounted to $588 million, a decrease of $8 million from December 31, 1998. Primary changes in USG's debt structure since year-end 1998 include the retirement of $25 million of 8.75% debentures due 2017, the repayment of $15 million of Canadian credit facility borrowings, a reduction of $24 million of old higher-cost industrial revenue bonds (IRBs) and an increase of $54 million of IRBs associated with the Gypsum, Ohio, and East Chicago, Ind., capital projects. Foreign short-term and long-term notes payable increased by $2 million.

AVAILABLE LIQUIDITY
The Corporation has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $608 million (including a $125 million letter of credit subfacility in the United States), under which, as of September 30, 1999, outstanding revolving loans totaled $90 million and letters of credit issued and outstanding amounted to $15 million, leaving the Corporation with $503 million of unused and available credit. The Corporation had additional borrowing capacity of $50 million as of September 30, 1999, under a revolving accounts receivable facility. (See Note 8.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


OTHER MATTERS

YEAR 2000 COMPLIANCE
In 1996, USG began an evaluation of its computer-based systems to determine the extent of the modifications required to make those systems year 2000 compliant and to devise a plan to complete such modifications prior to January 1, 2000. The plan was divided into five phases: identification (a basic inventory of all systems), assessment, remediation, testing and completion. The plan encompasses all of USG's computer systems including mainframe, midrange, client server and desktop systems as well as all specialized control systems for plant operations or other facilities including those that are considered embedded systems. USG's mainframe systems are responsible for most of the information processing done by the Corporation and have received a majority of the efforts dedicated to this project as well as a majority of the budget allocated to it. Of the plan phases, identification, assessment, remediation and testing are essentially completed. As of September 30, 1999, 100% of the planned modifications to USG's mainframe systems had been completed. With respect to the midrange, client server and desktop systems, upgrading to these systems is expected to be completed by the end of November 1999. With respect to embedded systems, all operations have been assessed and remediation plans, where necessary, are under way. All necessary upgrades are scheduled for completion by the end of November 1999. Some of these activities have been deferred due to the full-time operation of USG's gypsum wallboard plants in trying to satisfy record customer demand. For purposes of this description, embedded systems are intended to cover manufacturing plant control equipment and building information and mechanical systems such as telecommunication systems, HVAC, security systems and other monitoring equipment.

Suppliers and Customers: USG's year 2000 compliance plan also includes an analysis of critical third-party suppliers of material and services to determine their year 2000 compliance status. Virtually all critical suppliers have been surveyed regarding their compliance status. Even with the level of response from these parties, there continues to be a degree of uncertainty as to whether there will be, or the extent of, any significant disruption due to third party supplier failures. Moreover, the plan contemplates that USG will be in ongoing contact with its critical suppliers through at least January 1, 2000, to assure that those suppliers either are able to continue to perform without disruption or where feasible are replaced by ones that can so perform. USG also has been in contact with most of its major customers on the status of each party's year 2000 compliance plans and expects to continue such information exchanges through January 1, 2000, in order to maintain those business relationships and to obtain updated information for its own ongoing contingency planning. Based on the responses received to date, internal review of its collection history from major customers, and the steps it will take to prepare for the critical period, USG believes that it will have adequate liquidity to continue its business operations in whatever circumstances should come about.

Costs: The cost of carrying out USG's compliance plan is currently estimated at $12 million. As of September 30, 1999, about 66% of the budgeted amount has been incurred. Much of the balance may be expended in the remaining months of 1999 with a small amount projected for early 2000.

Contingency Plans: It is still difficult to predict with certainty whether USG might experience significant disruptions due to year 2000 problems that affect the operating environment in which it conducts business such as disruptions to transportation, communications and electric power or other energy systems or due to other similar causes. However, the inability of USG or its critical suppliers and customers to effectuate solutions to their respective year 2000 issues on a timely and cost-effective basis may have a material adverse effect on USG.

In view of the uncertainties that USG faces with respect to year 2000 issues, it has formulated a contingency plan to provide for continuation of its operations in the event of possible year 2000 disruptions. The plan will be continually evaluated and modified as required by developments and circumstances that may emerge between now and January 1, 2000.

USG's contingency plan provides for the continuation of its business and operations through the transition period surrounding January 1, 2000. The planning process involved detailed reviews by operating personnel of all of the information that has been gathered concerning critical suppliers, customers and internal systems to determine all foreseeable risks to the continuation of business operations. Based on that review process, USG has prepared a set of operating procedures for dealing with the identified risks. These procedures are specific to each operation and provide for flexible responses to conditions, as they are perceived to develop towards the critical date of January 1, 2000. Without suggesting any decisions have been made to implement these plans or that the following list is in any way exhaustive, the kinds of responses that could be taken in the appropriate circumstances would be: building up inventories of raw materials or finished goods, replacing or supplementing existing suppliers, altering terms of shipment or payment with customers, adding backup power and communications equipment to certain facilities, and expanding communications resources by providing cellular phones and laptop computers to more personnel.

Worst-Case Scenario: In the view of USG's year 2000 contingency planning team, the most reasonably likely worst case scenario is that there might be a local or regional disruption to its plant production due to temporary power outages or similar disruption of public service suppliers. The Corporation's contingency planning is aimed at mitigating the impact of any such disruptions by arranging production at other facilities in the region to replace any that are impacted by a short-term disruption.

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

Conclusion: While USG will continue to fine tune its contingency planning even beyond January 1, 2000, management believes that, in terms of the Corporation's internal operating systems, it will be able to continue its North American operations without material disruption. Based on management's present knowledge, it also does not foresee any significant long-lasting disruptions to USG's businesses in North America from external causes. Outside of North America, management is less certain, but still believes that USG's businesses can sustain themselves through whatever difficulties are encountered without material adverse consequences to its overall business.

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

USG has conducted a comprehensive analysis to address the euro currency issue. USG's efforts are focused on two phases. The first phase addresses USG's European operations during the transition period. The second phase covers full conversion of these operations to the euro. The Corporation was ready for the transition period that began on January 1, 1999, and expects to be ready for full conversion by January 1, 2002, the mandatory conversion date. USG also is prepared to deal with its critical suppliers and customers during the transition period and will communicate with them as appropriate. The Corporation does not expect the introduction of the euro currency to have a material adverse impact on its business, results of operations or financial position.

LEGAL CONTINGENCIES
One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. As discussed in Part II, Item 1. "Legal Proceedings," U.S. Gypsum accrued $20 million in the third quarter of 1999 for asbestos-related costs.

Asbestos charges for the first nine months of 1999 totaled $62.5 million compared with $13.5 million for the same 1998 period. Although new Personal Injury Cases were filed in the first nine months of 1999 at significantly below the rate at which cases were filed in the first nine months of 1998, asbestos charges to results of operations have been higher in 1999 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings.

U.S. Gypsum expects that periodic charges will continue to be necessary in the future in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, U.S. Gypsum's average settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions. In addition, U.S. Gypsum will continue to evaluate whether its probable liability for future personal injury cases can be reasonably estimated. If such an estimate can be made, it is probable that an additional charge to results of operations would be necessary. Although the timing and amount of the resulting charge to results of operations cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken. The asbestos litigation is not expected to have a significant impact on the Corporation's liquidity or cash flows during 1999. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1999, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 14, 1999

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

U.S. Gypsum is a defendant in 11 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). Ten additional property damage claims have been threatened against U.S. Gypsum. During the years 1996 -1998, 5 new Property Damage Cases were filed against U.S. Gypsum while 26 were closed; the Company spent an average of $23.5 million per year on the defense and settlement of Property Damage Cases, but received a total of $154.5 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 100,000 claimants, as well as an additional 54,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 80,000 claims in 1998, compared to 23,500 claims in 1997, 28,000 claims in 1996 and 14,000 in 1995. Filings of Personal Injury Cases increased substantially as a result of a 1997 ruling by the U.S. Supreme Court rejecting the Georgine v. Amchem class action settlement, in which U.S. Gypsum had participated as a member of the Center for Claims Resolution, referred to below. During the first nine months of 1999, approximately 38,000 new Personal Injury Claims were filed against U.S. Gypsum, including approximately 10,800 in the third quarter. U.S. Gypsum's average cost to resolve Personal Injury Cases during the years 1996-1998 was approximately $1,800 per claim, exclusive of defense costs. Over that period, U.S. Gypsum expended an average of $40.4 million per year on Personal Injury Cases, of which an average of $31.4 million was paid by insurance.

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

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with most of its solvent carriers. As of September 30, 1999, after deducting insolvent coverage and insurance paid out to date, approximately $183 million of potential insurance remained, including approximately $138 million of insurance from six carriers that have agreed, subject to certain limitations and conditions, to cover asbestos-related costs, and approximately $45 million from three carriers that have not yet agreed to make their coverage available on acceptable terms. A minimum of $10 million of the disputed coverage is expected to be available regardless of the outcome of further proceedings. U.S. Gypsum is attempting to resolve its disputes with the nonsettling carriers through either a negotiated resolution or further litigation in the Coverage Action.

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

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at September 30, 1999, can be resolved for an amount totaling between $337 million and $425 million, including defense costs. Most of these amounts are expected to be expended over the next three to five years, although settlements of some Personal Injury Cases will be consummated over periods as long as seven years. Significant insurance funding is available for these costs, as detailed below, although resolution of the pending cases is expected to consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases.

Accounting for Asbestos Liability: As of September 30, 1999, U.S. Gypsum had reserved $337 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $148 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance that is either committed or probable of recovery. Additional amounts may be reimbursed by insurance depending upon the outcome of litigation and negotiations relating to the $35 million of insurance that is presently disputed. As of September 30, 1999, U.S. Gypsum had an additional $34 million reserved for asbestos liabilities and asbestos-related expenses.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. The Company historically has accrued $18 million annually ($4.5 million per quarter) for asbestos costs. In view of the high level of personal injury filings that followed the termination of Georgine, U.S. Gypsum accrued an additional $8 million (or a total of $12.5 million) in both the fourth quarter of 1998 and the first quarter of 1999. U.S. Gypsum reserved a total of $30 million in the second quarter of 1999, largely as a result of increased filings of Personal Injury Cases in the quarter, and reserved $20 million in the third quarter based on new filings in the quarter. Although new Personal Injury Cases were filed in the first nine months of 1999 at a rate significantly below the rate at which cases were filed in the first nine months of 1998, asbestos charges to results of operations have been higher in 1999 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings. Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, changes in U.S. Gypsum's average settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions. In addition, the Company will continue to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. If such an estimate can be made, it is probable that an additional charge to results of operations would be necessary. Although the timing and amount of the resulting charge cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken.

CONCLUSION
The above estimates and reserves are re-evaluated periodically as additional information becomes available. Additional charges to results of operations are expected to be necessary in light of future events, and such charges could be material to results of operations in the period in which they are taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation.


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



                                   USG CORPORATION



                                   By  /s/ Dean H. Goossen
                                       -----------------------------------
                                       Dean H. Goossen,
                                       Corporate Secretary,
                                       USG Corporation


                                   By  /s/ Raymond T. Belz
                                       -----------------------------------
October 29, 1999                       Raymond T. Belz,
                                       Senior Vice President and Controller,
                                       USG Corporation