Form 10-K405
period 1999-12-31
USG CORP
filed 2000-03-01
CIK 757011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K
                                -----------------

(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)
                     For fiscal year ended December 31, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _______________ to _______________.

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

                                -----------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Exchange on
              Title of Each Class                       Which Registered
              -------------------                       ----------------

                                                     New York Stock Exchange
        Common Stock, $0.10 par value                Chicago Stock Exchange
        ------------------------------               ----------------------

                                                     New York Stock Exchange
        Preferred Share Purchase Rights               Chicago Stock Exchange


        8.5% Senior Notes, Due 2005                  New York Stock Exchange
        ------------------------------               -----------------------



           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

--------------------------------------------------------------------------------
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No
     As of January 31, 2000, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange closing prices) was approximately $1,810,905,000.
     As of January 31, 2000, 48,807,531, shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



1. Portions of the Corporation's 1999 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 10, 2000, is incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.



                                TABLE OF CONTENTS


PART I                                                                                                         Page
------                                                                                                         ----
Item   1.     Business........................................................................................   3
Item   2.     Properties......................................................................................   8
Item   3.     Legal Proceedings...............................................................................   9
Item   4.     Submission of Matters to a Vote of Security Holders.............................................  10

PART II
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters........................  10
Item   6.     Selected Financial Data.........................................................................  10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition...........  10
Item   8.     Financial Statements and Supplementary Data.....................................................  10
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............  10

PART III
Item  10.     Directors and Executive Officers of the Registrant..............................................  11
Item  11.     Executive Compensation..........................................................................  13
Item  12.     Security Ownership of Certain Beneficial Owners and Management..................................  13
Item  13.     Certain Relationships and Related Transactions..................................................  13

PART IV
Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  13

Signatures....................................................................................................  20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (together with its subsidiaries, called "USG" or "the Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation, and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

     Through its subsidiaries, USG is a leading manufacturer and distributor of building materials producing a wide range of products for use in new residential, new nonresidential and repair and remodel construction, as well as products used in certain industrial processes.

     USG is focused on building long-term stockholder value through dividends, share repurchases and the five elements of its strategic growth plan. USG began paying a $0.10 per share cash dividend in the fourth quarter of 1998 and increased it to $0.15 in the fourth quarter of 1999. Under a multi-year share repurchase plan that contemplates buying back up to 5 million shares, USG has bought back nearly 1.7 million shares since the program began in the fourth quarter of 1998. USG is investing in its businesses under five central strategies - building for growth by adding capacity and lowering production costs, leading in product innovation, expanding its building products distribution business, enhancing customer service and promoting its brand names.

     USG's operations are organized into three operating segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution.


NORTH AMERICAN GYPSUM

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and Yeso Panamericano S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for nearly one-third of total domestic gypsum wallboard sales in 1999. CGC is the largest producer of gypsum wallboard in eastern Canada.

Products

     North American Gypsum manufactures and markets building and industrial products used in a variety of applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage-resistant assemblies for both interior and exterior construction. In 1998, USG launched a new product platform: FIBEROCK brand gypsum fiber panels. This product line currently includes abuse-resistant wall panels and floor underlayment. The Corporation produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand gypsum wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of RED

TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

Manufacturing

     North American Gypsum's products are manufactured at 50 plants located throughout the United States and Canada and in central Mexico. To meet growing demand, USG is investing in state-of-the art manufacturing facilities. New production capacity will serve to meet the demands of USG's customers and improve profitability. Upon completion of the five projects described below, USG will have added more than 2 billion square feet of net new capacity with lower operating costs than those of the old facilities it is replacing.

     In the second quarter of 1999, U.S. Gypsum completed the startup of a new SHEETROCK brand gypsum wallboard and joint compound plant in Bridgeport, Ala. This new facility replaced the 90-year-old Plasterco, Va. plant, which was shutdown on December 23, 1999. In the Midwest, U.S. Gypsum completed construction of a new production line for SHEETROCK brand gypsum wallboard at its East Chicago, Ind., plant. This new line replaced an existing high-cost line and began operation in the fourth quarter of 1999.

     In the Northeast, U.S. Gypsum is building a new SHEETROCK brand gypsum wallboard plant in Aliquippa, Pa. Construction of this facility is on schedule to be completed in the second quarter of 2000. In the Northwest, ground was broken in 1999 for a new SHEETROCK brand gypsum wallboard plant in Rainier, Ore., which is expected to be fully operational in 2001. A significant portion of the new capacity provided by this plant will replace existing USG shipments into the region from plants as far away as Iowa, Texas and Ontario, Canada. In the Southwest, construction began in 1999 on a new production line for SHEETROCK brand gypsum wallboard at U.S. Gypsum's plant in Plaster City, Calif. This new low-cost production line will replace a 41-year-old, high-cost production line. This facility also is expected to be fully operational in 2001.

     Construction of a new facility to manufacture FIBEROCK brand gypsum fiber panels, USG's newest product platform, was completed in the fourth quarter of 1999. This production line, located at the company's wallboard plant in Gypsum, Ohio, will complement the gypsum fiber panel plant in Port Hawkesbury, Nova Scotia, Canada.

     In the fourth quarter of 1999, USG acquired Sybex, Inc., the holding company of Beadex Manufacturing Company, Inc. and The Synkoloid Company of Canada. Sybex operates joint compound and paper-faced metal corner bead plants in the United States and Canada. With annual sales of approximately $58 million, Sybex is the leader in joint compound in the Pacific Northwest and western Canada and the leader in paper-faced metal corner bead in North America.

     Gypsum rock is mined or quarried at 12 company-owned locations in the United States and Canada. In 1999, these facilities provided approximately 84% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from various outside sources. Outside purchases accounted for 16% of the gypsum used in the Corporation's North American plants. The Corporation's geologists estimate that recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 198 million tons, of which approximately 69% are located in the United States and 31% in Canada. Additional reserves of approximately 153 million tons are found on three properties not in operation. The Corporation's total average annual production of crude gypsum in the United States and Canada during the past five years was 10.2 million tons.

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

Marketing and Distribution

     Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of USG, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 1999, about 45% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 37% of volume demand was generated by residential and nonresidential repair and remodel activity, 11% of volume demand was generated by new nonresidential construction activity and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

Competition

     The Corporation competes in North America as the largest of 13 producers of gypsum wallboard products and in 1999 accounted for nearly one-third of total gypsum wallboard sales in the United States. In 1999, U.S. Gypsum shipped 9.2 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated at
31.0 billion square feet, also a record. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, James Hardie Gypsum, The Celotex Corporation, Temple-Inland Forest Products Corporation, American Gypsum and several smaller, regional competitors. Major competitors in Canada include BPB Westroc and Georgia-Pacific Corporation. In Mexico, the Corporation's major competitor is Panel Rey.


WORLDWIDE CEILINGS

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc. ("USG Interiors"), the international interior systems business managed as USG International and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. In 1999, Worldwide Ceilings was estimated to be the largest producer of ceiling grid and the second-largest producer of ceiling tile in the world.

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


BUILDING PRODUCTS DISTRIBUTION

Business

     Building Products Distribution consists of L&W Supply, the leading distributor of wallboard and related building products in the United States. In 1999, L&W Supply distributed approximately 10% of all gypsum wallboard in the United States (including approximately 28% of U.S. Gypsum's wallboard production).

Marketing and Distribution

     L&W Supply, was organized in 1971 by U.S. Gypsum and, as of December 31, 1999, operated 193 distribution locations in 37 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 53% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 92% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

Competition

     L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with locations in the southern, central and western United States. There are several regional competitors, such as, CSR RINKER in the southeast (primarily in Florida) and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers and acoustical tile distributors.

OTHER INFORMATION

     The Corporation's plants are substantial users of energy. Five major fuel types are used in a mix consisting of 82% natural gas, 10% electricity, 3% oil, 2% coke and 3% purchased hot air. With few exceptions, plants that use natural gas are equipped with fuel standby systems, principally oil. Primary fuel supplies have been adequate, and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

     None of the operating segments have any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for more than 10% of the Corporation's 1999 or 1998 consolidated net sales. Because orders are filled upon receipt, no operating segment has any significant backlog.

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

     One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Information pertaining to legal proceedings is included in "Notes to Financial Statements -
Note 16. Litigation" of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.

     Financial information pertaining to operating segments, foreign and domestic operations and export sales is included in "Notes to Financial Statements - Note 15. Segments" of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.

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

NORTH AMERICAN GYPSUM

Gypsum Wallboard and Other Gypsum Products

Baltimore, Md.                      Gypsum, Ohio                       Southard, Okla.
Bridgeport, Ala.                    Jacksonville, Fla.                 Sperry, Iowa
Boston (Charlestown), Mass.         New Orleans, La.                   Stony Point, N.Y.
Detroit (River Rouge), Mich.        Norfolk, Va.                       Sweetwater, Texas
East Chicago, Ind.                  Oakfield, N.Y.                     Hagersville, Ontario, Canada
Empire, Nev.                        Plaster City, Calif.               Montreal, Quebec, Canada
Fort Dodge, Iowa                    Santa Fe Springs, Calif.           St. Jerome, Quebec, Canada (currently idle)
Fremont, Calif.                     Shoals, Ind.                       Puebla, Puebla, Mexico
Galena Park, Texas                  Sigurd, Utah                       Saltillo, Coahuila, Mexico

The Plasterco, Va., plant was shutdown on December 23, 1999.

Joint Compound (surface preparation and joint treatment products)

Auburn, Wash.                       Gypsum, Ohio                       Edmonton, Alberta, Canada
Bridgeport, Ala.                    Jacksonville, Fla.                 Hagersville, Ontario, Canada
Chamblee, Ga.                       Port Reading, N.J.                 Montreal, Quebec, Canada
Dallas, Texas                       Sigurd, Utah                       Surrey, British Columbia, Canada
East Chicago, Ind.                  Tacoma, Wash. (leased)             Puebla, Puebla, Mexico
Fort Dodge, Iowa                    Torrance, Calif.                   Port Klang, Malaysia (leased)
Galena Park, Texas                  Calgary, Alberta, Canada

Gypsum Rock (mines and quarries)

Alabaster (Tawas City), Mich.       Shoals, Ind.                       Sweetwater, Texas
Empire, Nev.                        Sigurd, Utah                       Hagersville, Ontario, Canada
Fort Dodge, Iowa                    Southard, Okla.                    Little Narrows, Nova Scotia, Canada
Plaster City, Calif.                Sperry, Iowa                       Windsor, Nova Scotia, Canada


Synthetic gypsum is processed at Belledune, New Brunswick, Canada.
Mining operations at Plasterco, Va., were shut down on December 23, 1999.

Paper for Gypsum Wallboard

Clark, N.J.                         Jacksonville, Fla.                 South Gate, Calif.
Galena Park, Texas                  North Kansas City, Mo.
Gypsum, Ohio                        Oakfield, N.Y.

Other Products

     A mica-processing plant is located at Spruce Pine, N.C.; perlite ore is produced at Grants, N.M.; and drywall metal products are manufactured at Medina, Ohio (leased). Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio, and Port Hawkesbury, Nova Scotia, Canada. Paper-faced metal corner bead is manufactured at Auburn, Wash. and Weirton, W.Va. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes) and New Orleans, La. (lime products).

Ocean Vessels

     Gypsum Transportation Limited, a wholly owned subsidiary of USG headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market. A contract to build a new self-unloading vessel was entered into with Hyundai Mipo Dockyard Ltd. in December 1999, providing for delivery in about 18 months from the date of contract.


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


ITEM 3.  LEGAL PROCEEDINGS

     Information pertaining to legal proceedings is included in "Notes to Financial Statements - Note 16. Litigation" of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices, the number of stockholders of record and the amount of quarterly cash dividends is included in "Selected Quarterly Financial Data" of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.

     On November 22, 1996, the Corporation entered into a retention agreement with an employee, formerly the principal stockholder of a corporation certain of whose assets were purchased by the Corporation, whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000, in five separate annual installments each having a value equal to $50,000, in reliance on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The third and fourth annual grants of 1,021 and 990 common shares were made on November 23, 1998, and November 22, 1999, respectively. The unregistered common stock is restricted from transfer, resale or other disposition until November 22, 2001.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data are included in the "Five-Year Summary" of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Corporation's 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data included in the "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity," "Consolidated Statement of Comprehensive Income," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1999 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 10, 2000)

            NAME, AGE AND                BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS        PRESENT POSITION
          PRESENT POSITION                                                                        HELD SINCE
 -----------------------------------------------------------------------------------------------------------------
 William C. Foote, 48                President  and  Chief  Operating  Officer  from  January     August 1999
 Chairman, President and Chief       1994 to January  1996;  President  and  Chief  Executive
 Executive Officer                   Officer to April 1996;  Chairman,  President  and  Chief
                                     Executive Officer from April 1996 to June 1997; Chairman
                                     and Chief Executive Officer from June 1997 to August
                                     1999.


 P. Jack O'Bryan, 64                 Senior  Vice  President -  Worldwide  Manufacturing  and     August 1999
 Vice Chairman; President and Chief  Technology  to October 1995;  Executive Vice President -
 Executive Officer, L&W Supply       Worldwide  Ceilings to  September  1996;  Executive Vice
 Corporation                         President  -  Operations  to  June 1997;  President  and
                                     Chief  Executive  Officer,  United States Gypsum Company
                                     from  October 1996 to February 1999; President and Chief
                                     Executive  Officer, USG   Interiors, Inc.  from  October
                                     1995 to  February  1999;  President and  Chief Operating
                                     Officer  from  June 1997 to  August 1999;  President and
                                     Chief  Executive  Officer, L&W  Supply Corporation  from
                                     February 1999 to the present.

 Richard H. Fleming, 52              Senior  Vice  President and Chief  Financial  Officer to     February 1999
 Executive Vice President and        February 1999.
 Chief  Financial Officer

 Raymond T. Belz, 59                 Vice  President and  Controller,  USG  Corporation  from      February 1999
 Senior Vice President and           January   1994   to  February   1999;   Vice   President
 Controller; Executive Vice          Financial  Services,   United States Gypsum Company from
 President, Financial Operations,    January  1994 to January 1995;  Vice President and Chief
 North American Gypsum and           Financial  Officer,  North  American Gypsum from January
 Worldwide Ceilings                  1995  to  September  1996;   Vice  President   Financial
                                     Operations, North American Gypsum and Worldwide Ceilings
                                     from September 1996 to February 1999.

 Arthur G. Leisten, 58               Same position.                                               February 1994
 Senior Vice President and
 General Counsel

 Edward M. Bosowski, 45              Vice  President and Chief Financial  Officer,  Worldwide     February 1999
 Vice President; President and       Ceilings and  Vice  President,  USG  Interiors,  Inc. to
 Chief Executive Officer, United     September  1996;  Executive Vice  President - Marketing,
 States Gypsum Company               United States Gypsum Company to February 1999.

 Brian W. Burrows, 60                Same position.                                               March 1987
 Vice President, Research and
 Technology

            NAME, AGE AND                BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS        PRESENT POSITION
          PRESENT POSITION                                                                        HELD SINCE
 -----------------------------------------------------------------------------------------------------------------
 Brian J. Cook, 42                   Director, Employee Relations, Training and Corporate         December 1998
 Vice President, Human Resources     Employee Counsel to April 1996; Director, Human
                                     Resources Planning and Development and Corporate
                                     Employee Counsel to December 1997; Director, Human
                                     Resources - Operations to December 1998.

 Stanley L. Ferguson, 47             Associate General Counsel to February 1999.                  February 1999
 Vice President and Associate
 General Counsel

 Jean K. Holley, 40                  Director, Information Technology, WMX Environmental          August 1998
 Vice President and Chief            Monitoring Laboratories to March 1996; Director,
 Information Officer                 Information Systems, Rust Industrial Services (a
                                     subsidiary of Waste Management Corporation) to
                                     December 1996; Senior Director, Information
                                     Technology, Waste Management Corporation to August
                                     1998.

 Marcia S. Kaminsky, 41              Director, Public Relations, The Nutrasweet Company to        October 1998
 Vice President, Communications      March 1995; Vice President, U.S. Communications, Bank
                                     of Montreal/Harris Bank to January 1997; Senior Vice
                                     President, Public Affairs, Bank of Montreal/Harris
                                     Bank to October 1998.

 D. Rick Lowes, 45                   Vice President and Chief Financial Officer, CGC Inc.         January 1999
 Vice President and Treasurer        to January 1999.

 Peter K. Maitland, 58               Director, Employee Benefits and Office Facilities to         February 1999
 Vice President, Compensation,       June 1997; Director, Employee Benefits and Office
 Benefits and Administration         Management to February 1999.

 John H. Meister,  42                Director, Marketing East, United States Gypsum Company       February 1999
 Vice President; President and       to July 1994; Vice President Marketing - East, United
 Chief Executive Officer, USG        States Gypsum Company to November 1995; Executive Vice
 Interiors, Inc.                     President and Chief Operating Officer, L&W Supply
                                     Corporation to May 1996; President and Chief Executive
                                     Officer, L&W Supply Corporation to February 1999.


 Daniel J. Nootens, 61               Executive Vice President & Chief Operating Officer,          June 1997
 Vice President; Executive Vice      United States Gypsum Company from July 1994 to
 President, Strategic Manufacturing  September 1996; Executive Vice President - Operations,
 & Capital Investments, North        North American Gypsum from September 1996 to June 1997.
 American Gypsum and Worldwide
 Ceilings

 Robert B. Sirgant, 59               Vice President, National  Accounts, United States            August 1999
 Vice President, Corporate           Gypsum Company from July 1994 to January  1995; Vice
 Customer Relations                  President, Corporate Accounts from January 1995 to
                                     August 1999.

 Dean Goossen, 52                    Same position.                                               February 1994
 Corporate Secretary

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


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this 10-K Report:


     1. The consolidated financial statements, notes to financial statements and report of independent public accountants included in the Corporation's 1999 Annual Report to Stockholders and listed below are incorporated herein by reference:

         Consolidated Statement of Earnings - Years ended December 31, 1999, 1998 and 1997.

         Consolidated Balance Sheet - As of December 31, 1999 and 1998.

         Consolidated Statement of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statement of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statement of Comprehensive Income - Years ended December 31, 1999, 1998 and 1997.

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

     3.  Exhibits (Reg. S-K, Item 601):

   EXHIBIT
     NO.                                                                    PAGE
     ---                                                                    ----
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

             (d) First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's Annual Report on Form 10-K, dated February 26, 1999).

             (e)  Form of Termination Compensation Agreement.                21

             (f) Form of Indemnification Agreement (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration No. 33-51845 on Form S-1).

             (g)  Form of Employment Agreement                               32

             (h) Credit Agreement dated as of July 27, 1995, among USG Corporation and the Banks listed on the signature page thereto and Chase Manhattan Bank (formerly Chemical Bank) as Agent (incorporated by reference to Exhibit 99(a) of Amendment No. 3 to USG Corporation's Registration Statement No. 33-60563 on Form S-3, dated July 28, 1995).

             (i) Amendment No. 1, dated as of February 1, 1996, to the Credit Agreement (incorporated by reference to Exhibit 10(l) of USG Corporation's 1995 Annual Report on Form 10-K, dated February 29, 1996).

             (j) Amendment No. 2, dated as of May 14, 1997, to the Credit Agreement (incorporated by reference to Exhibit 10(l) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

             (k)  1995 Long-Term Equity Plan of USG Corporation
                  (incorporated by reference to Annex A to USG
                  Corporation's Proxy Statement and Proxy, dated
                  March 31, 1995).

             (l)  1999 Annual Management Incentive Program - USG
                  Corporation.                                               42

             (m) Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy
                  Statement and Proxy, dated March 28, 1997).

             (n) First Amendment to Omnibus Management Incentive Plan, dated as of November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on Form 10-K, dated February 20,
                  1998).

             (o) Amended and Restated Stock Compensation Program for Non-Employee Directors of USG Corporation, dated July 1, 1997 (incorporated by reference to Exhibit 10(q) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

     13   Portions of USG  Corporation's  1999 Annual Report to
          Stockholders.  (Such report  is not  deemed  to be filed
          with the  Commission  as part of this Annual  Report on Form
          10-K,  except for the  portions  thereof  expressly
          incorporated by reference.)                                        49

     21   Subsidiaries                                                       81

     23   Consents of Experts and Counsel                                    82

     24   Power of Attorney                                                  83

     27   Financial Data Schedule                                            84


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1999.

                             INDEX TO EXHIBITS FILED
                       WITH THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999



EXHIBIT                                                                     PAGE
-------                                                                     ----

10(e)  Form of Termination Compensation Agreement                            21

10(g)  Form of Employment Agreement                                          32

10(l)  1999 Annual Management Incentive Program - USG Corporation            42

13     Portions of USG Corporation's 1999 Annual Report to Stockholders      49

21     Subsidiaries                                                          81

23     Consent of Experts and Counsel                                        82

24     Power of Attorney                                                     83

27     Financial Data Schedule                                               84



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

                                 USG CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN MILLIONS)


                                                                         PROVISION      RECEIVABLES
                                                                         CHARGED TO      WRITTEN OFF
                                                           BEGINNING      COSTS AND     AND DISCOUNTS     ENDING
                                                            BALANCE       EXPENSES         ALLOWED        BALANCE
                                                           ---------     ----------     -------------     -------
YEAR ENDED DECEMBER 31, 1999:

     Doubtful accounts.................................   $     14       $      4       $     (4)       $    14
     Cash discounts....................................          4             59            (59)             4


YEAR ENDED DECEMBER 31, 1998:

     Doubtful accounts.................................         14               4            (4)             14
     Cash discounts....................................          3              59           (58)              4


YEAR ENDED DECEMBER 31, 1997:

     Doubtful accounts.................................         14               5            (5)             14
     Cash discounts....................................          3              52           (52)              3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  WITH RESPECT TO FINANCIAL STATEMENT SCHEDULE



     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in USG Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 27, 2000. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule on page 18 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                      /s/Arthur Andersen LLP

                                                      ARTHUR ANDERSEN LLP
Chicago, Illinois
February 29, 2000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            USG CORPORATION
February 29, 2000


                                            By:  /s/Richard H. Fleming
                                                 ----------------------------
                                                 Richard H. Fleming
                                                 Executive Vice President and
                                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                           February 29, 2000
------------------------------
WILLIAM C. FOOTE
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                         February 29, 2000
------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                            February 29, 2000
------------------------------
RAYMOND T. BELZ
Senior Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT, KEITH A. BROWN,          )  By: /s/ Richard H. Fleming
W.H. CLARK, JAMES C. COTTING,                      ----------------------
LAWRENCE M. CRUTCHER, W. DOUGLAS            )      Richard H. Fleming
FORD, DAVID W. FOX, VALERIE B. JARRETT,     )      Attorney-in-fact
MARVIN E. LESSER, P. JACK O'BRYAN,          )      Pursuant to Power of Attorney
JOHN B. SCHWEMM, JUDITH A. SPRIESER,        )      (Exhibit 24 hereto)
Directors                                   )      February 29, 2000