Form 10-Q
period 2000-03-31
USG CORP
filed 2000-05-10
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000
                                                             --------------
                                       OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from          to
                                                             ---------  --------

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

As of March 31, 2000, 46,827,513 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                          Page
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Statement of Earnings:
                  Three Months Ended March 31, 2000 and 1999                3

         Consolidated Balance Sheet:
                  As of March 31, 2000 and December 31, 1999                4

         Consolidated Statement of Cash Flows:
                  Three Months Ended March 31, 2000 and 1999                5

         Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                           10

Report of Independent Public Accountants                                   18


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   23


SIGNATURES                                                                 24

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------

Net sales                                           $      938      $      823

Cost of products sold                                      670             592
                                                    ----------      ----------
Gross profit                                               268             231

Selling and administrative expenses                         84              77
                                                    ----------      ----------
Operating profit                                           184             154

Interest expense                                            12              13

Interest income                                             (2)             (1)

Other expense, net                                           1               1
                                                    ----------      ----------
Earnings before income taxes                               173             141

Income taxes                                                67              55
                                                    ----------      ----------
Net earnings                                               106              86
                                                    ==========      ==========

Basic earnings per common share                           2.19            1.73

Diluted earnings per common share                         2.18            1.71

Dividends paid per common share                           0.15            0.10

Average common shares                               48,137,789      49,691,088
Average diluted common shares                       48,388,042      50,351,176


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                           AS OF       AS OF
                                                         MARCH 31,  DECEMBER 31,
                                                            2000       1999
                                                         ---------  -----------
ASSETS
Current Assets:
Cash and cash equivalents                                $      61    $     197
Receivables (net of reserves of $19 and $18)                   425          361
Inventories                                                    264          256
Current and deferred income taxes                               26           59
                                                         ---------    ---------
Total current assets                                           776          873

Property, plant and equipment (net of reserves
    for depreciation and depletion of $389 and $373)         1,657        1,568
Other assets                                                   331          332
                                                         ---------    ---------
Total Assets                                                 2,764        2,773
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                               187          172
Accrued expenses                                               249          303
Notes payable                                                   13           16
                                                         ---------    ---------
Total current liabilities                                      449          491

Long-term debt                                                 592          577
Deferred income taxes                                          124          138
Other liabilities                                              717          700

Stockholders' Equity:
Preferred stock                                                  -            -
Common stock                                                     5            5
Treasury stock                                                (130)         (56)
Capital received in excess of par value                        310          316
Deferred currency translation                                  (36)         (33)
Reinvested earnings                                            733          635
                                                         ---------    ---------
Total stockholders' equity                                     882          867
                                                         ---------    ---------
Total Liabilities and Stockholders' Equity                   2,764        2,773
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------
OPERATING ACTIVITIES:
Net earnings                                              $     106    $     86
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                     26          22
    Current and deferred income taxes                            19          37
(Increase) decrease in working capital:
    Receivables                                                 (64)        (57)
    Inventories                                                  (8)          6
    Payables                                                     15          20
    Accrued expenses                                            (54)        (33)
Increase in other assets                                         (8)        (16)
Increase in other liabilities                                    25          26
Other, net                                                       (4)         (6)
                                                          ---------    --------
Net cash from operating activities                               53          85
                                                          ---------    --------
INVESTING ACTIVITIES:
Capital expenditures                                           (116)        (92)
Net proceeds from asset dispositions                              2           1
                                                          ---------    --------
Net cash to investing activities                               (114)        (91)
                                                          ---------    --------
FINANCING ACTIVITIES:
Issuance of debt                                                117          16
Repayment of debt                                              (105)        (33)
Short-term borrowings, net                                        -          10
Cash dividends paid                                              (7)         (5)
Issuances of common stock                                         -           6
Purchases of common stock                                       (80)        (12)
                                                          ---------    --------
Net cash to financing activities                                (75)        (18)
                                                          ---------    --------

Net decrease in cash and cash equivalents                      (136)        (24)
Cash and cash equivalents at beginning of period                197         152
                                                          ---------    --------
Cash and cash equivalents at end of period                       61         128
                                                          =========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                    20          26
Income taxes paid                                                46          18


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 2000, and December 31, 1999, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1999 Annual Report on Form 10-K dated February 29, 2000.


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

         Three Months Ended                        Net      Shares    Per Share
         March 31,                              Earnings    (000)       Amount
         -----------------------------------------------------------------------
         2000
         Basic earnings                        $     106     48,138   $     2.19
         Effect of Dilutive Securities:
         Options                                                250
         -----------------------------------------------------------------------
         Diluted Earnings                            106     48,388         2.18
         =======================================================================
         1999
         Basic earnings                               86     49,691         1.73
         Effect of Dilutive Securities:
         Options                                                660
         -----------------------------------------------------------------------
         Diluted Earnings                             86     50,351         1.71
         =======================================================================

(3) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $103 million and $82 million for the three months ended March 31, 2000 and 1999, respectively. There was no tax impact on the foreign currency translation adjustments.


(4) USG's operations are organized into three operating segments: North American Gypsum, which manufactures and markets gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. Operating segment results for the first quarters of 2000 and 1999 were as follows (dollars in millions):

                                          Net Sales          Operating Profit
--------------------------------------------------------------------------------
Three Months Ended March 31,            2000      1999       2000        1999
--------------------------------------------------------------------------------

North American Gypsum                 $   553    $   488    $   154     $   145
Worldwide Ceilings                        167        157         17          13
Building Products Distribution            356        300         27          10
Corporate                                   -          -        (16)        (14)
Eliminations                             (138)      (122)         2           -
--------------------------------------------------------------------------------
Total                                     938        823        184         154
================================================================================

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

         Energy Derivative Instruments:
         The Corporation uses swap and option contracts to hedge anticipated purchases of fuel to be utilized in the manufacturing processes for gypsum wallboard and ceiling tile. These contracts are designated as hedges and qualify for hedge accounting. Unrealized gains and losses and option premiums are deferred and included in net earnings as part of the underlying transaction.

         Foreign Exchange Derivative Instruments:
         The Corporation has operations in a number of countries and due to intercompany and third-party transactions is exposed to changes in foreign currency exchange rates. The Corporation manages these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net exposures are hedged, forward and/or option contracts are used. Gains and/or losses on these foreign currency hedges are included in net earnings in the period in which the exchange rates change.


(6) As of March 31, 2000, common shares totaling 2,115,600 were reserved for future issuance in conjunction with existing stock option grants. In addition, 18,478 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.


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

(8) Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. are being purchased by USG

         Funding Corporation and transferred to a trust administered by Chase Manhattan Bank as trustee. Certificates representing an ownership interest of up to $130 million in the trust have been issued to an affiliate of Citicorp North America, Inc. USG Funding, a special-purpose subsidiary of USG Corporation, is a separate corporate entity with its own separate creditors that will be entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder. Receivables and, when applicable, debt outstanding in connection with the receivables facility remain in receivables and long-term debt, respectively, on the Corporation's consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS

NET SALES
USG's net sales in the first quarter of 2000 were $938 million, a record level for any first quarter and a 14% increase compared with $823 million for the same period in 1999. This performance reflects increased sales for each of USG's businesses, a 13% increase in the selling prices of United States Gypsum Company's SHEETROCK brand gypsum wallboard and the addition of net sales for Sybex, Inc., which was acquired in late 1999.


GROSS PROFIT
Gross profit as a percent of net sales improved to 28.6% in the first quarter of 2000, up from 28.1% in the prior-year period. The increase in margin primarily reflects the higher level of selling prices for SHEETROCK brand gypsum wallboard. This gain was partially offset by a higher asbestos-related charge in the first quarter of 2000. See "Legal Contingencies" below for additional information on asbestos-related costs.


SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses in the first quarter of 2000 totaled $84 million, up 9% from $77 million a year ago. However, these expenses as a percent of net sales improved to 9.0% from 9.4%. The increase in expense dollars primarily reflects information technology initiatives, a higher level of compensation and benefits, and the addition of overhead for Sybex, Inc.


INTEREST EXPENSE
Interest expense of $12 million was incurred in the first quarter of 2000, compared with $13 million in the prior-year period.


INCOME TAXES
Taxes on income amounted to $67 million and $55 million in the first quarters of 2000 and 1999, respectively.


NET EARNINGS
Net earnings in the first quarter of 2000 were $106 million, up 23% from $86 million in the prior-year period. Diluted earnings per share increased to $2.18 from $1.71 a year ago. Average diluted shares outstanding decreased 4% year-on-year to 48.4 million from 50.4 million as a result of USG's share repurchase program.

CORE BUSINESS RESULTS

(dollars in millions)                    NET SALES           OPERATING PROFIT
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,         2000        1999        2000        1999
--------------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                $    513    $    460    $    141     $   134
CGC Inc. (gypsum)                        45          34           8           5
Other subsidiaries                       24          22           5           6
Eliminations                            (29)        (28)          -           -
--------------------------------------------------------------------------------
Total                                   553         488         154         145
--------------------------------------------------------------------------------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                     118         108          15          12
USG International                        57          52           1           -
CGC Inc. (ceilings)                      10          10           1           1
Eliminations                            (18)        (13)          -           -
--------------------------------------------------------------------------------
Total                                   167         157          17          13
--------------------------------------------------------------------------------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  356         300          27          10
--------------------------------------------------------------------------------

Corporate                                 -           -         (16)        (14)
Eliminations                           (138)       (122)          2           -
--------------------------------------------------------------------------------
Total USG Corporation                   938         823         184         154
================================================================================

NORTH AMERICAN GYPSUM
Net sales in the first quarter of 2000 increased 13% to $553 million and operating profit increased 6% to $154 million as compared to the first quarter of 1999.

United States Gypsum Company: U.S. Gypsum's net sales and operating profit were the highest for any first quarter in the company's history. This performance was led by improved pricing for SHEETROCK brand gypsum wallboard, which averaged $159.80 per thousand square feet during the first quarter of 2000, up 13% from $141.33 for the same period in 1999. The improved pricing more than offset slightly lower volume and higher manufacturing costs. Shipments of SHEETROCK brand gypsum wallboard totaled 2.167 billion square feet, 2% below first quarter 1999 shipments of 2.201 billion square feet. Manufacturing costs for wallboard rose in the first quarter of 2000 due to higher prices for wastepaper (the primary raw material of wallboard paper) and energy costs. U.S. Gypsum's plants operated at 92% of capacity during the first quarter of 2000 reflecting the normal seasonal slowdown for this business during the winter months.

CGC Inc.: Net sales and operating profit for the gypsum business of Canada-based CGC Inc. increased 32% and 60%, respectively, compared with the first quarter of 1999. The improved sales and profitability were due primarily to higher wallboard prices.


WORLDWIDE CEILINGS
Net sales in the first quarter of 2000 increased 6% to $167 million versus the first quarter of 1999. Operating profit of $17 million was up $4 million.

Solid levels of demand in North America and improved demand in international markets resulted in record first quarter shipments of DONN brand ceiling grid and AURATONE brand ceiling tile. USG's domestic ceilings business, USG Interiors, Inc., reported the highest first quarter net sales (up 9% versus
1999) and operating profit (up 25% versus 1999) in its history. USG International experienced a 10% increase in sales, while its operating profit was $1 million, compared with a breakeven performance in the first quarter of last year. Sales and operating profit for the ceilings division of CGC Inc. were unchanged from last year's first quarter.


BUILDING PRODUCTS DISTRIBUTION
L&W Supply, the leading specialty building products distribution business in the United States, reported first quarter 2000 net sales of $356 million, up 19%, while operating profit rose to $27 million from $10 million in the first quarter of 1999. Net sales, operating profit and wallboard prices were the highest for any first quarter, while wallboard volume was a record for any quarter in L&W Supply's history. In addition, first quarter sales and gross profit for L&W Supply's complementary building materials also were the highest for any first quarter in L&W Supply's history. L&W Supply currently operates out of 193 locations in the United States, distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

Based on leading indicators, such as new housing starts, existing home sales and nonresidential construction activity, the outlook for 2000 continues to be positive. Key drivers of demand for USG's products, such as consumer confidence, employment rates and interest rates, all remain at favorable levels.

Housing starts during the first three months of 2000 ran at a strong level. The Corporation is currently forecasting U.S. housing starts in 2000 to be 1.6 million units, down slightly from the 1.667 million units in 1999. However, this decline in new residential construction is expected to be offset by continued strength in repair and remodeling and new nonresidential construction.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1999 sales of existing homes of 5.2 million units will support residential repair and remodeling in 2000. This, combined with strong nonresidential repair and remodeling, will continue to provide growth in this market segment.

Sales of USG products to the new nonresidential construction market are expected to remain solid in 2000. Future demand for USG products from new nonresidential construction is gauged by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 3% in 1999.

Most of USG's sales outside of North America come from Western Europe, Latin America and the Asia Pacific region. However, USG's exposure in these markets represents a relatively minor share of the Corporation's total sales and earnings.

The U.S. market for gypsum wallboard has transitioned from allocation, as experienced in 1999, to free supply. In addition, new industry capacity will come on stream during the remainder of 2000. As a result, management anticipates downward pressure on gypsum wallboard prices as the year unfolds. However, 2000 looks to be another great year for USG due to solid demand for wallboard and related products combined with strategic investments in low-cost capacity, incremental volume and new product introductions.



LIQUIDITY AND CAPITAL RESOURCES


FINANCIAL STRATEGY
USG is focused on building long-term stockholder value through dividends, share repurchases and the five elements of its strategic growth plan.

Dividends: In the first quarter of 2000, USG paid a cash dividend of $0.15 per share. In 1999, USG paid cash dividends of $0.10 per share in the first, second and third quarters. Because of record earnings in 1999 and the forecast of a strong performance in 2000, USG increased its quarterly dividend to $0.15 in the fourth quarter of 1999.

Share Repurchases: During the first quarter of 2000, USG substantially increased the acquisition of its stock under its stock buyback program. The Corporation purchased 2.3 million shares during the quarter and an additional 500 thousand shares in early April. As of April 30, 2000, USG has acquired 4.8 million shares of a 5 million share repurchase program that began in the fourth quarter of 1998. On March 24, 2000, USG's Board of Directors authorized the purchase of an additional 5 million shares. Share repurchases are being made in the open market or through privately negotiated transactions and are being funded with available cash from operations.

Strategic Growth Plan: USG is investing in its businesses under five central strategies - building for growth by adding capacity and lowering production costs, leading in product innovation, expanding its building products distribution business, enhancing customer service and promoting its brand names.

CAPITAL EXPENDITURES
Capital spending amounted to $116 million in the first quarter of 2000, compared with $92 million in the corresponding 1999 period. As of March 31, 2000, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $165 million, compared with $260 million as of December 31, 1999.

USG's current capital spending program includes construction of new SHEETROCK brand gypsum wallboard plants in Aliquippa, Pa., and Rainier, Ore. In addition, U.S. Gypsum is replacing a 41-year-old high-cost production line with a new production line at its Plaster City, Calif., plant. The Aliquippa plant is on schedule to begin operating in the second quarter of 2000. Startups for the new Plaster City line and the new Rainier plant are expected in the third quarter and fourth quarter of this year, respectively.

USG also evaluates potential acquisitions of companies in the building products industry, as well as divestitures and joint ventures, on an ongoing basis. USG has external sources of capital available and adequate financial resources and liquidity to fund future growth opportunities such as new products, acquisitions and joint ventures.

WORKING CAPITAL
Working capital (current assets less current liabilities) as of March 31, 2000, amounted to $327 million, compared with $382 million as of December 31, 1999. The ratio of current assets to current liabilities was 1.73 to 1 as of March 31, 2000, compared with 1.78 to 1 as of December 31, 1999.

Receivables increased to $425 million as of March 31, 2000, from $361 million as of December 31, 1999. Inventories increased to $264 million from $256 million, and accounts payable rose to $187 million from $172 million. These variations reflect an increased overall level of business in the first quarter of 2000 as compared to the fourth quarter of 1999.

Cash and cash equivalents as of March 31, 2000, amounted to $61 million, down from $197 million as of December 31, 1999. During the first quarter of 2000, net cash flows to investing activities were $114 million. This reflects capital spending of $116 million, offset slightly by net proceeds of $2 million from asset dispositions. Net cash flows to financing activities of $75 million reflect $80 million used for stock repurchases and $7 million used for cash dividends, partially offset by a $12 million net increase in debt. Net cash flows from operating activities totaled $53 million.

DEBT
As of March 31, 2000, total debt amounted to $605 million, up $12 million from $593 million as of December 31, 1999. First quarter debt activity primarily consisted of an increase of $115 million in industrial revenue bonds, mostly associated with the Aliquippa, Pa., capital project, partially offset by paydowns of $80 million related to the accounts receivable credit facility and $25 million related to the U.S. revolving credit facility.

AVAILABLE LIQUIDITY
USG has additional liquidity available through several financing arrangements. Revolving credit facilities in the United States, Canada and Europe allow the Corporation to borrow up to an aggregate of $598 million (including a $125 million letter of credit subfacility in the United States), under which, as of March 31, 2000, outstanding revolving loans totaled $60 million and letters of credit issued and outstanding amounted to $16 million, leaving the Corporation with $522 million of unused and available credit.

USG had additional borrowing capacity of $130 million as of March 31, 2000, under its revolving accounts receivable facility. Furthermore, a shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.


OTHER MATTERS

YEAR 2000 COMPLIANCE
As described in USG's Form 10-K for the year ended December 31, 1999, USG had developed a plan to assure that its computer-based systems were made year 2000 compliant in advance of January 1, 2000. As of January 1, 2000 and since that date, USG has experienced no material disruption to its business operations nor does it know of any material disruptions due to year 2000 issues occurring at critical suppliers or customers. USG continues to monitor its operations and maintain its contingency plan in effect although it does not believe at this point that there will be any future disruption attributable to year 2000 issues anywhere in its business. The total cost of carrying out USG's year 2000 compliance plan was approximately $11 million.

EURO CURRENCY CONVERSION
Effective January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new, single currency unit, the euro. Prior to full implementation of the new currency for the participating countries on January 1, 2002, there is a three-year transition period during which parties may use either the existing currencies or the euro. However, during the transition period, all exchanges between currencies of the participating countries are required to be first converted through the euro.

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

LEGAL CONTINGENCIES
One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. In the quarter ended March 31, 2000, U.S. Gypsum recorded a charge of $22.0 million, reflecting new filings during the quarter. This compares to a $12.5 million charge taken in the first quarter of 1999. Although new Personal Injury Cases have been filed in 1999 and 2000 at a rate significantly below the rate at which cases were filed in 1998, asbestos charges to results of operations were higher in 1999 and 2000 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings.

Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of changes in membership of the Center for Claims Resolution (the "Center"), the continued solvency of other defendants, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions. In addition, U.S. Gypsum will continue to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate will require an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome of negotiations currently underway between the Center and certain plaintiffs' firms concerning settlements that would, among other things, apply medical criteria to the firm's future Personal Injury Cases. When such an estimate can be made, it is probable that an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation. See
Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity such as new housing construction, interest rates and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; risk of future disruption attributable to year 2000 issues; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties; and the outcome of contested asbestos-related litigation, the rate of new asbestos-related filings and the other factors described herein. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2000, and the related condensed consolidated statement of earnings for the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statement of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



                                           /s/ ARTHUR ANDERSEN LLP

                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
April 18, 2000

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

SUMMARY - The following is a brief summary; see Note 16 to the financial statements in the Corporation's 1999 Annual Report for additional information about the asbestos litigation.

U.S. Gypsum is a defendant in 10 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). During the years 1997-1999, three new Property Damage Cases were filed against U.S. Gypsum while 16 were closed; the Company spent an average of $14 million per year on the defense and settlement of Property Damage Cases, but received a total of $61.5 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 100,000 claimants, as well as an additional 52,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 48,000 claims in 1999, compared to 80,000 claims in 1998 and 23,500 claims in 1997. The Company believes that the higher rate of personal injury case filings in 1998 resulted, at least in part, from a Supreme Court ruling striking down a class action settlement that included an injunction against the filing of certain Personal Injury Cases from September 1994 until July 1997. It is anticipated that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high. U.S. Gypsum's average cost to resolve Personal Injury Cases during the past several years has been approximately $1,800 per claim, exclusive of defense costs. Over that period, U.S. Gypsum expended an average of $64.2 million per year on Personal Injury Cases (including $100 million in 1999), of which an average of $52 million ($85 million in 1999) was paid by insurance.

U.S. Gypsum is a member, together with 14 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Most of U.S. Gypsum's personal injury liability and defense costs have been paid by its insurance carriers. Punitive damages have never been awarded against U.S. Gypsum in a Personal Injury Case; whether such an award would be covered by insurance would depend on state law and the terms of the individual policies.

U.S. Gypsum and other Center members have stated their intention to pursue alternatives to the current tort system, including settlements with plaintiffs' firms that include agreements to resolve over time the firms' pending claims, as well as the firms' agreement to recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria. The Center reached several such agreements in 1999 and will continue to attempt to negotiate similar agreements in the future. The impact of such agreements cannot be determined at this time.

During 1999, three companies left the Center and the membership of another company was terminated by the Center's Board. One of the former Center members has refused to pay its share of certain settlements agreed to by the Center while that company was a member. Although to date plaintiffs in such cases have been successful in obtaining orders requiring the former member to pay its share of the settlements, further defaults by the former member may significantly increase the cost of resolving these cases for the remaining Center members, including U.S. Gypsum. In addition, during the first four months of 2000, two defendants in the Personal Injury Cases (not members of the Center) filed bankruptcy petitions. The absence of these defendants from the litigation may increase the cost of resolving Personal Injury Cases for other defendants, including the Center and U. S. Gypsum. The amount of such increase, if any, cannot presently be ascertained.

U.S. Gypsum's estimated cost of resolving pending Personal Injury Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with its solvent carriers. As of March 31, 2000, after deducting insolvent coverage and insurance paid out to date, approximately $102 million of insurance remained with eight carriers, all of which have agreed, subject to certain limitations and conditions, to cover asbestos-related costs. In addition, U.S. Gypsum is pursuing claims for reimbursement from estates of certain insolvent carriers and may recover additional reimbursement in amounts that are presently indeterminable but are not expected to be material.

Insurance payments to U.S. Gypsum for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded asbestos-related expenses by $6 million for 1999 and $0.7 million in 1997 due primarily to nonrecurring reimbursement for amounts expended in prior years. However, U.S. Gypsum's total asbestos-related expenditures exceeded aggregate insurance payments by $24 million in 1998.

ESTIMATED COST - The asbestos litigation involves numerous uncertainties that affect U.S. Gypsum's ability to estimate reliably its probable liability in the Personal Injury and Property Damage Cases. In the Property Damage Cases, such uncertainties include the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages. Uncertainties in the Personal Injury Cases include the number, characteristics and venue of Personal Injury Cases that are filed against U.S. Gypsum; the Center's ability to continue to resolve claims at historical or acceptable levels; the level of physical impairment of claimants; the viability of claims for punitive damages; the effect of recent changes in membership in the Center and any future changes in Center membership; the continued solvency of other defendants; the refusal of the former Center member described above to fund its share of existing settlement agreements; and the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants. As a result, any estimate of U.S. Gypsum's liability, while based upon the best information currently available, may not be an accurate prediction of actual costs and is subject to revision as additional information becomes available and developments occur.

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at March 31, 2000, can be resolved for an amount totaling between $332 million and $475 million, including defense costs. Most of these amounts are expected to be expended over the next three to five years, although settlements of some Personal Injury Cases will be consummated over periods as long as seven years. Insurance funding is available for a portion of these costs, as detailed below, although resolution of the pending cases will consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases, although, as noted below, the Company is actively engaged in examining the feasibility of such an estimate with the objective of providing such information when possible.

Accounting for Asbestos Liability: As of March 31, 2000, U.S. Gypsum had reserved $332 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $102 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance. As of March 31, 2000, U.S. Gypsum had an additional $34 million reserved for asbestos liabilities and asbestos-related expenses.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. U.S. Gypsum charged results of operations a total of $26 million in 1998 and $80.5 million in 1999 for asbestos-related costs, based largely on new filings during those years. In the quarter ended March 31, 2000, the Company took a charge of $22 million, reflecting new filings during the quarter. Although new Personal Injury Cases have been filed in 1999 and 2000 at a rate significantly below the rate at which cases were filed in 1998, asbestos charges to results of operations were higher in 1999 and 2000 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings. Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of changes in membership of the Center, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions.

In addition, U.S. Gypsum will continue to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate will require an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome of negotiations currently underway between the Center and certain plaintiffs' firms concerning settlements that would, among other things, apply medical criteria to the firms' future Personal Injury Cases. When such an estimate can be made, it is probable that an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken.

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

ENVIRONMENTAL LITIGATION

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but continuously reviews its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on USG-owned property also are covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         (15) Letter from Arthur Andersen LLP regarding unaudited financial information.

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



                                      USG CORPORATION



                                      By  /s/ Dean H. Goossen
                                          -----------------------------------

                                          Dean H. Goossen,
                                          Corporate Secretary,
                                          USG Corporation


                                      By  /s/ Raymond T. Belz
                                          -----------------------------------
May 9, 2000
                                          Raymond T. Belz,
                                          Senior Vice President and Controller,
                                          USG Corporation