Form 10-Q
period 2000-06-30
USG CORP
filed 2000-08-08
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         -------------   -------------

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


As of June 30, 2000, 44,443,213 shares of USG common stock were outstanding.

                               TABLE OF CONTENTS
                                                                         Page
                                                                        ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statement of Earnings:
               Three months and Six Months Ended
               June 30, 2000 and 1999                                     3

         Consolidated Balance Sheet:
               As of June 30, 2000 and December 31, 1999                  4

         Consolidated Statement of Cash Flows:
               Six Months Ended June 30, 2000 and 1999                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           11

Report of Independent Public Accountants                                 19

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                20

Item 4. Submission of Matters to a Vote of Security Holders              24

Item 6. Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                               27

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS                         SIX MONTHS
                                                ENDED JUNE 30,                      ENDED JUNE 30,
                                                --------------                      --------------
                                            2000             1999               2000              1999
                                            ----             ----               ----              ----
Net sales                                $     939         $     895         $   1,877         $  1,718

Cost of products sold                          695               630             1,365            1,222
                                         ---------         ---------         ---------         --------
Gross profit                                   244               265               512              496

Selling and administrative expenses             79                82               163              159
                                         ---------         ---------         ---------         --------
Operating profit                               165               183               349              337

Interest expense                                13                14                25               27

Interest income                                 (1)               (2)               (3)              (3)

Other expense, net                               -                 -                 1                1
                                         ---------         ---------         ---------         --------
Earnings before income taxes                   153               171               326              312

Income taxes                                    60                67               127              122
                                         ---------         ---------         ---------         --------

Net earnings                                    93               104               199              190
                                         =========         =========         =========         ========

Basic earnings per common share               2.06              2.09              4.22             3.83

Diluted earnings per common share             2.04              2.07              4.19             3.78

Dividends paid per common share               0.15              0.10              0.30             0.20

Average common shares                    45,531,863        49,882,374        47,251,951       49,772,283

Average diluted common shares            45,835,053        50,494,668        47,540,056       50,419,721



See accompanying Notes to Consolidated Financial Statements.



                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF           AS OF
                                                        JUNE 30,      DECEMBER 31,
                                                          2000            1999
                                                      ------------    -----------
ASSETS
Current Assets:
Cash and cash equivalents                             $         18    $       197
Receivables (net of reserves - $19 and $18)                    395            361
Inventories                                                    279            256
Current and deferred income taxes                              100             59
                                                      ------------    -----------

Total current assets                                           792            873

Property, plant and equipment (net of reserves
     for depreciation and depletion - $403 and $373)         1,744          1,568
Other assets                                                   314            332
                                                      ------------    -----------
Total Assets                                                 2,850          2,773
                                                      ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                               199            172
Accrued expenses                                               267            303
Notes payable                                                   15             16
                                                      ------------    -----------
Total current liabilities                                      481            491
Long-term debt                                                 686            577
Deferred income taxes                                          113            138
Other liabilities                                              703            700

Stockholders' Equity:
Preferred stock                                                  -              -
Common stock                                                     5              5
Treasury stock                                                (225)           (56)
Capital received in excess of par value                        309            316
Deferred currency translation                                  (42)           (33)
Reinvested earnings                                            820            635
                                                      ------------    -----------
Total stockholders' equity                                     867            867
                                                      ------------    -----------
Total Liabilities and Stockholders' Equity                   2,850          2,773
                                                      ============    ===========

See accompanying Notes to Consolidated Financial Statements.


                                 USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                        ---------------------
                                                          2000          1999
                                                        --------      -------

OPERATING ACTIVITIES:
Net earnings                                            $   199       $  190
Adjustments to reconcile net earnings to net cash:
     Depreciation, depletion and amortization                51           45
     Current and deferred income taxes                      (66)          (9)
     Gain on asset dispositions                              (1)           -
(Increase) decrease in working capital:
     Receivables                                            (34)         (50)
     Inventories                                            (23)           4
     Payables                                                28           13
     Accrued expenses                                       (36)          (5)
Increase in other assets                                    (18)         (22)
Increase in other liabilities                                36           60
Other, net                                                   (4)          (7)
                                                        --------      -------
Net cash from operating activities                          132          219
                                                        --------      -------
INVESTING ACTIVITIES:
Capital expenditures                                       (232)        (179)
Net proceeds from asset dispositions                          2            1
                                                        --------      -------
Net cash to investing activities                           (230)        (178)
                                                        --------      -------
FINANCING ACTIVITIES:
Issuance of debt                                            129           46
Repayment of debt                                          (105)         (49)
Short-term borrowings, net                                   84            3
Cash dividends paid                                         (14)         (10)
Issuances of common stock                                     -           11
Purchases of common stock                                  (175)         (26)
                                                        --------      -------
Net cash to financing activities                            (81)         (25)
                                                        --------      -------

Net increase/(decrease) in cash and cash equivalents       (179)          16

Cash and cash equivalents at beginning of period            197          152
                                                        --------      -------
Cash and cash equivalents at end of period                   18          168
                                                        ========      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                25           30
Income taxes paid                                           187          130

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 2000, and December 31, 1999, results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1999 Annual Report on Form 10-K dated February 29, 2000.

(2) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $87 million and $190 million in the three months and six months ended June 30, 2000, respectively. For the respective 1999 periods, total comprehensive income amounted to $104 million and $186 million. There was no tax impact on the foreign currency translation adjustments.

(3) As of June 30, 2000, common shares totaling 2,101,500 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,415,578 common shares were reserved for future grants following stockholder approval of an additional allocation of 2,400,000 shares under the Corporation's Omnibus Management Incentive Plan at their Annual Meeting on May 10, 2000. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                             NET          SHARES     PER SHARE
     THREE MONTHS ENDED JUNE 30,           EARNINGS        (000)      AMOUNT
     -------------------------------------------------------------------------
     2000
     Basic earnings                         $  93         45,532        $ 2.06
     Dilutive effect of stock options                        303
     -------------------------------------------------------------------------
     Diluted Earnings                          93         45,835          2.04
     =========================================================================
     1999
     Basic earnings                         $ 104         49,882        $ 2.09
     Dilutive effect of stock options                        613
     -------------------------------------------------------------------------
     Diluted Earnings                         104         50,495          2.07
     =========================================================================

     SIX MONTHS ENDED JUNE 30,
     -------------------------------------------------------------------------
     2000
     Basic earnings                         $ 199         47,252        $ 4.22
     Dilutive effect of stock options                        288
     -------------------------------------------------------------------------
     Diluted Earnings                         199         47,540          4.19
     =========================================================================
     1999
     Basic earnings                         $ 190         49,772        $ 3.83
     Dilutive effect of stock options                        648
     -------------------------------------------------------------------------
     Diluted Earnings                         190         50,420          3.78
     =========================================================================

(5) USG's operations are organized into three operating segments: North American Gypsum, which manufactures and markets gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. Operating segment results were as follows (dollars in millions):

                                                                     NET SALES                      OPERATING PROFIT
------------------------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED JUNE 30,                             2000              1999              2000             1999
------------------------------------------------------------------------------------------------------------------------
     North American Gypsum                                   $  552            $  539            $ 129             $ 157
     Worldwide Ceilings                                         167               161               18                17
     Building Products Distribution                             368               337               28                24
     Corporate                                                    -                 -              (10)              (15)
     Eliminations                                              (148)             (142)               -                 -
------------------------------------------------------------------------------------------------------------------------
     Total                                                      939               895              165               183
========================================================================================================================

     SIX MONTHS ENDED JUNE 30,                               2000              1999            2000             1999
------------------------------------------------------------------------------------------------------------------------

     North American Gypsum                                   $1,105            $1,027            $ 283             $ 302
     Worldwide Ceilings                                         334               318               35                30
     Building Products Distribution                             724               637               55                34
     Corporate                                                    -                 -              (26)              (29)
     Eliminations                                              (286)             (264)               2                 -
------------------------------------------------------------------------------------------------------------------------
     Total                                                    1,877             1,718              349               337
========================================================================================================================

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

     Energy Derivative Instruments:
     ------------------------------
     The Corporation uses swap and option contracts to hedge anticipated purchases of fuel to be utilized in the manufacturing processes for gypsum wallboard and ceiling tile. These contracts are designated as hedges and qualify for hedge accounting. Unrealized gains and losses and option premiums are deferred and included in net earnings as part of the underlying transaction.

     Foreign Exchange Derivative Instruments:
     ----------------------------------------
     The Corporation has operations in a number of countries and due to intercompany and third-party transactions is exposed to changes in foreign currency exchange rates. The Corporation manages these exposures on a consolidated basis, which allows netting of certain exposures to take advantage of any natural offsets. To the extent the net EXPOSURES ARE hedged, forward and/or option contracts are used. Gains and/or losses on these foreign currency hedges are included in net earnings in the period in which the exchange rates change.

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

(9) In the second quarter of 2000, USG entered into new revolving credit facilities totaling $600 million with a syndicate of banks. A five-year, multi-currency revolving credit facility permits the Corporation to borrow up to $400 million, including borrowing capacity for its Canadian subsidiaries of up to $75 million in equivalent Canadian dollars. In addition, a $200 million, 364-day facility was executed. These facilities contain two financial covenants that require the Corporation to maintain a minimum interest coverage ratio of 3.25x and a maximum leverage ratio of 3.75x. These facilities replace the $500 million U.S. and C$110 million Canadian revolving credit facilities that were scheduled to mature in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS

NET SALES
Net sales in the second quarter of 2000 were $939 million, up 5% from $895 million in the second quarter of 1999. For the first six months of 2000, net sales totaled $1,877 million, up 9% from $1,718 million in the comparable 1999 period. As a result of favorable levels of demand, sales are up in 2000 for each of USG's businesses. However, the impact of this trend has been diminished by lower selling prices on SHEETROCK brand gypsum wallboard.

GROSS PROFIT
Gross profit as a percent of net sales was 26.0% and 27.3% in the second quarter and first six months of 2000, respectively, down from 29.6% and 28.9% in the respective 1999 periods. The lower margins in 2000 reflect the combination of lower selling prices and higher raw material and energy costs for SHEETROCK brand gypsum wallboard.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased 4% versus the second quarter of 1999 due to lower charges for incentive compensation programs. For the first six months of 2000, expenses increased 3% from the comparable 1999 period due to increased compensation and benefits and additional overhead for Sybex Inc., which was acquired in the fourth quarter of 1999. Selling and administrative expenses as a percentage of net sales were 8.4% in the second quarter and 8.7% in the first six months of 2000, down from 9.2% and 9.3% in the respective 1999 periods.

INTEREST EXPENSE
Interest expense amounted to $13 million and $25 million in the second quarter and first six months of 2000, down from $14 million and $27 million for the corresponding 1999 periods.

INCOME TAXES
Income tax expense was $60 million and $127 million in the three months and six months ended June 30, 2000, respectively, compared with $67 million and $122 million for the prior-year periods.

NET EARNINGS
Net earnings in the second quarter of 2000 were $93 million, down 11% from $104 million in the prior-year period. Diluted earnings per share decreased 1% to $2.04 from $2.07 a year ago, reflecting the benefit of USG's stock repurchase program.

For the first six months of 2000, net earnings were $199 million, up 5% from $190 million in the first half of 1999, while diluted earnings per share rose to $4.19 from $3.78.

CORE BUSINESS RESULTS

(dollars in millions)                NET SALES      OPERATING PROFIT
----------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,        2000     1999     2000     1999
----------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company               $ 508    $ 504    $ 114    $ 145
CGC Inc. (gypsum)                    50       40        9        6
Other subsidiaries*                  27       27        6        6
Eliminations                        (33)     (32)       -        -
----------------------------------------------------------------------
Total                               552      539      129      157
----------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                 123      116       17       17
USG International                    53       52        -        -
CGC Inc. (ceilings)                  11        8        1        -
Eliminations                        (20)     (15)       -        -
----------------------------------------------------------------------
Total                               167      161       18       17
----------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation              368      337       28       24
----------------------------------------------------------------------
Corporate                             -        -      (10)     (15)
Eliminations                       (148)    (142)       -        -
----------------------------------------------------------------------
Total USG Corporation               939      895      165      183
======================================================================


                                    NET SALES       OPERATING PROFIT
----------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,          2000     1999     2000     1999
----------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company             $ 1,021   $  964    $ 255    $ 279
CGC Inc. (gypsum)                    95       74       17       11
Other subsidiaries*                  51       49       11       12
Eliminations                        (62)     (60)       -        -
----------------------------------------------------------------------
Total                             1,105    1,027      283      302
----------------------------------------------------------------------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                 241      224       32       29
USG International                   110      104        1        -
CGC Inc. (ceilings)                  21       18        2        1
Eliminations                        (38)     (28)       -        -
----------------------------------------------------------------------
Total                               334      318       35       30
----------------------------------------------------------------------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation              724      637       55       34
----------------------------------------------------------------------
Corporate                             -        -      (26)     (29)
Eliminations                       (286)    (264)       2        -
----------------------------------------------------------------------
Total USG Corporation             1,877    1,718      349      337
======================================================================


*Includes Yeso Panamericano, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales in the second quarter of 2000 increased 2% to $552 million, but operating profit fell 18% to $129 million as compared to the second quarter of 1999. First six months 2000 net sales of $1,105 million increased 8%, but operating profit of $283 million was down 6% versus comparable 1999 levels.

United States Gypsum Company: U.S. Gypsum's second quarter 2000 net sales increased slightly, while operating profit decreased 21% versus the second quarter of 1999. This performance reflects the gypsum industry's transition from allocation, as experienced during 1999, to excess supply in 2000. Shipments of SHEETROCK brand gypsum wallboard totaled 2.326 billion square feet, approximately the same level as the second quarter of 1999. However, lower selling prices and higher production costs for SHEETROCK brand gypsum wallboard resulted in the decline in operating profit. Realized selling prices averaged $145.25 per thousand square feet, down 3% from the second quarter of 1999 and down 9% from the first quarter of 2000. Unit costs are up in 2000 primarily due to rising prices for energy and wastepaper, the primary raw material for wallboard paper. Sales of SHEETROCK brand joint compound and DUROCK brand cement board were favorable as a result of strong demand.

During the second quarter of 2000, U.S. Gypsum incurred a $28.0 million asbestos-related charge to cost of products sold versus a $30.0 million charge in the second quarter of 1999. Through the first six months, asbestos-related charges totaled $50.0 million in 2000, up from $42.5 million in 1999. See "Legal Contingencies" below and Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

CGC Inc.: The gypsum business of Canada-based CGC Inc. reported a 25% increase in net sales and a 50% increase in operating profit compared with the second quarter of 1999. CGC's results benefited primarily from increased domestic shipments and selling prices for wallboard.

WORLDWIDE CEILINGS

Net sales in the second quarter of 2000 were $167 million, up 4% from the second quarter of 1999, while operating profit rose $1 million to $18 million. First six months 2000 net sales of $334 million and operating profit of $35 million were up 5% and 17%, respectively, from comparable 1999 levels.

USG's domestic ceilings business, USG Interiors, Inc., reported a 6% increase in sales, while operating profit of $17 million was unchanged from the second quarter of 1999. Demand in North America remained healthy as second quarter shipments of AURATONE ceiling tile set a record. The ceilings division of CGC Inc. contributed a $1 million increase in operating profit. Results for USG International were essentially unchanged from 1999.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply, the leading specialty building products distribution business in the United States, reported second-quarter 2000 net sales of $368 million. This was the highest level of sales for any quarter in the company's history and a 9% increase versus the second quarter of 1999. Operating profit of $28 million was the highest level for any second quarter and represented a 17% increase from a year ago. These results were driven by record shipments of gypsum wallboard and increased sales and profitability for L&W Supply's complementary building materials. L&W Supply currently operates out of 194 locations in the United States, distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

Housing starts during the first six months of 2000 ran at a strong level. USG is currently forecasting U.S. housing starts in 2000 to be 1.6 million units, down slightly from the 1.667 million units in 1999. However, this decline in new residential construction is expected to be offset by continued strength in repair and remodeling and new nonresidential construction.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1999 sales of existing homes of 5.2 million units is supporting residential repair and remodeling in 2000. This, combined with strong nonresidential repair and remodeling, will continue to provide growth in this market segment.

Sales of USG products to the new nonresidential construction market have been solid in 2000. Future demand for USG products from new nonresidential construction is gauged by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 3% in 1999.

Most of USG's sales outside of North America come from Western Europe, Latin America and the Asia Pacific region. However, USG's exposure in these markets represents a relatively minor share of the Corporation's total sales and earnings.

The U.S. market for gypsum wallboard transitioned from allocation, as experienced in 1999, to excess supply. Also, new industry capacity is being added in 2000. As a result, management anticipates continued downward pressure on gypsum wallboard prices during the remainder of the year. Despite higher raw material and energy costs and lower wallboard prices, management believes USG will have a good year in 2000, and is well-positioned for the future based on the progress of its strategic plan to improve operating efficiencies and grow in profitable markets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRATEGY

USG is focused on building long-term stockholder value through dividends, stock repurchases and the five elements of its strategic growth plan.

Dividends: In the first and second quarters of 2000, USG paid cash dividends of $0.15 per share. In 1999, USG paid cash dividends of $0.10 per share in the first, second and third quarters, and $0.15 in the fourth quarter.

Stock Repurchases: USG purchased 4.6 million shares of stock in the first six months of 2000. Since the program began in the fourth quarter of 1998, USG has purchased 6.4 million shares, completing the initial 5-million-share authorization and purchasing 1.4 million shares of the additional 5-million-share program authorized by USG's Board of Directors in the first quarter of this year. Share repurchases are being made in the open market or through privately negotiated transactions and are being funded with available cash from operations.

Strategic Growth Plan: USG is investing in its businesses under five central strategies - building for growth by adding capacity and lowering production costs, leading in product innovation, expanding its building products distribution business, enhancing customer service and promoting its brand names.

CAPITAL EXPENDITURES

Capital spending amounted to $232 million in the first six months of 2000, compared with $179 million in the corresponding 1999 period. As of June 30, 2000, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $158 million, compared with $260 million as of December 31, 1999.

USG's current capital spending program includes construction of a new SHEETROCK brand gypsum wallboard plant in Rainier, Ore., and replacement of a 41-year-old high-cost production line with a new production line at U.S. Gypsum's Plaster City, Calif., plant. In June 2000, U.S. Gypsum successfully opened its new wallboard plant in Aliquippa, Pa. Startups for the new Plaster City line and new Rainier plant are expected in the third quarter and fourth quarter of this year, respectively.

USG also evaluates potential acquisitions of companies in the building products industry, as well as divestitures and joint ventures, on an ongoing basis. USG has external sources of capital available and adequate financial resources and liquidity to fund future growth opportunities such as new products, acquisitions and joint ventures.

WORKING CAPITAL

Working capital (current assets less current liabilities) as of June 30, 2000, amounted to $311 million, compared with $382 million as of December 31, 1999. The ratio of current assets to current liabilities was 1.65 to 1 as of June 30, 2000, compared with 1.78 to 1 as of December 31, 1999.

Receivables increased to $395 million as of June 30, 2000, from $361 million as of December 31, 1999. Inventories increased to $279 million from $256 million, and accounts payable rose to $199 million from $172 million. These variations reflect an increased level of business in the second quarter of 2000 as compared to the fourth quarter of 1999.

Cash and cash equivalents as of June 30, 2000, amounted to $18 million, down from $197 million as of December 31, 1999. During the first six months of 2000, net cash flows from operating activities totaled $132 million. Net cash flows to investing activities were $230 million, reflecting capital expenditures of $232 million, offset slightly by net proceeds from asset dispositions. Net cash flows to financing activities of $81 million reflect $175 million used for stock repurchases and $14 million used for cash dividends, partially offset by a $108 million increase in debt.

DEBT

As of June 30, 2000, total debt amounted to $701 million, up $108 million from December 31, 1999. This increase primarily reflects $110 million of industrial revenue bonds issued in connection with the construction of the Aliquippa, Pa., plant.

AVAILABLE LIQUIDITY

The Corporation has additional liquidity available through several financing arrangements. In the second quarter of 2000, USG entered into new revolving credit facilities totaling $600 million with a syndicate of banks. A five-year, multi-currency revolving credit facility permits the Corporation to borrow up to $400 million, including borrowing capacity for its Canadian subsidiaries of up to $75 million in equivalent Canadian dollars. In addition, a $200 million, 364-day facility was executed. These facilities replace the $500 million U.S. and C$110 million Canadian revolving credit facilities that were scheduled to mature in 2002. USG also maintains a $20 million revolving credit facility in Europe. As of June 30, 2000, total outstanding revolving loans amounted to $83 million and letters of credit issued and outstanding amounted to $16 million, leaving the Corporation with $521 million of unused and available credit.

USG had additional borrowing capacity of $70 million as of June 30, 2000, under a revolving accounts receivable facility. (See Note 8.) A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.

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

LEGAL CONTINGENCIES

One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. In the second quarter of 2000, U.S. Gypsum recorded a charge of $28.0 million, reflecting new filings during the quarter. This compares to a $30.0 million charge taken in the second quarter of 1999. Asbestos charges for the first six months of 2000 total $50.0 million compared with $42.5 million for the same period in 1999. Although new Personal Injury Cases have been filed in 1999 and 2000 at a rate significantly below the rate at which cases were filed in 1998, asbestos charges to results of operations were higher in 1999 and 2000 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings.

Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of changes in membership of the Center for Claims Resolution (the "Center"), the continued solvency of other defendants, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions. In addition, U.S. Gypsum will continue to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate will require an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome of negotiations currently underway between the Center and certain plaintiffs, firms concerning settlements that would, among other things, apply medical criteria to the firm future Personal Injury Cases. When such an estimate can be made, an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken. However, it is management's opinion, taking into account all of the above information and uncertainties, including currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2000, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



Chicago, Illinois
July 18, 2000

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

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 79,000 claimants, as well as an additional 70,000 claims that have been settled but will be closed over time. Filings of new Personal Injury Cases totaled approximately 48,000 claims in 1999, compared to 80,000 claims in 1998 and 23,500 claims in 1997. The Company believes that the higher rate of personal injury case filings in 1998 resulted, at least in part, from a Supreme Court ruling striking down a class action settlement that included an injunction against the filing of certain Personal Injury Cases from September 1994 until July 1997. It is anticipated that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high.

U.S. Gypsum's average cost to resolve Personal Injury Cases during the past several years has been approximately $1,800 per claim, exclusive of defense costs. Over that period, U.S. Gypsum expended an average of $64.2 million per year on Personal Injury Cases (including $100 million in 1999), of which an average of $52 million ($85 million in 1999) was paid by insurance.

U.S. Gypsum is a member, together with 14 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Most of U.S. Gypsum's personal injury liability and defense costs have been paid by its insurance carriers, but future costs will be paid largely by U.S. Gypsum. Punitive damages have never been awarded against U.S. Gypsum in a Personal Injury Case; whether such an award would be covered by insurance would depend on state law and the terms of the individual policies.

U.S. Gypsum and other Center members are pursing alternatives to the current tort system, including settlements with plaintiffs, firms that include agreements to resolve over time the firms, pending claims, as well as the firms' agreement to recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria. The Center reached several such agreements in 1999 and 2000 and will continue to attempt to negotiate similar agreements in the future. These agreements typically resolve claims for amounts consistent with historical per-claim settlement costs. However, settlement costs for cases resolved outside such agreements have been increasing, reflecting higher settlement demands to all defendants for more serious cases, particularly in certain jurisdictions.

During 1999, three companies left the Center and the membership of another company was terminated by the Center's Board. One of the former Center members has refused to pay its share of certain settlements agreed to by the Center while that company was a member. Although to date plaintiffs in such cases have been successful in obtaining orders requiring the former member to pay its share of the settlements, further defaults by the former member may significantly increase the cost of resolving these cases for the remaining Center members, including U.S. Gypsum. During the first four months of 2000, two defendants in the Personal Injury Cases (not members of the Center) filed bankruptcy petitions. In addition, an asbestos claims trust that has been a Center member has withdrawn from the Center due to the trust's determination that it lacks sufficient assets to commit to new settlements within the Center and the tort system. The absence of these defendants from the litigation are likely to increase the cost of resolving Personal Injury Cases for other defendants, including the remaining Center members and U. S. Gypsum. The amount of such increase, if any, cannot presently be ascertained.

U.S. Gypsum's estimated cost of resolving pending Personal Injury Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with its solvent carriers. As of June 30, 2000, after deducting insolvent coverage and insurance paid out to date, approximately $76 million of insurance remained with carriers that have agreed, subject to certain limitations and conditions, to cover asbestos-related costs. In addition, U.S. Gypsum is pursuing claims for reimbursement from estates of certain insolvent carriers and may recover additional reimbursement in amounts that are presently indeterminable but are not expected to be material.

Insurance payments to U.S. Gypsum for all asbestos-related matters, including property, damage, personal injury, insurance coverage litigation and related expenses, exceeded asbestos-related expenses by $6 million for 1999 and $0.7 million in 1997 due primarily to nonrecurring reimbursement for amounts expended in prior years. However, U.S. Gypsum's total asbestos-related expenditures exceeded aggregate insurance payments by $24 million in 1998.

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

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at June 30, 2000, can be resolved for an amount totaling between $325 million and $490 million, including defense costs. Most of these amounts are expected to be expended over the next three to five years, although settlements of some Personal Injury Cases will be consummated over periods as long as seven years. Insurance funding is available for a portion of these costs, as detailed below, although resolution of the pending cases will consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases, although, as noted below, the Company is actively engaged in examining the feasibility of such an estimate with the objective of providing such information when possible.

Accounting for Asbestos Liability: As of June 30, 2000, U.S. Gypsum had reserved $325 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $76 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance. As of June 30, 2000, U.S. Gypsum had an additional $33 million reserved for asbestos liabilities and asbestos-related expenses.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. U.S. Gypsum charged results of operations a total of $26 million in 1998 and $80.5 million in 1999 for asbestos-related costs, based largely on new filings during those years. In the quarters ended March 31 and June 30, 2000, the Company took charges of $22 million and $28 million, respectively, reflecting new filings during those quarters. Although new Personal Injury Cases have been filed in 1999 and 2000 at a rate significantly below the rate at which cases were filed in 1998, asbestos charges to results of operations were higher in 1999 and 2000 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings. Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of changes in membership of the Center, the continued solvency of other defendants, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions.

In addition, U.S. Gypsum will continue to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate will require an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome of negotiations currently underway between the Center and certain plaintiffs, firms concerning settlements that would, among other things, apply medical criteria to the firms' future Personal Injury Cases. When such an estimate can be made, an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined, the amount is expected to be material to results of operations in the period in which it is taken.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) In accordance with the Corporation's notice and proxy statement dated April 7, 2000, the matters set forth in paragraphs (b) through (d) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 10, 2000.

(b) The four director-nominees who received the highest vote totals, who were each reelected to a three-year term of office, and whose terms in office will expire in 2003 were: Keith A. Brown, James C. Cotting, W. Douglas Ford, and John B. Schwemm. The directors whose terms of office continued after the annual meeting of stockholders were: Robert A. Barnett, W. H. Clark, Lawrence M. Crutcher, William C. Foote, David W. Fox, Valerie B. Jarrett, Marvin E. Lesser, P. Jack O'Bryan, and Judith A. Sprieser.

                                                         Votes     Abstentions
                                            Votes       Withheld    and Broker
                                             For       or Against   Non-Votes
                                         ---------------------------------------
Election of Directors:

Keith A. Brown                           33,952,276     1,328,768           -
James C. Cotting                         25,976,049     1,367,703           -
W. Douglas Ford                          25,981,335     1,362,417           -
John B. Schwemm                          25,976,120     1,367,632           -
Jay Buchbinder                            7,872,937        64,355           -
Keith Ogata                               7,920,937        16,355           -
Herbert Denton                            7,920,937        16,355           -

(c) The following two proposals were recommended by the Corporation's Board of Directors and were each approved by a majority of the shares voted.

                                                         Votes     Abstentions
                                            Votes       Withheld    and Broker
                                             For       or Against   Non-Votes
                                         ---------------------------------------

Approval of amendment of the Omnibus
Management Incentive Plan                29,774,281     4,754,080     752,681

Ratification of Appointment of Arthur
Andersen LLP as Independent Public
Accountants                              32,588,521     2,183,185     509,338


(d) The following proposal, sponsored by a stockholder, failed to attain 80% of all eligible voting shares, which was required for approval.

                                                         Votes     Abstentions
                                            Votes       Withheld    and Broker
                                             For       or Against   Non-Votes
                                         ---------------------------------------
Stockholder Proposal Regarding
Stockholder Rights Plan By-Laws
Amendment                                22,005,087    13,088,714     187,238

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(10a) Five Year Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and Chase Manhattan Bank as Administrative Agent.

(10b) 364-Day Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and Chase Manhattan Bank as Administrative Agent.

(15) Letter from Arthur Andersen LLP regarding unaudited financial information.

(27)    Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       USG CORPORATION

                                       By /s/ Dean H. Goossen
                                         ---------------------------------------
                                          Dean H. Goossen,
                                          Corporate Secretary,
                                          USG Corporation

                                       By  /s/ Raymond T. Belz
                                          --------------------------------------
                                          Raymond T. Belz,
                                          Senior Vice President and Controller,
                                          USG Corporation

August 7, 2000