Form 10-Q
period 2000-09-30
USG CORP
filed 2000-11-08
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
         ------------------
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to
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

As of September 30, 2000, 43,388,552 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                          Page
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statement of Earnings:
             Three Months and Nine Months Ended
             September 30, 2000 and 1999                                    3

        Consolidated Balance Sheet:
             As of September 30, 2000 and December 31, 1999                 4

        Consolidated Statement of Cash Flows:
             Nine Months Ended September 30, 2000 and 1999                  5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                              11

Report of Independent Public Accountants                                   19


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                  20

Item 6. Exhibits and Reports on Form 8-K                                   25


SIGNATURES                                                                 26

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS                  NINE MONTHS
                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                       --------------------------    --------------------------
                                           2000           1999           2000           1999
                                       -----------    -----------    -----------    -----------
Net sales                              $       895    $       952    $     2,772    $     2,670

Cost of products sold                          700            669          2,065          1,891
                                       -----------    -----------    -----------    -----------
Gross profit                                   195            283            707            779

Selling and administrative expenses             73             85            236            244
                                       -----------    -----------    -----------    -----------
Operating profit                               122            198            471            535

Interest expense                                13             13             38             40

Interest income                                 (1)            (3)            (4)            (6)

Other expense, net                               3              1              4              2
                                       -----------    -----------    -----------    -----------
Earnings before income taxes                   107            187            433            499

Income taxes                                    42             71            169            193
                                       -----------    -----------    -----------    -----------
Net earnings                                    65            116            264            306
                                       ===========    ===========    ===========    ===========

Basic earnings per common share               1.48           2.34           5.68           6.16

Diluted earnings per common share             1.48           2.32           5.66           6.09

Dividends paid per common share               0.15           0.10           0.45           0.30

Average common shares                   43,948,520     49,623,637     46,524,166     49,764,386

Average diluted common shares           44,086,452     50,165,592     46,716,812     50,352,316


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                AS OF           AS OF
                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000            1999
                                                            -------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                         $    21        $   197
Receivables (net of reserves - $18 and $18)                           362            361
Inventories                                                           282            256
Deferred income taxes                                                  76             80
                                                                  -------        -------
Total current assets                                                  741            894

Property, plant and equipment (net of reserves
    for depreciation and depletion - $416 and $373)                 1,796          1,568
Other assets                                                          300            332
                                                                  -------        -------
Total Assets                                                        2,837          2,794
                                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                      211            172
Accrued expenses                                                      255            303
Taxes on income                                                        21             21
Notes payable                                                          12             16
Current portion of long-term debt                                     150             --
                                                                  -------        -------
Total current liabilities                                             649            512

Long-term debt                                                        505            577
Deferred income taxes                                                  --            138
Other liabilities                                                     692            700

Stockholders' Equity:
Preferred stock                                                        --             --
Common stock                                                            5              5
Treasury stock                                                       (257)           (56)
Capital received in excess of par value                               410            316
Deferred currency translation                                         (46)           (33)
Reinvested earnings                                                   879            635
                                                                  -------        -------
Total stockholders' equity                                            991            867
                                                                  -------        -------
Total Liabilities and Stockholders' Equity                          2,837          2,794
                                                                  =======        =======

See accompanying Notes to Consolidated Financial Statements


                                USG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                     -------------------
                                                      2000        1999
                                                     -------    --------
OPERATING ACTIVITIES:
Net earnings                                          $  264    $ 306
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization              74       68
    Current and deferred income taxes                     10        4
    Gain on asset dispositions                            (1)      --
(Increase) decrease in working capital:
    Receivables                                           (1)     (44)
    Inventories                                          (26)      (4)
    Payables                                              28       21
    Accrued expenses                                     (48)      44
Increase in other assets                                 (50)     (32)
Increase in other liabilities                             39       92
Other, net                                                (6)      (6)
                                                      ------    -----
Net cash from operating activities                       283      449
                                                      ------    -----
INVESTING ACTIVITIES:
Capital expenditures                                    (310)    (273)
Net proceeds from asset dispositions                       2        2
                                                      ------    -----
Net cash to investing activities                        (308)    (271)
                                                      ------    -----
FINANCING ACTIVITIES:
Issuance of debt                                         137       56
Repayment of debt                                       (105)     (49)
Short-term borrowings, net                                44      (15)
Cash dividends paid                                      (20)     (15)
Issuances of common stock                                 --       11
Purchases of common stock                               (207)     (45)
                                                      ------    -----
Net cash to financing activities                        (151)     (57)
                                                      ------    -----

Net increase/(decrease) in cash and cash equivalents    (176)     121

Cash and cash equivalents at beginning of period         197      152
                                                      ------    -----
Cash and cash equivalents at end of period                21      273
                                                      ======    =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                             45       50
Income taxes paid                                        206      192


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or the "Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 2000, and December 31, 1999, results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Certain amounts in the prior year financial statements have been reclassified to conform with the 2000 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 1999 Annual Report on Form 10-K dated February 29, 2000.


(2) Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, amounted to $61 million and $251 million in the three months and nine months ended September 30, 2000, respectively. For the respective 1999 periods, total comprehensive income amounted to $119 million and $305 million. There was no tax impact on the foreign currency translation adjustments.


(3) As of September 30, 2000, common shares totaling 2,074,975 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,472,770 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(4) Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data):


                                                     NET      SHARES   PER SHARE
         THREE MONTHS ENDED SEPTEMBER 30,          EARNINGS    (000)     AMOUNT
         -----------------------------------------------------------------------
         2000
         Basic earnings                             $  65     43,949    $ 1.48
         Dilutive effect of stock options                        137
         -----------------------------------------------------------------------
         Diluted earnings                              65     44,086      1.48
         =======================================================================
         1999
         Basic earnings                             $ 116     49,624    $ 2.34
         Dilutive effect of stock options                        542
         -----------------------------------------------------------------------
         Diluted earnings                             116     50,166      2.32
         =======================================================================


         NINE MONTHS ENDED SEPTEMBER 30,
         -----------------------------------------------------------------------
         2000
         Basic earnings                             $ 264     46,524    $ 5.68
         Dilutive effect of stock options                        193
         -----------------------------------------------------------------------
         Diluted earnings                             264     46,717      5.66
         =======================================================================
         1999
         Basic earnings                             $ 306     49,764    $ 6.16
         Dilutive effect of stock options                        588
         -----------------------------------------------------------------------
         Diluted earnings                             306     50,352      6.09
         =======================================================================

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

                                                   NET SALES       OPERATING PROFIT
         ---------------------------------------------------------------------------
         THREE MONTHS ENDED SEPTEMBER 30,      2000       1999      2000       1999
         ---------------------------------------------------------------------------
         North American Gypsum                $  509     $  575    $  78      $ 165
         Worldwide Ceilings                      171        172       18         18
         Building Products Distribution          346        362       33         31
         Corporate                                -           -       (8)       (16)
         Eliminations                           (131)      (157)       1          -
         ---------------------------------------------------------------------------
         Total                                   895        952      122        198
         ===========================================================================


         NINE MONTHS ENDED SEPTEMBER 30,       2000       1999      2000       1999
         ---------------------------------------------------------------------------

         North American Gypsum                $1,614     $1,602    $ 361      $ 467
         Worldwide Ceilings                      505        490       53         48
         Building Products Distribution        1,070        999       88         65
         Corporate                                 -          -      (34)       (45)
         Eliminations                           (417)      (421)       3          -
         ---------------------------------------------------------------------------
         Total                                 2,772      2,670      471        535
         ===========================================================================


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

(10) The Corporation's income tax reserves were reduced by $103 million in the third quarter of 2000 to reflect the settlement of various tax audits. The benefit realized from the reduction of these reserves was credited to equity in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The reduction of these reserves had no impact on the results of operations or cash flows of the Corporation.

(11) Effective January 1, 2001, the Corporation will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Based upon initial review, the Corporation has determined that the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS

NET SALES
Net sales in the third quarter of 2000 were $895 million, down 6% from $952 million in the third quarter of 1999. This decrease in sales reflects the gypsum wallboard market's continued transition from short supply to excess supply and the resulting decline in wallboard selling prices. For the first nine months of 2000, net sales totaled $2,772 million, up 4% from $2,670 million in the comparable 1999 period.

GROSS PROFIT
Gross profit as a percent of net sales was 21.8% and 25.5% in the third quarter and first nine months of 2000, respectively, down from 29.7% and 29.2% in the respective 1999 periods. The lower margins in 2000 reflect the combination of significantly lower selling prices and higher energy and raw material costs for USG's SHEETROCK brand gypsum wallboard.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased 14% versus the third quarter of 1999 due to lower charges for incentive compensation programs and a company-wide emphasis on reducing expenses. For the first nine months of 2000, expenses decreased 3% from the comparable 1999 period. As a percent of net sales, selling and administrative expenses were 8.2% and 8.5% in the third quarter and first nine months of 2000, respectively, down from 8.9% and 9.1% for the corresponding 1999 periods.

INTEREST EXPENSE
Interest expense of $13 million was incurred in both the third quarter of 2000 and the third quarter of 1999. Interest expense amounted to $38 million in the first nine months of 2000, down from $40 million in the first nine months of 1999.

INCOME TAXES
Income tax expense was $42 million and $169 million in the three months and nine months ended September 30, 2000, respectively, compared with $71 million and $193 million for the prior-year periods.

NET EARNINGS
Net earnings in the third quarter of 2000 were $65 million, down 44% from $116 million in the prior-year period. Diluted earnings per share decreased 36% to $1.48 from $2.32 a year ago. For the first nine months of 2000, net earnings were $264 million, down 14% from $306 million in the first nine months of 1999, and diluted earnings per share decreased to $5.66 from $6.09.

CORE BUSINESS RESULTS

(dollars in millions)                     NET SALES          OPERATING PROFIT
--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,       2000      1999       2000        1999
--------------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                 $  465      $  536      $  64     $    149
CGC Inc. (gypsum)                       48          41          9            8
Other subsidiaries*                     30          29          5            8
Eliminations                           (34)        (31)         -            -
--------------------------------------------------------------------------------
Total                                  509         575         78          165
--------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                    124         121         17           17
USG International                       56          55          -            -
CGC Inc. (ceilings)                     11          11          1            1
Eliminations                           (20)        (15)         -            -
--------------------------------------------------------------------------------
Total                                  171         172         18           18
--------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                 346         362         33           31
--------------------------------------------------------------------------------
Corporate                                -           -         (8)         (16)
Eliminations                          (131)       (157)         1            -
--------------------------------------------------------------------------------
Total USG Corporation                  895         952        122          198
================================================================================


                                          NET SALES          OPERATING PROFIT
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,        2000      1999       2000        1999
--------------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                 $1,486      $1,500      $ 319     $    428
CGC Inc. (gypsum)                      143         115         26           19
Other subsidiaries*                     81          78         16           20
Eliminations                           (96)        (91)         -            -
--------------------------------------------------------------------------------
Total                                1,614       1,602        361          467
--------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                    365         345         49           46
USG International                      166         159          1            -
CGC Inc. (ceilings)                     32          29          3            2
Eliminations                           (58)        (43)         -            -
--------------------------------------------------------------------------------
Total                                  505         490         53           48
--------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation               1,070         999         88           65
--------------------------------------------------------------------------------
Corporate                                -           -        (34)         (45)
Eliminations                          (417)       (421)         3            -
--------------------------------------------------------------------------------
Total USG Corporation                2,772       2,670        471          535
================================================================================

*Includes Yeso Panamericano, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM
USG's North American gypsum business recorded net sales of $509 million and operating profit of $78 million in the third quarter of 2000. These amounts represent decreases of 11% and 53%, respectively, from the third quarter of 1999. First nine months 2000 net sales of $1,614 million increased 1%, but operating profit of $361 million was down 23% versus 1999.

United States Gypsum Company's third quarter 2000 net sales and operating profit declined 13% and 57%, respectively, from the third quarter of 1999. This performance reflects the gypsum wallboard market's transition from short supply, as experienced in 1999, to excess supply in 2000. Shipments of SHEETROCK brand gypsum wallboard totaled 2.4 billion square feet during the third quarter of 2000, virtually unchanged from the record level reported for the third quarter of 1999. However, lower net sales and operating profit primarily reflected lower selling prices for the company's SHEETROCK brand gypsum wallboard. Realized selling prices averaged $121.13 per thousand square feet, representing decreases of 23% from the third quarter of 1999 and 17% from the second quarter of 2000. The average price for the month of September 2000 fell to about $112.00 per thousand square feet. Profitability was also affected by higher production and asbestos-related costs. Production costs rose primarily due to rising prices for paper fiber and energy.

Asbestos-related charges totaled $27 million during the third quarter of 2000, an increase of $7 million from the third quarter of 1999. Through the first nine months, asbestos-related charges totaled $77.0 million, up $14.5 million from the same period in 1999. See "Legal Contingencies" below and Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

The gypsum business of Canada-based CGC Inc. reported a 17% increase in net sales and a 13% increase in operating profit compared with the third quarter of 1999. These increases primarily reflect additional results in 2000 for Sybex Inc.'s Canadian facilities which were acquired on November 30, 1999.

WORLDWIDE CEILINGS
Net sales in the third quarter of 2000 were $171 million, down $1 million from the third quarter of 1999, while operating profit was unchanged at $18 million. First nine months 2000 net sales of $505 million and operating profit of $53 million were up 3% and 10%, respectively, from the comparable 1999 levels.

USG's domestic ceilings business, USG Interiors, Inc., reported a 2% increase in net sales, while operating profit of $17 million was unchanged from the third quarter of 1999. Domestic shipments were at near-record levels, while international markets experienced little improvement over the past year. The ceilings division of CGC Inc. contributed $1 million in operating profit, the same as last year. USG International had breakeven results in the third quarter of both 2000 and 1999.

BUILDING PRODUCTS DISTRIBUTION
L&W Supply, the leading specialty building products distribution business in the United States, reported third-quarter 2000 net sales of $346 million, a decrease of 4% versus the third quarter of 1999. However, operating profit of $33 million was the highest level for any quarter in L&W Supply's history and represented a 6% increase over a year ago. These results were driven by record shipments of gypsum wallboard and strong sales of complementary building products. L&W Supply currently operates out of 193 locations in the United States, up from 191 locations a year ago, distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

Housing starts during the first nine months of 2000 ran at a strong level. USG is currently forecasting U.S. housing starts in 2000 to be about 1.6 million units, down slightly from the 1.667 million units in 1999.

The repair and remodel market has been the fastest growing segment for USG, accounting for the second-largest portion of its sales. Record 1999 sales of existing homes of 5.2 million units is supporting residential repair and remodeling in 2000. This, combined with strong nonresidential repair and remodeling, provides solid opportunity in this market segment.

Sales of USG products to the new nonresidential construction market have been solid in 2000. Future demand for USG products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed rose 3% in 1999.

The U.S. market for gypsum wallboard transitioned from short supply, as experienced in 1999, to excess supply in 2000. Also, new industry capacity is being added in 2000 and 2001. As a result, management anticipates continued softness in its gypsum wallboard results for the remainder of 2000 and into 2001. In light of the excess supply conditions, USG recently announced the closure of its wallboard production line in Gypsum, Ohio, the fourth old, high-cost line that the Corporation has closed in the past year. Pressure on gypsum wallboard pricing is likely to continue until more capacity in the industry is closed. In the meantime, USG's management remains committed to its strategies to improve operating efficiencies, grow in profitable markets and manage its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL STRATEGY
USG has been focused on building long-term stockholder value through dividends, stock repurchases and the five elements of its strategic growth plan.

Dividends: USG paid cash dividends of $0.15 per share in the first, second and third quarters of 2000. In 1999, USG paid cash dividends of $0.10 per share in the first, second and third quarters, and $0.15 in the fourth quarter.

Stock Repurchases: Through September 30, 2000, USG had been allocating a percentage of its free cash flow to stock repurchases. This percentage varied from quarter to quarter depending on the price of USG's stock, the level of USG's cash flow and alternate uses of cash. During the third quarter of 2000, the Corporation purchased 1.0 million shares of its stock bringing the total for the first nine months of 2000 to 5.6 million shares. Since the program began in the fourth quarter of 1998, USG had purchased 7.3 million shares, completing an initial 5-million-share authorization and purchasing 2.3 million shares of an additional 5-million-share program authorized by USG's Board of Directors in the first quarter of 2000. Share repurchases have been made in the open market or through privately negotiated transactions and were funded with available cash from operations. In light of the uncertainties involving asbestos litigation as discussed below under Legal Contingencies and in Part II, Item 1. "Legal Proceedings," USG does not anticipate making any further repurchases of common stock at this time.

Strategic Growth Plan: USG is investing in its businesses under five central strategies - building for growth by adding capacity and lowering production costs, leading in product innovation, expanding its building products distribution business, enhancing customer service and promoting its brand names.

CAPITAL EXPENDITURES
Capital spending amounted to $310 million in the first nine months of 2000, compared with $273 million in the corresponding 1999 period. As of September 30, 2000, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $131 million, compared with $260 million as of December 31, 1999.

In the second quarter of 2000, U.S. Gypsum successfully opened its new wallboard plant in Aliquippa, Pa. In the third quarter of 2000, a new wallboard production line at U.S. Gypsum's Plaster City, Calif., plant began operation. USG's current capital spending program includes construction of new gypsum wallboard plants in Rainier, Ore., and Monterrey, Mexico. The startup of the new Rainier plant is expected in the fourth quarter of this year, while startup of the Monterrey facility is anticipated to occur in the third quarter of 2001.

USG also evaluates potential acquisitions of companies in the building products industry, as well as divestitures and joint ventures, on an ongoing basis. USG has external sources of capital available and adequate financial resources and liquidity to fund future growth opportunities such as new products, acquisitions and joint ventures.

WORKING CAPITAL
Working capital (current assets less current liabilities) as of September 30, 2000, amounted to $92 million, compared with $382 million as of December 31,

1999. The ratio of current assets to current liabilities was 1.14 to 1 as of September 30, 2000, compared with 1.75 to 1 as of December 31, 1999.

Cash and cash equivalents as of September 30, 2000, amounted to $21 million compared with $197 million as of December 31, 1999. During the first nine months of 2000, net cash flows from operating activities totaled $283 million. Net cash flows to investing activities were $308 million, reflecting capital expenditures of $310 million, offset slightly by net proceeds from asset dispositions. Net cash flows to financing activities of $151 million primarily reflect $207 million used for stock repurchases and $20 million used for cash dividends, partially offset by a $74 million increase in debt.

Receivables increased slightly to $362 million as of September 30, 2000, from $361 million as of December 31, 1999. Inventories increased to $282 million from $256 million, and accounts payable rose to $211 million from $172 million. These variations reflect normal seasonal fluctuations. In the third quarter of 2000, $150 million of 9.25% senior notes due 2001 were reclassified from long-term debt to current liabilities due to their maturity in less than one year.

DEBT
As of September 30, 2000, total debt amounted to $667 million, up $74 million from December 31, 1999. This increase reflects $127 million of industrial revenue bonds issued in connection with USG's capital spending program, partially offset by repayments of $30 million on the accounts receivable facility, $19 million on the credit facilities and $4 million on various notes payable.

AVAILABLE LIQUIDITY
The Corporation has additional liquidity available through several financing arrangements. In the second quarter of 2000, USG entered into new revolving credit facilities totaling $600 million with a syndicate of banks. A five-year, multi-currency revolving credit facility permits the Corporation to borrow up to $400 million, including borrowing capacity for its Canadian subsidiaries of up to $75 million in equivalent Canadian dollars. In addition, a $200 million, 364-day facility was executed. These facilities replaced the $500 million U.S. and C$110 million Canadian revolving credit facilities that were scheduled to mature in 2002. USG also maintains a $20 million revolving credit facility in Europe. As of September 30, 2000, total outstanding revolving loans amounted to $52 million and letters of credit issued and outstanding amounted to $16 million, leaving the Corporation with $552 million of unused and available credit.

USG had additional borrowing capacity of $80 million as of September 30, 2000, under a revolving accounts receivable facility (see Note 8). A shelf registration statement filed with the Securities and Exchange Commission allows the Corporation to offer from time to time debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report, no securities had been issued pursuant to this registration.

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

LEGAL CONTINGENCIES
One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. In the third quarter of 2000, U.S. Gypsum recorded a charge of $27.0 million, reflecting new filings during the quarter. This compares to a $20.0 million charge taken in the third quarter of 1999. Accrued asbestos charges for the first nine months of 2000 total $77.0 million compared with $62.5 million for the same period in 1999. Asbestos charges to results of operations were higher in 1999 and 2000 than 1998 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings.

Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of reductions and potential future reductions in membership of the Center for Claims Resolution (the "Center"), the continued solvency of other defendants and the impact of recent and possible future bankruptcies of other defendants, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions. In addition, U.S. Gypsum continues to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate requires an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome and status of negotiations currently underway between the Center and certain plaintiffs' firms concerning settlements that would, among other things, apply medical criteria to the firm's future Personal Injury Cases. When such an estimate can be made, an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined with certainty, the charge may be taken in the fourth quarter of 2000 and the amount is expected to be material to results of operations and stockholders' equity in the period in which it is taken.

The amount of such charges and the impact of the asbestos litigation on the Corporation's liquidity and financial position may be affected by recent bankruptcies of other defendants and any further bankruptcies of other defendants, particularly current or former members of the Center. However, it is management's opinion, taking into account currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity such as new housing construction, interest rates and consumer confidence; competitive activity such as price and product competition; increases in raw material and energy costs; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties; and the outcome of contested asbestos-related litigation, the rate of new asbestos-related filings, the solvency of co-defendants in the asbestos-related litigation and the other factors described herein. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 2000, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 17, 2000

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

U.S. Gypsum is a defendant in 10 Property Damage Cases, many of which involve multiple buildings. One of the cases is a conditionally certified class action comprised of all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C.S.C.). During the years 1997-1999, three new Property Damage Cases were filed against U.S. Gypsum while 16 were closed; the Company spent an average of $14 million per year on the defense and settlement of Property Damage Cases, but received a total of $61.5 million over the three-year period from insurance carriers, including reimbursement for expenditures in prior years. No new Property Damage Cases have been filed against U. S. Gypsum for more than two years.

U.S. Gypsum's estimated cost of resolving pending Property Damage Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum is also a defendant in Personal Injury Cases brought by approximately 83,800 claimants, as well as an additional 65,000 claims that have been settled but will be closed over time. U. S. Gypsum was named in approximately 15,000 new Personal Injury Cases in the third quarter of 2000, 15,300 in the second quarter and 12,300 in the first quarter. Filings of new Personal Injury Cases totaled approximately 48,000 claims in 1999, compared to 80,000 claims in 1998 and 23,500 claims in 1997. The Company believes that the higher rate of personal injury case filings in 1998 resulted, at least in part, from a Supreme Court ruling striking down a class action settlement that included an injunction against the filing of certain Personal Injury Cases from September 1994 until July 1997. It is anticipated that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high. During the years 1997-1999, U.S. Gypsum expended an average of $64.2 million per year on Personal Injury Cases (including $100 million in 1999), of which an average of $52 million ($85 million in 1999) was paid by insurance.

U.S. Gypsum is a member, together with 14 other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which has assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Costs of defense and settlement are shared among the members of the Center pursuant to predetermined sharing formulae. Most of U.S. Gypsum's personal injury liability and defense costs have been paid by insurance, but current and future costs will be paid largely by U.S. Gypsum due to exhaustion of most available insurance.

U.S. Gypsum and other Center members are pursing alternatives to the current tort system, including settlements with plaintiffs' firms that include agreements to resolve over time the firms' pending claims, as well as the firms' agreement to recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria. The Center reached several such agreements in 1999 and 2000 and will continue to attempt to negotiate similar agreements in the future. These agreements typically resolve claims for amounts consistent with historical per-claim settlement costs. However, settlement costs for cases resolved outside such agreements have been increasing, reflecting higher settlement demands to all defendants for more serious cases, particularly in certain jurisdictions, as well as the impact of the reductions in membership of the Center described below.

During 1999, three companies and an asbestos claims trust left the Center and the membership of another company was terminated by the Center's Board. The terminated member and the asbestos claims trust have refused to pay their share of certain settlements agreed to by the Center while they were members. Although to date plaintiffs in such cases have been successful in obtaining orders requiring the terminated former member to pay its share of the settlements, continued defaults may increase the cost of resolving these cases for the remaining Center members, including U.S. Gypsum. In some cases, plaintiffs may argue that the remaining Center members are required to fund the entire settlement; there are strong defenses to such claims. In other cases, the plaintiffs have certain rights to nullify the settlement as to any unpaid portion. In addition, if one or more additional members of the Center that pay significant shares of settlement and defense costs either withdraw, become insolvent or file a bankruptcy petition, it is possible that the viability of the Center and its settlement program will be jeopardized. Such a development would be likely to increase U.S. Gypsum's costs of resolving the cases. During 2000, three defendants in the Personal Injury Cases (not members of the Center) have filed bankruptcy petitions, and it is possible that others may also file. The absence of these defendants from the litigation is likely to increase the cost of resolving Personal Injury Cases for other defendants, including U. S. Gypsum and the remaining Center members. The amount of the potential increased costs and other adverse impacts that would result from the above developments cannot presently be ascertained.

U.S. Gypsum's estimated cost of resolving pending Personal Injury Cases is discussed below. (See "Estimated Cost.")

U.S. Gypsum sued its insurance carriers in 1983 to obtain coverage for asbestos cases (the "Coverage Action") and has settled all disputes with its solvent carriers. As of September 30, 2000, after deducting insolvent coverage and insurance paid out to date, approximately $66 million of insurance remained with carriers that have agreed, subject to certain limitations and conditions, to cover asbestos-related costs. In addition, U.S. Gypsum is pursuing claims for reimbursement from estates of certain insolvent carriers and may recover additional reimbursement in amounts that are presently indeterminable but are not expected to be material.

Through September 30, U. S. Gypsum's asbestos payments for the first nine months of 2000 were approximately $125 million, or $43 million after insurance reimbursement. Insurance payments to U.S. Gypsum for all asbestos-related matters, including property damage, personal injury, insurance coverage litigation and related expenses, exceeded asbestos-related expenses by $6 million for 1999 and $0.7 million in 1997 due primarily to nonrecurring reimbursement for amounts expended in prior years. However, U.S. Gypsum's total asbestos-related expenditures exceeded aggregate insurance payments by $24 million in 1998.


ESTIMATED COST - The asbestos litigation involves numerous uncertainties that affect U.S. Gypsum's ability to estimate reliably its probable liability in the Personal Injury and Property Damage Cases. In the Property Damage Cases, such uncertainties include, but may not be limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages. Uncertainties in the Personal Injury Cases include, but may not be limited to the number, characteristics and venue of Personal Injury Cases that are filed against U.S. Gypsum; the Center's continued viability in its present form and its ability to continue to resolve claims at historical or acceptable levels; the level of physical impairment of claimants; the viability of claims for conspiracy or punitive damages; the effect of recent reductions in membership in the Center and any future reductions in Center membership on the Center and its settlement program; the continued solvency of other defendants and the impact of recent and possible future bankruptcies of other defendants; the refusal of the former Center members described above to fund their share of existing settlements; and the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants. As a result, any estimate of U.S. Gypsum's liability, while based upon the best information currently available, may not be an accurate prediction of actual costs and is subject to revision as additional information becomes available and developments occur.

Subject to the above uncertainties, and based in part on information provided by the Center, U.S. Gypsum estimates that it is probable that Property Damage and Personal Injury Cases pending at September 30, 2000, can be resolved for an amount totaling between $315 million and $490 million, including defense costs. Most of these amounts are expected to be expended over the next two to five years. Insurance funding is available for a portion of these costs, as detailed below, although resolution of the pending cases will consume U.S. Gypsum's remaining insurance. At this time, U.S. Gypsum does not believe that the number and severity of asbestos-related cases that ultimately will be filed in the future can be predicted with sufficient accuracy to provide the basis for a reasonable estimate of the liability that will be associated with such cases, although, as noted below, the Company is actively engaged in examining the feasibility of such an estimate with the objective of providing such information when possible.

Accounting for Asbestos Liability: As of September 30, 2000, U.S. Gypsum had reserved $315 million for liability from pending Property Damage and Personal Injury Cases (equaling the lower end of the estimated range of costs provided above). U.S. Gypsum had a corresponding receivable from insurance carriers of approximately $66 million, the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance. As of September 30, 2000, U.S. Gypsum had an additional $32 million reserved for asbestos liabilities and asbestos-related expenses.

U.S. Gypsum compares its estimates of liability to then-existing reserves and available insurance assets and from time to time adjusts its reserves as appropriate. U.S. Gypsum charged results of operations a total of $26 million in 1998 and $80.5 million in 1999 for asbestos-related costs, based largely on new filings during those years. In the quarters ended March 31, June 30, and September 30, 2000, the Company accrued charges of $22 million, $28 million, and $27 million, respectively, reflecting new filings during those quarters. Asbestos charges to results of operations were higher in 1999 and 2000 than 1998 because the estimated cost of resolving cases pending during 1998 will, when expended, consume all of U.S. Gypsum's remaining insurance; as a result, the estimated liability from new case filings is currently being charged against reported earnings. Accordingly, the Company expects that additional periodic charges will be necessary in the future, in amounts that could be higher or lower than recent quarters, and which could be material to the period in which they are taken. The amount of future periodic charges will depend upon factors that include, but may not be limited to, the rate at which new asbestos-related claims are filed, the potential imposition of medical criteria, the impact of reductions in membership of the Center, the continued solvency of other defendants, changes in U.S. Gypsum's settlement cost and the estimated cost of resolving pending claims, and the necessity of higher-cost settlements in particular jurisdictions.

In addition, U.S. Gypsum continues to evaluate whether its probable liability for future Personal Injury Cases can be reasonably estimated. The ability to make such an estimate requires an assessment of the impact on future case filings and settlement values of the uncertainties identified above, including the outcome and status of negotiations currently underway between the Center and certain plaintiffs' firms concerning settlements that would, among other things, apply medical criteria to the firms' future Personal Injury Cases. When such an estimate can be made, an additional charge to results of operations will be necessary. Although the timing and amount of the resulting charge cannot presently be determined with certainty, the charge may be taken in the fourth quarter of 2000, and the amount is expected to be material to the Corporation's results of operations and stockholders' equity in the period in which it is taken.

CONCLUSION - The above estimates and reserves are re-evaluated periodically as additional information becomes available. Additional charges to results of operations will be necessary in light of future events, and such charges are expected to be material to results of operations and stockholders' equity in the period in which they are taken. The amount of such charges, and the impact of the asbestos litigation on the Corporation's liquidity and financial position, may be affected by recent bankruptcies of other defendants and any further bankruptcies of other defendants, particularly current or former members of the Center. However, it is management's opinion, taking into account currently available information concerning U.S. Gypsum's liabilities, reserves and probable insurance coverage, that the asbestos litigation will not have a material adverse effect on the liquidity or financial position of the Corporation.


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (4a) Amended and Restated By-laws of USG Corporation, dated as of September 22, 2000.
         (10a) Second Amendment to Management Performance Plan, dated as of June 27, 2000.
         (10b) First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated as of June 27, 2000.
         (10c) Second Amendment to Omnibus Management Incentive Plan of USG Corporation, dated as of June 27, 2000.
         (15) Letter from Arthur Andersen LLP regarding unaudited financial information.
         (27)  Financial Data Schedule.

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



                                       USG CORPORATION



                                       By  /s/ Dean H. Goossen
                                           -----------------------------------

                                           Dean H. Goossen,
                                           Corporate Secretary,
                                           USG Corporation


                                       By  /s/ Raymond T. Belz
                                           -----------------------------------
November 6, 2000
                                           Raymond T. Belz,
                                           Senior Vice President and Controller,
                                           USG Corporation