Form 10-K405
period 2000-12-31
USG CORP
filed 2001-03-05
CIK 757011

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K
                                -----------------

(Mark One)

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE
              ACT OF 1934 (FEE REQUIRED)
                     For fiscal year ended December 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------   SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from _____________ to _____________.

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

                                -----------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
      Title of Each Class                                Which Registered
-------------------------------                     -------------------------

                                                    New York Stock Exchange
Common Stock, $0.10 par value                       Chicago Stock Exchange
-------------------------------                     -------------------------

                                                    New York Stock Exchange
Preferred Share Purchase Rights                      Chicago Stock Exchange
-------------------------------                     -------------------------

8.5% Senior Notes, Due 2005                         New York Stock Exchange
-------------------------------                     ------------------------


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No
     As of January 31, 2001, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange closing prices) was approximately $950,699,000.
     As of January 31, 2001, 43,403,285 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Corporation's 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Form 10-K Report.

2. The Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 9, 2001, is incorporated by reference in Part III of this Form 10-K Report.

3. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 13.



                                TABLE OF CONTENTS


PART I                                                                                                         Page
------                                                                                                         ----
Item   1.     Business........................................................................................   3
Item   2.     Properties......................................................................................   8
Item   3.     Legal Proceedings...............................................................................  10
Item   4.     Submission of Matters to a Vote of Security Holders.............................................  10

PART II
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters........................  10
Item   6.     Selected Financial Data.........................................................................  10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition...........  11
Item   8.     Financial Statements and Supplementary Data.....................................................  11
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............  11

PART III
Item  10.     Directors and Executive Officers of the Registrant..............................................  11
Item  11.     Executive Compensation..........................................................................  13
Item  12.     Security Ownership of Certain Beneficial Owners and Management..................................  13
Item  13.     Certain Relationships and Related Transactions..................................................  13

PART IV
Item  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  13

Signatures....................................................................................................  21

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

     2000 was a challenging year for USG Corporation. First, the gypsum wallboard market in the United States, which represents USG's largest single business, transitioned from short supply to excess supply. Although, shipments of USG's SHEETROCK brand gypsum wallboard set a new record, selling prices fell significantly during the year because of excess supply in the market. The lower prices, combined with higher energy and raw material costs, had an adverse effect on USG's profitability in 2000.

     Second, the number of asbestos claims and related settlement values continued to increase, and two other major building products companies, Owens Corning and Armstrong World Industries, Inc., filed Chapter 11 bankruptcies due to asbestos-related liabilities. Based on an independent study, USG estimated its probable liability for costs associated with asbestos cases currently pending and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, USG recorded a noncash, pretax provision of $850 million, increasing its total reserve for asbestos claims to $1,185 million as of December 31, 2000.

     Third, like the stock prices of several other building products companies, the price of USG's common stock declined significantly following the bankruptcies of Owens Corning and Armstrong World Industries.

     Fourth, USG experienced two unfavorable developments in the fourth quarter that could affect its ability to increase its liquidity in the future. The two credit rating agencies, Standard & Poor's and Moody's, downgraded USG's corporate debt rating. Standard & Poor's lowered its rating to investment grade BBB, while Moody's dropped its rating to Ba2, two levels below its minimum investment grade rating. In each case, the decrease was due to concerns over USG's increasing asbestos exposure. Even before these downgrades, the securities markets had steeply discounted securities, both debt and equity, of public companies that are defendants in asbestos-related litigation. This development came as a direct response to the Owens Corning bankruptcy filing. As a consequence of these developments, USG expects to find it increasingly difficult to raise new money in the capital markets so long as the long-term outcome of its asbestos litigation remains uncertain.

     Despite these challenges, 2000 also was a year of accomplishments for USG including record shipments for all major product lines, record net sales for its distribution business, a new $600 million revolving credit agreement and the completion of three major capital projects.

    Because of a cyclical downturn in its businesses, rising energy prices and asbestos litigation, USG's financial priorities in 2001 will focus on increasing cash flow and optimizing operating performance. The plan includes reducing capital expenditures, reducing costs and expenses, improving working capital performance and seeking opportunities for the sale of surplus assets. In addition, in the first quarter of 2001, USG reduced its quarterly cash dividend to $0.025 per share. This action will reduce annual dividend payments by approximately
$22 million.

     USG's operations are organized into three operating segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution.


North American Gypsum

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico S.A. de C.V. in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for nearly one-third of total domestic gypsum wallboard sales in 2000. CGC is the largest producer of gypsum wallboard in eastern Canada.

Products

     North American Gypsum's products are used in a variety of building and industrial applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage-resistant assemblies for both interior and exterior construction. FIBEROCK brand gypsum fiber panels include abuse-resistant wall panels and floor underlayment. The Corporation produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand gypsum wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names of RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

Manufacturing

     North American Gypsum's products are manufactured at 46 plants located throughout the United States and Canada and in central Mexico.

      USG is nearing completion of a major modernization of its gypsum wallboard capacity, enabling it to replace old capacity with much more efficient new facilities. The Corporation has completed construction of five new gypsum wallboard facilities and closed six old, high-cost facilities. The modernization program includes the construction of new gypsum wallboard plants located in Bridgeport, Ala. (opened in 1999), Aliquippa, Pa. (opened in 2000), Rainier, Ore. (opened in 2000) and Monterrey, Mexico (to be opened in 2001) and construction of new wallboard production lines at U.S. Gypsum's plants in East Chicago, Ind. (started up in 1999) and Plaster City, Calif. (started up in
2000). The new plant in Monterrey, Mexico, will allow USG Mexico S.A. de C.V., USG's wholly owned subsidiary in Mexico and the Mexican wallboard leader, to strengthen its position in northern Mexico while freeing existing capacity for southern Mexico markets. With a plant in northern Mexico, USG Mexico will become Mexico's first national wallboard manufacturer. Startup of the Monterrey facility is anticipated to occur in the third quarter of 2001.

    Closure of old, high-cost capacity included the shutdown of the Plasterco, Va., plant in 1999 and shutdown of gypsum wallboard production lines at U.S. Gypsum's plants in East Chicago, Ind., in 1999, Plaster City, Calif., in 2000, Gypsum,

Ohio, in December 2000, Fort Dodge, Iowa, in February 2001 and Oakfield, N.Y., in February 2001. One production line continues to operate at the Fort Dodge plant.

     Gypsum rock is mined or quarried at 14 company-owned locations in North America. In 2000, these locations provided approximately 77% of the gypsum used by USG's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from various outside sources. Outside purchases accounted for 23% of the gypsum used in USG's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 30 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 282 million tons. Additional reserves of approximately 154 million tons are found on four properties not in operation. USG's total average annual production of crude gypsum during the past five years was 10 million tons.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of USG's wallboard production processes.

     The Corporation does research and development at the USG Research and Technology Center in Libertyville, Ill. The staff at this center provides specialized technical services to the operating units and does product and process research and development. The center is especially well-equipped for carrying out fire, acoustical, structural and environmental testing of products and building assemblies. The center also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to the pilot plant level before being transferred to a full-size plant.

Marketing and Distribution

     Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of USG, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys, and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2000, about 45% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 37% of volume demand was generated by residential and nonresidential repair and remodel activity, 13% of volume demand was generated by new nonresidential construction activity and the remaining 5% of volume demand was generated by other activities such as exports and temporary construction.

Competition

     The Corporation competes in North America as the largest of 11 producers of gypsum wallboard products and in 2000 accounted for nearly one-third of total gypsum wallboard sales in the United States. In 2000, U.S. Gypsum shipped 9.3 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated at
29.3 billion square feet, the second highest level on record. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, James Hardie Gypsum, BPB Celotex, Temple-Inland Forest Products Corporation, American Gypsum, Lafarge Corporation and other smaller, regional competitors. Major competitors in Canada include BPB Westroc, Georgia-Pacific Corporation and Lafarge Corporation. In Mexico, the Corporation's major competitor is Panel Rey.

WORLDWIDE CEILINGS

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc. ("USG Interiors"), the international interior systems business managed as USG International and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. In 2000, Worldwide Ceilings was estimated to be the largest producer of ceiling grid and the second largest producer of ceiling tile in the world.

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

     USG Interiors' primary research and development are carried out at the Corporation's research and development center in Libertyville, Ill., and at its Solutions CenterSM in Chicago, Ill. An additional metal forming research and development facility in Avon, Ohio, provides product design, engineering and testing services in addition to manufacturing development.

Marketing and Distribution

     Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply, and home improvement centers.

Competition

     The Corporation estimates that it is the second-largest producer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald) and BPB Celotex. As noted above, Armstrong World Industries, Inc., the world's largest manufacturer of acoustical ceiling tile, filed Chapter 11 bankruptcy in the fourth quarter of 2000 in response to pending and potential asbestos litigation filings. The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation.

BUILDING PRODUCTS DISTRIBUTION

Business

     Building Products Distribution consists of L&W Supply, the leading distributor of wallboard and related building products in the United States. In 2000, L&W Supply distributed approximately 11% of all gypsum wallboard in the United States (including approximately 28% of U.S. Gypsum's wallboard production).

Marketing and Distribution

     L&W Supply was organized in 1971 by U.S. Gypsum and currently has 192 distribution locations in 37 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to a job site and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. Although L&W Supply specializes in distribution of gypsum wallboard (which accounts for approximately 53% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum, it also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

Competition

     L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with locations in the southern, central and western United States. There are several regional competitors, such as CSR Rinker in the southeast (primarily in Florida) and Strober Building Supply in the northeastern United States. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers and acoustical tile distributors.

Other Information

     Primary supplies of energy have been adequate and no significant curtailment of plant operations has resulted from insufficient supplies although pricing has increased dramatically during the year. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

     None of the operating segments have any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for 10% or more of the Corporation's 2000, 1999, or 1998 consolidated net sales. Because orders are filled upon receipt, no operating segment has any significant backlog.

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

     One of the Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Information pertaining to legal proceedings is included in "Notes to Consolidated Financial Statements - Note 17. Litigation" of the Corporation's 2000 Annual Report to Stockholders and is incorporated herein by reference.

     Financial information pertaining to operating segments, foreign and domestic operations and export sales is included in "Notes to Consolidated Financial Statements - Note 16. Segments" of the Corporation's 2000 Annual Report to stockholders and is incorporated herein by reference.

Item 2.  PROPERTIES

     The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and Asia-Pacific. In 2000, most of these facilities operated above 80% of capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

NORTH AMERICAN GYPSUM

Gypsum Wallboard and Other Gypsum Products

Aliquippa, Pa.                Galena Park, Texas        Southard, Okla.
Baltimore, Md.                Jacksonville, Fla.        Sperry, Iowa
Bridgeport, Ala.              New Orleans, La.          Stony Point, N.Y.
Boston (Charlestown), Mass.   Norfolk, Va.              Sweetwater, Texas
Detroit (River Rouge), Mich.  Plaster City, Calif.      Hagersville, Ontario, Canada
East Chicago, Ind.            Rainier, Ore.             Montreal, Quebec, Canada
Empire, Nev.                  Santa Fe Springs, Calif.  Puebla, Puebla, Mexico
Fort Dodge, Iowa              Shoals, Ind.              Saltillo, Coahuila, Mexico
Fremont, Calif.               Sigurd, Utah

As part of the Corporation's fourth quarter 2000 restructuring plan, gypsum wallboard production lines were shutdown at Gypsum, Ohio (December 2000), Oakfield, N.Y. (February 2001), and Fort Dodge, Iowa (February 2001). One line continues to operate at Fort Dodge.

Joint Compound (surface preparation and joint treatment products)

Auburn, Wash.        Gypsum, Ohio               Hagersville, Ontario, Canada
Bridgeport, Ala.     Jacksonville, Fla.         Montreal, Quebec, Canada
Chamblee, Ga.        Port Reading, N.J.         Surrey, British Columbia, Canada
Dallas, Texas        Sigurd, Utah               Puebla, Puebla, Mexico
East Chicago, Ind.   Torrance, Calif.           Port Klang, Malaysia (leased)
Fort Dodge, Iowa     Calgary, Alberta, Canada
Galena Park, Texas   Edmonton, Alberta, Canada

Gypsum Rock (mines and quarries)

Alabaster (Tawas City), Mich.  Sigurd, Utah                    Little Narrows, Nova Scotia, Canada
Empire, Nev.                   Southard, Okla.                 Windsor, Nova Scotia, Canada
Fort Dodge, Iowa               Sperry, Iowa                    Manzanillo, Colima, Mexico
Plaster City, Calif.           Sweetwater, Texas               Monterrey, Nuevo Leon, Mexico
Shoals, Ind                    Hagersville, Ontario, Canada

Synthetic gypsum is processed at Belledune, New Brunswick, Canada.
A mill and ship-loading system at Alabaster, Mich., were shutdown as part of the Corporation's fourth quarter 2000 restructuring plan. However, the gypsum quarry at Alabaster will continue operating at a decreased level.

Paper for Gypsum Wallboard

Clark, N.J.                    Jacksonville, Fla.              South Gate, Calif.
Galena Park, Texas             North Kansas City, Mo.
Gypsum, Ohio                   Oakfield, N.Y.

Other Products

     A mica-processing plant is located at Spruce Pine, N.C.; and drywall metal products are manufactured at Medina, Ohio (leased). Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio, and Port Hawkesbury, Nova Scotia, Canada. Paper-faced metal corner bead is manufactured at Auburn, Wash. and Weirton, W.Va. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes) and New Orleans, La. (lime products). A perlite ore mine at Grants, N.M., was shutdown in 2000.

Ocean Vessels

     Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation and headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market. A new self-unloading vessel is being constructed in Korea by Hyundai Mipo Dockyard Ltd. with delivery scheduled to occur about mid-2001.

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


Item 3.  LEGAL PROCEEDINGS

     Information pertaining to legal proceedings is included in "Notes to Consolidated Financial Statements - Note 17. Litigation" of the Corporation's 2000 Annual Report to Stockholders and is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 2000.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices, the number of stockholders of record and the amount of quarterly cash dividends is included in "Selected Quarterly Financial Data" of the Corporation's 2000 Annual Report to Stockholders and is incorporated herein by reference.

     On November 22, 1996, the Corporation entered into a retention agreement with an employee, formerly the principal stockholder of a corporation certain of whose assets were purchased by the Corporation, whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000, in five separate annual installments each having a value equal to $50,000, in reliance on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The fourth and fifth annual grants of 990 and 3,493 common shares were made on November 22, 1999, and November 22, 2000, respectively. The unregistered common stock is restricted from transfer, resale or other disposition until November 22, 2001.


Item 6.  SELECTED FINANCIAL DATA

     Selected financial data are included in the "Five-Year Summary" of the Corporation's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Corporation's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data included in the "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 2000 Annual Report to Stockholders are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 14, 2001)


           NAME, AGE AND                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS       PRESENT POSITION
          PRESENT POSITION                                                                       HELD SINCE
-----------------------------------------------------------------------------------------------------------------
William C. Foote, 49                 President and Chief Operating Officer from January           August 1999
Chairman, President and Chief        1994 to January 1996; President and Chief Executive
Executive Officer                    Officer to April 1996; Chairman, President and Chief
                                     Executive Officer from April 1996 to June
                                     1997; Chairman and Chief Executive Officer
                                     from June 1997 to August 1999.

Richard H. Fleming, 53               Senior Vice  President and Chief  Financial  Officer to      February 1999
Executive Vice President and         February 1999.
Chief  Financial Officer

Raymond T. Belz, 60                  Vice President and Controller, USG Corporation from          February 1999
Senior Vice President and            January 1994 to February 1999; Vice President and
Controller                           Chief Financial Officer, North American Gypsum from
                                     January 1995 to September 1996; Vice President
                                     Financial Operations, North American Gypsum and
                                     Worldwide Ceilings from September 1996 to February 1999.


           NAME, AGE AND                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS       PRESENT POSITION
          PRESENT POSITION                                                                       HELD SINCE
-----------------------------------------------------------------------------------------------------------------
Edward M. Bosowski, 46               Vice President and Chief Financial Officer, Worldwide        February 2001
Senior Vice President, Marketing     Ceilings and Vice President, USG Interiors, Inc. to
and Corporate Strategy; President,   September 1996; Executive Vice President - Marketing,
International                        United States Gypsum Company to February 1999;
                                     President and Chief Executive Officer,
                                     United States Gypsum Company to November
                                     2000; President Growth Initiatives and
                                     International to February 2001.

John H. Meister, 43                  Executive Vice President and Chief Operating Officer,        November 2000
Senior Vice President; President,    L&W Supply Corporation to May 1996; President and
Building Systems                     Chief Executive Officer, L&W Supply Corporation to
                                     February 1999; President and Chief Executive Officer,
                                     USG Interiors, Inc. to November 2000.

James S. Metcalf, 43                 Vice President of National Accounts, United States           February 2001
Senior Vice President; President     Gypsum Company to July 1996; Vice President Sales, USG
and Chief Executive Officer, L&W     Interiors, Inc. to June 1998; Senior Vice President,
Supply Corporation                   Sales and Marketing, USG Interiors, Inc. to March
                                     1999; Executive Vice President and Chief Operating
                                     Officer, L&W Supply Corporation to March 2000.

Daniel J. Nootens, 62                Executive Vice President & Chief Operating Officer,          May 2000
Senior Vice President and Chief      United  States Gypsum Company to September 1996;
Technology Officer                   Executive Vice President - Operations, North American
                                     Gypsum from September 1996 to June 1997;
                                     Executive Vice President, Strategic
                                     Manufacturing and Capital Investments,
                                     North American Gypsum and Worldwide
                                     Ceilings to May 2000.

Brian W. Burrows, 61                 Same position                                                March 1987
Vice President, Research and
Technology

Brian J. Cook, 43                    Director, Employee Relations, Training and Corporate         December 1998
Vice President, Human Resources      Employee Counsel to April 1996; Director, Human
                                     Resources Planning and Development and Corporate
                                     Employee Counsel to December 1997; Director, Human
                                     Resources - Operations to December 1998.

Stanley L. Ferguson, 48              Associate General Counsel to May 2000.                       May 2000
Vice President and General Counsel

Jean K. Holley, 41                   Director, Information Technology, WMX Environmenta  l        August 1998
Vice President and Chief             Monitoring Laboratories to March 1996; Director,
Information Officer                  Information Systems, Rust Industrial Services (a
                                     subsidiary of  Waste Management Corporation) to
                                     December 1996; Senior Director, Information Technology,
                                     Waste Management Corporation to August 1998.

Marcia S. Kaminsky, 42               Vice President, U.S. Communications, Bank of                 October 1998
Vice President, Communications       Montreal/Harris  Bank to January 1997; Senior Vice
                                     President, Public Affairs, Bank of Montreal/Harris
                                     Bank to October 1998.


           NAME, AGE AND                 BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS       PRESENT POSITION
          PRESENT POSITION                                                                       HELD SINCE
-----------------------------------------------------------------------------------------------------------------
D. Rick Lowes, 46                    Vice President and Chief Financial Officer, CGC Inc.         January 1999
Vice President and Treasurer         to January 1999.

Peter K. Maitland, 59                Director, Employee Benefits and Office Facilities to         February 1999
Vice President, Compensation,        June 1997; Director, Employee Benefits and Office
Benefits and Administration          Management to February 1999.

Robert B. Sirgant, 60                Vice President, Corporate Accounts to August 1999.           August 1999
Vice President, Corporate
Customer Relations

Dean Goossen, 53                     Same position.                                               February 1994
Corporate Secretary

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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this 10-K Report:


     1. The consolidated financial statements, notes to consolidated financial statements and report of independent public accountants included in the Corporation's 2000 Annual Report to Stockholders and listed below are incorporated herein by reference:

         Consolidated Statements of Earnings - Years ended December 31, 2000, 1999 and 1998.

         Consolidated Balance Sheets - As of December 31, 2000 and 1999.

         Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.


     2.  Supplemental Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.

         Report of Independent Public Accountants With Respect to Financial Statement Schedule.

         All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.


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

                (c) Amended and Restated By-Laws of USG Corporation, dated as of September 22, 2000 (incorporated by reference to Exhibit 4(a) of USG Corporation's Form 10-Q, dated
                       November 6, 2000).


           4 Instruments defining the rights of security holders, including indentures:
                (a)    Indenture dated as of October 1, 1986 between USG
                       Corporation and Bank One, successor Trustee to Harris
                       Trust and Savings Bank (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement
                       No. 33-9294 on Form S-3, dated October 7, 1986).


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

                 (c) Second Amendment to Management Performance Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit
                       10(a) of USG Corporation's Form 10-Q, dated November 6,
                       2000).

                (d)    Amendment and Restatement of USG Corporation Supplemental
                       Retirement Plan, effective as of July 1, 1997, and dated
                       August 25, 1997 (incorporated by reference to Exhibit
                       10(c) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

                 (e) First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's Annual Report on Form
                       10-K, dated February 26, 1999).

                 (f)   Second Amendment to Supplemental Retirement Plan,
                       effective November 8, 2000.                                   22

                 (g)   Third Amendment to Supplemental Retirement Plan,
                       effective November 8, 2000.                                   24


                 (h)   Form of Termination Compensation Agreement dated January
                       1, 2000 (incorporated by reference to Exhibit 10(e) of
                       USG Corporation's Annual Report on Form 10-K, dated
                       February 29, 2000).

                (i) Form of Indemnification Agreement (incorporated by reference to Exhibit 10(g) of Amendment No.1 to USG
                       Corporation's Registration No. 33-51845 on Form S-1).

                (j)    Form of Employment Agreement dated January 1, 2000
                       (incorporated by reference to Exhibit 10(g) of USG
                       Corporation's Annual Report on Form 10-K, dated February
                       29, 2000).

                 (k) Five Year Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 10(a) of USG Corporation's 10-Q, dated August 7,
                       2000).

                 (l)   364-Day Credit Agreement dated as of June 30, 2000, among
                       USG Corporation and the banks listed on the signature pages thereto and Chase Manhattan Bank as Administrative
                       Agent (incorporated by reference to Exhibit 10(b) of USG
                       Corporation's 10-Q, dated August 7, 2000).

                 (m)   1995 Long-Term Equity Plan of USG Corporation
                       (incorporated by reference to Annex A to USG
                       Corporation's Proxy Statement and Proxy, dated March 31,
                       1995).

                (n)    First Amendment to 1995 Long-Term Equity Plan of USG
                       Corporation, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG Corporation's Form
                       10-Q, dated November 6, 2000).

                (o)    2000 Annual Management Incentive Program - USG
                       Corporation.                                                  26

                (p) Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 28, 1997).

                (q) First Amendment to Omnibus Management Incentive Plan, dated as of November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on
                       Form 10-K, dated February 20, 1998).

                (r)    Second Amendment to Omnibus Management Incentive Plan of
                       USG Corporation, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG Corporation's 10-Q, dated November 6, 2000).

                (s)    Amended and Restated Stock Compensation Program for
                       Non-Employee Directors of USG Corporation, dated July 1,
                       1997 (incorporated by reference to Exhibit 10(q) of USG
                       Corporation's Annual Report on Form 10-K, dated February
                       20, 1998).

     13      Portions of USG Corporation's 2000 Annual Report to Stockholders.
             (Such report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof
             expressly incorporated by reference.)                                   34

     21      Subsidiaries                                                            65

     23      Consents of Experts and Counsel                                         66

     24      Power of Attorney                                                       67

(b)  Reports on Form 8-K:

     A Form 8-K was filed on November 17, 2000, to report under Item 5 "Other Events" the suspension of employee contributions to the USG Common Stock fund in the Corporation's qualified 401-K investment plan.

     A Form 8-K was filed on December 27, 2000, to report under Item 5 "Other Events" information related to plant shutdowns, market conditions and asbestos liability matters.

                             INDEX TO EXHIBITS FILED
                       WITH THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000




EXHIBIT                                                                     PAGE
-------                                                                     ----
10(f)    Second Amendment to Supplemental Retirement Plan                     22

10(g)    Third Amendment to Supplemental Retirement Plan                      24

10(o)    2000 Annual Management Incentive Program - USG Corporation           26

13       Portions of USG Corporation's 2000 Annual Report to Stockholders     34

21       Subsidiaries                                                         65

23       Consent of Experts and Counsel                                       66

24       Power of Attorney                                                    67


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

                                 USG CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in millions)



                                               Beginning                                   Ending
                                                Balance    Additions (a)  Deductions (b)   Balance
                                               ---------   -------------  --------------   -------
Year ended December 31, 2000:

   Doubtful accounts........................  $     14     $      4       $     (4)        $  14
   Cash discounts...........................         4           57            (57)            4
   Provision for restructuring expenses.....         -           35             (1)           34


Year ended December 31, 1999:

   Doubtful accounts........................        14            4             (4)           14
   Cash discounts...........................         4           59            (59)            4


Year ended December 31, 1998:

   Doubtful accounts........................        14            4             (4)           14
   Cash discounts...........................         3           59            (58)            4


   (a)  Reflects provisions charged to costs and expenses.

   (b) Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts and payments made against the reserve as related to restructuring.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  WITH RESPECT TO FINANCIAL STATEMENT SCHEDULE



     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in USG Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 24, 2001. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule on page 19 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                                  /s/Arthur Andersen LLP

                                                  ARTHUR ANDERSEN LLP
Chicago, Illinois
March 5, 2001

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              USG CORPORATION
March 5, 2001


                                             By: /s/ Richard H. Fleming
                                                 -------------------------------
                                                 Richard H. Fleming
                                                 Executive Vice President and
                                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                          March 5, 2001
------------------------------------------
WILLIAM C. FOOTE
Chairman, President and Chief Executive
Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                        March 5, 2001
------------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                           March 5, 2001
------------------------------------------
RAYMOND T. BELZ
Senior Vice President and Controller
(Principal Accounting Officer)


                                              By: /s/ Richard H. Fleming
                                                  ------------------------------
ROBERT L. BARNETT, KEITH A. BROWN,        )        Richard H. Fleming
JAMES C. COTTING, LAWRENCE M. CRUTCHER,   )        Attorney-in-fact
W. DOUGLAS FORD, DAVID W. FOX,            )        Pursuant to Power of Attorney
VALERIE B. JARRETT, MARVIN E. LESSER,     )        (Exhibit 24 hereto)
JOHN B. SCHWEMM, JUDITH A. SPRIESER       )        March 5, 2001
Directors                                 )