Form 10-Q
period 2001-03-31
USG CORP
filed 2001-05-01
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
                                                            --------------------
                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from         to
                                                            --------   ---------

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

As of March 31, 2001, 43,409,119 shares of USG common stock were outstanding.

                                    TABLE OF CONTENTS


                                                                           Page
                                                                           -----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

             Consolidated Statements of Earnings:
                  Three Months Ended March 31, 2001 and 2000                 3

             Consolidated Balance Sheets:
                  As of March 31, 2001 and December 31, 2000                 4

             Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2001 and 2000                 5

             Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                            10

Report of Independent Public Accountants                                    21


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 6. Exhibits and Reports on Form 8-K                                    29


SIGNATURES                                                                  30

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS
                                                  ENDED MARCH 31,
                                             --------------------------
                                                2001            2000
                                             -----------    -----------
Net sales                                    $       826    $       989
Cost of products sold                                726            721
Selling and administrative expenses                   68             84
                                             -----------    -----------
Operating profit                                      32            184
Interest expense                                      14             12
Interest income                                       (1)            (2)
Other expense, net                                     1              1
                                             -----------    -----------
Earnings before income taxes                          18            173
Income taxes                                           7             67
                                             -----------    -----------
Net earnings                                          11            106
                                             ===========    ===========

Basic earnings per common share                     0.25           2.19
Diluted earnings per common share                   0.25           2.18
Dividends paid per common share                    0.025           0.15
Average common shares                         43,406,202     48,137,789
Average diluted common shares                 43,459,017     48,388,042


See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                 AS OF           AS OF
                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                               ----------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $     35        $    70
Receivables (net of reserves - $18 and $18)                         350            305
Inventories                                                         267            271
Income taxes receivable                                              33              -
Deferred income taxes                                               168            194
Other current assets                                                 75             36
                                                                -------        -------
Total current assets                                                928            876

Property, plant and equipment (net of reserves
    for depreciation and depletion - $489 and $470)               1,826          1,830
Deferred income taxes                                               189            257
Other assets                                                        309            251
                                                                -------        -------
Total Assets                                                      3,252          3,214
                                                                =======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                    193            200
Accrued expenses                                                    260            280
Taxes on income                                                       -             19
Notes payable                                                         8              6
Current portion of long-term debt                                   131            141
Current portion of asbestos reserve                                 275            250
                                                                -------        -------
Total current liabilities                                           867            896

Long-term debt                                                      647            564
Long-term asbestos reserve                                          855            935
Other liabilities                                                   370            355

Stockholders' Equity:
Preferred stock                                                       -              -
Common stock                                                          5              5
Treasury stock                                                     (256)          (256)
Capital received in excess of par value                             411            411
Accumulated other comprehensive loss                                 (6)           (45)
Retained earnings                                                   359            349
                                                                -------        -------
Total stockholders' equity                                          513            464
                                                                -------        -------
Total Liabilities and Stockholders' Equity                        3,252          3,214
                                                                =======        =======


See accompanying Notes to Consolidated Financial Statements.

                                USG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                -----------------
                                                                 2001       2000
                                                                ------     ------
OPERATING ACTIVITIES:
Net earnings                                                    $  11       $ 106
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                       27          26
    Deferred income taxes                                          63         (14)
    Gain on asset dispositions                                      -          (1)
(Increase) decrease in working capital:
    Receivables                                                   (78)        (64)
    Inventories                                                     4          (8)
    Payables                                                      (26)         49
    Accrued expenses                                              (25)        (54)
Increase in other assets                                          (10)         (8)
Increase in other liabilities                                       6           8
Asbestos reserve, net of receivables                              (52)         16
Other, net                                                         (1)         (3)
                                                                -----       -----
Net cash (to) from operating activities                           (81)         53
                                                                -----       -----

INVESTING ACTIVITIES:
Capital expenditures                                              (29)       (116)
Net proceeds from asset dispositions                                1           2
                                                                -----       -----
Net cash to investing activities                                  (28)       (114)
                                                                -----       -----

FINANCING ACTIVITIES:
Issuance of debt                                                   95         117
Repayment of debt                                                 (41)       (105)
Short-term borrowings, net                                         21           -
Cash dividends paid                                                (1)         (7)
Purchases of common stock                                           -         (80)
                                                                -----       -----
Net cash from (to) financing activities                            74         (75)
                                                                -----       -----

Net decrease in cash and cash equivalents                         (35)       (136)

Cash and cash equivalents at beginning of period                   70         197
                                                                -----       -----
Cash and cash equivalents at end of period                         35          61
                                                                =====       =====

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                      20          20
Income taxes (refunded) paid, net                                 (11)         46



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or "the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 2001, and December 31, 2000, results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2000 Annual Report on Form 10-K dated March 5, 2001.

(2) Total comprehensive income for the first quarter of 2001 amounted to $50 million, consisting of net earnings of $11 million and accumulated other comprehensive income of $39 million. Accumulated other comprehensive income consisted of a net after-tax gain of $49 million ($80 million pretax) on designated derivative instruments less $10 million related to foreign currency translation adjustments. For the respective 2000 period, total comprehensive income amounted to $103 million (net earnings of $106 million less $3 million related to foreign currency translation adjustments). There was no tax impact on the foreign currency translation adjustments.

(3) As of March 31, 2001, common shares totaling 2,804,600 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,718,311 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                                    NET            SHARES        PER SHARE
      THREE MONTHS ENDED MARCH 31,                EARNINGS          (000)         AMOUNT
      -------------------------------------------------------------------------------------
      2001
      Basic earnings                             $      11         43,406         $   0.25
      Dilutive effect of stock options                                 53
      -------------------------------------------------------------------------------------
      Diluted earnings                                  11         43,459             0.25
      =====================================================================================
      2000
      Basic earnings                             $     106         48,138         $   2.19
      Dilutive effect of stock options                                250
      -------------------------------------------------------------------------------------
      Diluted earnings                                 106         48,388             2.18
      =====================================================================================


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


                                                 NET SALES              OPERATING PROFIT
      ------------------------------------------------------------------------------------
      THREE MONTHS ENDED MARCH 31,            2001         2000         2001         2000
      ------------------------------------------------------------------------------------
      North American Gypsum                 $  483      $   610      $    15      $   154
      Worldwide Ceilings                       173          178            9           17
      Building Products Distribution           286          356           15           27
      Corporate                                  -            -           (8)         (16)
      Eliminations                            (116)        (155)           1            2
      ------------------------------------------------------------------------------------
      Total                                    826          989           32          184
      ====================================================================================


(6) Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings when the underlying transaction impacts earnings. As of January 1, 2001, and March 31, 2001, the net after-tax derivative gain in accumulated other comprehensive income was $64 million and $49 million, respectively. During the first quarter of 2001, $9 million of accumulated after-tax gains were reclassified from accumulated other comprehensive income to earnings. As of March 31, 2001, the estimated after-tax gain expected to be reclassified within the next twelve months from accumulated other comprehensive income into earnings is $22 million.

      Commodity Risk: The Corporation uses swap contracts to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. These contracts, all of which mature by December 31, 2005, are designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the hedged transaction occurs at which time it is reclassified to earnings.

      Foreign Exchange Risk: The Corporation has operations in a number of countries and uses forward contracts to hedge the risk of changes in cash flows resulting from forecasted intercompany and third party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying transaction impacts earnings. All foreign currency forward contracts expire within twelve months.

      Interest Rate Risk: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of March 31, 2001, the Corporation had no outstanding interest rate swap agreements.

(7) In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring, which will be completed in 2001, is designed to streamline operations and improve business efficiency.

      At the time the restructuring was announced, a reserve was established for all severance and exit costs. First quarter payments totaling $14 million were charged against the restructuring reserve, leaving a balance of $20 million in the reserve as of March 31, 2001. The restructuring reserve is included in accrued expenses on the consolidated balance sheets. All restructuring-related payments are being funded with cash from normal operations. The following table details the restructuring reserve and first quarter activity (dollars in millions):

                                             RESERVE                 RESERVE
                                             BALANCE     RESERVE      BALANCE
                                             12/31/00   UTILIZATION  3/31/01
      -------------------------------------------------------------------------
      Severance (salaried)                   $ 15         $ 13          $ 2
      Razing buildings and equipment           12            -           12
      Line shutdown and removal                 5            -            5
      Contract cancellations
         and severance (hourly)                 2            1            1
      --------------------------------------------------------------------------
      Total                                    34           14           20
      ==========================================================================


      As of March 31, 2001, 381 salaried employees have been terminated and 179 open salaried positions have been eliminated. Also, 64 hourly employees have been terminated and 44 open hourly positions have been eliminated. As of March 31, 2001, the numbers of remaining participants of the workforce reduction programs were 13 salaried employees and 9 hourly employees.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT DEVELOPMENTS

The first quarter of 2001 for USG Corporation ("USG" or "the Corporation") was marked by further developments relating to the impact of declining prices and profits for gypsum wallboard in the United States and increasing costs of asbestos-related litigation. Two more companies, WR Grace and GI Holdings (formerly GAF), which are major defendants in many of the asbestos-related cases in which the Corporation's United States Gypsum Company subsidiary is also a named defendant, have filed for Chapter 11 bankruptcy protection. In early April 2001, Standard & Poors revised its credit rating for USG's senior unsecured debt from BBB to BB- with negative outlook, citing the uncertainty of future asbestos-related costs as the principal reason for this change.

In connection with USG's revolving credit facility, the lending syndicate agreed to amend the five-year $400 million facility to increase the letter of credit sub-facility from $75 million to $150 million. While the change does not increase the overall credit available under the facility, it allows USG to have added flexibility in obtaining surety bonds for appeals of adverse judgments in asbestos liability trials.

USG has also begun discussions with the administrative agent of the facility concerning the possible renewal of the 364-day facility, which expires on June 29, 2001. Under the terms of the facility, USG has the right to borrow up to $200 million before its expiration. Money borrowed under the facility before its expiration will have a maturity date of June 29, 2002. In its discussions with the agent and other bank lenders, USG has been reviewing the possibility of extending the 364-day facility beyond 2002 along with obtaining additional liquidity. In exchange for this, the lenders may require amendments to the existing credit agreements to reflect market pricing and to provide collateral security to the lenders. The Corporation is reviewing this issue along with other possible financial alternatives, such as a refinancing for the September 2001 maturity of its 9.25% senior notes, in determining its financial strategies for the future. Some of the additional sources of liquidity for the future might include an expansion of its accounts receivable facility to include receivables generated by L&W Supply Corporation or entering into sales and leaseback transactions for select assets. However, no assurance can be given that it will be possible to conclude any of these transactions on terms acceptable to the Corporation. USG believes that if it elects to fully utilize its available bank lines or obtains additional liquidity by providing security, it would have adequate liquidity to enable it to deal with its existing and presently foreseeable cash needs, including the repayment of the 9.25% senior notes maturing on September 15, 2001, for the reasonably foreseeable future.

However, as discussed in Part II, Item 1. "Legal Proceedings" under "Asbestos and Related Insurance Litigation," adverse developments in the asbestos litigation could have a material adverse effect on the Corporation's liquidity, particularly if combined with any significant decrease in the current profitability of USG's operations. The Corporation continues to believe a legislative solution would provide the best outcome to all parties involved in the asbestos litigation. However, if the Corporation concludes that this approach is not likely to be effective within an appropriate time frame, the Corporation will be required to consider alternative ways to deal with the asbestos issue.


CONSOLIDATED RESULTS

NET SALES

Net sales in the first quarter of 2001 were $826 million, down 16% from $989 million in the first quarter of 2000. Conditions in the U.S. wallboard market, USG's largest single market, continued to be difficult due to pricing pressure and slightly lower demand. Gypsum wallboard industry capacity has increased an estimated 10% versus the first quarter of 2000 as several competitors have added new capacity and are seeking to grow their market share. The excess supply and increased competition have led to significant declines in market prices for gypsum wallboard, including U.S. Gypsum's SHEETROCK brand gypsum wallboard, which fell 42% from the prior-year period.

Gypsum wallboard industry demand was down an estimated 2% versus the first quarter of 2000 reflecting slightly lower housing starts in the United States, sluggish repair and remodeling expenditures and harsh winter weather or excessive rainfall, which was worse in many parts of the country than that experienced in the first quarter of 2000.

Sales for USG's North American Gypsum and Building Products Distribution segments were down primarily due to the lower selling prices on SHEETROCK brand gypsum wallboard. Sales for Worldwide Ceilings were affected by lower volume and pricing for domestic ceiling grid and lower demand in international markets.


COST OF PRODUCTS SOLD

Cost of products sold in the first quarter of 2001 was $726 million, up 1% from $721 million a year ago. Production of gypsum wallboard and ceiling tile products is energy intensive, and market prices for energy, including natural gas and electric power, are significantly higher in 2001. It is USG's practice to hedge its natural gas purchases, and as the Corporation entered 2001, it was 60% hedged, as it has been in previous years. By March, the hedge ratio was increased to 75% in accordance with the Corporation's hedging policy. Higher gas prices in January and February combined with only 60% of gas consumption being hedged, and the impact of higher gas usage in winter, resulted in a $5 per thousand square foot increase in manufacturing costs versus the fourth quarter of 2000. Energy costs are expected to remain above those of last year for at least the next quarter, but these costs began to abate in March with a decline in spot prices for natural gas.

It is also noteworthy that in the first quarter of 2000, U.S. Gypsum recorded asbestos-related charges of $22 million to cost of products sold. There were no comparable charges in the first quarter of 2001. See "Legal Contingencies" below and Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses decreased 19% versus the first quarter of 2000 due to lower levels of expenses related to incentive compensation, marketing programs and compensation and benefits. As a percent of net sales, selling and administrative expenses were 8.2% in the first quarter of 2001, down from 8.5% in the comparable 2000 period.

OPERATING PROFIT

Operating profit in the first quarter of 2001 was $32 million, down 83% from $184 million in the first quarter of 2000. This decline primarily reflects the significant drop in gypsum wallboard selling prices combined with the impact of increased energy costs on the production of gypsum wallboard and ceiling tile. These unfavorable factors were offset in part by lower selling and administrative expenses, improved results in certain other product lines and the absence in 2001 of asbestos-related charges.

INTEREST EXPENSE

Interest expense of $14 million was incurred in the first quarter of 2001, compared with $12 million in the first quarter of 2000.


INCOME TAXES

Income tax expense amounted to $7 million and $67 million in the first quarters of 2001 and 2000, respectively.

NET EARNINGS

Net earnings in the first quarter of 2001 were $11 million, down 90% from $106 million in the prior-year period. Diluted earnings per share decreased 89% to $0.25 from $2.18 a year ago.

CORE BUSINESS RESULTS

(dollars in millions)                    NET SALES      OPERATING PROFIT
-------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,          2001      2000     2001       2000
-------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $ 442    $  567     $  5     $  141
CGC Inc. (gypsum)                       50        50        6          8
Other subsidiaries*                     24        24        4          5
Eliminations                           (33)      (31)       -          -
-------------------------------------------------------------------------
Total                                  483       610       15        154
-------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                    126       127        8         15
USG International                       54        59        -          1
CGC Inc. (ceilings)                     11        11        1          1
Eliminations                           (18)      (19)       -          -
-------------------------------------------------------------------------
Total                                  173       178        9         17
-------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                 286       356       15         27
-------------------------------------------------------------------------
Corporate                                -         -       (8)       (16)
Eliminations                          (116)     (155)       1          2
-------------------------------------------------------------------------
Total USG Corporation                  826       989       32        184
=========================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.


NORTH AMERICAN GYPSUM

Net sales of $483 million and operating profit of $15 million declined 21% and 90%, respectively, from the first quarter of 2000.

Net sales for U.S. Gypsum fell 22% as its nationwide average realized price per thousand square feet (the selling price less freight to the customer) of wallboard was $92.31 in the first quarter of 2001. This price was down 7% from the average realized price of $99.32 in the fourth quarter of 2000, and down 42% from $159.80 in the first quarter of 2000. Because of excess capacity in the industry and increased competition, wallboard selling prices remain under pressure. Despite slightly lower shipments for the industry, U.S. Gypsum sold
2.3 billion square feet of SHEETROCK brand gypsum wallboard during the first quarter of 2001, a first quarter record for the company and a 5% increase over
2.2 billion square feet in the first quarter of 2000.

At current shipment levels, every $10 drop in price reduces U.S. Gypsum's operating profit by $90 to $100 million on an annualized basis. First quarter operating profit for U.S. Gypsum was down 96% from the first quarter of 2000 due to the lower selling prices and higher manufacturing costs for gypsum wallboard. Costs were up primarily due to rising prices for natural gas and electric power. U.S. Gypsum's plants operated at 83% of capacity in the first quarter of 2001 compared with the estimated average rate of 78% for the U.S. wallboard industry.

Net sales for the gypsum business of Canada-based CGC Inc. were unchanged from a year ago. However, operating profit fell 25% as lower selling prices for gypsum wallboard and higher energy costs more than offset increased shipments of gypsum wallboard in Canada.


WORLDWIDE CEILINGS

Net sales of $173 million and operating profit of $9 million declined 3% and 47%, respectively, from the first quarter of 2000. USG's domestic ceilings business, USG Interiors, Inc., reported slightly lower sales. However, operating profit for USG Interiors fell 47% largely due to higher energy prices. The ceilings division of CGC Inc. contributed sales of $11 million and operating profit of $1 million, the same levels as last year. Sales for USG International were down in the first quarter due to lower demand in Europe and Latin America. Operating profit for USG International was at breakeven in the first quarter of 2001 compared with $1 million in the first quarter of 2000.


BUILDING PRODUCTS DISTRIBUTION

Net sales of $286 million and operating profit of $15 million declined 20% and 44%, respectively, from the first quarter of 2000. Fewer shipping days, severe weather conditions in certain regions, a slight decline in demand and declining prices for wallboard and complementary products resulted in lower revenues and margins at USG's specialty building products distribution subsidiary, L&W Supply Corporation. Nearly half of L&W's sales come from gypsum wallboard. Profit margins on wallboard sold by L&W declined almost $10 per thousand square feet compared to levels experienced in the first quarter of 2000. L&W Supply currently operates 192 locations in the United States, same as a year ago, distributing a variety of gypsum, ceilings and related building materials.


MARKET CONDITIONS AND OUTLOOK

As discussed above, the excess supply and increased competition have led to significant declines in market prices for gypsum wallboard. Pressure on gypsum wallboard pricing is likely to continue until more capacity in the industry is closed and/or demand increases.

USG is currently forecasting U.S. housing starts in 2001 to be down slightly from the 1.593 million units in 2000.

The repair and remodel market accounts for the second-largest portion of USG's sales. Because many buyers remodel an existing home within two years of purchase, opportunity from this market in 2001 is expected to decline as sales of existing homes in 2000 were 5.030 million units, down 3% from the record level of 5.197 in 1999.

Sales of USG products to the new nonresidential construction market are expected to be down slightly in 2001. Future demand for USG products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed was down 1% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Because of current business conditions, rising energy prices and asbestos litigation, USG's financial priorities in 2001 are focused on increasing cash flow and optimizing operating performance. The plan includes reducing capital expenditures, reducing costs and expenses, improving working capital performance and seeking opportunities for the sale of surplus assets. In addition, in the first quarter of 2001, USG reduced its quarterly cash dividend to $0.025 per share. This action will reduce annual dividend payments by approximately $22 million.


CAPITAL EXPENDITURES

Capital spending amounted to $29 million in the first quarter of 2001 compared with $116 million in the corresponding 2000 period. As of March 31, 2001, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $51 million, compared with $165 million as of March 31, 2000.

USG expects to have limited external sources of capital available and limited financial resources and liquidity to fund potential future growth opportunities such as new products, acquisitions and joint ventures. See "Recent Developments" above.


WORKING CAPITAL

Working capital (current assets less current liabilities) as of March 31, 2001, amounted to $61 million. As of December 31, 2000, current liabilities exceeded current assets by $20 million. The ratio of current assets to current liabilities was 1.07 to 1 as of March 31, 2001, compared with .98 to 1 as of December 31, 2000.

Cash and cash equivalents as of March 31, 2001, amounted to $35 million, down from $70 million as of December 31, 2000. During the first quarter of 2001, net cash flows to operating activities totaled $81 million. Net cash flows to investing activities (primarily capital spending) were $28 million. Net cash flows from financing activities of $74 million primarily reflected a net increase in borrowings of $75 million, partially offset by $1 million used for cash dividends.

Receivables increased to $350 million as of March 31, 2001, from $305 million as of December 31, 2000, due to seasonality (higher level of sales in March than in December). Inventories decreased to $267 million from $271 million, and accounts payable fell to $193 million from $200 million.


RESTRUCTURING RESERVE

In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring, which will be completed in 2001, is designed to streamline operations and improve business efficiency. Annual pretax savings from the restructuring initiatives are estimated at $40 million.

At the time the restructuring was announced, a reserve was established for all severance and exit costs. First quarter payments totaling $14 million were charged against the restructuring reserve, leaving a balance of $20 million in the reserve as of March 31, 2001. All restructuring-related payments are being funded with cash from normal operations. The restructuring reserve is included in accrued expenses on the consolidated balance sheets. The following table details the restructuring reserve and first quarter activity (dollars in millions):


                                     RESERVE                     RESERVE
                                     BALANCE       RESERVE       BALANCE
                                     12/31/00    UTILIZATION     3/31/01
--------------------------------------------------------------------------
Severance (salaried)                    $15        $ 13             $  2
Razing buildings and equipment           12           -               12
Line shutdown and removal                 5           -                5
Contract cancellations
  and severance (hourly)                  2           1                1
--------------------------------------------------------------------------
Total                                    34          14               20
==========================================================================

As of March 31, 2001, 381 salaried employees have been terminated and 179 open salaried positions have been eliminated. Also, 64 hourly employees have been terminated and 44 open hourly positions have been eliminated. As of March 31, 2001, the numbers of remaining participants of the workforce reduction programs were 13 salaried employees and 9 hourly employees.


DEBT

As of March 31, 2001, total debt amounted to $786 million, up $75 million from December 31, 2000. This variation primarily reflects increases in credit facility borrowings of $73 million, accounts receivable facility borrowings of $10 million and international short-term notes of $2 million, partially offset by the repurchase of $10 million of 9.25% senior notes due 2001.

AVAILABLE LIQUIDITY

As of March 31, 2001, USG had $722 million of liquidity through three financing arrangements. First, USG has an agreement with a syndicate of banks that includes revolving credit facilities totaling $600 million. The agreement includes a five-year, multicurrency revolving credit facility that permits the Corporation to borrow up to $400 million, including borrowing capacity for its Canadian subsidiaries of up to $75 million in equivalent Canadian dollars. The agreement also includes, effective June 30, 2000, a $200 million, 364-day facility. Second, USG has an accounts receivable facility that allows the Corporation to borrow up to $130 million. The maximum amount of borrowings allowed under the accounts receivable facility is determined by applicable reserve and eligibility requirements. As of March 31, 2001, the maximum allowed borrowing was $102 million based on these requirements. Third, USG maintains a $20 million multicurrency facility in Europe. As of March 31, 2001, outstanding loans on the three arrangements totaled $231 million, and letters of credit issued and outstanding amounted to $72 million, leaving the Corporation with $419 million of unused and available credit. See "Recent Developments" above for additional information related to USG's liquidity, including adequacy of current available liquidity and considerations for additional liquidity.

In addition, a shelf registration statement on file with the Securities and Exchange Commission allows the Corporation to offer, from time to time, debt securities, shares of preferred and common stock or warrants to purchase shares of common stock, all having an aggregate initial offering price not to exceed $300 million. As of the date of this report no securities have been issued pursuant to this registration and the Corporation does not currently expect to raise new money in the public capital markets so long as the long-term outcome of its asbestos litigation remains uncertain.


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

USG has proceeded to prepare for the conversion to the euro. USG's efforts are focused on two phases. The first phase addresses USG's European operations during the transition period. The second phase covers full conversion of these operations to the euro. USG was ready for the transition period that began on

January 1, 1999, and expects to be ready for full conversion by January 1, 2002, the mandatory conversion date. USG also is prepared to deal with its critical suppliers and customers during the transition period and has been communicating with them as necessary. Based on its experience during the first two years of the transition period, USG does not expect the introduction of the euro currency to have a material adverse impact on its business, results of operations or financial position.


LEGAL CONTINGENCIES

One of USG Corporation's subsidiaries, U.S. Gypsum, is a defendant in asbestos lawsuits alleging both property damage and personal injury. In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainty remains, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. However, these amounts are expected to be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. In the fourth quarter of 2000, the Corporation recorded a pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. During the first quarter of 2001, U.S. Gypsum's payments for asbestos claims and related legal fees totaled $57 million, reducing its reserve for asbestos claims to $1,128 million as of March 31, 2001. Insurance recovery during the first quarter of 2001 amounted to $5 million, leaving U.S. Gypsum with a corresponding receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of $81 million as of March 31, 2001, down from $86 million as of December 31, 2000. The Corporation will continue to evaluate from time to time the impact of new information and trends on established reserves in future periods. The above amounts are stated before tax benefit and are not discounted to present value.

U.S. Gypsum currently estimates that expenditures for personal injury cases in 2001 will total approximately $275 million, before insurance recoveries of approximately $37 million. U.S. Gypsum's total asbestos-related payments, net of insurance recoveries, were $62 million in 2000 and $24 million in 1998. Insurance payments to U.S. Gypsum for asbestos-related matters exceeded asbestos-related expenses by $6 million for 1999 due primarily to nonrecurring reimbursement for amounts expended in prior years.

The Corporation has attempted to evaluate and weigh all relevant factors in estimating U.S. Gypsum's liability. However, the Corporation cautions that liability in asbestos cases is difficult to predict and involves many subjective judgments that can be affected by various unanticipated factors that may arise.

Many of these factors, including but not limited to bankruptcies of co-defendants, are outside of U.S. Gypsum's control. In particular, the long-term effect of the recent bankruptcies of other defendants (including two in 2001) and the absence of the sharing of settlement costs with other members of the Center for Claims Resolution is presently unknown, although settlement demands and costs in the first quarter of 2001 have increased significantly. As a result, it is reasonably possible that actual costs may exceed the estimate set forth above and that this difference may be material. In addition, asbestos claims will continue to be asserted after 2003, and it is probable that subsequent information will allow the Corporation to estimate the costs associated with those cases. When such events occur, additional charges to results of operations will be necessary in amounts that cannot presently be reasonably estimated, but which are likely to be material to the period in which they are taken.

Recent asbestos costs and charges, combined with declines in operating results, have adversely affected the Corporation's access to capital, results of operations, and financial position, but the Corporation currently believes that it will have sufficient cash flow and other capital resources to enable it to meet its obligations and maintain its operations for the reasonably foreseeable future. See "Recent Developments" above. However, the Corporation's liquidity and financial position could be further negatively affected by numerous factors affecting the asbestos litigation, including, but not limited to, the continuation or acceleration of recent unfavorable trends in asbestos settlement demands and costs, the continued possibility of additional bankruptcies of other defendants, material liquidity demands based on bonding requirements, and material decreases in cash flow and capital resources. If adverse developments occur with respect to such factors, the asbestos litigation will have a material adverse impact on the Corporation's results, liquidity, and financial position.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos and environmental litigation.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to factors over which the Corporation has no control, including economic activity such as construction activity, interest rates and consumer confidence; competitive conditions such as price and product competition; increases in raw material and energy costs; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties. The ultimate costs associated with the Corporation's asbestos litigation may differ as a result of factors over which the Corporation has little or no control, including the rate at which new asbestos-related claims are filed, the cost of claims settlements and verdicts, the impact of recent and possible future bankruptcies of other defendants and the recent reductions in the membership of, and operational changes involving, the Center for Claims Resolution and other factors described herein. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2001, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
April 24, 2001

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS


ASBESTOS AND RELATED INSURANCE LITIGATION

One of the Corporation's subsidiaries, U.S. Gypsum (or "the Company"), is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. U.S. Gypsum sold certain asbestos-containing products beginning in the 1930s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1977. Some of these lawsuits seek to recover compensatory and in many cases punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Others seek compensatory and in many cases punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases").

The following is a summary. For a more comprehensive discussion of the asbestos litigation, see Note 17 to the financial statements in the Corporation's 10-K for the year ended December 31, 2000.

Property Damage Cases: U.S. Gypsum is a defendant in ten Property Damage Cases, most of which involve multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). No Property Damage Cases have been filed against U.S. Gypsum since June 1998, and the Company anticipates that, as a result of the operation of statutes of limitations and the impact of certain other factors, few if any additional Property Damage Cases will be filed. However, if the class action referred to above is decertified, as sought by the Company, it is likely that some colleges and universities will file individual Property Damage Cases against U.S. Gypsum. It is likely that any cases that are filed will seek substantial damages.

In total, U.S. Gypsum has settled approximately 116 Property Damage Cases involving 246 plaintiffs, in addition to four class action settlements. Twenty-four cases have been tried to verdict, seventeen of which were won by U.S. Gypsum and seven of which were lost. Three of the twenty-four cases, one won at the trial level and two lost, were settled during appeals. In the cases lost, compensatory damage awards against U.S. Gypsum totaled $11.5 million. Punitive damages totaling $5.5 million were entered against U.S. Gypsum in four trials. Two of the punitive damage awards, totaling $1.45 million, were paid, and two were settled during the appellate process.

During the three-year period 1998 through 2000, U.S. Gypsum expended an average of $16 million per year for the defense and resolution of Property Damage Cases and received an average of $22 million in insurance payments annually, much of which was reimbursement for costs expended in prior years.

U.S. Gypsum's estimated cost of resolving asbestos cases is discussed below (see "Estimated Cost").

Personal Injury Cases: U.S. Gypsum is also a defendant in approximately 96,000 Personal Injury Cases pending at the end of the first quarter of 2001, as well as an additional approximately 54,000 cases that have been settled but will be closed over time. In the first quarter of 2001, 13,000 new Personal Injury Cases were filed against U.S. Gypsum, as compared to 12,000 new filings in the first quarter of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, 80,000 claims in 1998, and 23,500 claims in 1997. It is likely that Personal Injury Cases will continue to be filed in substantial numbers for the foreseeable future, although the percentage of such cases filed by claimants with little or no physical impairment is expected to remain high.

U.S. Gypsum has been a member, together with fourteen other former producers of asbestos-containing products, of the Center for Claims Resolution (the "Center"), which assumed the handling of all Personal Injury Cases pending against U.S. Gypsum and the other members of the Center. Since 1988, costs of defense and settlement of Personal Injury Cases have been shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement, and each Center member, including U.S. Gypsum, negotiates and is responsible for paying its own settlements separately. The Center continues to perform certain claims administration, negotiation, and defense functions for its members, the costs of which will continue to be shared by the members. Certain other defense costs are borne separately.

In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' firms that include agreements to resolve over time the firms' pending claims as well as certain future claims. With regard to future claims, these settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These agreements typically resolve claims for amounts consistent with historical per claim settlement costs paid to the plaintiffs' firms involved.

In 2000, U.S. Gypsum closed approximately 57,000 Personal Injury Claims at an average settlement of approximately $2,600 per case, exclusive of defense costs, and in addition agreed to settle, in future years, approximately 26,000 claims pending as of December 31, 2000, at approximately $1,475 per claim. However, as a result of escalating settlement demands in the first quarter of 2001, U.S. Gypsum's average settlement costs for Personal Injury Cases increased dramatically in the first quarter of 2001. Because settlements are typically paid 60 to 90 days after the agreement is reached, the cash impact of these increased costs will not occur until the second quarter. The increase in settlement demands and costs per case, as discussed below, is believed to be primarily due to the bankruptcy filings of a number of major defendants in the Personal Injury Cases and, to a lesser extent, the recent changes in the Center.

During 2000 and early 2001, eight defendants in the Personal Injury Cases (including one member and one former member of the Center) filed bankruptcy petitions. When such bankruptcies occur, litigation against the bankrupt defendant is stayed and the bankrupt defendant typically ceases paying asbestos claims for a period of years. Under principles of joint and several liability applicable in most jurisdictions, plaintiffs have the right to recover their entire damages from defendants that are found liable and remain outside the protection of bankruptcy. In response to the absence of the bankrupt defendants from the litigation, plaintiffs have substantially increased their settlement demands to remaining defendants, including U.S. Gypsum, to replace the expected payments of now-bankrupt defendants. Because U.S. Gypsum is named in the vast majority of pending and newly filed Personal Injury Cases, the impact of the recent bankruptcies on U.S. Gypsum's average settlement costs in early 2001 has been significant and U.S. Gypsum has become one of the primary target defendants in the asbestos litigation generally. In addition, U.S. Gypsum believes that the termination of the Center members' sharing of settlement costs has adversely affected U.S. Gypsum's settlement costs.

In response to these increased settlement demands, U.S. Gypsum has recently begun to attempt to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believes to be non-meritorious. As a result, in the first quarter of 2001 U.S. Gypsum agreed to settle fewer Personal Injury Cases, although at a significantly higher cost per case, than it has in the past. It is also possible that as a result of these events, more cases will be tried to verdict against U.S. Gypsum than has previously been the case and that significant adverse verdicts may occur. In December 2000, a jury in Miami, Fla., returned a verdict against U.S. Gypsum and in favor of two plaintiffs (a husband and wife) in the amount of $14 million in compensatory damages, and may award additional punitive damages. In February 2001, a jury in Beaumont, Texas, returned a verdict against U.S. Gypsum and in favor of 22 plaintiffs in the total net amount of $16.6 million in compensatory damages. No punitive damages were awarded. Damages awarded against U.S. Gypsum's co-defendant, Flexitallic, Inc., totaled $18.6 million. U.S. Gypsum has settled with four of the plaintiffs in the Beaumont case and plans to appeal as to the remaining plaintiffs. Bonding requirements as to unfavorable verdicts will adversely affect the Corporation's liquidity.

During 2000, five members left the Center, three of which are (because of bankruptcy or insolvency) no longer paying their share of certain settlements agreed to by the Center while they were members. Although in the past, plaintiffs in such cases have accepted reduced payments from the remaining Center members consistent with their share of the agreed settlements, some plaintiffs now argue that the remaining Center members are required to fund the entire settlement. Although the Company believes that there are strong defenses to such claims, there can be no assurance as to the outcome. In other cases, the plaintiffs have certain rights to nullify the settlement as to any unpaid portion, and it is possible that such settlements will be jeopardized by the unwillingness of the remaining members to fund the absent shares. Such a development would be likely to increase U.S. Gypsum's costs of resolving the cases.

The Corporation continues to believe a legislative solution would provide the best outcome to all parties involved in the asbestos litigation. However, if the Corporation concludes that this approach is not likely to be effective within an appropriate time frame, the Corporation will be required to consider alternative ways to deal with the asbestos issue.

U.S. Gypsum's payments to defend and resolve Personal Injury Cases totaled $162 million in 2000, $100 million in 1999, and $61 million in 1998, compared to insurance payments totaling $90 million, $85 million, and $45.5 million, respectively. As a result of the exhaustion of most available insurance, current and future costs will be paid largely by U.S. Gypsum.

U.S. Gypsum's estimated cost of resolving asbestos cases is discussed below (see "Estimated Cost").

Insurance Coverage: As of March 31, 2001, after deducting insurance paid out to date, U.S. Gypsum had $81 million of insurance remaining to cover asbestos-related costs. This insurance will be paid over a period of approximately four years.

U.S. Gypsum currently estimates that expenditures for Personal Injury Cases in 2001 will total approximately $275 million, before insurance recoveries of approximately $37 million. U.S. Gypsum's total asbestos-related payments, net of insurance recoveries, were $62 million in 2000 and $24 million in 1998. Insurance payments to U.S. Gypsum for asbestos-related matters exceeded asbestos-related expenses by $6 million for 1999 due primarily to nonrecurring reimbursement for amounts expended in prior years.

Estimated Cost: The asbestos litigation involves numerous uncertainties that make it difficult to estimate reliably U.S. Gypsum's probable liability in the Personal Injury and Property Damage Cases.

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

Uncertainties in the Personal Injury Cases include, but may not be limited to, the number, disease and occupational characteristics, and venue of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of physical impairment of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies, and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation will be enacted. Adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

As a result, U.S. Gypsum's estimate of liability, while based upon the information currently available, may not be an accurate prediction of actual costs and is subject to revision as additional information becomes available and developments occur, and U.S. Gypsum's liability may be materially different from its current estimate.

Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, had been unable to reasonably estimate the probable cost of resolving future asbestos claims, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, the Center entered into a number of long-term, broad-based settlements with plaintiffs' law firms that provide, in addition to settlements of pending claims brought by such firms, that the Center would have certain rights relating to settlement of future claims brought by such firms. Generally, under these long-term settlements, these plaintiffs' firms agree to recommend to their future clients that they settle their claims against Center members consistent with specified amounts, depending upon the application of disease criteria.

Concurrent with the increase in the number of these long-term settlements, the Corporation undertook a detailed study of U.S. Gypsum's current and potential future asbestos liability. This analysis was completed in the fourth quarter of 2000. As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products sold by U.S. Gypsum and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the long-term settlement agreements described above; and anticipated trends in recruitment by plaintiffs' firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.

In the fourth quarter of 2000 the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainly remains, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. However, these amounts are expected to be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. In the fourth quarter of 2000, the Corporation recorded a pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. During the first quarter of 2001, U.S. Gypsum's payments for asbestos claims and related legal fees totaled $57 million, reducing its reserve for asbestos claims to $1,128 million as of March 31, 2001. Insurance recovery during the first quarter of 2001 amounted to $5 million, leaving U.S. Gypsum with a corresponding receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of $81 million as of March 31, 2001, down from $86 million as of December 31, 2000. The Corporation will continue to evaluate from time to time the impact of new information and trends on established reserves in future periods. The above amounts are stated before tax benefit and are not discounted to present value.

Although the Corporation estimates the probable liability for asbestos claims to be filed against U.S. Gypsum through 2003 to be in the range set forth above, it is also possible that the cost of resolving claims will be greater than that set forth in this range, which would require an additional charge to results of operations. Further, with regard to asbestos claims that may be filed after 2003, the Corporation does not believe that adequate information currently exists to allow it to reasonably estimate the number of claims to be filed beyond 2003, or the liability associated with such claims. However, claims will continue to be asserted after 2003, and it is probable that prior to the end of 2003 the Corporation will be able to reasonably estimate costs associated with claims to be filed after 2003 and will charge results of operations for such costs.

The Corporation has attempted to evaluate and weigh all relevant factors in estimating U.S. Gypsum's liability. However, the Corporation cautions that liability in asbestos cases is difficult to predict and involves many subjective judgments that can be affected by the uncertainties identified above, as well as other presently unanticipated factors that may arise. Many of these factors, including but not limited to bankruptcies of co-defendants, are outside of U.S. Gypsum's control. In particular, the long term effect of the recent bankruptcies of other defendants (including two in 2001) and the absence of the sharing of settlement costs with the other Center members is presently unknown; although, as stated above, settlement demands and costs in the first quarter 2001 have increased significantly. As a result, it is reasonably possible that actual costs may exceed the estimate set forth above and that this difference may be material. In addition, asbestos claims will continue to be asserted after 2003, and it is probable that subsequent information will allow the Corporation to estimate the costs associated with those cases. When such events occur, additional charges to results of operations will be necessary in amounts that cannot presently be reasonably estimated, but which are likely to be material to the period in which they are taken.

Conclusion: Recent asbestos costs and charges, combined with declines in operating results, have adversely affected the Corporation's access to capital, results of operations, and financial position, but the Corporation currently believes that it will have sufficient cash flow and other capital resources to enable it to meet its obligations and maintain its operations for the reasonably foreseeable future. (See Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition.) However, the Corporation's liquidity and financial position could be further negatively affected by numerous factors affecting the asbestos litigation, including, but not limited to, the continuation or acceleration of recent unfavorable trends in asbestos settlement demands and costs, the continued possibility of additional bankruptcies of other defendants, material liquidity demands based on bonding requirements, and material decreases in cash flow and capital resources. If adverse developments occur with respect to such factors, the asbestos litigation will have a material adverse impact on the Corporation's results, liquidity, and financial position.


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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (10a) Fourth Amendment to Supplemental Retirement Plan of USG Corporation, dated as of April 11, 2001.

        (15) Letter from Arthur Andersen LLP regarding unaudited financial information.


              A Form 8-K was filed on March 23, 2001, to report under Item 5 "Other Events" information related to market conditions and asbestos liability matters.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            USG CORPORATION


                                            By  /s/ Dean H. Goossen
                                              ----------------------------------
                                              Dean H. Goossen,
                                              Corporate Secretary,
                                              USG Corporation


                                            By  /s/ Raymond T. Belz
                                              ----------------------------------
April 27, 2001                                Raymond T. Belz,
                                              Senior Vice President and
                                              Controller,
                                              USG Corporation