Form 10-Q
period 2001-06-30
USG CORP
filed 2001-08-14
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001
                                       ----------------
                                       OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    -----------

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

As of June 30, 2001, 43,456,145 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                     Page
                                                                   --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
           Three Months and Six Months
           Ended June 30, 2001 and 2000                               3

        Consolidated Balance Sheets:
           As of June 30, 2001 and December 31, 2000                  4

        Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 2001 and 2000                    5

        Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                        22

Report of Independent Public Accountants                             33


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                            34

Item 3. Defaults Upon Senior Securities                              41

Item 4. Submission of Matters to a Vote of Security Holders          42

Item 6. Exhibits and Reports on Form 8-K                             43


SIGNATURES                                                           44

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS                    SIX MONTHS
                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                      ----------------------------   -----------------------------
                                          2001            2000            2001             2000
                                      ------------    ------------   -------------    ------------
Net sales                             $        806    $        995    $      1,632    $      1,984

Cost of products sold                          736             751           1,462           1,472

Selling and administrative expenses             65              79             133             163

Chapter 11 reorganization expenses              10               -              10               -
                                      ------------    ------------    ------------    ------------
Operating profit (loss)                         (5)            165              27             349

Interest expense                                16              13              30              25

Interest income                                 (2)             (1)             (3)             (3)

Other (income) expense, net                     (1)              -               -               1
                                      ------------    ------------    ------------    ------------
Earnings (loss) before income taxes            (18)            153               -             326

Income taxes (benefit)                          (5)             60               2             127
                                      ------------    ------------    ------------    ------------
Net earnings (loss)                            (13)             93              (2)            199
                                      ============    ============    ============    ============

Earnings (loss) per common share:

  Basic                                      (0.29)           2.06           (0.04)           4.22

  Diluted                                    (0.29)           2.04           (0.04)           4.19

Dividends paid per common share                  -            0.15           0.025            0.30

Average common shares                   43,430,957      45,531,863      43,413,691      47,251,951

Average diluted common shares           43,430,957      45,835,053      43,413,691      47,540,056



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF        AS OF
                                                      JUNE 30,   DECEMBER 31,
                                                        2001         2000
                                                      --------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                             $   304      $    70
Receivables (net of reserves - $17 and $18)               322          305
Inventories                                               258          271
Income taxes receivable                                    74            -
Deferred income taxes                                      87          194
Other current assets                                       34           36
                                                      -------      -------
Total current assets                                    1,079          876

Property, plant and equipment (net of reserves
    for depreciation and depletion - $511 and $470)     1,833        1,830
Deferred income taxes                                     261          257
Other assets                                              265          251
                                                      -------      -------
Total Assets                                            3,438        3,214
                                                      =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                           58          200
Accrued expenses                                          137          280
Taxes on income                                             -           19
Notes payable                                               -            6
Current portion of long-term debt                          60          141
Current portion of asbestos reserve                         -          250
                                                      -------      -------
Total current liabilities                                 255          896

Long-term debt                                              3          564
Long-term asbestos reserve                                  -          935
Other liabilities                                         331          355
Liabilities subject to compromise                       2,374            -

Stockholders' Equity:
Preferred stock                                             -            -
Common stock                                                5            5
Treasury stock                                           (255)        (256)
Capital received in excess of par value                   408          411
Accumulated other comprehensive loss                      (30)         (45)
Retained earnings                                         347          349
                                                      -------      -------
Total stockholders' equity                                475          464
                                                      -------      -------
Total Liabilities and Stockholders' Equity              3,438        3,214
                                                      =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                               SIX MONTHS
                                                              ENDED JUNE 30,
                                                            -------------------
                                                             2001        2000
                                                            ------      -------
OPERATING ACTIVITIES:
Net earnings (loss)                                         $  (2)      $ 199
Adjustments to reconcile net earnings (loss) to net cash:
    Depreciation, depletion and amortization                   53          51
    Deferred income taxes                                      94         (25)
    Gain on asset dispositions                                  -          (1)
(Increase) decrease in working capital:
Receivables                                                   (91)        (34)
Inventories                                                    13         (23)
    Payables                                                    1         (13)
    Accrued expenses                                          (39)        (36)
Increase in other assets                                      (19)        (18)
Increase in other liabilities                                   6           2
Asbestos reserve, net of receivables                         (114)         34
Other, net                                                     33          (4)
                                                            -----       -----
Net cash (to) from operating activities                       (65)        132
                                                            -----       -----
INVESTING ACTIVITIES:
Capital expenditures                                          (57)       (232)
Net proceeds from asset dispositions                            1           2
                                                            -----       -----
Net cash to investing activities                              (56)       (230)
                                                            -----       -----
FINANCING ACTIVITIES:
Issuance of debt                                              262         129
Repayment of debt                                             (71)       (105)
Short-term borrowings, net                                    165          84
Cash dividends paid                                            (1)        (14)
Purchases of common stock                                       -        (175)
                                                            -----       -----
Net cash from (to) financing activities                       355         (81)
                                                            -----       -----

Net increase/(decrease) in cash and cash equivalents          234        (179)

Cash and cash equivalents at beginning of period               70         197
                                                            -----       -----
Cash and cash equivalents at end of period                    304          18
                                                            =====       =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                  30          25
Income taxes (refunded) paid, net                              (7)        187




See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PREPARATION OF FINANCIAL STATEMENTS

         The consolidated financial statements of USG Corporation ("USG" or "the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of June 30, 2001, and December 31, 2000, results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2000 Annual Report on Form 10-K dated March 5, 2001.


(2)      VOLUNTARY REORGANIZATION UNDER CHAPTER 11

         On June 25, 2001 (the "Petition Date"), the Corporation and the ten United States subsidiaries listed below (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of USG's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

                  United States Gypsum Company
                  USG Interiors, Inc.
                  USG Interiors International, Inc.
                  L&W Supply Corporation
                  Beadex Manufacturing, LLC
                  B-R Pipeline Company
                  La Mirada Products Co., Inc.
                  Stocking Specialists, Inc.
                  USG Industries, Inc.
                  USG Pipeline Company

         This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets.

         CONSEQUENCES OF THE FILING
         The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors will be paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, all pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims and what impact the Filing and any reorganization plan may have on the shares of the Corporation's common stock. The formulation and implementation of the plan of reorganization could take a significant period of time.

         Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants and a third representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.

         As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001. The Debtors expect to ask the Bankruptcy Court to extend the period of exclusivity, which request they expect to be granted. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

         The Corporation is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Such plan or plans may also provide for the issuance of an injunction by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code that will enjoin actions against the reorganized Debtors alleging asbestos-related claims, which claims will be paid in whole or in part by one or more Section 524(g) trusts. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust.

         The Corporation is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans.

         The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders.

         CHAPTER 11 FINANCING
         In connection with the Filing, the Corporation has received commitments for up to $350 million in debtor-in-possession ("DIP") financing from JP Morgan Chase to supplement liquidity and fund operations during the reorganization process. On an interim basis, the Bankruptcy Court has approved the availability of a $150 million DIP credit facility from JP Morgan Chase. The $350 million DIP financing was approved at a final hearing in the Bankruptcy Court on July 31, 2001. The Corporation believes, based on information presently available to it, that cash available from operations and DIP financing will provide sufficient liquidity to allow its businesses to operate without interuption.

         As of June 30, 2001, the Corporation had $304 million of cash and cash equivalents, on a consolidated basis. Of this amount, $114 million was in the possession of non-Debtor subsidiaries outside of the United States and $84 million was in the possession of USG Funding Corporation. On June 26, 2001, USG Funding notified Chase Manhattan Bank, trustee of a revolving accounts receivable facility, that an Early Amortization Event, as defined in the agreement, had occurred effective with the Filing. As a result, transfers of receivables to the trust ceased and, on July 12, 2001, all outstanding obligations under the accounts receivable facility, which totaled $60 million, were repaid and the facility was terminated.

         FINANCIAL STATEMENT PRESENTATION
         The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is doubt about continuing the going concern basis of presentation. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

         As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing. As described below, the accompanying consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $467 million under the pre-petition bank credit facilities and $537 million of other outstanding debt. The Corporation accelerated the amortization of its debt-related costs attributable to the Debtors and recorded a pretax expense of $2 million during the second quarter of 2001, which was included under the caption "Chapter 11 Reorganization Expenses."

         As reflected in the consolidated financial statements, liabilities subject to compromise refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Corporation's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations; (ii) actions of the Bankruptcy Court;
         (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

         Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

         The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs and warranty claims and certain other pre-petition claims.

         Contractual interest expense not accrued or recorded on pre-petition debt totaled $1 million for the second quarter of 2001.

         The Corporation believes, based on information presently available to it, that cash available from operations and DIP financing will provide sufficient liquidity to allow its businesses to operate without interuption (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-debtor subsidiaries), and the appropriateness of using the going concern basis for its financial statements is dependent upon, among other things, (i) the Corporation's ability to comply with the terms of the DIP financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Corporation to maintain adequate cash on hand; (iii) the ability of the Corporation to generate cash from operations; (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code; and (v) the Corporation's ability to achieve profitability following such confirmation.

         Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items as of June 30, 2001 (dollars in millions):


          Accounts payable                               $   204
          Accrued expenses                                   108
          Debt                                             1,004
          Asbestos reserve                                 1,066
          Other long-term liabilities                         33
                                                         -------
          Total consolidated                               2,415
          Payables to the Debtors                            (41)
                                                         -------
          Total Debtors                                    2,374
                                                         =======


         Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following for the quarter and six months ended June 30, 2001 (dollars in millions):


          Legal and financial advisory fees                  $ 8
          Accelerated amortization of debt issuance costs      2
                                                             ---
          Total Chapter 11 reorganization expenses            10
                                                             ===

         DIP FINANCIAL STATEMENTS
         Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" Financial Statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The condensed financial statements of the Debtors are presented as follows:

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


PERIODS ENDED JUNE 30, 2001           THREE MONTHS  SIX MONTHS
                                      ------------  ----------
Net sales                               $   721      $ 1,460

Cost of products sold                       675        1,335
Selling and administrative expenses          53          111
Chapter 11 reorganization expenses           10           10
Interest expense                             14           26
Interest income                              (2)          (2)
Other expense, net                            6            7
                                        -------      -------
Loss before income taxes                    (35)         (27)
Income tax benefit                          (10)          (6)
                                        -------      -------
Net loss                                    (25)         (21)
                                        =======      =======

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                    AS OF
                                                   JUNE 30,
                                                     2001
                                                 -------------
ASSETS
Cash and cash equivalents                           $   106
Receivables                                             157
Inventories                                             211
Income taxes receivable                                  75
Deferred income taxes                                    87
Other current assets                                     33
                                                    -------
Total current assets                                    669

Property, plant and equipment, net                    1,592
Deferred income taxes                                   281
Other assets                                            688
                                                    -------
Total Assets                                          3,230
                                                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                         32
Accrued expenses                                        120
                                                    -------
Total current liabilities                               152


Other liabilities                                       324
Liabilities subject to compromise                     2,374

Stockholders' Equity:
Preferred stock                                           -
Common stock                                              5
Treasury stock                                         (255)
Capital received in excess of par value                  95
Accumulated other comprehensive income                    9
Retained earnings                                       526
                                                    -------
Total stockholders' equity                              380
                                                    -------
Total Liabilities and Stockholders' Equity            3,230
                                                    =======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         SIX MONTHS
                                                           ENDED
                                                       JUNE 30, 2001
                                                       -------------
OPERATING ACTIVITIES:
Net loss                                                  $ (21)
Adjustments to reconcile net loss to net cash:
    Depreciation, depletion and amortization                 44
    Deferred income taxes                                    94
(Increase) decrease in working capital:
    Receivables                                             (66)
    Inventories                                              10
    Payables                                                  2
    Accrued expenses                                        (32)
Intercompany receivable                                    (233)
Increase in other assets                                    (42)
Increase in other liabilities                                 6
Asbestos reserve, net of receivables                       (114)
Other, net                                                   47
                                                          -----
Net cash to operating activities                           (305)
                                                          -----
INVESTING ACTIVITIES:
Capital expenditures                                        (32)
Net proceeds from asset dispositions                          1
                                                          -----
Net cash to investing activities                            (31)
                                                          -----
FINANCING ACTIVITIES:
Issuance of debt                                            262
Repayment of debt                                           (56)
Short-term borrowings, net                                  200
Cash dividends paid                                          (1)
                                                          -----
Net cash from financing activities                          405
                                                          -----

Net increase in cash and cash equivalents                    69
Cash and cash equivalents at beginning of period             37
                                                          -----
Cash and cash equivalents at end of period                  106
                                                          =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                26
Income taxes refunded, net                                  (16)

         INTERCOMPANY TRANSACTIONS
         In the normal course of business, the operating subsidiaries and the parent company of the Corporation engage in intercompany transactions. To document the relations created by these transactions, the parent company and the operating subsidiaries have, from the formation of USG Corporation in 1985, been parties to intercompany loan agreements which evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges.

         The Corporation operates a consolidated cash management system under which the cash receipts of the operating subsidiaries are ultimately concentrated in accounts of the parent company and cash disbursements for those operating subsidiaries originate from those parent company concentration accounts. Allocated intercompany charges from the parent company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction and net balances, receivables or payables, of such cash transactions are tracked on a regular basis with interest earned or paid on the balances.

         During the first six months of 2001, USG took steps to secure the obligations from each of the principal operating subsidiaries under the intercompany loan agreements when it became clear that U.S. Gypsum's asbestos liability claims were becoming an increasingly greater burden on the Corporation's cash resources.

         In addition to the above transactions, the operating subsidiaries engage in ordinary course purchase and sale of products with other operating subsidiaries. Detailed accounting records also are maintained of all such transactions, and settlements are made on a monthly basis.

         Certain purchase and sale transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments. These settlements are netted and the parent company acts as a clearinghouse. The purpose of the clearinghouse activity is to achieve a net balance (receivable or payable) for such transactions relative to each subsidiary for each accounting period. The parent company and operating subsidiaries maintain the accounting detail to support a transaction-by-transaction buildup for each net balance on their respective books of account.

(3)      EARNINGS PER SHARE

         Basic earnings (loss) per share were computed by dividing net earnings
         (loss) by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings
         (loss) per share to diluted earnings (loss) per share is shown in the following table (dollars in millions except share data):


                                                  NET           SHARES      PER SHARE
         THREE MONTHS ENDED JUNE 30,         EARNINGS (LOSS)    (000)         AMOUNT
         ----------------------------------------------------------------------------
         2001
         Basic loss                            $    (13)        43,431      $  (0.29)
         Dilutive effect of stock options                            -
         ----------------------------------------------------------------------------
         Diluted Loss                               (13)        43,431         (0.29)
         ============================================================================
         2000
         Basic earnings                        $      93        45,532      $    2.06
         Dilutive effect of stock options                          303
         ----------------------------------------------------------------------------
         Diluted Earnings                             93        45,835           2.04
         ============================================================================


         SIX MONTHS ENDED JUNE 30,
         ----------------------------------------------------------------------------
         2001
         Basic loss                            $     (2)        43,414      $  (0.04)
         Dilutive effect of stock options                            -
         ----------------------------------------------------------------------------
         Diluted Loss                                (2)        43,414         (0.04)
         ============================================================================
         2000
         Basic earnings                        $     199        47,252      $    4.22
         Dilutive effect of stock options                          288
         ----------------------------------------------------------------------------
         Diluted Earnings                            199        47,540           4.19
         ============================================================================

         Because of the market value of the Corporation's shares of common stock in 2001, there were no common stock equivalents for the three months and six months ended June 30, 2001.

(4)      STOCK OPTION GRANTS

         As of June 30, 2001, common shares totaling 2,756,100 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,718,811 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.


(5)      OPERATING SEGMENTS

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


                                        THREE MONTHS        SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                      ---------------    ----------------
NET SALES:                             2001      2000      2001      2000
                                      -----    ------    ------    ------
North American Gypsum                   458       615       941     1,225
Worldwide Ceilings                      170       176       343       354
Building Products Distribution          287       368       573       724
Eliminations                           (109)     (164)     (225)     (319)
                                     ------    ------    ------    ------
Total USG Corporation                   806       995     1,632     1,984
                                     ======    ======    ======    ======

OPERATING PROFIT (LOSS):

North American Gypsum                   (20)      129        (5)      283
Worldwide Ceilings                        9        18        18        35
Building Products Distribution           22        28        37        55
Corporate                                (7)      (10)      (15)      (26)
Chapter 11 reorganization expenses      (10)        -       (10)        -
Eliminations                              1         -         2         2
                                     ------    ------    ------    ------
Total USG Corporation                    (5)      165        27       349
                                     ======    ======    ======    ======

(6)      COMPREHENSIVE INCOME (LOSS)

         Total comprehensive loss for the second quarter of 2001 amounted to $37 million, consisting of a net loss of $13 million and accumulated other comprehensive loss of $24 million. Accumulated other comprehensive loss consisted of a net after-tax loss of $31 million ($51 million pretax) on designated derivative instruments, partially offset by $7 million related to foreign currency translation adjustments. For the respective 2000 period, total comprehensive income amounted to $87 million (net earnings of $93 million less $6 million related to foreign currency translation adjustments). There was no tax impact on the foreign currency translation adjustments.

         Total comprehensive income for the first six months of 2001 amounted to $13 million, consisting of a net loss of $2 million and accumulated other comprehensive income of $15 million. Accumulated other comprehensive income consisted of a net after-tax gain of $18 million ($29 million pretax) on designated derivative instruments less $3 million related to foreign currency translation adjustments. For the respective 2000 period, total comprehensive income amounted to $190 million (net earnings of $199 million less $9 million related to foreign currency translation adjustments). There was no tax impact on the foreign currency translation adjustments.


(7)      FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings when the underlying transaction impacts earnings. As of January 1, 2001, and June 30, 2001, the net after-tax derivative gain in accumulated other comprehensive income was $64 million and $18 million, respectively. During the second quarter of 2001, $5 million of accumulated after-tax gains were reclassified from accumulated other comprehensive income to earnings. As of June 30, 2001, the estimated after-tax gain expected to be reclassified within the next twelve months from accumulated other comprehensive loss into earnings is $4 million.

         Commodity Risk: The Corporation uses swap contracts to hedge anticipated purchases of wastepaper and fuel to be used in its manufacturing and shipping operations. These contracts, all of which mature by December 31, 2003, are designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the hedged transaction occurs at which time it is reclassified to earnings.

         The Corporation also uses swap contracts from time to time to hedge anticipated purchases of natural gas. During the second quarter of 2001, the Corporation received proceeds of $35 million from the termination of all natural gas swap contracts that were scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain of $21 million resulting from the termination of these contracts will remain in accumulated other comprehensive income and will be reclassified into earnings in the same periods during which the hedged forecasted transactions were scheduled to occur. As of June 30, 2001, the Corporation had no outstanding natural gas swap agreements.

         Foreign Exchange Risk: The Corporation has operations in a number of countries and uses forward contracts to hedge the risk of changes in cash flows resulting from forecasted intercompany and third party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying transaction impacts earnings. All foreign currency forward contracts expire within twelve months.

         Interest Rate Risk: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of June 30, 2001, the Corporation had no outstanding interest rate swap agreements.


(8)      RESTRUCTURING

         In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring, which the Corporation intends to complete in 2001, is designed to streamline operations and improve business efficiency.

         At the time the restructuring was announced, a reserve was established for all severance and exit costs. Payments totaling $17 million during the first six months of 2001 were charged against the restructuring reserve, leaving a balance of $17 million in the reserve as of June 30, 2001. The restructuring reserve was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of June 30, 2001, on the consolidated balance sheets. All restructuring-related payments are being funded with cash from normal operations. The following table details the restructuring reserve and first six months activity (dollars in millions):

                                             RESERVE                   RESERVE
                                             BALANCE      RESERVE      BALANCE
                                             12/31/00    UTILIZATION   6/30/01
         -----------------------------------------------------------------------
         Severance (salaried)                $     15    $        15   $      -
         Razing buildings and equipment            12              -         12
         Line shutdown and removal                  5              1          4
         Contract cancellations
           and severance (hourly)                   2              1          1
         -----------------------------------------------------------------------
         Total                                     34             17         17
         =======================================================================

         As of June 30, 2001, the salaried workforce reduction program has been completed with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees have been terminated and 44 open hourly positions have been eliminated.


(9)      LITIGATION

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


(10)     ACCOUNTS RECEIVABLE FACILITY

         Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. were being purchased up to June 25, 2001, by USG Funding Corporation and transferred to a trust administered by Chase Manhattan Bank, as trustee. Certificates representing an ownership interest of up to $130 million in the trust were originally issued to an affiliate of Citicorp North America, Inc. and later assumed by Citibank N.A. USG Funding is a separate corporate entity with its own separate creditors that are entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder.

         On June 26, 2001, USG Funding notified the trustee that an Early Amortization Event, as defined in the agreement, had occurred effective with the bankruptcy filing of USG Corporation on June 25, 2001. As a result, transfers of receivables to the trust ceased and, on July 12, 2001, all outstanding obligations under the accounts receivable facility were repaid and the facility was terminated. Receivables and debt outstanding in connection with the accounts receivable facility ($60 million as of June 30, 2001), were included in receivables and current portion of long-term debt, respectively, on the Corporation's June 30, 2001, consolidated balance sheet.


(11)     NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued three new accounting standards.

         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement becomes effective January 1, 2002.

         SFAS No. 142, "Goodwill and Other Intangible Assets" eliminates the amortization of goodwill over its estimated useful life. Instead, most goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This statement becomes effective January 1, 2002.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement becomes effective January 1, 2003.

         The Corporation has not determined the impact that the adoption of these statements will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), USG Corporation ("USG" or the "Corporation") and the ten United States subsidiaries listed below (collectively, the "Debtors"), filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of USG's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

         United States Gypsum Company
         USG Interiors, Inc.
         USG Interiors International, Inc.
         L&W Supply Corporation
         Beadex Manufacturing, LLC
         B-R Pipeline Company
         La Mirada Products Co., Inc.
         Stocking Specialists, Inc.
         USG Industries, Inc.
         USG Pipeline Company

This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets.


BACKGROUND OF THE FILING
One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum") is a defendant in asbestos lawsuits alleging both property damage and personal injury cases. Recent chapter 11 filings by other companies subject to asbestos litigation have dramatically increased U.S. Gypsum's asbestos costs beyond its legitimate liability. The Corporation has been committed to finding a legislative solution to the increase in asbestos costs. However, it became apparent that a timely resolution to the problem through legislation was not feasible, and the Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

USG is the eighth major company with a large number of asbestos claims that has filed a chapter 11 petition in the past 18 months. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and paid approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation. Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases currently pending and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total reserve for asbestos claims to $1,185 million as of December 31, 2000. Since January 1, 2001, U.S. Gypsum has received more than 26,000 new claims. U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to more than $160 million in 2000, and were expected to exceed $275 million in 2001. Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases, as discussed below.


CONSEQUENCES OF THE FILING
The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors will be paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, all pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims and what the impact of Filing and any reorganization plan may have on the shares of the Corporation's common stock. The formulation and implementation of the plan of reorganization could take a significant period of time.

Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants and a third representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.


CHAPTER 11 FINANCING
In connection with the Filing, the Corporation has received commitments for up to $350 million in debtor-in-possession ("DIP") financing from JP Morgan Chase to supplement liquidity and fund operations during the reorganization process.

On an interim basis, the Bankruptcy Court has approved the availability of a $150 million DIP credit facility from JP Morgan Chase. The $350 million DIP financing was approved at a final hearing in the Bankruptcy Court on July 31, 2001. The Corporation believes, based on information presently available to it, that cash available from operations and DIP financing will provide sufficient liquidity to allow its businesses to operate without interuption.

As of June 30, 2001, the Corporation had $304 million of cash and cash equivalents, on a consolidated basis. Of this amount, $114 million was in the possession of non-Debtor subsidiaries outside of the United States and $84 million was in the possession of USG Funding Corporation. On June 26, 2001, USG Funding notified Chase Manhattan Bank, trustee of a revolving accounts receivable facility, that an Early Amortization Event, as defined in the agreement, had occurred effective with the Filing. As a result, transfers of receivables to the trust ceased and, on July 12, 2001, all outstanding obligations under the accounts receivable facility, which totaled $60 million, were repaid and the facility was terminated.


ACCOUNTING IMPACT
As of June 30, 2001, the Corporation is required to follow AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise will be reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability was also classified within liabilities subject to compromise. See Note 2. "Voluntary Reorganization Under Chapter 11" which includes information related to financial statement presentation, the debtor-in-possession statements and detail of the liabilities subject to compromise and Chapter 11 reorganization expenses.


CONSOLIDATED RESULTS

NET SALES
Net sales in the second quarter of 2001 were $806 million, down 19% from $995 million in the second quarter of 2000. For the first six months of 2001, net sales totaled $1,632 million, down 18% from $1,984 million in the comparable 2000 period. Conditions in the U.S. wallboard market, USG's largest single market, continue to be difficult due to pricing pressure and slightly lower demand. Excess supply and increased competition in 2001 have led to significant declines in market prices for gypsum wallboard, including U.S. Gypsum's SHEETROCK brand gypsum wallboard, which, for the second quarter of 2001, fell 50% from the prior-year period.

Sales for USG's North American Gypsum and Building Products Distribution segments were down primarily due to the lower selling prices on SHEETROCK brand gypsum wallboard. Sales for Worldwide Ceilings were affected by lower shipments of domestic ceiling tile and lower demand in international markets.


COST OF PRODUCTS SOLD
Cost of products sold in the second quarter and first six months of 2001 were down 2% and 1%, respectively, versus the respective 2000 periods. These modest declines primarily reflect the absence in 2001 of asbestos-related charges recorded by U.S. Gypsum in 2000, offset by higher energy costs. Asbestos-related charges amounted to $28 million and $50 million in the second quarter and first six months of 2000, respectively.

Production of gypsum wallboard and ceiling tile products is energy intensive, and market prices for energy, including natural gas and electric power, are significantly higher in 2001. Higher gas prices in the second quarter resulted in a $4 per thousand square foot increase in the manufacturing costs of SHEETROCK brand gypsum wallboard. Natural gas prices, which rose throughout 2000, peaked in January 2001, but remained above the levels of a year ago.


SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses for both the second quarter and first six months of 2001 decreased 18% versus the comparable 2000 periods. These declines primarily reflect lower expenses related to compensation and benefits. However, as a percent of net sales, selling and administrative expenses for the quarter increased to 8.1% from 7.9% a year ago due to the lower level of 2001 net sales. For the first six months, expenses were 8.1% of net sales compared with 8.2% last year.


CHAPTER 11 REORGANIZATION EXPENSES
Chapter 11 reorganization expenses were incurred in connection with the Filing and consisted of legal and financial advisory fees of $8 million and accelerated amortization of debt issuance costs of $2 million.


OPERATING PROFIT (LOSS)
An operating loss of $5 million was reported for the second quarter of 2001 compared with an operating profit of $165 million in the second quarter of 2000. Operating profit of $27 million was reported for the first six months of 2001, down 92% from the same 2000 period. These declines primarily reflect the significant drop in gypsum wallboard selling prices combined with the impact of increased energy costs on the production of gypsum wallboard and ceiling tile and the chapter 11 reorganization expenses. These unfavorable factors were offset in part by lower selling and administrative expenses and the absence in 2001 of asbestos-related charges.


INTEREST EXPENSE
Interest expense of $16 million and $30 million was incurred in the second quarter and first six months of 2001, respectively, compared with $13 million and $25 million in the respective 2000 periods. As of the Petition Date, interest expense on debt included in liabilities subject to compromise is no longer being accrued and recorded.


INCOME TAXES (BENEFIT)
Income tax (benefit) expense amounted to $(5) million and $2 million in the second quarter and first six months of 2001, respectively, compared with $60 million and $127 million for the prior-year periods.


NET EARNINGS (LOSS)
A net loss of $13 million, or $0.29 per share, was reported for the second quarter of 2001 compared with net earnings of $93 million, or $2.04 per diluted share, for the second quarter of 2000.

For the first six months of 2001, a net loss of $2 million, or $0.04 per share, was incurred compared with net earnings of $199 million, or $4.19 per diluted share for the first half of 2000.



CORE BUSINESS RESULTS

(dollars in millions)                  THREE MONTHS              SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                    ------------------      ------------------
NET SALES:                           2001        2000        2001        2000
                                    ------      ------      ------      ------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    420         567         862       1,134
CGC Inc. (gypsum)                       49          56          99         106
Other subsidiaries*                     29          27          53          51
Eliminations                           (40)        (35)        (73)        (66)
                                    ------      ------      ------      ------
Total                                  458         615         941       1,225
                                    ------      ------      ------      ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                    124         131         250         258
USG International                       54          56         108         115
CGC Inc. (ceiling)                      10          10          21          21
Eliminations                           (18)        (21)        (36)        (40)
                                    ------      ------      ------      ------
Total                                  170         176         343         354
                                    ------      ------      ------      ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                 287         368         573         724
                                    ------      ------      ------      ------
Eliminations                          (109)       (164)       (225)       (319)
                                    ------      ------      ------      ------
Total USG Corporation                  806         995       1,632       1,984
                                    ======      ======      ======      ======

(dollars in millions)                  THREE MONTHS          SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                       --------------      --------------
OPERATING PROFIT (LOSS):               2001      2000      2001      2000
                                       ----      ----      ----      ----

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                     (32)      114       (27)      255
CGC Inc. (gypsum)                         5         9        11        17
Other subsidiaries*                       7         6        11        11
                                       ----      ----      ----      ----
Total                                   (20)      129        (5)      283
                                       ----      ----      ----      ----
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      10        17        18        32
USG International                        (2)        -        (2)        1
CGC Inc. (ceiling)                        1         1         2         2
                                       ----      ----      ----      ----
Total                                     9        18        18        35
                                       ----      ----      ----      ----
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   22        28        37        55
                                       ----      ----      ----      ----
Corporate                                (7)      (10)      (15)      (26)
Chapter 11 reorganization expenses      (10)        -       (10)        -
Eliminations                              1         -         2         2
                                       ----      ----      ----      ----
Total USG Corporation                    (5)      165        27       349
                                       ====      ====      ====      ====

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.


NORTH AMERICAN GYPSUM
Net sales in the second quarter and first six months of 2001 declined 26% and 23% from the respective prior-year periods. Operating losses of $20 million and $5 million were reported for the second quarter and first six months of 2001, respectively, compared with operating profit of $129 million in the second quarter and $283 million in the first six months of 2000.

Net sales for U.S. Gypsum fell 26% as its nationwide average realized price per thousand square feet (the selling price less freight to the customer) of wallboard was $72.42 in the second quarter of 2001. This price was down 22% from the average realized price of $92.31 in the first quarter of 2001, and down 50% from $145.25 in the second quarter of 2000. Because of excess capacity in the industry and increased competition, wallboard selling prices have been under pressure. Prices declined throughout the second quarter and averaged about $68 per thousand square feet in June. Despite slightly lower shipments for the industry, U.S. Gypsum sold 2.5 billion square feet of SHEETROCK brand gypsum wallboard during the second quarter of 2001, a record for any quarter for the company and a 6% increase over second quarter 2000 shipments.

At current shipment levels, every $10 drop in price reduces U.S. Gypsum's operating profit by $90 to $100 million on an annualized basis. A second quarter operating loss for U.S. Gypsum reflected the lower selling prices and high manufacturing costs for gypsum wallboard. Costs were up primarily due to high prices for natural gas and electric power. U.S. Gypsum's plants operated at 88% of capacity in the second quarter of 2001 compared with the estimated average rate of 80% for the U.S. wallboard industry.

Net sales for the gypsum business of Canada-based CGC Inc. were down 13% from the second quarter a year ago primarily due to a lower Canadian dollar exchange rate and lower selling prices for gypsum wallboard. Shipments of wallboard were virtually unchanged year-on-year. Second quarter operating profit fell 44% primarily due to higher energy costs, a lower Canadian dollar exchange rate and the lower selling prices.


WORLDWIDE CEILINGS
Net sales of $170 million and operating profit of $9 million declined 3% and 50%, respectively, from the second quarter of 2000. For the first six months, net sales of $343 million and operating profit of $18 million declined 3% and 49%, respectively, from the comparable 2000 period.

Results in 2001 for Worldwide Ceilings have been adversely affected by lower shipments of domestic ceiling tile, higher production costs, primarily related to energy and raw materials, and a slowdown in demand internationally.


BUILDING PRODUCTS DISTRIBUTION
Second quarter 2001 net sales of $287 million and operating profit of $22 million declined 22% and 21%, respectively, from the second quarter of 2000. For the first six months of 2001, net sales declined 21% and operating profit fell 33%.

Declining prices for wallboard and complementary products resulted in lower revenues at USG's specialty building products distribution subsidiary, L&W Supply Corporation. Nearly half of L&W's sales come from gypsum wallboard. During the second quarter, the profit margin on wallboard sold by L&W declined by almost $9.00 per thousand square feet compared to the margin experienced in the second quarter of 2000. L&W Supply currently operates 190 locations in the United States distributing a variety of gypsum, ceilings and related building materials.


MARKET CONDITIONS AND OUTLOOK

Excess supply and increased competition have led to significant declines in market prices for gypsum wallboard. However, due to a recent improvement in market conditions caused by seasonally strong demand and industry capacity closures, U.S. Gypsum implemented a 15% price increase on its SHEETROCK brand gypsum wallboard effective July 16, 2001. An additional 15% price increase to be effective August 13, 2001, was subsequently announced. Addressing excess supply in the industry, Georgia-Pacific Corp. recently announced plans to close plants and indefinitely curtail other operations that will result in a decrease equaling approximately 45%, or 1.4 billion square feet, of that company's gypsum wallboard production capacity in the United States and Canada.

USG is currently forecasting U.S. housing starts in 2001 to approximate the
1.569 million units in 2000.

The repair and remodel market accounts for the second-largest portion of USG's sales. Because many buyers remodel an existing home within two years of purchase, opportunity from this market in 2001 is expected to remain strong as sales of existing homes in 2000 and 2001 remain at historically high levels.

Sales of USG products to the new nonresidential construction market are expected to be up modestly in 2001. Future demand for USG products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed was up 1% in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Because of the Filing and current business conditions, USG's financial priorities in 2001 are focused on increasing cash flow and optimizing operating performance. The plan includes reducing capital expenditures, reducing costs and expenses, improving working capital performance and seeking opportunities for the sale of surplus assets. In addition, in the first quarter of 2001, USG reduced its quarterly cash dividend to $0.025 per share and in the second quarter of 2001, USG eliminated its quarterly cash dividend. This action will eliminate annual dividend payments and save the company approximately $22 million per year.


CAPITAL EXPENDITURES
Capital spending amounted to $57 million in the first six months of 2001 compared with $232 million in the corresponding 2000 period. As of June 30, 2001, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $73 million, compared with $58 million as of December 31, 2000.

USG expects to have limited external sources of capital available and limited financial resources and liquidity to fund potential future growth opportunities such as new products, acquisitions and joint ventures.


WORKING CAPITAL
Working capital (current assets less current liabilities) as of June 30, 2001, amounted to $824 million and the ratio of current assets to current liabilities was 4.23 to 1. Working capital information as of June 30, 2001 reflects the reclassification of pre-petition current liabilities (accounts payable, accrued expenses, notes payable and the current portions of debt and asbestos reserves) of the Debtors to liabilities subject to compromise. As of December 31, 2000, current liabilities exceeded current assets by $20 million and the ratio of current assets to current liabilities was .98 to 1.

Cash and cash equivalents as of June 30, 2001, amounted to $304 million, up from $70 million as of December 31, 2000. During the first six months of 2001, net cash flows to operating activities totaled $65 million. Net cash flows to investing activities (primarily capital spending) were $56 million. Net cash flows from financing activities (primarily increased borrowings) were $355 million.

Receivables increased to $322 million as of June 30, 2001, from $305 million as of December 31, 2000, reflecting a 16% increase in net sales for the month of June 2001 as compared to December 2000. Inventories decreased to $258 million from $271 million. Accounts payable decreased to $58 million from $200 million reflecting the reclassification of $204 million of the Debtors' pre-petition accounts payable to liabilities subject to compromise.


RESTRUCTURING RESERVE
In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring, which the Corporation intends to complete in 2001, is designed to streamline operations and improve business efficiency. Annual pretax savings from the restructuring initiatives are estimated at $40 million.

At the time the restructuring was announced, a reserve was established for all severance and exit costs. Payments totaling $17 million during the first six months of 2001 were charged against the restructuring reserve, leaving a balance of $17 million in the reserve as of June 30, 2001. The restructuring reserve was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of June 30, 2001, on the consolidated balance sheets. All restructuring-related payments are being funded with cash from normal operations. The following table details the restructuring reserve and first six months activity (dollars in millions):

                                      RESERVE                        RESERVE
                                      BALANCE       RESERVE          BALANCE
                                      12/31/00    UTILIZATION        6/30/01
--------------------------------------------------------------------------------
Severance (salaried)                  $     15    $         15       $     -
Razing buildings and equipment              12               -            12
Line shutdown and removal                    5               1             4
Contract cancellations
  and severance (hourly)                     2               1             1
--------------------------------------------------------------------------------
Total                                       34              17            17
================================================================================

As of June 30, 2001, the salaried workforce reduction program has been completed with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees have been terminated and 44 open hourly positions have been eliminated.


DEBT
As of June 30, 2001, total debt amounted to $1,067 million, of which $1,004 million was included in liabilities subject to compromise. As of December 31, 2000, total debt amounted to $711 million. The higher level of debt as of June 30, 2001 primarily reflects a $388 million net increase in credit facility borrowings, partially offset by a $15 million repayment of a Mexican term loan, a $6 million repayment of international short-term notes and an $11 million repurchase of 9.25% senior notes due 2001.


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


LEGAL CONTINGENCIES
As a result of the Filing, all pending asbestos lawsuits against the Company are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, the Company has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. Creditors' committees have been approved representing asbestos personal injury and property damage claimants with pending claims against the Company, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. The Bankruptcy Court likely will set a deadline for the filing of all present asbestos-related claims, including claims by plaintiffs who entered into settlement agreements with the Company which have not been paid. As part of the bankruptcy proceeding, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims.

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation may differ from management's expectations as a result of factors over which the Corporation has little or no control. Actual results also may differ due to factors over which the Corporation has no control, including economic activity such as construction activity, interest rates and consumer confidence; competitive conditions such as price and product competition; increases in raw material and energy costs; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of June 30, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Corporation voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001. Management's plans in regard to these matters are also described in Note 2. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 9 to the condensed consolidated financial statements, raises substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                /s/ ARTHUR ANDERSEN LLP

                                                ARTHUR ANDERSEN LLP

Chicago, Illinois
July 24, 2001

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS


ASBESTOS AND RELATED INSURANCE LITIGATION

One of the Corporation's subsidiaries, U.S. Gypsum or ("the Company") is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. On June 25, 2001, the Company, the Corporation, and other domestic subsidiaries ("the Debtors"), filed voluntary petitions for relief (the "Filing") under chapter 11 of the U.S. Bankruptcy Code to manage the growing costs of resolving asbestos claims and to achieve a fair and final resolution of liability for both pending and future asbestos claims. The chapter 11 cases are being jointly administered under Case No. 01-02094 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

The Company's asbestos claims liability derives from its sale of certain asbestos-containing products beginning in the 1930s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1977. Certain of the asbestos lawsuits against the Company seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases").

As a result of the Filing, all pending asbestos lawsuits against the Company are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, the Company has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. Creditors' committees have been approved representing asbestos personal injury and property damage claimants with pending claims against the Company, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. The Bankruptcy Court likely will set a deadline for the filing of all present asbestos-related claims, including claims by plaintiffs who entered into settlement agreements with the Company which have not been paid. As part of the bankruptcy proceeding, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims.

The Company anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. Pursuant to the Bankruptcy Code, the Debtors, have the exclusive right to propose a plan of reorganization up to 120 days after the Filing date, or October 23, 2001, unless extended. It is the Debtor's intention that such plan of reorganization will include the creation of a trust under
Section 524(g) of the Bankruptcy Code which will be funded to allow payment of asbestos claims and that, as a result of creation of the trust, the bankruptcy court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies.

It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against the Company, the Corporation, and all other Debtor affiliates. In addition to the asbestos Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply Corporation, is named as a defendant in approximately 21 pending Personal Injury Cases. L&W, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. It is believed that L&W has been named as a defendant in Personal Injury Cases in its role as a distributor of U.S. Gypsum products. Therefore, the Corporation expects that any asbestos-related liability of L&W would be derivative of the liability of U.S. Gypsum, and that any plan or plans of reorganization would reflect that L&W's liability, if any, rests with U.S. Gypsum as the manufacturer. However, because of the small number of Personal Injury Cases against L&W and the lack of development of the cases against L&W, the Corporation does not have sufficient information at this time to opine as to how any plan or plans of reorganization will address any asbestos-related liability of L&W and whether any such liability will be limited to L&W's role as a distributor of U.S. Gypsum products.

The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum at the time of the Filing. For a more comprehensive discussion of these cases, see Note 17 to the financial statements in the Corporation's 10-K for the year ended December 31, 2000.

Property Damage Cases: As of March 31, 2001, U.S. Gypsum was a defendant in ten Property Damage Cases, most of which involved multiple buildings. One of the ten cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.).

On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue as well as punitive damages. The complaint does not specify how many buildings are at issue.

As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against the Company.

U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below (see "Estimated Cost").

Personal Injury Cases: U.S. Gypsum is also a defendant in approximately 106,000 Personal Injury Cases pending on June 25, 2001 (the date of the Filing), as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the second quarter 2001 (up to June 25, 2001), approximately 13,200 new Personal Injury Cases were filed against U.S. Gypsum, as compared to 15,800 new filings in the second quarter of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, 80,000 claims in 1998, and 23,500 claims in 1997. As a result of the Filing, all Personal Injury Cases are stayed against the Company.

Prior to the filing for relief under the U.S. Bankruptcy Code, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center for Claims Resolution (the "Center"). From 1988 up to February 1, 2001, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement, and each Center member, including U.S. Gypsum, was responsible for negotiating and paying its own settlements separately. The Center continued to perform certain claims administration, negotiation, and defense functions for its members, the costs of which were shared among the members. As of the date of Filing and as a result of the stay of asbestos lawsuits against the Company, U.S. Gypsum will not be negotiating or paying settlements of Personal Injury Cases and will not require the services of the Center in negotiating or defending Personal Injury Cases. U.S. Gypsum may, however, continue to use the Center to provide data regarding Personal Injury Cases as needed in the bankruptcy proceeding.

In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims ("Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These Long-Term Settlements typically resolve claims for amounts consistent with historical per claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, payments by U.S. Gypsum under these Long-Term Settlements have ceased, and the Company expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.

In 2000, U.S. Gypsum's payments to defend and resolve Personal Injury Cases totaled $162 million, of which $90 million was paid or reimbursed by insurance. In 2000, the average settlement per case was approximately $2,600, exclusive of defense costs. The Company paid $100 million in 1999 and $61 million in 1998 to resolve Personal Injury Cases, compared to insurance payments totaling $85 million and $45.5 million, respectively.

In the first and second quarters of 2001, payments to resolve Personal Injury Cases increased dramatically, primarily as a result of the bankruptcy filings of other defendants in asbestos personal injury lawsuits. As a result of these bankruptcy filings, plaintiffs substantially increased their settlement demands to the remaining defendants, including U.S. Gypsum, to replace the expected payments of the now-bankrupt defendants. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.

In the first quarter 2001, U.S. Gypsum's total asbestos-related payments, net of insurance recoveries, were approximately $52 million, and, in the second quarter of 2001 (up to June 25, 2001), total asbestos-related payments, net of insurance recoveries, were approximately $62 million. As of March 31, 2001, U.S. Gypsum had estimated that expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.

As a result of these increasing settlement demands and the concern that federal legislation addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, the Company concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

U.S. Gypsum's estimated cost of resolving Personal Injury Cases is discussed below (see "Estimated Cost").

Insurance Coverage: As of June 25, 2001, after deducting insurance used to date, U.S. Gypsum had approximately $76.3 million of insurance remaining to cover asbestos-related costs. This insurance is scheduled to be paid over a period of approximately four years.

Estimated Cost: In evaluating the Company's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably the Company's asbestos liability in the tort system for both pending and future asbestos claims.

In the Property Damage Cases, such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.

Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease and occupational characteristics, and venue of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of physical impairment of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies, and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation will be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, was unable to reasonably estimate the probable cost of resolving future asbestos claims in the tort system, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, as the Company entered into Long-Term Settlements of Personal Injury Cases (discussed above), the Corporation undertook a detailed, independent study of U.S. Gypsum's current and potential future asbestos liability. This analysis was based on the assumption that the Company's asbestos liability would continue to be resolved in the tort system. The analysis was completed in the fourth quarter of 2000. As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products sold by U.S. Gypsum and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the Long-Term Settlements described above; and anticipated trends in recruitment by plaintiffs' firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.

In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability in the tort system for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainly remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. However, at the time of recording this reserve, it was expected that these amounts would be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.

During the first and second quarters of 2001 (up to June 25, 2001), U.S. Gypsum's payments for asbestos claims and related legal fees totaled approximately $123 million, reducing its reserve for asbestos claims to $1,062 million as of June 30, 2001. Insurance recoveries during the first and second quarters of 2001 amounted to approximately $9.4 million, leaving U.S. Gypsum with a corresponding receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of approximately $76.3 million as of June 30, 2001, down from $86 million as of December 31, 2000. The above amounts are stated before tax benefit and are not discounted to present value.

It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be included in a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding. These uncertainties, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

Due to the increased uncertainty of estimating asbestos liability due to the Filing, it is the Corporation's view that no change should be made to the previously recorded reserve for asbestos claims, except as necessary to reduce the reserve to reflect payments made in the second quarter of 2001. However, it is possible that the cost of resolving asbestos claims will be greater than that set forth in the recorded reserve range. As the bankruptcy proceeding continues, it is expected that the Corporation will obtain additional information that may provide greater certainty to the expected range of liability.

Bond to Secure Certain CCR Obligations: In January 2001, the Company obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of the Company for extended payout settlements of Personal Injury Cases and other obligations owed by the Company to the Center. The bond is secured by an irrevocable letter of credit in the amount of $60.3 million issued by Chase Manhattan Bank to Safeco. After the Filing, by letter dated July 6, 2001, the Center notified the Company that certain amounts covered by the bond, totaling approximately $15.7 million, were overdue from the Company to the Center. These amounts were for the payment of, among other things, past settlements of Personal Injury Cases. At present, it is not known whether, if the Center makes a demand to Safeco under the bond, Safeco will make payment to the Center under the performance bond and whether Safeco will make a demand under the Chase irrevocable letter of credit. To the extent that the letter of credit is drawn down, Chase likely will assert a pre-petition claim in the bankruptcy proceeding against the Company for the corresponding amount. The Corporation believes that it is likely that the Center will make additional demands under the performance bond, which, in turn, may result in further drawing down the Chase letter of credit. However, the Corporation does not have sufficient information at this time to estimate the amount, if any, that may be paid out under the performance bond or the amount, if any, that may be drawn on the letter of credit.

Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be included in a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability, except as necessary to reflect payments made in the second quarter of

2001. The Corporation will continue to review its asbestos liability as the bankruptcy proceeding progresses. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

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



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Virtually all of the Corporation's pre-petition debt is in default due to the Filing. See Note 2. "Voluntary Reorganization Under Chapter 11" to the Corporation's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) In accordance with the Corporation's notice and proxy statement dated April 6, 2001, the matters set forth in paragraphs (b) through (d) below were submitted to a vote of stockholders at the annual meeting of stockholders held on May 9, 2001.

   (b) The three director-nominees who received the highest vote totals, who were each reelected to a three-year term of office, and whose terms in office will expire in 2004 were: Lawrence A. Crutcher, William C. Foote and Judith A. Sprieser. The directors whose terms of office continued after the annual meeting of stockholders were: Robert A. Barnett, Keith
       A. Brown, James C. Cotting, W. Douglas Ford, David W. Fox, Valerie B. Jarrett, Marvin E. Lesser and John B. Schwemm.

                                                          Votes      Abstentions
                                               Votes      Withheld    and Broker
                                                For      or Against   Non-Votes
                                             -----------------------------------
       Election of Directors:

       Lawrence A. Crutcher                  39,092,551    317,245         -
       William C. Foote                      38,944,253    465,543         -
       Judith A Sprieser                     39,060,074    349,621         -


   (c) The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

                                                          Votes      Abstentions
                                               Votes      Withheld    and Broker
                                                For      or Against   Non-Votes
                                             -----------------------------------
       Ratification of Appointment of Arthur
       Andersen LLP as Independent Public
       Accountants                           39,204,519    148,381      56,895

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          15. Letter from Arthur Andersen LLP regarding unaudited financial information.

     (b)  Reports on Form 8-K:

          A Form 8-K was filed on June 28, 2001, to report under Item 3 "Bankruptcy or Receivership" information related to the Corporation's
          (i) filing of voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code and (ii) debtor-in-possession financing arrangements.

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



                                       USG CORPORATION



                                       By  /s/ Dean H. Goossen
                                           -------------------------------------

                                           Dean H. Goossen,
                                           Corporate Secretary,
                                           USG Corporation


                                       By  /s/ Raymond T. Belz
                                           -------------------------------------
August 13, 2001
                                           Raymond T. Belz,
                                           Senior Vice President and Controller,
                                           USG Corporation