Form 10-Q
period 2001-09-30
USG CORP
filed 2001-11-02
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001
                                       ------------------

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

As of September 30, 2001, 43,460,145 shares of USG common stock were outstanding.

                                    TABLE OF CONTENTS
                                                                  Page
                                                                --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
            Three Months and Nine Months
            Ended September 30, 2001 and 2000                       3

        Consolidated Balance Sheets:
            As of September 30, 2001 and December 31, 2000          4

        Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 2001 and 2000           5

        Notes to Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                      23

Report of Independent Public Accountants                           35


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                          36

Item 3. Defaults Upon Senior Securities                            43

Item 6. Exhibits and Reports on Form 8-K                           43


SIGNATURES                                                         44

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTHS                      NINE MONTHS
                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           2001            2000             2001           2000
                                       ------------    ------------    ------------    ------------
Net sales                              $        842    $        956    $      2,474    $      2,940

Cost of products sold                           734             761           2,196           2,233

Selling and administrative expenses              69              73             202             236

Chapter 11 reorganization expenses               (1)              -               9               -

Provision for restructuring expenses             (9)              -              (9)              -
                                       ------------    ------------    ------------    ------------
Operating profit                                 49             122              76             471

Interest expense                                  1              13              31              38

Interest income                                  (1)             (1)             (4)             (4)

Other expense, net                                2               3               2               4
                                       ------------    ------------    ------------    ------------
Earnings before income taxes                     47             107              47             433

Income taxes                                     20              42              22             169
                                       ------------    ------------    ------------    ------------
Net earnings                                     27              65              25             264
                                       ============    ============    ============    ============

Earnings per common share:

  Basic                                        0.61            1.48            0.57            5.68

  Diluted                                      0.61            1.48            0.57            5.66

Dividends paid per common share                   -            0.15           0.025            0.45

Average common shares                    43,460,145      43,948,520      43,423,602      46,524,166

Average diluted common shares            43,460,145      44,086,452      43,423,602      46,716,812

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                        AS OF          AS OF
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001          2000
                                                     ---------------------------
ASSETS
Current Assets:
Cash and cash equivalents                              $   395      $    70
Receivables (net of reserves - $16 and $18)                328          305
Inventories                                                267          271
Income taxes receivable                                     71            -
Deferred income taxes                                       82          194
Other current assets                                        43           36
                                                       -------      -------
Total current assets                                     1,186          876

Property, plant and equipment (net of reserves
    for depreciation and depletion - $540 and $470)      1,820        1,830
Deferred income taxes                                      256          257
Other assets                                               237          251
                                                       -------      -------
Total Assets                                             3,499        3,214
                                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                           160          200
Accrued expenses                                           184          280
Taxes on income                                              -           19
Notes payable                                                -            6
Current portion of long-term debt                            -          141
Current portion of asbestos reserve                          -          250
                                                       -------      -------
Total current liabilities                                  344          896

Long-term debt                                               3          564
Long-term asbestos reserve                                   -          935
Other liabilities                                          336          355
Liabilities subject to compromise                        2,322            -

Stockholders' Equity:
Preferred stock                                              -            -
Common stock                                                 5            5
Treasury stock                                            (255)        (256)
Capital received in excess of par value                    409          411
Accumulated other comprehensive loss                       (38)         (45)
Retained earnings                                          373          349
                                                       -------      -------
Total stockholders' equity                                 494          464
                                                       -------      -------
Total Liabilities and Stockholders' Equity               3,499        3,214
                                                       =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                           2001        2000
                                                          -------------------
OPERATING ACTIVITIES:
Net earnings                                              $  25       $ 264
Adjustments to reconcile net earnings to net cash:
    Depreciation, depletion and amortization                 80          74
    Deferred income taxes                                   106         (32)
    Gain on asset dispositions                                -          (1)
(Increase) decrease in working capital:
    Receivables                                             (93)         (1)
    Inventories                                               4         (26)
    Payables                                                102          28
    Accrued expenses                                          7         (48)
Increase in other assets                                    (20)         (8)
Increase in other liabilities                                 9           6
Asbestos reserve, net of receivables                       (102)         33
Liabilities subject to compromise                           (46)          -
Other, net                                                   32          (6)
                                                          -----       -----
Net cash from operating activities                          104         283
                                                          -----       -----
INVESTING ACTIVITIES:
Capital expenditures                                        (75)       (310)
Net proceeds from asset dispositions                          1           2
                                                          -----       -----
Net cash to investing activities                            (74)       (308)
                                                          -----       -----
FINANCING ACTIVITIES:
Issuance of debt                                            262         137
Repayment of debt                                          (131)       (105)
Short-term borrowings, net                                  165          44
Cash dividends paid                                          (1)        (20)
Purchases of common stock                                     -        (207)
                                                          -----       -----
Net cash from (to) financing activities                     295        (151)
                                                          -----       -----

Net increase (decrease) in cash and cash equivalents        325        (176)

Cash and cash equivalents at beginning of period             70         197
                                                          -----       -----
Cash and cash equivalents at end of period                  395          21
                                                          =====       =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                31          45
Income taxes (refunded) paid, net                            (4)        206





See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PREPARATION OF FINANCIAL STATEMENTS

         The consolidated financial statements of USG Corporation ("USG" or "the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of September 30, 2001, and December 31, 2000, results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2000 Annual Report on Form 10-K dated March 5, 2001.


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

         CONSEQUENCES OF THE FILING
         The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, all pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat asbestos and other pre-petition claims and what impact the Filing and any reorganization plan may have on the shares of the Corporation's common stock. The formulation and implementation of the plan of reorganization could take a significant period of time.

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

         Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Debtors are requesting that the Bankruptcy Court extend the period of exclusivity until May 1, 2002, and expect this request to be granted. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

         CHAPTER 11 FINANCING
         A $350 million debtor-in-possession financing facility from JP Morgan Chase

         (the "DIP Facility") was approved by the Bankruptcy Court on July
         31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and to a lesser extent, property, plant and equipment. As of September 30, 2001, borrowing availability under the DIP Facility was $322 million; however, there have been no borrowings or letters of credit issued as of that date. The Corporation believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate without interruption.

         As of September 30, 2001, the Corporation had $395 million of cash and cash equivalents, on a consolidated basis. Of this amount, $133 million was in the possession of non-Debtor subsidiaries outside of the United States.

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

         Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court on October 23, 2001, setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

         The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, real estate taxes, certain customer programs and warranty claims and certain other pre-petition claims.

         Since the Petition Date, contractual interest expense not accrued or recorded on pre-petition debt totaled $21 million, of which $20 million related to the three months ended September 30, 2001.

         The Corporation believes, based on information presently available to it, that cash available from operations and DIP financing will provide sufficient liquidity to allow its businesses to operate without interruption. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-debtor subsidiaries. The appropriateness of using the going concern basis for the Corporation's financial statements is dependent upon, among other things, (i) the Corporation's ability to comply with the terms of the DIP financing and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) the ability of the Corporation to maintain adequate cash on hand; (iii) the ability of the Corporation to generate cash from operations; (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code; and (v) the Corporation's ability to achieve profitability following such confirmation.

         Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items as of September 30, 2001 (dollars in millions):

         Accounts payable                                  $   176
         Accrued expenses                                       89
         Debt                                                1,004
         Asbestos reserve                                    1,061
         Other long-term liabilities                            33
                                                           -------
         Subtotal                                            2,363

         Elimination of intercompany accounts payable          (41)
                                                           -------
         Total liabilities subject to compromise             2,322
                                                           =======


         Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following for the quarter and nine months ended September 30, 2001 (dollars in millions):

                                                     Three Months   Nine Months
                                                     ------------   -----------
         Legal and financial advisory fees           $          1             9
         Accelerated amortization of debt
           issuance costs                                       -             2
         Interest income                                       (2)           (2)
                                                     ------------   -----------
         Total Chapter 11 reorganization expenses              (1)            9
                                                     ============   ===========

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

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


         PERIODS ENDED SEPTEMBER 30, 2001      THREE MONTHS  NINE MONTHS
                                               ------------  -----------

         Net sales                              $    750      $ 2,210

         Cost of products sold                       668        2,003
         Selling and administrative expenses          57          168
         Chapter 11 reorganization expenses           (1)           9
         Provision for restructuring expenses         (9)          (9)
         Interest expense                              1           27
         Interest income                              (1)          (3)
         Other expense, net                            1            8
                                                --------      -------
         Earnings before income taxes                 34            7
         Income taxes                                 16           10
                                                --------      -------
         Net earnings(loss)                           18           (3)
                                                ========      =======

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF
                                                    SEPTEMBER 30,
                                                        2001
                                                    -------------
ASSETS
Cash and cash equivalents                             $   262
Receivables (net of reserve - $12)                        274
Inventories                                               224
Income taxes receivable                                    72
Deferred income taxes                                      82
Other current assets                                       42
                                                      -------
Total current assets                                      956

Property, plant and equipment (net of
  reserve for depreciation and depletion - $459)        1,582
Deferred income taxes                                     274
Other assets                                              504
                                                      -------
Total Assets                                            3,316
                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          135
Accrued expenses                                          160
                                                      -------
Total current liabilities                                 295

Other liabilities                                         329
Liabilities subject to compromise                       2,322

Stockholders' Equity:
Preferred stock                                             -
Common stock                                                5
Treasury stock                                           (255)
Capital received in excess of par value                    96
Accumulated other comprehensive income                      7
Retained earnings                                         517
                                                      -------
Total stockholders' equity                                370
                                                      -------
Total Liabilities and Stockholders' Equity              3,316
                                                      =======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2001
                                                 ------------------
OPERATING ACTIVITIES:
Net loss                                              $  (3)
Adjustments to reconcile net loss to net cash:
    Depreciation, depletion and amortization             68
    Deferred income taxes                               108
(Increase) decrease in working capital:
    Receivables                                        (180)
    Inventories                                          (4)
    Payables                                            107
    Accrued expenses                                      6
Pre-Petition Intercompany receivable                      7
Post-Petition Intercompany receivable                  (108)
Increase in other assets                                (41)
Increase in other liabilities                             9
Asbestos reserve, net of receivables                   (102)
Liabilities subject to compromise                       (46)
Other, net                                               42
                                                      -----
Net cash to operating activities                       (137)
                                                      -----
INVESTING ACTIVITIES:
Capital expenditures                                    (44)
Net proceeds from asset dispositions                      1
                                                      -----
Net cash to investing activities                        (43)
                                                      -----
FINANCING ACTIVITIES:
Issuance of debt                                        262
Repayment of debt                                       (56)
Short-term borrowings, net                              200
Cash dividends paid                                      (1)
                                                      -----
Net cash from financing activities                      405
                                                      -----

Net increase in cash and cash equivalents               225
Cash and cash equivalents at beginning of period         37
                                                      -----
Cash and cash equivalents at end of period              262
                                                      =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                            26
Income taxes refunded, net                              (16)

         INTERCOMPANY TRANSACTIONS
         In the normal course of business, the operating subsidiaries and the parent company of the Corporation engage in intercompany transactions. To document the relations created by these transactions, the parent company ("Corporate") and the operating subsidiaries have, from the formation of USG Corporation in 1985, been parties to intercompany loan agreements which evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions").

         The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in accounts of Corporate and cash disbursements for those operating subsidiaries originate from those Corporate concentration accounts. Allocated intercompany charges from Corporate to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction and net balances, receivables or payables, of such cash transactions are tracked on a regular basis with interest earned or paid on the balances. During the first six months of 2001, USG took steps to secure the obligations from each of the principal operating subsidiaries under the intercompany loan agreements when it became clear that U.S. Gypsum's asbestos liability claims were becoming an increasingly greater burden on the Corporation's cash resources. As of June 30, 2001, U.S. Gypsum's net payable balance to Corporate for Intercompany Corporate Transactions was $212 million. USG Interiors' net payable balance to Corporate was $103 million. L&W Supply had a net receivable balance from Corporate of $86 million.

         In addition to the above transactions, the operating subsidiaries engage in ordinary course purchase and sale of products with other operating subsidiaries (the "Intercompany Trade Transactions"). Detailed accounting records also are maintained of all such transactions, and settlements are made on a monthly basis.

         Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.


(3)      EARNINGS PER SHARE

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



                                                NET        SHARES    PER SHARE
         THREE MONTHS ENDED SEPTEMBER 30,     EARNINGS     (000)       AMOUNT
         ---------------------------------------------------------------------
         2001
         Basic earnings                       $    27      43,460    $  0.61
         Dilutive effect of stock options                       -
         ----------------------------------------------------------------------
         Diluted earnings                          27      43,460       0.61
         ======================================================================
         2000
         Basic earnings                       $    65      43,949    $  1.48
         Dilutive effect of stock options                     137
         ----------------------------------------------------------------------
         Diluted earnings                          65      44,086       1.48
         ======================================================================


         NINE MONTHS ENDED SEPTEMBER 30,
         ----------------------------------------------------------------------
         2001
         Basic earnings                       $    25      43,424    $  0.57
         Dilutive effect of stock options                       -
         ----------------------------------------------------------------------
         Diluted earnings                          25      43,424       0.57
         ======================================================================
         2000
         Basic earnings                       $   264      46,524    $  5.68
         Dilutive effect of stock options                     193
         ----------------------------------------------------------------------
         Diluted earnings                         264      46,717       5.66
         ======================================================================

         Because of the market value of the Corporation's shares of common stock in 2001, there were no common stock equivalents for the three months and nine months ended September 30, 2001.



(4)      STOCK OPTION GRANTS

         As of September 30, 2001, common shares totaling 2,752,600 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,722,311 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.



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

                                              THREE MONTHS               NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                            --------------------------------------------
NET SALES:                                   2001       2000          2001        2000
                                            -------------------      -------------------

North American Gypsum                        504          575        1,445        1,800
Worldwide Ceilings                           168          183          511          537
Building Products Distribution               294          346          867        1,070
Eliminations                                (124)        (148)        (349)        (467)
                                           -----       ------       ------       ------
Total USG Corporation                        842          956        2,474        2,940
                                           =====       ======       ======       ======

OPERATING PROFIT:

North American Gypsum                         27           78           22          361
Worldwide Ceilings                            10           18           28           53
Building Products Distribution                16           33           53           88
Corporate                                    (12)          (8)         (27)         (34)
Chapter 11 reorganization expenses             1            -           (9)           -
Provision for restructuring expenses           9            -            9            -
Eliminations                                  (2)           1            -            3
                                           -----       ------       ------       ------
Total USG Corporation                         49          122           76          471
                                           =====       ======       ======       ======

(6)      COMPREHENSIVE INCOME

         The components of comprehensive income are summarized in the following tables (dollars in millions):

                                        THREE MONTHS          NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     -----------------------------------------
                                        2001      2000       2001      2000
                                       ----       ----       ----       ----
TOTAL COMPREHENSIVE INCOME:
Net earnings                             27         65         25        264
Accumulated other comprehensive
 income (loss)                           (8)        (4)         7        (13)
                                       ----       ----       ----       ----
Total                                    19         61         32        251
                                       ====       ====       ====       ====


ACCUMULATED OTHER COMPREHENSIVE
 INCOME (LOSS):
After-tax gain (loss) on derivatives     (3)         -         15          -
Deferred currency translation            (5)        (4)        (8)       (13)
                                       ----       ----       ----       ----
Total                                    (8)        (4)         7        (13)
                                       ====       ====       ====       ====

         The tax impact on the gain (loss) on derivatives was a benefit of $2 million in the third quarter of 2001, and tax of $10 million for the first nine months of 2001. There was no tax impact on the foreign currency translation adjustments.


(7)      FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. These statements require that all derivative instruments be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings when the underlying transaction impacts earnings. As of January 1, 2001, and September 30, 2001, the net after-tax derivative gain in accumulated other comprehensive income was $64 million and $15 million, respectively. During the third quarter of 2001, $1 million of accumulated after-tax gains ($2 million pretax) were reclassified from accumulated other comprehensive income to earnings. As of September 30, 2001, the estimated after-tax gain expected to be reclassified within the next twelve months from accumulated other comprehensive loss into earnings is $4 million.

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

         The Corporation also uses swap contracts from time to time to hedge anticipated purchases of natural gas. During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of all natural gas swap contracts that were scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive income and is reclassified into earnings in the same periods during which the hedged forecasted transactions are scheduled to occur. As of September 30, 2001, the Corporation had no outstanding natural gas swap agreements and $32 million ($20 million after-tax) of the proceeds received in the second quarter remained in accumulated other comprehensive income.

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

         Interest Rate Risk: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of September 30, 2001, the Corporation had no outstanding interest rate swap agreements.


(8)      RESTRUCTURING

         In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring was designed to streamline operations and improve business efficiency.

         The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations is expected to be substantially completed by December 31, 2001.

         During the third quarter of 2001, USG reversed $9 million of the restructuring reserve due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September to eliminate a portion of the closure activities originally planned at the Alabaster, Michigan, facility.

         Payments totaling $18 million during the first nine months of 2001 were charged against the restructuring reserve. Including the third quarter reversal, the reserve balance as of September 30, 2001, was $7 million. The restructuring reserve was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of September 30, 2001, on the consolidated balance sheets.

         All restructuring-related payments are being funded with cash from normal operations. The remaining restructuring reserves are considered adequate to cover committed restructuring actions. The following table details the restructuring reserve and first nine months' activity (dollars in millions):


                                            RESERVE     RESERVE                    RESERVE
                                            BALANCE      UTILI-       RESERVE      BALANCE
                                           12/31/00      ZATION      REVERSAL      9/30/01
         ---------------------------------------------------------------------------------
         Severance (salaried)              $     15     $   (15)      $   -        $     -
         Razing buildings and equipment          12          (1)         (6)             5
         Line shutdown and removal                5          (1)         (2)             2
         Contract cancellations
           and severance (hourly)                 2          (1)         (1)             -

         ---------------------------------------------------------------------------------
         Total                                   34         (18)         (9)             7
         =================================================================================

         Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million to cost of products sold because the sale or use of certain affected inventory exceeded expectations.


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


(10)     ACCOUNTS RECEIVABLE FACILITY

         Under a revolving accounts receivable facility, the trade receivables of U.S. Gypsum and USG Interiors, Inc. were being purchased up to June 25, 2001, by USG Funding Corporation and transferred to a trust administered by Chase Manhattan Bank, as trustee. Certificates representing an ownership interest of up to $130 million in the trust were originally issued to an affiliate of Citicorp North America, Inc. and later assumed by Citibank N.A. USG Funding is a separate corporate entity that had its own separate creditors that were entitled to be satisfied out of USG Funding's assets prior to any value in USG Funding becoming available to its shareholder.

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


(11)     NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued four new accounting standards.

         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement becomes effective January 1, 2002.

         SFAS No. 142, "Goodwill and Other Intangible Assets" eliminates the amortization of goodwill (projected to be approximately $4 million for 2002) over its estimated useful life. Instead, most goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This statement becomes effective January 1, 2002.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement becomes effective January 1, 2003.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This statement becomes effective January 1, 2002.

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


BACKGROUND OF THE FILING
One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum") is a defendant in asbestos lawsuits alleging both property damage and personal injury cases. Recent chapter 11 filings by other companies subject to asbestos litigation dramatically increased U.S. Gypsum's asbestos costs beyond its legitimate liability. The Corporation has been committed to finding a legislative solution to the increase in asbestos costs. However, it became apparent that a timely resolution to the problem through legislation was not feasible, and the Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part II, Item 1. "Legal Proceedings" for additional information on asbestos litigation.

USG was the eighth major company with a large number of asbestos claims that filed a chapter 11 petition in the 18 months prior to the Petition Date. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and paid approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation. Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases pending as of December 31, 2000, and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total reserve for asbestos claims to $1,185 million as of December 31, 2000. Between January 1, 2001, and the Petition Date, U.S. Gypsum has received more than 26,000 new claims. U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to $162 million in 2000, and were expected to exceed $275 million in 2001. Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases, as discussed below.


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


CHAPTER 11 FINANCING
A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. The Corporation believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate without interruption. See "Available Liquidity" below for more information on the DIP Facility.

As of September 30, 2001, the Corporation had $395 million of cash and cash equivalents, on a consolidated basis. Of this amount, $133 million was in the possession of non-Debtor subsidiaries outside of the United States.

ACCOUNTING IMPACT
The Corporation is required to follow AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Note 2. "Voluntary Reorganization Under Chapter 11" which includes information related to financial statement presentation, the debtor-in-possession statements and detail of the liabilities subject to compromise and Chapter 11 reorganization expenses.


CONSOLIDATED RESULTS

NET SALES
Net sales in the third quarter of 2001 were $842 million, down 12% from $956 million in the third quarter of 2000. For the first nine months of 2001, net sales totaled $2,474 million, down 16% from $2,940 million in the comparable 2000 period. Net sales in 2001 continue to be unfavorable versus 2000 primarily due to a decline in selling prices for SHEETROCK brand gypsum wallboard sold by U.S. Gypsum. Prices have fallen considerably over the past two years as the gypsum wallboard industry has added a significant amount of new capacity. However, there was some improvement in market conditions during the third quarter of 2001 as demand for gypsum wallboard grew and some excess industry capacity closed, allowing U.S. Gypsum to raise prices for the first time since the end of 1999. This positive trend was offset somewhat by a slowdown in commercial construction.


COST OF PRODUCTS SOLD
Cost of products sold in the third quarter and first nine months of 2001 decreased 4% and 2% from the respective 2000 periods primarily due to the absence in 2001 of asbestos-related charges recorded by U.S. Gypsum in 2000. Asbestos-related charges amounted to $27 million and $77 million in the third quarter and first nine months of 2000, respectively. In addition, during the third quarter of 2001, USG reversed restructuring-related inventory reserves totaling $3 million to cost of products sold because the sale or use of certain affected inventory exceeded expectations.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses for the third quarter were down 5% from a year ago primarily due to lower expenses for marketing programs and travel. For the first nine months, selling and administrative expenses were down 14% from 2000 largely due to lower levels of compensation and benefits. As a percent of net sales, selling and administrative expenses for both the third quarter and first nine months of 2001 were 8.2%, up from 7.6% and 8.0% for the comparable 2000 periods due to the lower level of net sales in 2001.


CHAPTER 11 REORGANIZATION EXPENSES
During the third quarter of 2001, USG recorded $2 million of interest income, partially offset by an additional $1 million of legal and financial advisory fees. Under SOP 90-7, interest income earned on cash accumulated as a result of the Filing is recorded as an offset to chapter 11 reorganization expenses. For the first nine months of 2001, USG incurred chapter 11 reorganization expenses of $9 million consisting of legal and financial advisory fees of $9 million and accelerated amortization of debt issuance costs of $2 million, partially offset by interest income of $2 million.


PROVISION FOR RESTRUCTURING EXPENSES
During the third quarter of 2001, USG reversed $9 million of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September to eliminate a portion of the closure activities originally planned at the Alabaster, Michigan, facility.


OPERATING PROFIT
Third quarter 2001 operating profit of $49 million declined 60% from $122 million in the third quarter of 2000. Operating profit of $76 million for the first nine months of 2001 was down 84% from $471 million for the comparable 2000 period. These declines primarily reflect lower gypsum wallboard selling prices.


INTEREST EXPENSE
Third quarter of 2001 interest expense of $1 million primarily related to the amortization of DIP financing fees. Under SOP 90-7, virtually all of the Corporation's outstanding debt was classified as pre-petition and included in liabilities subject to compromise and interest expense on this debt is no longer being accrued and recorded. Consequently, comparisons of interest expense for 2001 and 2000 are not meaningful. Since the Petition Date, contractual interest expense not accrued or recorded on pre-petition debt totaled $21 million, of which $20 million related to the third quarter of 2001.

INCOME TAXES
Income tax expense amounted to $20 million and $22 million in the third quarter and first nine months of 2001, respectively, compared with $42 million and $169 million for the prior-year periods.


NET EARNINGS
Net earnings of $27 million, or $0.61 per share, were reported for the third quarter of 2001 compared with $65 million, or $1.48 per diluted share, for the third quarter of 2000. For the first nine months of 2001, net earnings of $25 million, or $0.57 per share, were down significantly from $264 million, or $5.66 per diluted share, a year ago.



CORE BUSINESS RESULTS

(dollars in millions)                 THREE MONTHS              NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                    -------------------     -------------------
NET SALES:                           2001        2000         2001        2000
                                    ------     -------      --------    -------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  459       528             1,321     1,662
CGC Inc. (gypsum)                     53        53               152       159
Other subsidiaries*                   33        30                86        81
Eliminations                         (41)      (36)             (114)     (102)
                                     ---       ---             -----     -----
Total                                504       575             1,445     1,800
                                     ---       ---             -----     -----
WORLDWIDE CEILINGS:
USG Interiors, Inc.                  120       133               370       391
USG International                     54        59               162       174
CGC Inc. (ceilings)                   10        12                31        33
Eliminations                         (16)      (21)              (52)      (61)
                                     ---       ---             -----     -----
Total                                168       183               511       537
                                     ---       ---             -----     -----
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation               294       346               867     1,070
                                     ---       ---             -----     -----
Eliminations                        (124)     (148)             (349)     (467)
                                     ---       ---             -----     -----
Total USG Corporation                842       956             2,474     2,940
                                     ===       ===             =====     =====

(dollars in millions)                      THREE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       ------------------    -------------------
                                        2001       2000        2001       2000
                                       -------  ---------    --------   -------
OPERATING PROFIT (LOSS):

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                      13         64            (14)    319
CGC Inc. (gypsum)                         6          9             17      26
Other subsidiaries*                       8          5             19      16
                                         --        ---             --     ---
Total                                    27         78             22     361
                                         --        ---             --     ---
WORLDWIDE CEILINGS:
USG Interiors, Inc.                       9         17             27      49
USG International                        (1)         -             (3)      1
CGC Inc. (ceilings)                       2          1              4       3
                                         --        ---             --     ---
Total                                    10         18             28      53
                                         --        ---             --     ---
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   16         33             53      88
                                         --        ---             --     ---
Corporate                               (12)        (8)           (27)    (34)
Chapter 11 reorganization expenses        1          -             (9)      -
Provision for restructuring expenses      9          -              9       -
Eliminations                             (2)         1              -       3
                                         --        ---             --     ---
Total USG Corporation                    49        122             76     471
                                         ==        ===             ==     ===

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.


NORTH AMERICAN GYPSUM
Net sales in the third quarter and first nine months of 2001 declined 12% and 20% from the respective prior-year periods. Operating profit fell 65% and 94% for the same periods.

Third quarter net sales for U.S. Gypsum were down 13% primarily due to lower selling prices, offset in part by increased shipments of SHEETROCK brand gypsum wallboard. The nationwide average realized price per thousand square feet (the selling price less freight to the customer) of SHEETROCK brand gypsum wallboard was $82.25 in the third quarter of 2001. This price was down 32% from $121.13 in the third quarter of 2000 primarily due to the significant amount of industry capacity added over the past two years. However, selling prices, which had fallen for six consecutive quarters, began to rise during the third quarter of 2001. Improved market conditions enabled U.S. Gypsum to implement several price increases during the quarter leading to a 14% increase in its average price compared with the second quarter of 2001. For the first nine months of 2001, the average price of SHEETROCK brand gypsum wallboard was $82.07 per thousand square feet, down 42% from $141.38 for the comparable 2000 period. U.S. Gypsum sold 2.7 billion square feet of SHEETROCK brand gypsum wallboard during the third quarter of 2001, a record for any quarter for the company and a 10% increase over third quarter 2000 shipments.

Third quarter operating profit for U.S. Gypsum was down 80% primarily due to SHEETROCK brand gypsum wallboard's lower selling prices, offset in part by increased shipments and lower manufacturing costs. Costs were down primarily due to lower prices for energy (natural gas and electric power) and wastepaper, the primary raw material of wallboard paper. U.S. Gypsum's plants operated at 97% of capacity in the third quarter of 2001 compared with the estimated average rate of 86% for the U.S. wallboard industry.

Third quarter net sales for the gypsum business of Canada-based CGC Inc. were unchanged from last year as increased shipments of gypsum wallboard offset the impact of lower selling prices. Operating profit dropped to $6 million from $9 million reflecting the combination of the lower selling prices and higher manufacturing costs.


WORLDWIDE CEILINGS
Net sales and operating profit declined 8% and 44%, respectively, from the third quarter of 2000. For the first nine months, net sales and operating profit declined 5% and 47%, respectively, from the comparable 2000 period. These results reflect weakness in market conditions for ceiling products worldwide, as the slowdown experienced previously in international markets spread to North America. USG's domestic subsidiary, USG Interiors, reported third quarter net sales of $120 million and operating profit of $9 million, down 10% and 47%, respectively, from the third quarter of 2000. Lower shipments of both ceiling tile and grid products were the primary cause of the declines. Work on many major commercial construction projects slowed during the quarter, and some were suspended indefinitely, as job cutbacks and a slowing economy lessened the need for new or renovated office and retail space.


BUILDING PRODUCTS DISTRIBUTION
Third quarter 2001 net sales and operating profit declined 15% and 52%, respectively, from the third quarter of 2000. For the first nine months of 2001, net sales declined 19% and operating profit fell 40%. Lower prices for wallboard and complementary products resulted in lower revenues at USG's specialty building products distribution subsidiary, L&W Supply Corporation. Nearly half of L&W's revenue is generated from gypsum wallboard. During the third quarter, the profit margin on wallboard sold by L&W declined by almost $10.00 per thousand square feet compared to the margin experienced in the third quarter of 2000. L&W Supply currently operates 189 locations in the United States distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

USG is currently forecasting U.S. housing starts in 2001 to approximate the
1.569 million units in 2000.

The repair and remodel market accounts for the second-largest portion of USG's sales. Because many buyers remodel an existing home within two years of purchase, opportunity from this market in 2001 has been fairly solid as sales of existing homes in 2000 and 2001 remain at historically high levels. However, recent sales of existing homes have shown a decline and therefore the Corporation is cautious whether this trend will continue into 2002.

Future demand for USG products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Current information indicates that floor space for which contracts were signed was up slightly in 2000 as compared to 1999.

Excess industry capacity has led to significant declines in market prices for gypsum wallboard over the past two years. Market conditions for gypsum wallboard improved somewhat during the third quarter of 2001 due to growth in demand and the closure of some excess capacity in the past year by USG and other wallboard manufacturers, but it is unclear how long this trend will last. There has been a slowdown in commercial construction and there are signs of softness in the housing market. Also, repair and remodel activity could be affected by a drop in consumer confidence. Slowdowns in these markets would translate into lower levels of demand for USG's products and cause renewed pressure on gypsum wallboard pricing and on margins for USG's other businesses.



LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
Working capital (current assets less current liabilities) as of September 30, 2001, amounted to $842 million and the ratio of current assets to current liabilities was 3.45 to 1. Working capital information as of September 30, 2001 reflects the reclassification of pre-petition current liabilities (accounts payable, accrued expenses, notes payable and the current portions of debt and asbestos reserves) of the Debtors to liabilities subject to compromise. As of December 31, 2000, current liabilities exceeded current assets by $20 million and the ratio of current assets to current liabilities was .98 to 1.

Cash and cash equivalents as of September 30, 2001, amounted to $395 million, up from $70 million as of December 31, 2000. During the first nine months of 2001, net cash flows from operating activities totaled $104 million. Net cash flows to investing activities (primarily capital spending) were $74 million. Net cash flows from financing activities (primarily increased borrowings) were $295 million.

Receivables increased to $328 million as of September 30, 2001, from $305 million as of December 31, 2000, primarily reflecting a 6% increase in net sales for the month of September 2001 as compared to December 2000. Inventories decreased slightly to $267 million from $271 million. Accounts payable decreased to $160 million from $200 million due in part to the reclassification of the Debtors' pre-petition accounts payable to liabilities subject to compromise.


AVAILABLE LIQUIDITY
A $350 million DIP Facility from JP Morgan Chase was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and to a lesser extent, property, plant and equipment. As of September 30, 2001, borrowing availability under the DIP Facility was $322 million; however, there have been no borrowings or letters of credit issued as of that date. The Corporation believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate without interruption.


CAPITAL EXPENDITURES
Capital spending amounted to $75 million in the first nine months of 2001 compared with $310 million in the corresponding 2000 period. As of September 30, 2001, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $73 million, compared with $58 million as of December 31, 2000.

During the bankruptcy proceeding, USG expects to have limited external sources of capital available and finite financial resources and liquidity to fund potential future growth opportunities such as new products, acquisitions and joint ventures.


RESTRUCTURING RESERVE
In the fourth quarter of 2000, USG announced a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. The restructuring was designed to streamline operations and improve business efficiency.

The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations is expected to be substantially completed by December 31, 2001.

During the third quarter of 2001, USG reversed $9 million of the restructuring reserve due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September to eliminate a portion of the closure activities originally planned at the Alabaster, Michigan, facility.

Payments totaling $18 million during the first nine months of 2001 were charged against the restructuring reserve. Including the third quarter reversal, the reserve balance as of September 30, 2001 was $7 million. The restructuring reserve was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of September 30, 2001, on the consolidated balance sheets.

All restructuring-related payments are being funded with cash from normal operations. The remaining restructuring reserves are considered adequate to cover committed restructuring actions. The following table details the restructuring reserve and first nine months' activity (dollars in millions):


                                 RESERVE      RESERVE                  RESERVE
                                  BALANCE      UTILI-     RESERVE      BALANCE
                                 12/31/00      ZATION     REVERSAL     9/30/01
--------------------------------------------------------------------------------
Severance (salaried)             $ 15          $(15)        $ -          $ -
Razing buildings and equipment     12            (1)         (6)           5
Line shutdown and removal           5            (1)         (2)           2
Contract cancellations
  and severance (hourly)            2            (1)         (1)           -
--------------------------------------------------------------------------------
Total                              34           (18)         (9)           7
================================================================================


Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million to cost of products sold because the sale or use of certain affected inventory exceeded expectations.


DEBT
As of September 30, 2001, total debt amounted to $1,007 million, of which $1,004 million was included in liabilities subject to compromise. As of December 31, 2000, total debt amounted to $711 million. The higher level of debt as of September 30, 2001 primarily reflects a $388 million net increase in credit facility borrowings, partially offset by a $60 million repayment of debt outstanding in connection with an accounts receivable facility, $15 million repayment of a Mexican term loan, a $6 million repayment of international short-term notes and an $11 million repurchase of 9.25% senior notes due 2001. All of these transactions occurred prior to the Filing, except for the repayment of debt associated with the accounts receivable facility.

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

USG has prepared for the conversion to the euro in two phases. The first phase addressed USG's European operations during the transition period. The second phase covers full conversion of these operations to the euro. USG was ready for the transition period that began on January 1, 1999, and will be fully converted by January 1, 2002, the mandatory conversion date. Based on its experience during the transition period, USG does not expect the introduction of the euro currency to have a material adverse impact on its business, results of operations or financial position.


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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. Actual business or other conditions may differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation may differ from management's expectations. Actual results also may differ due to other various factors, including economic activity such as construction activity, interest rates and consumer confidence; competitive conditions such as price and product competition; increases in raw material and energy costs; the uncertain effects upon the global and domestic economies and the financial markets of the terrorist attacks in New York City and Washington, D.C., on September 11, 2001, and their aftermath; euro currency issues such as the ability and willingness of third parties to convert affected systems in a timely manner and the actions of governmental agencies or other third parties. The Corporation assumes no obligation to update any forward-looking information contained in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of September 30, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 24, 2001

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS


ASBESTOS AND RELATED INSURANCE LITIGATION

One of the Corporation's subsidiaries, United States Gypsum Company ("U.S. Gypsum"), is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. On June 25, 2001, U. S. Gypsum, the Corporation, and other domestic subsidiaries ("the Debtors"), filed voluntary petitions for relief (the "Filing") under chapter 11 of the U.S. Bankruptcy Code to manage the growing costs of resolving asbestos claims and to achieve a fair and final resolution of liability for both pending and future asbestos claims. The chapter 11 cases are being jointly administered under Case No. 01-02094 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). U.S. Gypsum's asbestos claims liability derives from its sale of certain asbestos-containing products beginning in the 1930s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1977. Certain of the asbestos lawsuits against U.S. Gypsum seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases").

As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. Creditors' committees have been approved representing asbestos personal injury and property damage claimants with pending claims against U.S. Gypsum, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. The Bankruptcy Court likely will set a deadline for the filing of all present asbestos-related claims, including claims by plaintiffs who entered into settlement agreements with U.S. Gypsum which have not been paid. As part of the bankruptcy proceeding, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims.

U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization up to 120 days after the Petition Date, or October 23, 2001, unless extended. The Debtors are requesting that the Court extend the exclusivity period until May 1, 2002, and expect this request to be granted. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the bankruptcy case. It is the Debtor's intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of asbestos claims and that, as a result of creation of the trust, the bankruptcy court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation, and all other Debtor affiliates.

In addition to the asbestos Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply Corporation, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. It is believed that L&W has been named as a defendant in Personal Injury Cases in its role as a distributor of U.S. Gypsum products. Therefore, the Corporation expects that any asbestos-related liability of L&W would be derivative of the liability of U.S. Gypsum, and that any plan or plans of reorganization would reflect that L&W's liability, if any, rests with U.S. Gypsum as the manufacturer. However, because of the small number of Personal Injury Cases against L&W and the lack of development of the cases against L&W, the Corporation does not have sufficient information at this time to opine as to how any plan or plans of reorganization will address any asbestos-related liability of L&W and whether any such liability will be limited to L&W's role as a distributor of U.S. Gypsum products.

The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum as of the Petition Date. For a more comprehensive discussion of these cases, see Note 17 to the financial statements in the Corporation's 10-K for the year ended December 31, 2000.

Property Damage Cases: As of the Petition Date, U.S. Gypsum was a defendant in eleven Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue as well as punitive damages.

The complaint does not specify how many buildings are at issue. As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below (see "Estimated Cost").

Personal Injury Cases: U.S. Gypsum is also a defendant in approximately 106,000 Personal Injury Cases pending as of the Petition Date (the date of the Filing), as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the second quarter of 2001 (up to the Petition Date), approximately 13,200 new Personal Injury Cases were filed against U.S. Gypsum, as compared to 15,800 new filings in the second quarter of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, 80,000 claims in 1998, and 23,500 claims in
1997. As a result of the Filing, all Personal Injury Cases are stayed against U.
S. Gypsum, and new cases may not be filed due to the automatic stay.

Prior to the filing for relief under the U.S. Bankruptcy Code, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center for Claims Resolution (the "Center"). From 1988 up to February 1, 2001, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement, and each Center member, including U.S. Gypsum, was responsible for negotiating and paying its own settlements separately. Effective July 31, 2001, the Center no longer provides for the negotiation and defense of asbestos lawsuits, but the Center continues to perform certain claims administration functions for its remaining members. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer negotiates or pays settlements of Personal Injury Cases and no longer requires the services of the Center in negotiating or defending Personal Injury Cases. U.S. Gypsum may, however, continue to use the Center to provide data regarding Personal Injury Cases as needed in the bankruptcy proceeding.

In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims ("Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These Long-Term Settlements typically resolve claims for amounts consistent with historical per claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U. S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.

In 2000, U.S. Gypsum's payments to defend and resolve Personal Injury Cases totaled $162 million, of which $90 million was paid or reimbursed by insurance. In 2000, the average settlement per case was approximately $2,600, exclusive of defense costs. U. S. Gypsum paid $100 million in 1999 and $61 million in 1998 to resolve Personal Injury Cases, compared to insurance payments totaling $85 million and $45.5 million, respectively.

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

In the first quarter of 2001, U.S. Gypsum's total asbestos-related payments, net of insurance recoveries, were approximately $52 million, and, in the second quarter of 2001 (up to June 25, 2001), total asbestos-related payments, net of insurance recoveries, were approximately $62 million. As of March 31, 2001, U.S. Gypsum had estimated that expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.

As a result of these increasing settlement demands and the concern that federal legislation addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, U. S. Gypsum concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Debtors filed a voluntary petition under Chapter 11 of the Bankruptcy Code. U.S. Gypsum's estimated cost of resolving Personal Injury Cases is discussed below (see "Estimated Cost").

Insurance Coverage: As of June 25, 2001, after deducting insurance used to date, U.S. Gypsum had approximately $76.3 million of insurance remaining to cover asbestos-related costs. After payments to U.S. Gypsum during the third quarter, approximately $64 million remained as of September 30, 2001. This insurance is scheduled to be paid over a period of approximately four years.

Estimated Cost: In evaluating U.S. Gypsum's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably U.S. Gypsum's asbestos liability in the tort system for both pending and future asbestos claims.

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

Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, was unable to reasonably estimate the probable cost of resolving future asbestos claims in the tort system, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, as U.S. Gypsum entered into Long-Term Settlements of Personal Injury Cases (discussed above), the Corporation undertook a detailed, independent study of U.S. Gypsum's current and potential future asbestos liability. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system. The analysis was completed in the fourth quarter of 2000. As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products sold by U.S. Gypsum and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the Long-Term Settlements described above; and anticipated trends in recruitment by plaintiffs' firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.

In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability in the tort system for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. However, at the time of recording this reserve, it was expected that these amounts would be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.

During 2001, U.S. Gypsum's payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of September 30, 2001. Insurance recoveries during 2001 have totaled approximately $22 million, leaving U.S. Gypsum with a receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of approximately $64 million as of September 30, 2001. The above amounts are stated before tax benefit and are not discounted to present value.

It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, it is uncertain at this time how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; and the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding. These uncertainties, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

As a result of the increased uncertainty of estimating asbestos liability due to the Filing, it is the Corporation's view that no change should be made to the previously recorded reserve for asbestos claims, except in accordance with obligations incurred prior to the Filing. However, it is possible that the cost of resolving asbestos claims will be greater than that set forth in the recorded reserve range. As the bankruptcy proceeding continues, it is expected that the Corporation will obtain additional information that may provide greater certainty to the expected range of liability.

Bond to Secure Certain CCR Obligations: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of Personal Injury Cases and other obligations owed by U.S. Gypsum to the Center. The bond is secured by an irrevocable letter of credit in the amount of $60.3 million issued by Chase Manhattan Bank to Safeco. After the Filing, by letter dated July 6, 2001, the Center notified U.S. Gypsum that certain amounts covered by the bond, totaling approximately $15.7 million, were overdue from U.S. Gypsum to the Center. These amounts were for the payment of, among other things, past settlements of Personal Injury Cases. As of September 30, 2001, the Center had not made a demand on the bond. At present, it is not known whether, if the Center makes a demand to Safeco under the bond, Safeco will make payment to the Center under the performance bond and whether Safeco will make a demand under the Chase irrevocable letter of credit. To the extent that the letter of credit is drawn down, Chase likely will assert a pre-petition claim in the bankruptcy proceeding against the Corporation for the corresponding amount. The Corporation believes that it is likely that the Center will make additional demands under the performance bond, which, in turn, may result in further drawing down the Chase letter of credit. However, the Corporation does not have sufficient information at this time to estimate the amount, if any, that may be paid out under the performance bond or the amount, if any, that may be drawn on the letter of credit.

Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability, except by reducing it in accordance with obligations incurred prior to the Filing. The Corporation will continue to review its asbestos liability as the bankruptcy proceeding progresses. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

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

    (b)  Reports on Form 8-K:

         A Form 8-K was filed on August 27, 2001, to report under Item 5 "Other Events and Regulation FD Disclosure" that, in accordance with applicable bankruptcy law, the Corporation is required to file periodically with the Bankruptcy Court various documents, including certain financial information on an unconsolidated basis.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        USG CORPORATION



                                        By /s/ Dean H. Goossen
                                           ------------------------------------

                                           Dean H. Goossen,
                                           Corporate Secretary,
                                           USG Corporation


                                        By /s/ Raymond T. Belz
                                           ------------------------------------
November 2, 2001
                                           Raymond T. Belz,
                                           Senior Vice President and Controller,
                                           USG Corporation