Form 10-K405
period 2001-12-31
USG CORP
filed 2002-03-01
CIK 757011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For fiscal year ended  December 31, 2001
                                                  -----------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----------- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Exchange on
          Title of Each Class                           Which Registered

                                                   New York Stock Exchange
    Common Stock, $0.10 par value                  Chicago Stock Exchange
    ------------------------------                 -----------------------

                                                   New York Stock Exchange
    Preferred Share Purchase Rights                  Chicago Stock Exchange
    -------------------------------                ------------------------


    8.5% Senior Notes, Due 2005                    New York Stock Exchange
    ------------------------------                 -----------------------



           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------

                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]
     As of January 31, 2002, the aggregate market value of USG Corporation common stock held by nonaffiliates (based upon the New York Stock Exchange closing prices) was approximately $320,668,000.
     As of January 31, 2002, 43,457,312 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 8, 2002, is incorporated by reference in Part III of this Form 10-K Report.

2. A list of exhibits incorporated by reference is presented in this Form 10-K Report beginning on page 56.


                                TABLE OF CONTENTS


PART I                                                                                               Page
------                                                                                               ----
Item   1. Business................................................................................     3
Item   2. Properties..............................................................................     7
Item   3. Legal Proceedings.......................................................................     9
Item   4. Submission of Matters to a Vote of Security Holders.....................................     9

PART II
-------
Item   5. Market for the Registrant's Common Stock and Related Stockholder Matters................     9
Item   6. Selected Financial Data.................................................................    10
Item   7. Management's Discussion and Analysis of Results of Operations and Financial Condition...    10
Item   8. Financial Statements and Supplementary Data.............................................    21
Item   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    54

PART III
--------
Item  10. Directors and Executive Officers of the Registrant......................................    54
Item  11. Executive Compensation..................................................................    56
Item  12. Security Ownership of Certain Beneficial Owners and Management..........................    56
Item  13. Certain Relationships and Related Transactions..........................................    56

PART IV
-------
Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    56

Signatures........................................................................................    62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (together with its subsidiaries, called the "Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation, and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

     Through its subsidiaries, the Corporation is a leading manufacturer and distributor of building materials producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction, as well as products used in certain industrial processes.

     On June 25, 2001, the parent company of the Corporation and 10 of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases of the Debtors have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the United States Bankruptcy Code. These cases do not include any of the Corporation's non-U.S. subsidiaries. See Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and
Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 17. Litigation for additional information on the bankruptcy proceedings and asbestos litigation.

     The Corporation's operations are organized into three operating segments:
North American Gypsum, Worldwide Ceilings and Building Products Distribution.


NORTH AMERICAN GYPSUM

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico, S.A. de C.V. ("USG Mexico") in Mexico. U.S. Gypsum is the largest producer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 2001. CGC is the largest producer of gypsum wallboard in eastern Canada. USG Mexico is the largest producer of gypsum wallboard in Mexico.

Products

     North American Gypsum's products are used in a variety of building and industrial applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage-resistant assemblies for both interior and exterior construction. FIBEROCK brand gypsum fiber panels include abuse-resistant wall panels and floor underlayment. The Corporation produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand gypsum wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

Manufacturing

     North American Gypsum's products are manufactured at 47 plants located throughout the United States, Canada and Mexico.

      Gypsum rock is mined or quarried at 15 company-owned locations in North America. In 2001, these locations provided approximately 75% of the gypsum used by the Corporation's plants in North America. Certain plants purchase synthetic gypsum or natural gypsum rock from various outside sources. Outside purchases accounted for 25% of the gypsum used in the Corporation's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 28 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 273 million tons. Additional reserves of approximately 148 million tons are found on four properties not in operation. The Corporation's total average annual production of crude gypsum during the past five years was 10 million tons.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of the Corporation's wallboard production processes.

     The Corporation performs research and development at the USG Research and Technology Center in Libertyville, Ill. The staff at this center provides specialized technical services to the operating units and does product and process research and development. The center is especially well-equipped for carrying out fire, acoustical, structural and environmental testing of products and building assemblies. The center also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to an on-site pilot plant level before being transferred to a full-size plant.

Marketing and Distribution

     Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of the Corporation, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2001, about 43% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 39% of volume demand was generated by residential and nonresidential repair and remodel activity, 12% of volume demand was generated by new nonresidential construction activity and the remaining 6% of volume demand was generated by other activities such as exports and temporary construction.

Competition

     The Corporation competes in North America as the largest of 10 producers of gypsum wallboard products and in 2001 accounted for approximately one-third of total gypsum wallboard sales in the United States. In 2001, U.S. Gypsum shipped
9.9 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated at
30.2 billion square feet, the second highest level on record. Principal competitors in the United States are: National Gypsum Company, Georgia-Pacific Corporation, James Hardie Gypsum, American Gypsum, Temple-Inland Forest Products Corporation, BPB Celotex, Lafarge North America, Inc. and other smaller, regional competitors. Major competitors in Canada include BPB Westroc, Georgia-Pacific Corporation and Lafarge North America, Inc. In Mexico, the Corporation's major competitor is Panel Rey.


WORLDWIDE CEILINGS

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc. ("USG Interiors"), the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. In 2001, Worldwide Ceilings was estimated to be the largest manufacturer of ceiling grid and the second-largest manufacturer of ceiling tile in the world.

Products

     Worldwide Ceilings manufactures and markets ceiling grid, ceiling tile, relocatable wall systems and, in Europe and the Asia-Pacific region, access floor systems. Its integrated line of ceilings products provides qualities such as sound absorption, fire retardation, and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE and ACOUSTONE brands of ceiling tile and the DX, FINELINE, CENTRICITEE, CURVATURA and DONN brands of ceiling grid.

Manufacturing

     Worldwide Ceilings' products are manufactured at 18 plants located in North America, Europe and the Asia-Pacific region. These include 10 ceiling grid plants, 4 ceiling tile plants, 2 plants that produce other interior products and 2 plants that produce or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Shortages of raw materials used in this segment are not expected.

     USG Interiors' primary research and development is carried out at the USG Research and Technology Center in Libertyville, Ill., and at its Solutions Center(SM) in Chicago, Ill. An additional metal-forming research and development facility in Avon, Ohio, provides product design, engineering and testing services in addition to manufacturing development.

Marketing and Distribution

     Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply and home improvement centers.

Competition

     The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. The Corporation estimates that it is the second-largest manufacturer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH

(Odenwald), BPB Celotex and AMF Mineralplatten GmbH Betriebs KG. Armstrong World Industries, Inc., the world's largest manufacturer of acoustical ceiling tile, filed chapter 11 bankruptcy in the fourth quarter of 2000 in response to pending and potential asbestos litigation filings.


BUILDING PRODUCTS DISTRIBUTION

Business

     Building Products Distribution consists of L&W Supply, the leading distributor of wallboard and complementary building products in the United States. In 2001, L&W Supply distributed approximately 10% of all gypsum wallboard in the United States, including approximately 28% of U.S. Gypsum's wallboard production.

Marketing and Distribution

     L&W Supply was organized in 1971 by U.S. Gypsum. As of December 31, 2001, L&W operated 180 distribution locations in 37 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounts for approximately 46% of its total net sales), joint compound and other products manufactured primarily by U.S. Gypsum. It also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 87% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

Competition

     L&W Supply's largest competitor, Gypsum Management Supply, is an independent distributor with locations in the southern, central and western United States. There are several regional competitors such as CSR Rinker in the Southeast (primarily in Florida) and Strober Building Supply in the Northeast. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors.


OTHER INFORMATION

     Primary supplies of energy have been adequate, and no significant curtailment of plant operations has resulted from insufficient supplies, although pricing increased dramatically in early 2001. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased fuel.

     None of the operating segments has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for 10% or more of the Corporation's 2001, 2000 or 1999 consolidated net sales. Because orders are filled upon receipt, no operating segment has any significant backlog.

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

     U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. As a result of the Filing , all pending asbestos lawsuits against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. See Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,
Note 2. Voluntary Reorganization Under Chapter 11 and Note 17. Litigation for additional information on the bankruptcy proceedings and asbestos litigation.

     See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 16. Segments for financial information pertaining to operating segments, foreign and domestic operations and export sales.


ITEM 2. PROPERTIES

     The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and the Asia-Pacific region. In 2001, most of these facilities operated above 80% of capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):


NORTH AMERICAN GYPSUM

Gypsum Wallboard and Other Gypsum Products

Aliquippa, Pa.                    Jacksonville, Fla.            Sperry, Iowa
Baltimore, Md.                    New Orleans, La.              Stony Point, N.Y.
Bridgeport, Ala.                  Norfolk, Va.                  Sweetwater, Texas
Boston (Charlestown), Mass.       Plaster City, Calif.          Hagersville, Ontario, Canada
Detroit (River Rouge), Mich.      Rainier, Ore.                 Montreal, Quebec, Canada
East Chicago, Ind.                Santa Fe Springs, Calif.      Monterrey, Nuevo Leon, Mexico
Empire, Nev.                      Shoals, Ind.                  Puebla, Puebla, Mexico
Fort Dodge, Iowa                  Sigurd, Utah                  Saltillo, Coahuila, Mexico
Galena Park, Texas                Southard, Okla.


As part of the Corporation's restructuring plan announced in the fourth quarter of 2001, the gypsum wallboard plant in Fremont, Calif., will be closed in 2002.

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


Gypsum Rock (mines and quarries)

Alabaster (Tawas City), Mich.    Sigurd, Utah                  Little Narrows, Nova Scotia, Canada
Empire, Nev.                     Southard, Okla.               Windsor, Nova Scotia, Canada
Fort Dodge, Iowa                 Sperry, Iowa                  Manzanillo, Colima, Mexico
Plaster City, Calif.             Sweetwater, Texas             Monterrey, Nuevo Leon, Mexico
Shoals, Ind.                     Hagersville, Ontario, Canada  Saltillo, Coahuila, Mexico

Synthetic gypsum is processed at Belledune, New Brunswick, Canada.


Paper for Gypsum Wallboard

Clark, N.J.                      Jacksonville, Fla.             South Gate, Calif.
Galena Park, Texas               North Kansas City, Mo.
Gypsum, Ohio                     Oakfield, N.Y.


Other Products

     A mica-processing plant is located at Spruce Pine, N.C. Drywall metal products are manufactured at Medina, Ohio (leased). Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Puebla, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio, and Port Hawkesbury, Nova Scotia, Canada. Paper-faced metal corner bead is manufactured at Auburn, Wash., and Weirton, W.Va. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes), and New Orleans, La. (lime products).


Ocean Vessels

     Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation and headquartered in Bermuda, owns and operates a fleet of four self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.

WORLDWIDE CEILINGS

Ceiling Grid

Cartersville, Ga.            Auckland, New Zealand (leased)      Peterlee, England (leased)
Stockton, Calif.             Dreux, France                       Port Klang, Malaysia (leased)
Westlake, Ohio               Oakville, Ontario, Canada           Shenzhen, China
                                                                 Viersen, Germany

A coil coater and slitter plant used in the production of ceiling grid also is located in Westlake, Ohio, and a slitter plant is located in Stockton, Calif. (leased).


Ceiling Tile

     Ceiling tile products are manufactured at Cloquet, Minn., Greenville, Miss., Walworth, Wis., and Aubange, Belgium.


Other Products

     Access floor systems products are manufactured at Peterlee, England (leased), and Port Klang, Malaysia (leased). Wall system products are manufactured at Medina, Ohio (leased). Mineral fiber products are manufactured at Red Wing, Minn., and Walworth, Wis.

     As part of the Corporation's restructuring plan announced in the fourth quarter of 2001, the ceiling tile plant in San Juan Ixhuatepec, Mexico, the ceiling grid plant in Taipei, Taiwan, the drywall steel plant in Prestice, Czech Republic, and one of three ceiling tile manufacturing lines at the Greenville, Miss., plant will be closed in 2002.


ITEM 3. LEGAL PROCEEDINGS

     See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 17. Litigation for information on legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 2001.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See Part II, Item 8. Financial Statements and Supplementary Data - Selected Quarterly Financial Data for information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices, the number of stockholders of record and the amount of quarterly cash dividends.

     On November 22, 1996, the Corporation entered into a retention agreement with an employee, formerly the principal stockholder of a corporation certain of whose assets were purchased by the Corporation, whereby the Corporation agreed to grant shares of unregistered common stock, $0.10 par value, having an aggregate value equal to $250,000, in five separate annual installments each having a value equal to $50,000, in reliance on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The fifth and final annual grant of 3,493 common shares was made on November 22, 2000. The unregistered common stock was freed from restriction on transfer, resale or other disposition on November 22, 2001.


ITEM 6. SELECTED FINANCIAL DATA

     See Part II, Item 8. Financial Statements and Supplementary Data - Five-Year Summary for selected financial data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


VOLUNTARY REORGANIZATION UNDER CHAPTER 11

     On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

     United States Gypsum Company
     USG Interiors, Inc.
     USG Interiors International, Inc.
     L&W Supply Corporation
     Beadex Manufacturing, LLC
     B-R Pipeline Company
     La Mirada Products Co., Inc.
     Stocking Specialists, Inc.
     USG Industries, Inc.
     USG Pipeline Company

     This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

BACKGROUND OF THE FILING
         U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Chapter 11 filings during 2000 and early 2001 by other companies subject to asbestos litigation dramatically increased U.S. Gypsum's asbestos costs beyond its legitimate liability. The Corporation has been and continues to be committed to finding a legislative solution to the increase in asbestos costs. However, in 2001 it became apparent that a timely resolution to the problem through legislation was not feasible. The Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part II, Item
8. Note 17. Litigation for additional information on asbestos litigation.

     USG was the eighth major company with a large number of asbestos claims that filed a chapter 11 petition in the 18 months prior to the Petition Date. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and made cash payments of approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation. Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases pending as of December 31, 2000, and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total accrued reserve for asbestos claims to $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost per case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. Between January 1, 2001, and the Petition Date, U.S. Gypsum received more than 26,000 new claims. On a cash basis, U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to $162 million in 2000 and, absent the Filing, were expected to exceed $275 million in 2001. Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases, as discussed below.

CONSEQUENCES OF THE FILING
     The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, all pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is impossible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. The formulation and implementation of the plan of reorganization could take a significant period of time.
     Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants and a third representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative for the interests of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part II, Item 8. Note 17. Litigation.

CHAPTER 11 FINANCING
     A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. See "Available Liquidity" below for more information on the DIP Facility.

ACCOUNTING IMPACT
     The Corporation is required to follow AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of the liabilities subject to compromise and chapter 11 reorganization expenses.


CONSOLIDATED RESULTS

NET SALES
     Net sales in 2001 were $3,296 million, down 13% from 2000. This decline was primarily due to lower average selling prices for SHEETROCK brand gypsum wallboard. By midyear 2001, selling prices had dropped to their lowest level in nearly a decade. However, there was some improvement in market conditions during the second half of 2001 as demand for gypsum wallboard grew and some excess industry capacity closed, allowing U.S. Gypsum and other wallboard manufacturers to raise prices for the first time since the end of 1999.
     Net sales in 2000 totaled $3,781 million, a slight decrease from 1999's record level of $3,810 million. Increased shipments were achieved for all major product lines in 2000 as compared with 1999. However, the impact of increased demand was offset by lower selling prices for SHEETROCK brand gypsum wallboard.

COST OF PRODUCTS SOLD
     Cost of products sold in 2001 totaled $2,882 million, down 2% versus 2000, primarily due to the absence in 2001 of $77 million of asbestos-related noncash charges recorded by U.S. Gypsum in 2000.
     Cost of products sold in 2000 was $2,941 million, up 7% from 1999 reflecting the combination of increased volume and higher energy and raw material costs.
     In addition to the fourth quarter 2000 provision for asbestos claims, U.S. Gypsum recorded asbestos-related charges to cost of products sold through September 30, 2000. These charges totaled $77 million during the first nine months of 2000 and $80.5 million in 1999.

SELLING AND ADMINISTRATIVE EXPENSES
     Selling and administrative expenses totaled $279 million in 2001, $309 million in 2000 and $338 million in 1999. As a percentage of net sales, these expenses were 8.5%, 8.2% and 8.9% in 2001, 2000 and 1999, respectively.
     Expenses were down 10% in 2001 versus 2000 because of cost-reduction initiatives undertaken during the year that resulted in lower charges for compensation and benefits, marketing programs and travel. These reductions were partially offset by expenses associated with a Bankruptcy-Court-approved key employee retention program. Comparing 2000 with 1999, expenses declined 9% primarily due to lower charges for incentive compensation programs and a companywide emphasis on reducing expenses which resulted in lower expenditures for marketing programs and travel.

CHAPTER 11 REORGANIZATION EXPENSES
     In connection with the Filing, the Corporation recorded pretax chapter 11 reorganization expenses of $12 million in 2001. These expenses consisted of legal and financial advisory fees of $14 million and accelerated amortization of debt issuance costs of $2 million, partially offset by bankruptcy-related interest income of $4 million.

2001 PROVISIONS FOR IMPAIRMENT AND RESTRUCTURING
     In the fourth quarter of 2001, the Corporation recorded impairment charges totaling $30 million pretax ($25 million after-tax). Included in this total was $16 million pretax related to the Aubange, Belgium, ceiling tile plant. This impairment resulted from a decline in demand, which had been significantly affected by a worldwide slowdown in the nonresidential construction market, and from the plant's high cost structure. The remaining $14 million pretax related to the Port Hawkesbury, Nova Scotia, gypsum fiber panel plant. This impairment resulted from high delivered costs of products manufactured at Port Hawkesbury combined with the consolidation of production of FIBEROCK products at the Gypsum, Ohio, plant. Estimated future cash flows related to these facilities indicated that impairment charges were necessary to write down the assets to their third-party appraised fair values.

     Also, in the fourth quarter of 2001, the Corporation recorded a charge of $12 million pretax ($10 million after-tax) related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. The restructuring plan, which is expected to be completed in 2002, is intended to allow the Corporation to optimize its manufacturing operations at a time when a weak economy threatens to cause demand for the Corporation's products to decline. The closing of the Fremont plant will eliminate approximately 250 million square feet of old, high-cost gypsum wallboard capacity.
     Included in the $12 million pretax charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations.
     The reserve for this plan was included in accrued expenses as of December 31, 2001, on the consolidated balance sheet, and payments totaling $2 million were charged against this reserve in 2001. All payments for the 2001 restructuring plan are being funded with cash from normal operations. As of December 31, 2001, 127 employees have been terminated, and 26 open positions have been eliminated. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million.

2000 PROVISION FOR RESTRUCTURING
     In the fourth quarter of 2000, the Corporation recorded a charge of $50 million pretax ($31 million after-tax) related to a restructuring plan that included a salaried workforce reduction and the shutdown of gypsum wallboard manufacturing lines at U.S. Gypsum's plants located at Gypsum, Ohio, Oakfield, N.Y., and Fort Dodge, Iowa. Together, these closings eliminated approximately 700 million square feet of old, high-cost capacity. The plan also included the shutdown of a mill and ship-loading system at Alabaster, Mich. This restructuring was designed to streamline operations and improve business efficiency.
     Included in the $50 million pretax charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal, and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million pretax ($2 million after-tax) was included in cost of products sold for the writedown of certain inventory.
     During the third quarter of 2001, the Corporation reversed $9 million pretax ($5 million after-tax) of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility. Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million pretax ($2 million after-tax) to cost of products sold because the sale or use of certain affected inventory exceeded expectations.
     Payments totaling $21 million in 2001 and $1 million in 2000 were charged against the 2000 restructuring reserve. All payments are being funded with cash from normal operations. The remaining restructuring reserves are considered adequate to cover committed restructuring actions.
     The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Final payments for expenses related to these closures will be made in the first half of 2002. Annual savings from the 2000 restructuring initiatives are estimated at $40 million.
     The reserve for the 2000 restructuring was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of December 31, 2001, on the consolidated balance sheets.
     See Part II, Item 8. Note 3. Provisions for Impairment and Restructuring for additional information related to restructuring payments and reserve balances.

2000 PROVISION FOR ASBESTOS CLAIMS
     In the fourth quarter of 2000, based on an independent study, USG estimated its probable liability for costs associated with asbestos cases currently pending and expected to be filed through 2003 and recorded a noncash provision of $850 million pretax ($524 million after-tax). This provision, combined with the existing asbestos-related reserve of $335 million, resulted in a total reserve of $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost-per-case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. See Legal Contingencies below and Part II, Item 8. Note 17. Litigation for additional information on asbestos-related matters.

OPERATING PROFIT (LOSS)
     Operating profit totaled $90 million in 2001, compared with a loss of $369 million in 2000 and profit of $730 million in 1999. Operating profit in 2001 included pretax impairment charges of $30 million, pretax restructuring charges of $12 million and pretax chapter 11 reorganization expenses of $12 million as described above. These charges were partially offset by pretax reversals of restructuring reserves of $9 million and restructuring-related inventory reserves of $3 million. The operating loss in 2000 included pretax charges for asbestos claims and restructuring of $850 million and $50 million, respectively, and a pretax restructuring-related inventory writedown of $4 million. Excluding the net impact of these charges and reversals, pro forma operating profit was $132 million in 2001 and $535 million in 2000. These amounts, which represent declines of 75% and 27% from respective prior years, primarily reflect lower gross profit margins on SHEETROCK brand gypsum wallboard.

INTEREST EXPENSE
     Interest expense was $33 million, $52 million and $53 million in 2001, 2000 and 1999, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued and recorded since the Petition Date. Consequently, comparisons of interest expense for 2001 and 2000 are not meaningful. From the Petition Date through December 31, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $41 million.

OTHER EXPENSE, NET
     Other expense, net was $10 million, $4 million and $3 million in 2001, 2000 and 1999, respectively. For 2001, other expense, net included $7 million of net realized currency losses related to the repayment of intercompany loans by a Belgian subsidiary that is being liquidated.

INCOME TAXES (BENEFIT)
     Income taxes amounted to $36 million in 2001, while an income tax benefit of $161 million was recorded in 2000 due to the loss before taxes resulting from the provisions relating to asbestos claims and restructuring. Income tax expense was $263 million in 1999. The Corporation's effective tax rates were 70.0% in 2001 and 38.4% in 2000 and 1999. Excluding the net impact of the various charges and reversals listed above for the determination of 2001 and 2000 pro forma operating profit, the pro-forma effective tax rates were 43.5% in 2001 and 39.4% in 2000.

NET EARNINGS (LOSS)
     Net earnings of $16 million, or $0.36 per share, were recorded in 2001. These earnings included after-tax impairment charges of $25 million, or $0.56 per share; after-tax restructuring charges of $10 million, or $0.24 per share; and after-tax chapter 11 reorganization expenses of $10 million, or $0.24 per share. These charges were partially offset by after-tax reversals of restructuring reserves of $5 million, or $0.12 per share, and restructuring-related inventory reserves of $2 million, or $0.04 per share. Excluding the net impact of these charges and reversals, pro forma net earnings in 2001 were $54 million, and pro forma diluted earnings per share were $1.24. As compared with prior years, net earnings for 2001 were favorably affected by the absence of asbestos-related charges and the absence of interest expense on pre-petition debt subsequent to the Petition Date.

     A net loss of $259 million, or $5.62 per share, was recorded in 2000. This loss included after-tax charges for asbestos claims of $524 million, or $11.39 per share; and restructuring of $31 million, or $0.66 per share; and an after-tax restructuring-related inventory writedown of $2 million, or $0.06 per share. Excluding these charges, pro forma net earnings in 2000 were $298 million, and pro forma diluted earnings per share were $6.49.
     Net earnings totaled $421 million in 1999, or $8.39 per diluted share.


CORE BUSINESS RESULTS

(millions)                                                      Net Sales                        Operating Profit (Loss)
                                                 --------------------------------------    --------------------------------------
                                                    2001          2000          1999          2001          2000          1999
                                                 ----------    ----------    ----------    ----------    ----------    ----------
NORTH AMERICAN GYPSUM:
United States Gypsum Company                     $    1,781    $    2,119    $    2,255    $       32    $      336    $      597
CGC Inc. (gypsum)                                       204           206           183            24            34            27
Other subsidiaries                                      118           112           108            24            22            27
Eliminations                                           (153)         (139)         (130)           --            --            --
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Total                                                 1,950         2,298         2,416            80           392           651
                                                 ----------    ----------    ----------    ----------    ----------    ----------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                                     475           513           487            34            64            60
USG International                                       210           232           226            (6)            3            --
CGC Inc. (ceilings)                                      40            43            39             5             3             3
Eliminations                                            (65)          (83)          (63)           --            --            --
                                                 ----------    ----------    ----------    ----------    ----------    ----------
Total                                                   660           705           689            33            70            63
                                                 ----------    ----------    ----------    ----------    ----------    ----------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                                1,152         1,373         1,345            64           110            87
                                                 ----------    ----------    ----------    ----------    ----------    ----------

Corporate                                                --            --            --           (43)          (44)          (64)
Eliminations                                           (466)         (595)         (640)            1             3            (7)
Chapter 11 reorganization expenses                       --            --            --           (12)           --            --
Provisions for impairment and restructuring              --            --            --           (33)          (50)           --
Provision for asbestos claims*                           --            --            --            --          (850)           --
                                                 ----------    ----------    ----------    ----------    ----------    ----------
TOTAL USG CORPORATION                                 3,296         3,781         3,810            90          (369)          730
                                                 ==========    ==========    ==========    ==========    ==========    ==========

* Excludes asbestos-related charges totaling $77 million for the first nine months of 2000 recorded by U.S. Gypsum to cost of products sold. Comparable full-year charges in 1999 were $80.5 million.


NORTH AMERICAN GYPSUM
     Net sales in 2001 were $1,950 million, down 15% from 2000. Operating profit of $80 million declined 80% from 2000. Net sales and operating profit in 2000 decreased 5% and 40%, respectively, versus 1999.
     Despite record shipments of SHEETROCK brand gypsum wallboard, net sales for U.S. Gypsum declined in 2001 due to lower selling prices. Selling prices for SHEETROCK brand gypsum wallboard declined steadily during the first half of 2001 to a low of $67.67 per thousand square feet in June, followed by a modest recovery in the second half of the year. By December, prices averaged $94.06 per thousand square feet, up slightly from $93.59 in December 2000. For the year, the average selling price was $85.67 per thousand square feet, down 34% from $130.61 in 2000. The average price in 1999 was a record $153.40. The drop in wallboard prices in 2001 and 2000 reflects the transition from short supply, as experienced in 1999, to the excess supply conditions that currently exist. This transition was caused by the addition of new industry capacity by U.S. Gypsum and other gypsum wallboard manufacturers during the past three years. U.S. Gypsum's plants operated at 90% of capacity in 2001, compared with 92% in 2000. The Corporation estimates that the U.S. wallboard industry as a whole operated at an average rate of 82% in 2001.
     Shipments of SHEETROCK brand gypsum wallboard totaled 9.92 billion square feet in 2001, a 7% increase from the previous record of 9.29 billion square feet in 2000. Shipments in 1999 totaled 9.24 billion square feet. Shipments of SHEETROCK brand joint compounds and DUROCK brand cement board also set records in 2001 and were up 3% and 7%, respectively, from prior-year levels.
     Operating profit for U.S. Gypsum declined significantly in 2001 and 2000 due to the lower wallboard selling prices, combined with higher manufacturing costs. Manufacturing costs for SHEETROCK brand gypsum wallboard increased versus 2000 primarily due to higher energy costs during the first half of 2001. However, energy costs stabilized and began to decrease during the second half of the year. Wallboard costs in 2001 also benefited from lower prices for wastepaper, the primary raw material of wallboard paper, and from improved operating efficiencies following the closure of several old facilities and optimization of new plants. As part of the Corporation's 2001 restructuring initiative, U.S. Gypsum will close its Fremont, Calif., wallboard plant in 2002. Manufacturing costs increased in 2000 as compared with 1999 primarily due to rising energy costs and higher prices for wastepaper. While there were no asbestos-related charges in 2001, asbestos-related charges to U.S. Gypsum's cost of products sold totaled $77 million and $80.5 million in 2000 and 1999, respectively.
     Net sales and operating profit in 2001 for the gypsum business of Canada-based CGC Inc. were down 1% and 29%, respectively, versus 2000. The decline in net sales primarily reflects a 7% decrease in selling prices for CGC's SHEETROCK brand gypsum wallboard, partially offset by a 10% increase in shipments. Operating profit fell due to the lower prices and higher manufacturing costs. Comparing 2000 with 1999, net sales and operating profit increased 13% and 26%, respectively, primarily due to higher gypsum wallboard selling prices.

WORLDWIDE CEILINGS
     Net sales in 2001 were $660 million, down 6% versus 2000, while operating profit of $33 million fell 53%. These results reflect a worldwide slowdown in the nonresidential construction market. The Corporation's domestic ceilings business, USG Interiors, Inc., reported net sales of $475 million, down 7%, while operating profit of $34 million dropped 47% from 2000. Domestic shipments of ceiling grid and AURATONE brand ceiling tile declined 7% and 6%, respectively, from their record levels of 2000 due to a significant slowdown in the commercial construction market in the United States. Operating profit for USG Interiors also was adversely affected by higher manufacturing costs. USG International reported a 9% decrease in net sales and an operating loss of $6 million in 2001 versus operating profit of $3 million in 2000. These unfavorable results were largely attributable to lower demand for ceiling tile and drywall steel in Europe. Lower sales also were experienced in the Asia/Pacific region and Latin America. As explained above, in response to the decline in demand in Europe, the Corporation determined that the carrying value of the long-lived assets at the Aubange, Belgium, ceiling tile plant was impaired. Accordingly, the Corporation recorded a pretax impairment charge of $16 million and began implementing certain restructuring initiatives in Europe and elsewhere in the fourth quarter of 2001.
     Comparing 2000 with 1999, net sales in 2000 were $705 million, up 2%, while operating profit of $70 million increased 11%. USG Interiors had record net sales of $513 million in 2000, while operating profit of $64 million rose 7%. Domestic shipments of ceiling grid and AURATONE brand ceiling tile also reached record levels in 2000. USG International reported a 3% increase in net sales, primarily due to increased sales in Europe, and recorded an operating profit of $3 million in 2000 versus break-even results in 1999.

BUILDING PRODUCTS DISTRIBUTION
     L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported net sales of $1,152 million in 2001, a 16% decrease from 2000. Operating profit of $64 million declined 42%. Average selling prices for L&W Supply's gypsum wallboard in 2001 were down 27% from 2000. This decline was partially offset by a 33% decrease in unit costs, which primarily reflects manufacturers' selling prices to distributors. Shipments of L&W

Supply's gypsum wallboard in 2001 were virtually unchanged from the record level of 2000. Sales and profit for L&W Supply's complementary building products, primarily drywall metal, joint treatment and ceiling products, also declined from 2000 as a result of competitive market conditions. However, results for L&W Supply's insulation and roofing products improved versus 2000.
     Comparing 2000 with 1999, L&W Supply reported record net sales of $1,373 million in 2000, an increase of 2%. Operating profit of $110 million, also a record, represented a 26% increase. These results were driven by record shipments of gypsum wallboard and strong sales of complementary building products. Average selling prices for L&W Supply's gypsum wallboard in 2000 were down 4% versus 1999. However, this decline was more than offset by a 7% increase in shipments and a 10% decrease in unit costs.
     L&W remains focused on opportunities to grow in the most profitable market locations, as well as opportunities to reduce costs and optimize asset utilization. As part of this plan, L&W Supply opened four locations and closed or consolidated 16 locations during 2001, leaving a total of 180 locations in the United States as of December 31, 2001, down from 192 locations and 193 locations as of December 31, 2000 and 1999, respectively.


MARKET CONDITIONS AND OUTLOOK

    Industry shipments of wallboard in the United States were an estimated 30.2 billion square feet in 2001, a 3% increase from 29.3 billion square feet in 2000. This increase reflected a rebound in repair and remodel activity, partially offset by softening in new nonresidential construction.
     Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2001 were an estimated 1.602 million units, compared with actual housing starts of 1.569 million units in 2000 and 1.641 million units in 1999.
     The repair and remodel market accounts for the second-largest portion of the Corporation's sales. Because many buyers remodel an existing home within two years of purchase, opportunity from this market in 2001 has been fairly solid as sales of existing homes in 2000 and 2001 remained at historically high levels.
     Future demand for the Corporation's products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Current information indicates that floor space for which contracts were signed was down significantly in 2001 as compared with 2000.
     Excess industry capacity led to significant declines in market prices for gypsum wallboard over the past two years. Market conditions for gypsum wallboard improved somewhat during the second half of 2001 due to growth in demand and the closure of some excess capacity in the past year by the Corporation and other wallboard manufacturers, but it is unclear how long this trend will last.
     The Corporation is cautious in its outlook for 2002. The economy remains in recession, with the unemployment rate expected to rise further, eroding consumer confidence and spending. The housing market, which was strong in 2001 due to falling mortgage rates, is expected to weaken in 2002 as the recession continues and interest rates stabilize. Commercial construction has been affected by white-collar-job layoffs and reduced corporate spending, which have caused office vacancy rates to increase to double-digit levels in many markets. Commercial construction is expected to decline again in 2002. Further slowdowns in these markets would translate into lower levels of demand for the Corporation's products and cause renewed pressure on gypsum wallboard pricing and on margins for the Corporation's other businesses. During this period of uncertainty, the Corporation will remain focused on managing the fundamentals of its business such as customer satisfaction, costs and profitability and will continue its attempt to resolve the chapter 11 proceedings as quickly as possible, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
     Working capital (current assets less current liabilities) as of December 31, 2001, amounted to $876 million, and the ratio of current assets to current liabilities was 3.73-to-1. As of December 31, 2000, current liabilities exceeded current assets by $20 million, and the ratio of current assets to current liabilities was 0.98-to-1.
     Cash and cash equivalents as of December 31, 2001, amounted to $493 million, compared with $70 million as of December 31, 2000. During 2001, net cash flows from operating activities totaled $237 million. Net cash flows to investing activities (primarily capital spending) were $108 million. Net cash flows from financing activities (primarily increased borrowings) were $294 million.
     Receivables decreased to $274 million as of December 31, 2001, from $305 million as of December 31, 2000, primarily reflecting a 5% decrease in net sales for the month of December 2001 as compared with December 2000. Inventories and payables also were down from a year ago primarily due to the lower level of business. Inventories decreased to $254 million from $271 million, and accounts payable decreased to $140 million from $200 million.

DEBT
     As of December 31, 2001, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. As of December 31, 2000, total debt was $711 million. The higher level of debt as of year-end 2001 reflects a $390 million net increase in credit facility borrowings, partially offset by a $60 million repayment of debt outstanding in connection with an accounts receivable facility, a $15 million repayment of a Mexican term loan, a $10 million repurchase of 9.25% senior notes due 2001 and a $9 million repayment of other debt (primarily international short- and long-term notes). All of these transactions occurred prior to the Filing, except for the repayment of debt associated with the accounts receivable facility.

AVAILABLE LIQUIDITY
     A $350 million DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of December 31, 2001, the Corporation had the capacity to borrow up to $291 million. There were no outstanding borrowings under the facility at year end. However, $11 million of standby letters of credit were issued, leaving $280 million of unused borrowing capacity available as December 31, 2001. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. As of December 31, 2001, the Corporation had $493 million of cash and cash equivalents on a consolidated basis. Of this amount, $147 million was in the possession of non-Debtor subsidiaries.

CAPITAL EXPENDITURES
     Capital spending amounted to $109 million in 2001, compared with $380 million in 2000. As of December 31, 2001, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $63 million, compared with $58 million as of December 31, 2000.
     During the bankruptcy proceeding, the Corporation expects to have limited sources of capital and liquidity to fund potential future growth opportunities such as new products, acquisitions and joint ventures. In addition, one of the terms of the DIP Facility limits capital spending.

DIVIDENDS
     The Corporation discontinued payment of quarterly cash dividends in the second quarter of 2001. In the first quarter of 2001, the Corporation paid a cash dividend of $0.025 per share. In 2000, the Corporation paid four quarterly cash dividends of $0.15 per share.

OTHER MATTERS

MARKET RISK
     In the normal course of business, the Corporation uses financial instruments, including fixed and variable rate debt, to finance its operations. In addition, the Corporation uses derivative instruments to manage well-defined commodity price, foreign currency and interest rate exposures. The Corporation does not use derivative instruments for trading purposes.

     Commodity Price Risk: The Corporation uses swap and option agreements to manage price exposure on anticipated purchases of natural gas, wastepaper and fuel. A sensitivity analysis has been prepared to estimate the potential loss in fair value of such instruments assuming a hypothetical 10% increase in market prices. The sensitivity analysis includes the underlying exposures that are being hedged. Based on results of the sensitivity analysis, which may differ from actual results, the Corporation's potential loss in fair value is $11 million.
     The Corporation has swap agreements in place with Enron Corp. to hedge the cost of wastepaper. As a result of Enron's bankruptcy filing in December 2001, the Corporation has discontinued hedge accounting from that point forward. Consequently, future changes in the fair value of these hedges will be recognized in earnings in the period in which the change occurs.

     Foreign Currency Exchange Risk: The Corporation has operations in a number of countries and hedges the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. As of December 31, 2001, the Corporation had forward contracts in place to purchase the Canadian dollar equivalent of $6 million (U.S.) at a rate of $1.54 Canadian/$1.00 U.S.

     Interest Rate Risk: As a result of the Filing, virtually all of the Corporation's debt obligations are classified as liabilities subject to compromise. See Part II, Item 8. Note 1. Significant Accounting Policies and
Note 12. Financial Instruments and Risk Management for additional information on the Corporation's financial exposures.

EURO CURRENCY CONVERSION
     Effective January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new, single currency unit, the euro. Prior to full implementation of the new currency for the participating countries on January 1, 2002, there was a three-year transition period during which parties could have used either their local currencies or the euro. However, during the transition period, all exchanges between currencies of the participating countries were required to be first converted through the euro.
     The Corporation prepared for the conversion to the euro in two phases. The first phase addressed the Corporation's European operations during the transition period. The second phase covered full conversion of these operations to the euro. The Corporation has not experienced any significant problems to date and does not expect the introduction of the euro currency to have a material adverse impact on its business, results of operations or financial position.

LEGAL CONTINGENCIES
     As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. Creditors' committees have been appointed representing asbestos personal injury and property damage claimants with pending claims against U.S. Gypsum, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. As part of the bankruptcy proceeding, it will be determined which present and future asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Corporation is unable to predict the value that the court will assign to such claims.

     The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part II, Item 8. Note 17. Litigation for additional information on asbestos and environmental litigation.

RECENT ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board issued four new accounting standards in 2001. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which becomes effective January 1, 2002, will have no impact on the Corporation's financial statements upon adoption.
     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This standard, which becomes effective January 1, 2002, will have an impact on the Corporation's financial statements because goodwill is no longer subject to amortization. The Corporation's current annual rate of goodwill amortization is approximately $4 million. All of the Corporation's goodwill, which does not include any acquired intangible assets, will be assessed for impairment. As of the date of this report, the Corporation has not completed its test for impairment and therefore has not determined the full impact that the adoption of this standard will have on its financial statements.
     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard, which becomes effective January 1, 2003, is likely to have an impact on the Corporation's financial statements. However, as of the date of this report, the Corporation has not determined what impact the adoption of this standard may have on its financial statements.
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which becomes effective January 1, 2002, will have no impact on the Corporation's financial statements upon adoption.


FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, may differ from management's expectations. Actual business or other conditions may also differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, interest rates and consumer confidence; competitive conditions such as price and product competition; increases in raw material and energy costs; and the unpredictable effects of the global war on terrorism upon domestic and international economies and financial markets.
The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----
     CONSOLIDATED FINANCIAL STATEMENTS:
     Statements of Earnings                                              22
     Balance Sheets                                                      23
     Statements of Cash Flows                                            24
     Statements of Stockholders' Equity                                  25

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
     1.   Significant Accounting Policies                                26
     2.   Voluntary Reorganization Under Chapter 11                      28
     3.   Provisions for Impairment and Restructuring                    34
     4.   Shutdown of Plasterco                                          36
     5.   Acquisition of Sybex, Inc.                                     36
     6.   Earnings Per Share                                             36
     7.   Common Stock                                                   36
     8.   Inventories                                                    37
     9.   Property, Plant and Equipment                                  37
     10.  Leases                                                         37
     11.  Debt                                                           37
     12.  Financial Instruments and Risk Management                      38
     13.  Employee Retirement Plans                                      39
     14.  Stock-Based Compensation                                       40
     15.  Income Taxes                                                   41
     16.  Segments                                                       42
     17.  Litigation                                                     43

     Report of Management                                                49
     Report of Independent Public Accountants                            50
     Selected Quarterly Financial Data                                   51
     Five-Year Summary                                                   52
     Schedule II - Valuation and Qualifying Accounts                     53


All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS


(millions, except per-share data)                          Years Ended December 31,
                                                   --------------------------------------
                                                      2001          2000          1999
                                                   ----------    ----------    ----------

Net sales                                          $    3,296    $    3,781    $    3,810
Cost of products sold                                   2,882         2,941         2,742
Selling and administrative expenses                       279           309           338
Chapter 11 reorganization expenses                         12            --            --
Provisions for impairment and restructuring                33            50            --
Provision for asbestos claims                              --           850            --
                                                   ----------    ----------    ----------
Operating profit (loss)                                    90          (369)          730
Interest expense                                           33            52            53
Interest income                                            (5)           (5)          (10)
Other expense, net                                         10             4             3
                                                   ----------    ----------    ----------
Earnings (loss) before income taxes                        52          (420)          684
Income taxes (benefit)                                     36          (161)          263
                                                   ----------    ----------    ----------
Net earnings (loss)                                        16          (259)          421
                                                   ==========    ==========    ==========
Net Earnings (Loss) Per Common Share:
Basic                                                    0.36         (5.62)         8.48
                                                   ==========    ==========    ==========
Diluted                                                  0.36         (5.62)         8.39
                                                   ==========    ==========    ==========


The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                      As of December 31,
(millions, except share data)                                                         2001          2000
                                                                                   ----------    ----------
ASSETS
Current Assets:
Cash and cash equivalents                                                          $      493    $       70
Receivables (net of reserves of $17 and $18)                                              274           305
Inventories                                                                               254           271
Income taxes receivable                                                                    76            --
Deferred income taxes                                                                      66           194
Other current assets                                                                       34            36
                                                                                   ----------    ----------
     Total current assets                                                               1,197           876
                                                                                   ----------    ----------
Property, plant and equipment, net                                                      1,800         1,830
Deferred income taxes                                                                     243           257
Other assets                                                                              224           251
                                                                                   ----------    ----------
     Total assets                                                                       3,464         3,214
                                                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                          140           200
Accrued expenses                                                                          181           280
Taxes on income                                                                            --            19
Notes payable                                                                              --             6
Current portion of long-term debt                                                          --           141
Current portion of asbestos reserve                                                        --           250
                                                                                   ----------    ----------
     Total current liabilities                                                            321           896
                                                                                   ----------    ----------
Long-term debt                                                                              2           564
Long-term asbestos reserve                                                                 --           935
Other liabilities                                                                         339           355
Liabilities subject to compromise                                                       2,311            --
Stockholders' Equity:
Preferred stock - $1 par value; authorized 36,000,000 shares; $1.80 convertible preferred stock (initial series);
                  outstanding - none                                                       --            --
Common stock    - $0.10 par value; authorized 200,000,000 shares;
                  outstanding - 43,457,312 and 43,401,045 shares (after
                  deducting 6,527,910 and 6,584,177 shares held in treasury)                5             5
Treasury stock                                                                           (255)         (256)
Capital received in excess of par value                                                   408           411
Accumulated other comprehensive loss                                                      (31)          (45)
Retained earnings                                                                         364           349
                                                                                   ----------    ----------
     Total stockholders' equity                                                           491           464
                                                                                   ----------    ----------
     Total liabilities and stockholders' equity                                         3,464         3,214
                                                                                   ==========    ==========


The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended December 31,
                                                               --------------------------------------
(millions)                                                        2001          2000          1999
----------                                                     ----------    ----------    ----------

OPERATING ACTIVITIES
Net earnings (loss)                                            $       16    $     (259)   $      421
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
   Provisions for impairment and restructuring                         33            50            --
   Provision for asbestos claims                                       --           850            --
   Depreciation, depletion and amortization                           107            96            91
   Deferred income taxes                                              134          (365)          (42)
(Increase) Decrease in Working Capital:
   Receivables                                                         32            55            (4)
   Income taxes receivable                                            (76)           --            --
   Inventories                                                         17           (15)          (15)
   Payables                                                            82            15            24
   Accrued expenses                                                     2           (58)           58
Increase in other assets                                              (11)           (2)          (20)
Increase in other liabilities                                          16            --            20
Asbestos reserve, net of receivables                                  (90)            2           101
Liabilities subject to compromise                                     (58)           --            --
Other, net                                                             33            (5)           (3)
                                                               ----------    ----------    ----------
     Net cash from operating activities                               237           364           631
                                                               ----------    ----------    ----------

INVESTING ACTIVITIES
Capital expenditures                                                 (109)         (380)         (426)
Net proceeds from asset dispositions                                    1             3             2
Acquisition of business, net of acquired cash                          --            --           (74)
                                                               ----------    ----------    ----------
   Net cash to investing activities                                  (108)         (377)         (498)
                                                               ----------    ----------    ----------

FINANCING ACTIVITIES
Issuance of debt                                                      262           197            65
Repayment of debt                                                    (131)         (114)          (50)
Short-term borrowings (repayments), net                               164            37           (21)
Cash dividends paid                                                    (1)          (27)          (22)
Purchases of common stock                                              --          (207)          (72)
Issuances of common stock                                              --            --            12
                                                               ----------    ----------    ----------
   Net cash from (to) financing activities                            294          (114)          (88)
                                                               ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  423          (127)           45
Cash and cash equivalents at beginning of period                       70           197           152
                                                               ----------    ----------    ----------
Cash and cash equivalents at end of period                            493            70           197
                                                               ==========    ==========    ==========

Supplemental Cash Flow Disclosures:
Interest paid                                                          31            52            56
Income taxes (refunded) paid, net                                     (17)          211           281


The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Capital
                                                                             Received                 Accumulated
                                     Common    Treasury                      in Excess                   Other
                                     Shares     Shares    Common  Treasury    of Par      Retained   Comprehensive
(millions, except share data)         (000)     (000)      Stock    Stock      Value      Earnings        Loss       Total
-----------------------------       --------   --------   ------  --------   ---------   ---------   -------------   -----

BALANCE AT DECEMBER 31, 1998          49,525       (296)  $    5  $    (10)  $     317   $     236   $         (30)  $ 518
                                    --------   --------   ------  --------   ---------   ---------   -------------   -----
Comprehensive Income:
     Net earnings                         --         --       --        --          --         421              --     421
     Foreign currency translation         --         --       --        --          --          --              (3)     (3)
                                                                                                                     -----
     Total comprehensive income           --         --       --        --          --          --              --     418
Cash dividends paid                       --         --       --        --          --         (22)             --     (22)
Stock issuances                          164        661       --        29         (18)         --              --      11
Purchases of common stock                 --     (1,425)      --       (72)         --          --              --     (72)
Other                                      1        (66)      --        (3)         17          --              --      14
Net change in treasury stock            (830)        --       --        --          --          --              --      --
                                    --------   --------   ------  --------   ---------   ---------   -------------   -----
BALANCE AT DECEMBER 31, 1999          48,860     (1,126)       5       (56)        316         635             (33)    867
                                    --------   --------   ------  --------   ---------   ---------   -------------   -----
Comprehensive Loss:
     Net loss                             --         --       --        --          --        (259)             --    (259)
     Foreign currency translation         --         --       --        --          --          --             (12)    (12)
                                                                                                                     -----
     Total comprehensive loss             --         --       --        --          --          --              --    (271)
Cash dividends paid                       --         --       --        --          --         (27)             --     (27)
Stock issuances                           --        262       --         9         (11)         --              --      (2)
Purchases of common stock                 --     (5,656)      --      (207)         --          --              --    (207)
Reduction of tax reserves                 --         --       --        --         103          --              --     103
Other                                     (1)       (64)      --        (2)          3          --              --       1
Net change in treasury stock          (5,458)        --       --        --          --          --              --      --
                                    --------   --------   ------  --------   ---------   ---------   -------------   -----
BALANCE AT DECEMBER 31, 2000          43,401     (6,584)       5      (256)        411         349             (45)    464
                                    ========   ========   ======  ========   =========   =========   =============   =====
Comprehensive Income:
     Net earnings                         --         --       --        --          --          16              --      16
     Foreign currency translation         --         --       --        --          --          --              (2)     (2)
     After-tax gain on derivatives        --         --       --        --          --          --              16      16
                                                                                                                     -----
     Total comprehensive income           --         --       --        --          --          --              --      30
Cash dividends paid                       --         --       --        --          --          (1)             --      (1)
Stock issuances                           --        156       --         4          (3)         --              --       1
Other                                     --       (100)      --        (3)         --          --              --      (3)
Net change in treasury stock              56         --       --        --          --          --              --      --
                                    --------   --------   ------  --------   ---------   ---------   -------------   -----
BALANCE AT DECEMBER 31, 2001          43,457     (6,528)       5      (255)        408         364             (31)    491
                                    ========   ========   ======  ========   =========   =========   =============   =====


The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Through its subsidiaries, USG Corporation (the "Corporation") is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction, as well as products used in certain industrial processes. The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures and markets SHEETROCK brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures and markets ceiling tile, ceiling grid and other interior systems products worldwide; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. The Corporation's products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors and contractors.

CONSOLIDATION
The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

RECLASSIFICATIONS
Certain amounts in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the 2001 presentation.

REVENUE RECOGNITION
Revenue is recognized upon the shipment of products to customers. The Corporation's products are shipped FOB shipping point.

SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of products sold.

ADVERTISING
Advertising expenses consist of media advertising and related production costs. Advertising expenses are charged to earnings as incurred and amounted to $14 million, $20 million and $22 million in the years ended December 31, 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT
Research and development expenditures are charged to earnings as incurred and amounted to $15 million in the year ended December 31, 2001, and $21 million in each of the years ended December 31, 2000 and 1999.

EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. Potential common shares such as those issuable upon exercise of outstanding stock options are not included in the computation of a diluted per-share amount for a period in which a loss has occurred because they have an anti-dilutive effect.

COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) include net earnings (loss) and accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) includes foreign currency translation. For 2001, the Corporation's accumulated other comprehensive loss also includes the after-tax gain on derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which the Corporation adopted on January 1, 2001. The tax impact on the gain on derivatives was $10 million in 2001. There was no tax impact on the foreign currency translation adjustments.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

FOREIGN CURRENCY TRANSLATION
Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income
(loss) within stockholders' equity. Income and expense items are translated at the average exchange rates during the respective periods.

INVENTORY VALUATION
All of the Corporation's inventories are stated at the lower of cost or market. Most of the Corporation's domestic inventories are valued under the last-in, first-out ("LIFO") method. The remaining inventories are valued under the first-in, first-out ("FIFO") or average production cost methods. Inventories include material, labor and applicable factory overhead costs.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, except for those assets that were revalued under fresh start accounting in May 1993. Provisions for depreciation of property, plant and equipment are determined principally on a straight-line basis over the expected average useful lives of composite asset groups. Estimated useful lives are determined to be 50 years for buildings and improvements and a range of 10 years to 25 years for machinery and equipment. Depletion is computed on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable.

LONG-LIVED ASSETS
Long-lived assets primarily include property, plant and equipment and goodwill (the excess of cost over the fair value of net assets acquired). The Corporation periodically reviews its long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If impairment is determined, the asset is written down to estimated net realizable value. Goodwill was amortized on a straight-line basis over a period of 15 years to 40 years. Goodwill, net of accumulated amortization, amounted to $112 million and $120 million as of December 31, 2001 and 2000, respectively. Accumulated amortization of goodwill as of those dates totaled $14 million and $9 million, respectively. Goodwill is included in other assets on the consolidated balance sheets. Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill. See Recent Accounting Pronouncements below.

FINANCIAL INSTRUMENTS
The Corporation uses derivative instruments to manage well-defined commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under SFAS No. 133, as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) and is reclassified to earnings when the underlying transaction has an impact on earnings.

Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. These contracts, all of which mature by December 31, 2003, are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings.

Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. All foreign currency forward contracts expire within 12 months.

Interest Rate Derivative Instruments: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of December 31, 2001, the Corporation had no outstanding interest rate swap agreements.

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued four new accounting standards in 2001.

     SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which becomes effective January 1, 2002, will have no impact on the Corporation's financial statements upon adoption.
     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This standard, which becomes effective January 1, 2002, will have an impact on the Corporation's financial statements because goodwill is no longer subject to amortization. The Corporation's current annual rate of goodwill amortization is approximately $4 million. All of the Corporation's goodwill, which does not include any acquired intangible assets, will be assessed for impairment. As of the date of this report, the Corporation has not completed its test for impairment and therefore has not determined the full impact that the adoption of this standard will have on its financial statements.
     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard, which becomes effective January 1, 2003, is likely to have an impact on the Corporation's financial statements. However, as of the date of this report, the Corporation has not determined what impact the adoption of this standard may have on its financial statements.
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which becomes effective January 1, 2002, will have no impact on the Corporation's financial statements upon adoption.

2.  VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

         United States Gypsum Company
         USG Interiors, Inc.
         USG Interiors International, Inc.
         L&W Supply Corporation
         Beadex Manufacturing, LLC
         B-R Pipeline Company
         La Mirada Products Co., Inc.
         Stocking Specialists, Inc.
         USG Industries, Inc.
         USG Pipeline Company

     This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

CONSEQUENCES OF THE FILING
The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, all pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is impossible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. The formulation and implementation of the plan of reorganization could take a significant period of time.

     Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants and a third representing general unsecured creditors, have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative for the interests of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.
   Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Bankruptcy Court granted the Debtors' request to extend the period of exclusivity until May 1, 2002. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
   The Corporation is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims against the reorganized company and channeling those claims to an independent trust for payment in whole or in part. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. However, there is no assurance that such creation of a trust for the Debtors under Section 524(g), or the issuance of such a permanent injunction, will be approved by the Bankruptcy Court.
     The Corporation is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans.
   The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of nonaccepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders may be substantially diluted or canceled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. Recent developments in the Corporation's bankruptcy proceeding are discussed in Note 17. Litigation.
   In connection with the Filing, the Corporation implemented a Bankruptcy-Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments beginning in January 2002. Costs associated with the plan are being accrued pro rata over the term of the plan.

CHAPTER 11 FINANCING
A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of December 31, 2001, borrowing availability under the DIP Facility was $280 million.

FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is doubt about continuing the going-concern basis of presentation. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.
   As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing. As described below, the accompanying consolidated financial statements present the Debtors' pre-petition debt under the caption "Liabilities Subject to Compromise." This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt. The Corporation accelerated the amortization of its debt-related costs attributable to the Debtors and recorded a pretax expense of $2 million during the second quarter of 2001, which was included under the caption "Chapter 11 Reorganization Expenses."
     As reflected in the consolidated financial statements, liabilities subject to compromise refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Corporation's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations (ii) actions of the Bankruptcy Court (iii) further developments with respect to disputed claims (iv) rejection of executory contracts and unexpired leases (v) the determination as to the value of any collateral securing claims (vi) proofs of claim or (vii) other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.
     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proof-of-claim process in the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.
     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, real estate taxes, certain customer programs and warranty claims, and certain other pre-petition claims.
     From the Petition Date through December 31, 2001, contractual interest expense not accrued or recorded on pre-petition debt totaled $41 million.
     The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the nondebtor subsidiaries. The appropriateness of using the going-concern basis for the Corporation's financial statements is dependent upon, among other things,
(i) the Corporation's ability to comply with the terms of the DIP Facility and the cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases (ii) the ability of the Corporation to maintain adequate cash on hand (iii) the ability of the Corporation to generate cash from operations
(iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (v) the Corporation's ability to achieve profitability following such confirmation.

     Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consist of the following items as of December 31, 2001 (dollars in millions):

Accounts payable                             $   162
Accrued expenses                                  86
Debt                                           1,005
Asbestos reserve                               1,061
Other long-term liabilities                       38
                                             -------
Subtotal                                       2,352
Elimination of intercompany accounts payable     (41)
                                             -------
Total liabilities subject to compromise        2,311
                                             =======

     Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings for the year ended December 31, 2001, consist of the following (dollars in millions):

Legal and financial advisory fees                $14
Accelerated amortization of debt issuance costs    2
Interest income                                   (4)
                                             -------
Total chapter 11 reorganization expenses          12
                                             =======


DIP FINANCIAL STATEMENTS (unaudited)
Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The condensed financial statements of the Debtors are presented as follows:


DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS (UNAUDITED)


(millions)                                     Year Ended December 31, 2001
----------                                     ----------------------------

Net sales                                                        $    2,947
Cost of products sold                                                 2,628
Selling and administrative expenses                                     232
Chapter 11 reorganization expenses                                       12
Provisions for impairment and restructuring                              (5)
Interest expense                                                         29
Interest income                                                          (2)
Other expense, net                                                       10
                                                                 ----------
Earnings before income taxes                                             43
Income taxes                                                             25
                                                                 ----------
Net earnings                                                             18
                                                                 ==========

DEBTOR-IN-POSSESSION BALANCE SHEET (UNAUDITED)


(millions)                                         As of December 31, 2001
----------                                         -----------------------

ASSETS
Current Assets:
Cash and cash equivalents                                      $      346
Receivables (net of reserves - $13)                                   234
Inventories                                                           215
Income taxes receivable                                                77
Deferred income taxes                                                  66
Other current assets                                                   33
                                                               ----------
     Total current assets                                             971
                                                               ----------
Property, plant and equipment (net of
 reserves for depreciation and depletion - $481)                    1,581
Deferred income taxes                                                 258
Other assets                                                          494
                                                               ----------
     Total assets                                                   3,304
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                      112
Accrued expenses                                                      153
                                                               ----------
     Total current liabilities                                        265
                                                               ----------
Other liabilities                                                     333
Liabilities subject to compromise                                   2,311
Stockholders' Equity:
Preferred stock                                                        --
Common stock                                                            5
Treasury stock                                                       (255)
Capital received in excess of par value                                95
Accumulated other comprehensive income                                 12
Retained earnings                                                     538
                                                               ----------
     Total stockholders' equity                                       395
                                                               ----------
     Total liabilities and stockholders' equity                     3,304
                                                               ==========

DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS (UNAUDITED)


(millions)                                          Year Ended December 31, 2001
----------                                          ----------------------------

OPERATING ACTIVITIES
Net earnings                                                       $       18
Adjustments to Reconcile Net Earnings to Net Cash:
   Provisions for impairment and restructuring                             (5)
   Corporate service charge                                                 4
   Depreciation, depletion and amortization                                90
   Deferred income taxes                                                  140
   Gain on asset dispositions                                              (1)
(Increase) Decrease in Working Capital:
   Receivables                                                            (69)
   Income taxes receivable                                                (77)
   Inventories                                                              6
   Payables                                                                71
   Accrued expense                                                          6
Pre-petition intercompany receivable                                        7
Post-petition intercompany receivable                                     (84)
Increase in other assets                                                  (61)
Increase in other liabilities                                              16
Asbestos reserve, net of receivables                                      (90)
Liabilities subject to compromise                                         (58)
Other, net                                                                 56
                                                                   ----------
     Net cash to operating activities                                     (31)
                                                                   ----------

INVESTING ACTIVITIES
Capital expenditures                                                      (66)
Net proceeds from asset dispositions                                        1
                                                                   ----------
   Net cash to investing activities                                       (65)
                                                                   ----------

FINANCING ACTIVITIES
Issuance of debt                                                          262
Repayment of debt                                                         (56)
Short-term borrowings, net                                                200
Cash dividends paid                                                        (1)
                                                                   ----------
   Net cash from financing activities                                     405
                                                                   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 309
Cash and cash equivalents at beginning of period                           37
                                                                   ----------
Cash and cash equivalents at end of period                                346
                                                                   ==========

Supplemental Cash Flow Disclosures:
Interest paid                                                              26
Income taxes refunded, net                                                (32)

INTERCOMPANY TRANSACTIONS
In the normal course of business, the operating subsidiaries and the Parent Company engage in intercompany transactions. To document the relations created by these transactions, the Parent Company and the operating subsidiaries, from the formation of USG Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions").
     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are tracked on a regular basis, with interest earned or paid on the balances. During the first six months of 2001, the Corporation took steps to secure the obligations from each of the principal domestic operating subsidiaries under the intercompany loan agreements when it became clear that the asbestos liability claims of United States Gypsum Company ("U.S. Gypsum") were becoming an increasingly greater burden on the Corporation's cash resources. As of December 31, 2001, U.S. Gypsum's net pre-petition payable balance to the Parent Company for Intercompany Corporate Transactions was $332 million. USG Interiors, Inc.'s net pre-petition payable balance to the Parent Company was $111 million. L&W Supply Corporation had a net pre-petition receivable balance from the Parent Company of $42 million.
     In addition to the above transactions, the operating subsidiaries engage in ordinary course purchase and sale of products with other operating subsidiaries (the "Intercompany Trade Transactions"). Detailed accounting records also are maintained of all such transactions, and settlements are made on a monthly basis.
     Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.

3. PROVISIONS FOR IMPAIRMENT AND RESTRUCTURING

2001 IMPAIRMENTS
In the fourth quarter of 2001, the Corporation recorded a pretax impairment charge of $16 million related to the Aubange, Belgium, ceiling tile plant. This impairment resulted from a decline in demand, which had been significantly affected by a worldwide slowdown in the nonresidential construction market, and from the plant's high cost structure. In addition, the Corporation recorded a pretax impairment charge of $14 million related to the Port Hawkesbury, Nova Scotia, gypsum fiber panel plant. This impairment resulted from high delivered costs of products manufactured at Port Hawkesbury combined with the consolidation of production of FIBEROCK products at the Gypsum, Ohio, plant. Estimated future cash flows related to these facilities indicated that impairment charges were necessary to write down the assets to their third-party appraised fair values.

2001 RESTRUCTURING PLAN
Also, in the fourth quarter of 2001, the Corporation recorded a pretax charge of $12 million related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. The restructuring plan, which is expected to be completed in 2002, is intended to allow the Corporation to optimize its manufacturing operations at a time when a weak economy threatens to cause demand for the Corporation's products to decline.
     Included in the $12 million charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations.
     The reserve for this plan was included in accrued expenses as of December 31, 2001, on the consolidated balance sheet, and payments totaling $2 million were charged against this reserve in 2001. All payments for the 2001 restructuring plan are being funded with cash from normal operations. As of December 31, 2001, 127 employees have been terminated, and 26 open positions have been eliminated.

2000 RESTRUCTURING PLAN
In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. This restructuring was designed to streamline operations and improve business efficiency.
     Included in the $50 million charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal, and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million was included in cost of products sold for the writedown of certain inventory.
     During the third quarter of 2001, the Corporation reversed $9 million pretax of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility. Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million to cost of products sold because the sale or use of certain affected inventory exceeded expectations.
     Payments totaling $21 million in 2001 and $1 million in 2000 were charged against the 2000 restructuring reserve. All payments are being funded with cash from normal operations. The remaining restructuring reserves are considered adequate to cover committed restructuring actions.
     The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Final payments for expenses related to these closures will be made in the first half of 2002.
     The reserve for the 2000 restructuring was included in accrued expenses as of December 31, 2000, and in liabilities subject to compromise as of December 31, 2001, on the consolidated balance sheets.


RESTRUCTURING RESERVES
The following table details the reserves and activity for the 2001 and 2000 restructuring plans (dollars in millions):


                                                                         Writedown of                    Reversal      Reserve
                                                    Provisions for      Assets to Net        Cash          of          Balance
                                                     Restructuring    Realizable Value     Payments      Reserve       12/31/01
                                                   ----------------   ----------------    ----------    ----------    ----------
2001 Restructuring:
Severance (primarily hourly)                       $              8   $             --    $       (2)          $--    $        6
Property, plant and equipment write-off                           2                 (2)           --            --            --
Line shutdown/removal and contract cancellations                  2                 --            --            --             2
                                                   ----------------   ----------------    ----------    ----------    ----------
Subtotal                                                         12                 (2)           (2)           --             8
                                                   ----------------   ----------------    ----------    ----------    ----------
2000 Restructuring:
Severance (salaried)                                             16                 --           (16)           --            --
Property, plant and equipment write-off                          15                (15)           --            --            --
Razing buildings and equipment                                   12                 --            (3)           (6)            3
Line shutdown/removal                                             5                 --            (2)           (2)            1
Contract cancellations and severance (hourly)                     2                 --            (1)           (1)           --
                                                   ----------------   ----------------    ----------    ----------    ----------
Subtotal                                                         50                (15)          (22)           (9)            4
                                                   ----------------   ----------------    ----------    ----------    ----------
Total                                                            62                (17)          (24)           (9)           12
                                                   ================   ================    ==========    ==========    ==========

4. SHUTDOWN OF PLASTERCO

In the third quarter of 1999, U.S. Gypsum announced the planned shutdown of its Plasterco, Va., plant. In conjunction with the announcement, U.S. Gypsum recorded a $22 million charge to cost of products sold for expenses related to the closing of the plant and adjacent gypsum mine. The Plasterco facility was closed on December 23, 1999, following the start-up of U.S. Gypsum's new plant in Bridgeport, Ala., earlier in the year.

5. ACQUISITION OF SYBEX, INC.

In the fourth quarter of 1999, the Corporation acquired Sybex, Inc., the holding company of Beadex Manufacturing Company, Inc. and The Synkoloid Company of Canada. Sybex operated joint compound and paper-faced metal corner bead plants in the United States and Canada.

6. EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                          Net                      Average
(millions, except                      Earnings       Shares      Per-Share
 share data)                            (Loss)         (000)        Amount
 -----------                          ----------    ----------   ----------
2001:
Basic earnings                        $       16        43,430   $     0.36
Dilutive effect of stock options                             5
                                      ----------    ----------   ----------
Diluted earnings                              16        43,435         0.36
                                      ==========    ==========   ==========
2000:
Basic loss                                  (259)       45,972        (5.62)
                                      ----------    ----------   ----------
Diluted loss                                (259)       45,972        (5.62)
                                      ==========    ==========   ==========
1999:
Basic earnings                               421        49,697         8.48
Dilutive effect of stock options                           519
                                      ----------    ----------   ----------
Diluted earnings                             421        50,216         8.39
                                      ==========    ==========   ==========

     For 2000, the diluted loss per share was based on the weighted average number of common shares outstanding during the year. Common stock equivalents were not included in the diluted loss per share calculation because they had an anti-dilutive effect. Including the common stock equivalents, the weighted average number of shares outstanding in 2000 would have been 46,067,121.

7. COMMON STOCK

DIVIDENDS
The Corporation discontinued payment of quarterly cash dividends in the second quarter of 2001. In the first quarter of 2001, the Corporation paid a cash dividend of $0.025 per share. In 2000, the Corporation paid four quarterly cash dividends of $0.15 per share.

SHARE REPURCHASES
The Corporation concluded a share repurchase program in the third quarter of 2000. Under the program, which began in 1998, the Corporation purchased a total of 7.3 million shares. Share repurchases by year amounted to 5.7 million shares in 2000, 1.4 million shares in 1999 and 0.2 million shares in 1998.

STOCKHOLDER RIGHTS PLAN
The Corporation's stockholder rights plan, which will expire on March 27, 2008, has four basic provisions. First, if an acquirer buys 15% or more of the Corporation's outstanding common stock, the plan allows other stockholders to buy, with each right, additional shares of the Corporation at a 50% discount. Second, if the Corporation is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. Third, if an acquirer buys between 15% and 50% of the Corporation's outstanding common stock, the Corporation can exchange part or all of the rights of the other holders for shares of the Corporation's stock on a one-for-one basis or shares of a new junior preferred stock on a one-for-one-hundredth basis. Fourth, before an acquirer buys 15% or more of the Corporation's outstanding common stock, the rights are redeemable for $0.01 per right at the option of the Corporation's board of directors (the "Board"). This provision permits the Board to enter into an acquisition transaction that is determined to be in the best interests of stockholders. The Board is authorized to reduce the 15% threshold to not less than 10%.
     In November 2001, the independent members of the Board reviewed the Corporation's stockholder rights plan in accordance with its policy, adopted in 2000, to review the rights plan every three years. The independent members of the Board considered a variety of relevant factors, including the effect of the Filing, and concluded that the rights plan continued to be in the best interests of the Corporation and should be retained in its present form.

8.  INVENTORIES

As of December 31, 2001 and 2000, the LIFO values of domestic inventories were $198 million and $197 million, respectively, and would have been $5 million higher for 2001 and $2 million higher for 2000 if they were valued under the FIFO and average production cost methods. All nondomestic inventory is valued under the FIFO and average production cost methods. All nondomestic inventory is valued under FIFO or average production cost methods. The LIFO value of U.S. domestic inventories exceeded that computed for U.S. federal income tax purposes by $30 million as of December 31, 2001 and 2000. Inventory classifications as of December 31 were as follows:

(millions)                               2001     2000
----------                              ------   ------

Finished goods and work in progress     $  164   $  175
Raw materials                               75       80
Supplies                                    15       16
                                        ------   ------
Total                                      254      271
                                        ======   ======

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment classifications as of December 31 were as follows:

(millions)                                      2001          2000
                                             ----------    ----------
Land and mineral deposits                    $       90    $       89
Buildings and improvements                          600           575
Machinery and equipment                           1,702         1,636
                                             ----------    ----------
                                                  2,392         2,300
Reserves for depreciation and depletion            (592)         (470)
                                             ----------    ----------
Total                                             1,800         1,830
                                             ==========    ==========

10. LEASES

The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $74 million, $70 million and $62 million in the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2001, were $56 million in 2002, $42 million in 2003, $34 million in 2004,
$26 million in 2005 and $18 million in 2006. The aggregate obligation subsequent to 2006 was $28 million.

11.  DEBT

As of December 31, 2001, virtually all of the Corporation's pre-petition debt is in default due to the Filing. Pre-petition debt, which is included in liabilities subject to compromise as of December 31, consisted of the following:

(millions)                         2001
----------                       --------
Revolving credit facilities      $    469
9.25% senior notes due 2001           131
8.5% senior notes due 2005            150
Industrial revenue bonds              255
                                 --------
Total                               1,005
                                 ========

     Long-term debt, the current portion of long-term debt and notes payable as reported on the consolidated balance sheets as of December 31 consisted of the following:

(millions)                      2001       2000
----------                    --------   --------
DIP Facility                  $     --   $     --
Revolving credit facilities         --         79
9.25% senior notes due 2001         --        141
Receivables facility                --         60
8.5% senior notes due 2005          --        150
Industrial revenue bonds            --        255
Other                                2         26
                              --------   --------
Total                                2        711
                              ========   ========

DIP FACILITY

In connection with the Filing, a $350 million DIP Facility was provided by JP Morgan Chase to supplement liquidity and fund operations during the reorganization process. Any borrowings under the facility represent a super priority claim in the bankruptcy proceeding. The facility matures on June 25, 2004. Borrowing availability is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of December 31, 2001, the Corporation had the capacity to borrow up to $291 million. There were no outstanding borrowings under the facility at year end. However, $11 million of standby letters of credit were issued, leaving $280 million of unused borrowing capacity available as of December 31, 2001.

     The interest rate for the facility is based on LIBOR plus 200 to 250 basis points depending on the level of borrowings. The terms of the facility include, among other requirements, limits on asset sales and capital expenditures and minimum EBITDA levels. As of

December 31, 2001, the Corporation was in compliance with the terms and conditions of the agreement.

OTHER INFORMATION

Prior to the Filing, the Corporation utilized revolving credit facilities with borrowing capacity of up to $600 million.

     The Corporation has $131 million of 9.25% senior notes that were due September 30, 2001. However, as a result of the Filing, these notes became subject to compromise and therefore were not repaid.

     The Corporation had an accounts receivable facility under which certain trade receivables were transferred to Chase Manhattan Bank as trustee to be held for the benefit of certificate holders in such trust. However, as a result of the Filing, on July 12, 2001, all outstanding obligations under the accounts receivable facility were repaid and the facility was terminated. As of December 31, 2000, the outstanding balance of receivables held under the trust was $156 million, and debt outstanding under the facility was $60 million.

     The fair market value of total debt outstanding (including debt classified under liabilities subject to compromise) was $729 million and $537 million as of December 31, 2001 and 2000, respectively. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because virtually all of the Corporation's debt is subject to compromise, the fair market value of total debt as of December 31, 2001, is not necessarily indicative of the ultimate settlement value that will be determined by the Bankruptcy Court.

     As of December 31, 2001, debt not subject to compromise of $2 million is scheduled to mature in varying amounts through 2005.

12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As of January 1, 2001, and December 31, 2001, the net after-tax derivative gain in accumulated other comprehensive loss was $64 million and $16 million, respectively. During 2001, $15 million of accumulated after-tax gains ($24 million pretax) were reclassified from accumulated other comprehensive loss to earnings. As of December 31, 2001, the estimated after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $5 million. The amounts reported below as fair values represent the market value as obtained from broker quotations. Any negative fair values are estimates of the amounts USG would need to pay to cancel the contracts or transfer them to other parties.

COMMODITY RISK MANAGEMENT

The Corporation uses swap contracts to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. During the second quarter of 2001, the Corporation received after-tax proceeds of $21 million ($35 million pretax) from the termination of certain natural gas swap contracts that were scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive income
(loss) and is reclassified into earnings in the same periods during which the hedged forecasted transactions are scheduled to occur.

     The Corporation has swap agreements in place with Enron Corp. to hedge the cost of wastepaper. As a result of Enron's bankruptcy filing in December 2001, the Corporation has discontinued hedge accounting with respect to wastepaper swaps from that point forward. Consequently, future changes in the fair value of these hedges will be recognized in earnings in the period in which the change occurs.

     As of December 31, 2001 and 2000, the Corporation had swap agreements to exchange monthly payments on notional amounts of commodities amounting to $48 million and $205 million, respectively. These agreements mature within two years. The fair values of these swap agreements as of December 31, 2001 and 2000, were $(4) million and $105 million, respectively.

FOREIGN EXCHANGE RISK MANAGEMENT

As of December 31, 2001 and 2000, the Corporation had foreign currency contracts in place, primarily Canadian dollars, to hedge its exposure to exchange rate fluctuations on transactions denominated in foreign currencies. These foreign exchange contracts mature on the anticipated date of the underlying transaction, and all contracts mature by March 31, 2002. The notional amounts of foreign currency contracts as of December 31, 2001 and 2000, were $6 million and $52 million, respectively. The fair value of these contracts as of December 31, 2001 and 2000, was zero.

INTEREST RATE RISK MANAGEMENT

The Corporation uses interest rate swap agreements from time to time to manage the impact of interest rate changes on the underlying floating-rate debt. The

Corporation had no swap agreements in place as of December 31, 2001. As of December 31, 2000, the Corporation had swap agreements in place to convert $27 million of notional principal from floating-rate to fixed-rate instruments. The fair value of these contracts as of December 31, 2000, was zero.

COUNTERPARTY RISK

The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. Except for Enron Corp., as explained above, all other counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of all counterparties.

13. EMPLOYEE RETIREMENT PLANS

The Corporation and most of its subsidiaries have defined benefit pension plans for all eligible employees. Benefits of the plans are generally based on employees' years of service and compensation during the final years of employment. The Corporation also maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most retiree health care benefits is shared with retirees. The components of net pension and postretirement benefit costs are summarized in the following tables:


                                            Pension Benefits
                                    --------------------------------
(millions)                            2001        2000        1999
----------                          --------    --------    --------
Service cost of benefits
   earned                           $     19    $     16    $     19

Interest cost on projected
   benefit obligation                     48          47          43

Expected return on plan assets           (56)        (54)        (49)
Net amortization                           4           3           2
                                    --------    --------    --------
Net pension cost                          15          12          15
                                    ========    ========    ========


                                         Postretirement Benefits
                                    --------------------------------
(millions)                            2001        2000        1999
----------                          --------    --------    --------
Service cost of benefits
   earned                           $      6    $      6    $      7
Interest cost on projected
   benefit obligation                     16          16          15
Net amortization                          (1)         (2)         --
                                    --------    --------    --------
Net postretirement cost                   21          20          22
                                    ========    ========    ========

     The following tables summarize pension and postretirement benefit obligations, plan assets and funded status as of December 31:

                                       Pension              Postretirement
                                --------------------    --------------------
(millions)                        2001        2000        2001        2000
----------                      --------    --------    --------    --------
Change in Benefit Obligation:
Benefit obligation
   as of January 1              $    670    $    632    $    222    $    195
Service cost                          19          16           6           6
Interest cost                         48          47          16          16
Employee contributions                11          12           3           2
Benefits paid                        (80)        (55)        (12)        (12)
Plan amendment                        10           3          --          (1)
Actuarial loss                        27          17           1          16
Foreign currency rate change          (3)         (2)         --          --
                                --------    --------    --------    --------
Benefit obligation
   as of December 31                 702         670         236         222
                                ========    ========    ========    ========

                                           Pension                Postretirement
                                    ---------------------     ---------------------
(millions)                            2001         2000         2001         2000
----------                          --------     --------     --------     --------
Change in Plan Assets:
Fair value as of January 1          $    652     $    667     $     --     $     --
Actual return on plan assets             (17)          14           --           --
Employer contributions                    13           17           --           --
Employee contributions                    11           12           --           --
Benefits paid                            (80)         (55)          --           --
Foreign currency rate change              (4)          (3)          --           --
                                    --------     --------     --------     --------
Fair value as of December 31             575          652           --           --
                                    ========     ========     ========     ========

Funded Status:
As of December 31                       (127)         (18)        (236)        (222)
Unrecognized prior service cost           18            6           (6)          (6)
Unrecognized net (gain) loss              86           (7)         (30)         (32)
                                    --------     --------     --------     --------
Net balance sheet liability              (23)         (19)        (272)        (260)
                                    ========     ========     ========     ========

Assumptions as of December 31:
Discount rate                           7.25%        7.50%        7.25%        7.50%
Pension plans expected return              9%           9%          --           --
Compensation increase rate                 5%           5%           5%           5%
                                    --------     --------     --------     --------

     The assumed health-care-cost trend rate used to measure the accumulated postretirement benefit obligation will be 7.0% in 2002, with a rate gradually declining to 4.75% in 2007 and remaining at that level thereafter. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                              One Percentage   One Percentage
(millions)                    Point Increase   Point Decrease
----------                    --------------   --------------
Effect on total service and
   interest cost components         $   4          $  (3)
Effect on postretirement
   benefit obligation                  33            (27)
                                    -----          -----

14. STOCK-BASED COMPENSATION

The Corporation has issued stock options from three successive plans under its long-term equity program. Under each of the plans, options were granted at an exercise price equal to the market value on the date of grant. All options granted under the plans have 10-year terms and vesting schedules of two or three years. The options expire on the 10th anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

     The Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and discloses such compensation under the provisions of SFAS 123, "Accounting for Stock-Based Compensation."

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

                                  2001       2000       1999
                                --------   --------   --------
Expected life (years)                7.4        7.4        7.4
Risk-free interest rate              6.8%       6.2%       6.5%
Expected volatility                 46.2%      31.3%      31.4%
Dividend yield                      0.12%      1.29%      0.88%
                                --------   --------   --------

     The weighted average fair values of options granted on January 2, 2001, and May 1, 2001, were $12.31 and $6.73, respectively. The weighted average fair values of options granted on January 3, 2000, and January 2, 1999, were $18.84 and $22.05, respectively.

     If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the method prescribed by SFAS No. 123, net earnings (loss) and net earnings (loss) per common share would have changed to the following pro forma amounts:

(millions, except per-share data)         2001         2000         1999
---------------------------------      ----------   ----------   ----------

Net Earnings(Loss): As reported        $       16   $     (259)  $      421
                    Pro forma                  13         (262)         416
Basic EPS:          As reported              0.36        (5.62)        8.48
                    Pro forma                0.31        (5.70)        8.38
Diluted EPS:        As reported              0.36        (5.62)        8.39
                    Pro forma                0.31        (5.70)        8.29
                                       ----------   ----------   ----------

     Stock option activity was as follows:

(options in thousands)                     2001       2000        1999
----------------------                   --------   --------    --------
Options:
Outstanding, January 1                      2,051      1,790       2,034
Granted                                       800        330         316
Exercised                                     (72)       (22)       (553)
Canceled                                      (41)       (47)         (7)
                                         --------   --------    --------
Outstanding, December 31                    2,738      2,051       1,790
Exercisable, December 31                    1,640      1,437       1,087
Available for grant, December 31            1,737      2,488         566
                                         --------   --------    --------

Weighted Average Exercise Price:
Outstanding, January 1                   $  38.12   $  36.49    $  30.43
Granted                                     22.44      46.14       50.87
Exercised                                   10.31      10.31       22.29
Canceled                                    36.94      44.79       48.99
Outstanding, December 31                    34.29      38.12       36.49
Exercisable, December 31                    37.89      33.70       28.05
                                         --------   --------    --------

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                       Options Outstanding                  Options Exercisable
              --------------------------------------      ----------------------
                            Weighted
                             Average      Weighted                    Weighted
Range of                    Remaining      Average                     Average
Exercise       Options     Contractual    Exercise       Options      Exercise
 Prices         (000)      Life (yrs.)      Price         (000)         Price
--------      --------     -----------    --------      --------      --------
$ 5 - 15            67           1.9      $     10            63      $     10
 15 - 25           916           8.2            22           121            22
 25 - 35           776           3.8            32           776            32
 35 - 55           979           6.9            48           680            50
              --------      --------      --------      --------      --------
   Total         2,738           6.3            34         1,640            38
              ========      ========      ========      ========      ========

     As of December 31, 2001, common shares totaling 2,737,600 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,737,311 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

15. INCOME TAXES

Earnings (loss) before income taxes consisted of the following:

(millions)       2001       2000        1999
               --------   --------    --------
U.S.           $     52   $   (471)   $    633
Foreign              --         51          51
               --------   --------    --------
Total                52       (420)        684
               ========   ========    ========

     Income taxes (benefit) consisted of the following:

(millions)        2001        2000        1999
----------      --------    --------    --------
Current:
Federal         $    (67)   $    154    $    246
Foreign               15          18          10

State                (13)         27          47
                --------    --------    --------
                     (65)        199         303
                --------    --------    --------
Deferred:
Federal               90        (306)        (38)
Foreign               (5)         --           5
State                 16         (54)         (7)
                --------    --------    --------
                     101        (360)        (40)
                --------    --------    --------
Total                 36        (161)        263
                ========    ========    ========

     Differences between actual provisions (benefits) for income taxes and provisions (benefits) for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)                           2001         2000         1999
----------                         --------     --------     --------
Taxes on income (loss)
   at federal statutory rate       $     18     $   (147)    $    240
Chapter 11 reorganization
    expenses                              2           --           --

Foreign sales corporation                (1)          (1)          (1)

Foreign earnings subject
   to different tax rates                16            4           --
State income tax, net of
   federal benefit                        1          (17)          26
Percentage depletion                     (2)          (4)          (4)
Other, net                                2            4            2
                                   --------     --------     --------
Provision (benefit) for
   income taxes                          36         (161)         263
                                   ========     ========     ========

Effective income tax rate              70.0%        38.4%        38.4%
                                   ========     ========     ========

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)                                   2001       2000
----------                                 --------   --------
Deferred Tax Assets:
Pension and postretirement benefits        $    115   $    104
Reserves not deductible until paid              448        550
Other                                            14         34
                                           --------   --------
                                                577        688
                                           --------   --------
Deferred Tax Liabilities:
Property, plant and equipment                   268        237
                                           --------   --------
Net deferred tax assets                         309        451
                                           ========   ========

     The Corporation recognized an income tax receivable of $76 million in 2001 for federal and state income taxes that it expects to be refunded as a result of the carryback of a net operating loss incurred by the Corporation in the current year.
     The Corporation's income tax reserves were reduced by $103 million in the third quarter of 2000 to reflect the settlement of various tax audits. The benefit realized from the reduction of these reserves was credited to equity in accordance with SOP 90-7. The reduction of these reserves had no impact on the results of operations or cash flows of the Corporation.
     The Corporation does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $211 million as of December 31, 2001. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

16. SEGMENTS

OPERATING SEGMENTS

(millions)                             2001          2000          1999
----------                          ----------    ----------    ----------
Net Sales:
North American Gypsum               $    1,950    $    2,298    $    2,416
Worldwide Ceilings                         660           705           689
Building Products Distribution           1,152         1,373         1,345
Eliminations                              (466)         (595)         (640)
                                    ----------    ----------    ----------
Total                                    3,296         3,781         3,810
                                    ==========    ==========    ==========

Operating Profit (Loss):
North American Gypsum                       80           392           651
Worldwide Ceilings                          33            70            63
Building Products Distribution              64           110            87
Corporate                                  (43)          (44)          (64)
Eliminations                                 1             3            (7)
Chapter 11 reorganization
   expenses                                (12)           --            --
Provisions for impairment
    and restructuring                      (33)          (50)           --
Provision for asbestos claims               --          (850)           --
                                    ----------    ----------    ----------
Total                                       90          (369)          730
                                    ==========    ==========    ==========

Depreciation, Depletion
   and Amortization:
North American Gypsum                       81            70            57
Worldwide Ceilings                          19            18            19
Building Products Distribution               7             7             6
Corporate                                   --             1             9
                                    ----------    ----------    ----------
Total                                      107            96            91
                                    ==========    ==========    ==========

Capital Expenditures:
North American Gypsum                       96           354           397
Worldwide Ceilings                          11            16            20
Building Products Distribution               2             9             8
Corporate                                   --             1             1
                                    ----------    ----------    ----------
Total                                      109           380           426
                                    ==========    ==========    ==========

Assets:
North American Gypsum                    1,985         1,924         1,721
Worldwide Ceilings                         408           433           425
Building Products Distribution             268           278           309
Corporate                                  908           639           431
Eliminations                              (105)          (60)          (92)
                                    ----------    ----------    ----------
Total                                    3,464         3,214         2,794
                                    ==========    ==========    ==========

GEOGRAPHIC SEGMENTS

(millions)                    2001        2000        1999
----------                  --------    --------    --------
Net Sales:
United States               $  2,947    $  3,428    $  3,449
Canada                           279         284         262
Other Foreign                    254         259         260
Geographic transfers            (184)       (190)       (161)
                            --------    --------    --------
Total                          3,296       3,781       3,810
                            ========    ========    ========

Long-Lived Assets:
United States                  1,787       1,750       1,514
Canada                           157         188         198
Other Foreign                     61          93          61
                            --------    --------    --------
Total                          2,005       2,031       1,773
                            ========    ========    ========

Transactions between operating and geographic segments are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between operating segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.
     No single customer accounted for 10% or more of consolidated net sales. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.
     Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
     Corporate assets for 2000 and 1999 include the assets of USG Funding, which represent the outstanding balances of receivables purchased from U.S. Gypsum and USG Interiors, net of reserves. As of December 31, 2000 and 1999, such receivables, net of reserves, amounted to $93 million and $125 million, respectively, including $59 million and $97 million purchased from U.S. Gypsum and $34 million and $28 million purchased from USG Interiors as of the respective dates.
     Long-lived assets include property, plant and equipment, prepaid expenses, investments in other companies, goodwill and other long-term assets. As of December 31, 2001, goodwill, net of accumulated amortization, for the Corporation's businesses in the United States, Canada and Other Foreign segments was $63 million, $49 million and zero, respectively. As of December 31, 2000, goodwill, net of accumulated amortization, for the United States, Canada and Other Foreign segments was $66 million, $53 million and $1 million, respectively. As of December 31, 1999, goodwill, net of accumulated amortization, for the United States, Canada and Other Foreign segments was $58 million, $57 million and $1 million, respectively. The Corporation believes that including goodwill in long-lived assets provides meaningful disclosure to financial statement users in terms of geographic resource allocation, investment decisions and related risk.

17. LITIGATION

ASBESTOS AND RELATED INSURANCE LITIGATION
One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. On June 25, 2001 (the "Petition Date"), U.S. Gypsum, the Parent Company, and other domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code (the "Filing") to manage the growing costs of resolving asbestos claims and to achieve a fair and final resolution of liability for both pending and future asbestos claims. The Chapter 11 Cases are being jointly administered under Case No. 01-2094 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").
     U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the 1930s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1977. Certain of the asbestos lawsuits against U.S. Gypsum seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). A more detailed description of the Property Damage and Personal Injury Cases is set forth below.
     As a result of the Filing, all pending Personal Injury and Property Damage Cases against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos lawsuits absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. The Bankruptcy Court has approved creditors' committees that represent claimants in Personal Injury and Property Damage Cases. The Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. As part of the bankruptcy proceeding, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims.
     U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to May 1, 2002. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the bankruptcy case. It is the Debtors' intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of present and future asbestos claims, and, as a result of creation of the trust, the Bankruptcy Court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. However, there is no assurance that such creation of a trust under Section 524(g), or the issuance of such a permanent injunction, will be approved by the Bankruptcy Court. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation and all other Debtor affiliates.

Recent Developments in the Reorganization Proceeding: During the fourth quarter of 2001, the Corporation's bankruptcy proceeding, along with four other asbestos-related bankruptcy proceedings pending in the federal courts in the District of Delaware, were assigned to the Honorable Alfred M. Wolin of the United States District Court for the District of New Jersey. This assignment was accomplished through orders of the United States Court of Appeals for the Third Circuit and the United States District Court for the District of Delaware dated November 27 and November 29, 2001, respectively.

     In orders subsequent to the reassignment, Judge Wolin has indicated that issues relating to asbestos personal injury claims in the foregoing bankruptcy proceedings will be assigned to him and that other bankruptcy claims and issues will remain assigned to the bankruptcy judges in the United States Bankruptcy Court for the District of Delaware. The Corporation has requested Judge Wolin, with the possible assistance of a Special Master appointed by Judge Wolin, to conduct hearings to address key issues relevant to the liability of U.S. Gypsum for asbestos personal injury claims, and the Corporation expects that if Judge Wolin agrees to this proposal, these hearings will begin in 2002.
     If the hearings on liability issues do not go forward or a consensual resolution is not reached as a result of the hearings or otherwise, the Corporation will employ other means to resolve its asbestos personal injury liability. These other means may include, but are not limited to, setting a bar date for filing asbestos personal injury claims and determining which of the subsequently filed claims are entitled to vote on and participate in an asbestos trust under 11 U.S.C. ss.524(g) of the Bankruptcy Code. A bar date proceeding likely would lengthen the bankruptcy case significantly.
     The Corporation expects that U.S. Gypsum's liability for asbestos property damage claims will also be included in a ss.524(g) trust, but resolution of this liability likely will be resolved through different and less time-consuming means than the procedures for resolving the asbestos personal injury liability.
     Given the recent assignment of Judge Wolin to these bankruptcy proceedings and the current status of the cases, the Corporation is unable to forecast with any reasonable degree of certainty the timing or substance of the resolution of the Debtors' asbestos-related liability or the reorganization proceeding.
     The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum as of the Petition Date.

Property Damage Cases: As of the Petition Date, U.S. Gypsum was a defendant in eleven Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue, as well as punitive damages. The complaint does not specify how many buildings are at issue. As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below (see "Estimated Cost").

Personal Injury Cases: U.S. Gypsum is also a defendant in approximately 106,000 Personal Injury Cases pending as of the Petition Date (the date of the Filing), as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, and 80,000 claims in 1998. As a result of the Filing, all Personal Injury Cases are stayed against U.S. Gypsum, and new cases may not be filed due to the automatic stay. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as compared to 27,800 new filings in the first half of 2000.
     Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center for Claims Resolution (the "Center"). From 1988 up to February 1, 2001, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement, and each Center member, including U.S. Gypsum, was responsible for negotiating and paying its own settlements separately. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer negotiates or pays settlements of Personal Injury Cases and no longer requires the services of the Center in negotiating or defending Personal Injury Cases.
     In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims (the "Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These Long-Term Settlements typically resolve claims for amounts consistent with historical per-claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.
     In 2000, U.S. Gypsum closed approximately 57,000 Personal Injury Cases. U.S. Gypsum's cash payments in 2000 to defend and resolve Personal Injury Cases totaled $162 million, of which $90 million was paid or reimbursed by insurance. In 2000, the average settlement per case was approximately $2,600, exclusive of defense costs. U.S. Gypsum made cash payments of $100 million in 1999 and $61 million in 1998 to resolve Personal Injury Cases, of which $85 million and $45.5 million, respectively, were paid or reimbursed by insurance.
     In the first and second quarters of 2001, cash payments to resolve Personal Injury Cases increased dramatically, primarily as a result of the bankruptcy filings of other defendants in asbestos personal injury lawsuits. As a result of these bankruptcy filings, plaintiffs substantially increased their settlement demands to the remaining defendants, including U.S. Gypsum, to replace the expected payments of the bankrupt defendants. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.
     In the first half of 2001 (up to the Petition Date), U.S. Gypsum closed approximately 18,900 Personal Injury Cases. In the first half of 2001 (up to the Petition Date), U.S. Gypsum's total asbestos-related cash payments, including defense costs, were approximately $124 million, of which approximately $10 million was paid or reimbursed by insurance. A portion of these payments were for settlements agreed to in prior periods. As of March 31, 2001, U.S. Gypsum had estimated that cash expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.
     As a result of these increasing settlement demands and the concern that federal legislation addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, U.S. Gypsum concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Debtors filed a voluntary petition under chapter 11 of the Bankruptcy Code.
     In addition to the asbestos Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply Corporation, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. It is believed that L&W has been named as a defendant in Personal Injury Cases based on its role as a distributor of U.S. Gypsum products. Therefore, the Corporation expects that any asbestos-related liability of L&W would be derivative of the liability of U.S. Gypsum, and that any plan or plans of reorganization should reflect that L&W's liability, if any, rests with U.S. Gypsum as the manufacturer. However, because of the small number of Personal Injury Cases against L&W to date and the lack of development of the cases against L&W, the Corporation does not have sufficient information at this time to predict as to how any plan or plans of reorganization will address any asbestos-related liability of L&W and whether any such liability will be limited to L&W's role as a distributor of U.S. Gypsum products.

Insurance Coverage: As of the Petition Date, after deducting insurance used to date, U.S. Gypsum had approximately $76.3 million of insurance remaining to cover asbestos-related costs. After insurance payments to U.S. Gypsum during the third and fourth quarters of

2001, approximately $52 million remained as of December 31, 2001. This insurance is scheduled to be paid over a period of approximately three years.

Estimated Cost: In evaluating U.S. Gypsum's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably U.S. Gypsum's asbestos liability in the tort system for both pending and future asbestos claims.
     In the Property Damage Cases, such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.
     Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease and occupational characteristics, and venue of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of physical impairment of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation will be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.
     Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, was unable to reasonably estimate the probable cost of resolving future asbestos claims in the tort system, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, as U.S. Gypsum entered into Long-Term Settlements of Personal Injury Cases (discussed above), the Corporation undertook a detailed, independent study of U.S. Gypsum's current and potential future asbestos liability. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system. The analysis was completed in the fourth quarter of 2000.
     As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products sold by U.S. Gypsum and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the Long-Term Settlements described above; and anticipated trends in recruitment by plaintiffs' firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.
     In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability in the tort system for asbestos cases to be filed through 2003, as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. Substantially all of this reserve relates to the estimated costs of resolving then-pending asbestos personal injury claims and those expected to be filed through 2003, and the reserve reflected management's expectation that U.S. Gypsum's average payment per asbestos personal injury claim would increase at least in the short term due to distortions caused by the bankruptcy filings of other asbestos personal injury defendants discussed above. Less than 10 percent of the reserve is attributable to defense and administrative costs.
     At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.
     During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of December 31, 2001. Insurance recoveries during 2001 totaled approximately $34 million, leaving U.S. Gypsum with a receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of approximately $52 million as of December 31, 2001. The above amounts are stated before tax benefit and are not discounted to present value.
     It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.
     As a result of the increased uncertainty of estimating asbestos liability due to the Filing, it is the Corporation's view that no change should be made to the previously recorded reserve for asbestos claims (except to reflect obligations incurred prior to the Filing). However, it is possible that the cost of resolving asbestos claims will be greater than that set forth in the high end of the estimated reserve range. As the bankruptcy proceeding continues, it is expected that the Corporation will obtain additional information that may provide greater certainty to the expected range of liability.
     When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims and such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time.

Bond to Secure Certain CCR Obligations: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of Personal Injury Cases and other obligations owed by U.S. Gypsum to the Center. The bond is secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by Chase Manhattan Bank to Safeco. After the Filing, by letter dated July 6, 2001, the Center stated that certain amounts allegedly covered by the bond, totaling approximately $15.7 million, were overdue from U.S. Gypsum to the Center. In subsequent letters dated November 19, 2001, and December 11, 2001, the Center stated that additional amounts allegedly covered by the bond totaling approximately $14 million and $113 million, respectively, were also overdue from U.S. Gypsum. The amounts for which the Center made demand were for the payment of, among other things, settlements of Personal Injury Cases that were entered into pre-petition. By letter dated November 16, 2001, the Center made a demand to Safeco for payment of $15.7 million under the bond, and by letter dated December 28, 2001, the Center made a demand to Safeco for payment of approximately $127 million under the bond. The total amount demanded by the Center under the bond, approximately $143 million, exceeds the original penal sum of the bond, which is $60.3 million. Safeco has not made any payment under the bond, but, to the extent that Safeco were to pay any portion of the bond, it is likely that Safeco would draw down the Chase letter of credit to cover the bond payment and Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.
     On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the bankruptcy proceeding to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the United States Bankruptcy Court for the District of Delaware and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, No. 01-08932. The Corporation cannot predict whether or when any portion of the bond proceeds will be paid, what amount, if any, will be paid, and whether the letter of credit will be drawn.

Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability, except by reducing the reserve in accordance with obligations incurred prior to the Filing. The Corporation will continue to review its asbestos liability as the bankruptcy proceeding progresses. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims and such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

ENVIRONMENTAL LITIGATION
The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position.

REPORT OF MANAGEMENT

     Management of USG Corporation is responsible for the preparation, integrity and fair presentation of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on management's estimates and judgment.
     Management is responsible for maintaining a system of internal accounting controls to provide reasonable assurance as to the integrity and reliability of the financial statements, the proper safeguarding and use of assets, and the accurate execution and recording of transactions. Such controls are based on established policies and procedures and are implemented by trained personnel. The system of internal accounting controls is monitored by the Corporation's internal auditors to confirm that the system is proper and operating effectively. The Corporation's policies and procedures prescribe that the Corporation and its subsidiaries are to maintain ethical standards and that its business practices are to be consistent with those standards.
     The Corporation's financial statements have been audited by Arthur Andersen LLP, independent public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States and included consideration of the Corporation's internal control system. Management has made available to Arthur Andersen LLP all the Corporation's financial records and related data, as well as minutes of the meetings of the Board of Directors. Management believes that all representations made to Arthur Andersen LLP were valid and appropriate.
     The Board of Directors, operating through its Audit Committee composed entirely of nonemployee directors, provides oversight to the financial reporting process. The Audit Committee meets periodically with management, the internal auditors and Arthur Andersen LLP, jointly and separately, to review accounting, auditing, internal control and financial reporting matters. Both Arthur Andersen LLP and the internal auditors have unrestricted access to the Audit Committee.




William C. Foote
Chairman, President and Chief Executive Officer




Richard H. Fleming
Executive Vice President and Chief Financial Officer




Raymond T. Belz
Senior Vice President and Controller

REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:
     We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and stockholders' equity for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.
     The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Corporation voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001. Management's plans in regard to these matters are also described in Note 2. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 17 to the consolidated financial statements, raises substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Chicago, Illinois

January 30, 2002

USG CORPORATION
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                              First       Second         Third          Fourth           Total
(millions, except per-share data)            Quarter      Quarter       Quarter         Quarter           Year
                                           ----------   ----------    ----------      ----------       ----------
2001
Net sales                                  $      826   $      806    $      842      $      822       $    3,296
Operating profit (loss)                            32           (5)           49(a)           14(b)            90
Net earnings (loss)                                11          (13)           27(a)           (9)(b)           16
Per Common Share:
  Net earnings (loss)(c) - basic                 0.25        (0.29)         0.61           (0.21)            0.36
                         - diluted               0.25        (0.29)         0.61           (0.21)            0.36
  Price range (d)        - high                 24.75        15.28          6.40            6.31            24.75
                         - low                  14.51         2.80          3.66            3.60             2.80
  Cash dividends paid                           0.025           --            --              --            0.025

-------------------------------------------------------------------------------------------------------------------

2000
Net sales                                         989          995           956             841            3,781
Operating profit (loss)                           184          165           122            (840)(e)         (369)
Net earnings (loss)                               106           93            65            (523)(e)         (259)
Per Common Share:
  Net earnings (loss)(c) - basic                 2.19         2.06          1.48          (12.05)           (5.62)
                         - diluted               2.18         2.04          1.48          (12.05)           (5.62)
  Price range(d)         - high                 48.00        45.56         33.56           25.50            48.00
                         - low                  30.75        30.36         24.63           13.13            13.13
  Cash dividends paid                            0.15         0.15          0.15            0.15             0.60

-------------------------------------------------------------------------------------------------------------------

(a) Includes reversals of restructuring reserves of $9 million pretax ($5 million after-tax) and restructuring-related inventory reserves of $3 million pretax ($2 million after-tax).

(b) Includes charges for impairment of $30 million pretax ($25 million after-tax) and restructuring of $12 million pretax ($10 million after-tax).

(c) The sum of the four quarters is not necessarily the same as the total for the year.

(d) Stock price ranges are for transactions on the New York Stock Exchange (trading symbol USG), which is the principal market for these securities. Stockholders of record as of January 31, 2002: Common - 4,443; Preferred - none.

(e) Includes charges for asbestos claims of $850 million pretax ($524 million after-tax), restructuring of $50 million pretax ($31 million after-tax) and a restructuring-related inventory writedown of $4 million pretax ($2 million after-tax).

USG CORPORATION
FIVE-YEAR SUMMARY

                                                                         Years Ended December 31,
                                                     ------------------------------------------------------------------
(dollars in millions, except per-share data)            2001          2000          1999          1998          1997
--------------------------------------------         ----------    ----------    ----------    ----------    ----------

STATEMENT OF EARNINGS DATA:
Net sales                                            $    3,296    $    3,781    $    3,810    $    3,342    $    3,066
Cost of products sold                                     2,882         2,941         2,742         2,458         2,279
Selling and administrative expenses                         279           309           338           299           281
Chapter 11 reorganization expenses                           12            --            --            --            --
Provisions for impairment and restructuring                  33            50            --            --            --
Provision for asbestos claims                                --           850            --            --            --
Amortization of excess reorganization value (a)              --            --            --            --           127
Operating profit (loss)                                      90          (369)          730           585           379
Interest expense                                             33            52            53            53            60
Interest income                                              (5)           (5)          (10)           (5)           (3)
Other expense, net                                           10             4             3             3             2
Income taxes (benefit)                                       36          (161)          263           202           172
Net earnings (loss)                                          16          (259)          421           332           148
Net Earnings (Loss) Per Common Share:
   Basic                                                   0.36         (5.62)         8.48          6.81          3.19
   Diluted                                                 0.36         (5.62)         8.39          6.61          3.03

------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (as of the end of the year):
Working capital                                             876           (20)          319           410           199
Current ratio                                              3.73          0.98          1.50          1.79          1.43
Property, plant and equipment, net                        1,800         1,830         1,568         1,214           982
Total assets                                              3,464         3,214         2,794         2,366         1,926
Total debt(b)                                             1,007           711           593           596           620
Liabilities subject to compromise                         2,311            --            --            --            --
Total stockholders' equity                                  491           464           867           518           147

------------------------------------------------------------------------------------------------------------------------

OTHER INFORMATION:
Capital expenditures                                        109           380           426           309           172
Stock price (per common share)(c)                          5.72         22.50         47.13         50.94         49.00
Cash dividends paid (per common share)                    0.025          0.60          0.45          0.10            --
Average number of employees                              14,300        14,900        14,300        13,700        13,000

------------------------------------------------------------------------------------------------------------------------

(a) Excess reorganization value was established in connection with a financial restructuring in May 1993 and was subsequently amortized through September 30, 1997.

(b) Total debt as of December 31, 2001, includes $1,005 million of debt classified as liabilities subject to compromise.

(c)  Stock price per common share reflects the final closing price of the year.

                                 USG CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN MILLIONS)


                                         BEGINNING                                       ENDING
                                          BALANCE     ADDITIONS(A)   DEDUCTIONS(B)       BALANCE
                                       ------------   ------------   -------------    ------------

YEAR ENDED DECEMBER 31, 2001:

     Doubtful accounts                 $         14   $          3   $         (4)   $         13
     Cash discounts                               4             51            (51)              4
     Provisions for restructuring                34             10            (32)             12


YEAR ENDED DECEMBER 31, 2000:

     Doubtful accounts                           14              4             (4)             14
     Cash discounts                               4             57            (57)              4
     Provision for restructuring                 --             35             (1)             34


YEAR ENDED DECEMBER 31, 1999:

     Doubtful accounts                           14              4             (4)             14
     Cash discounts                               4             59            (59)              4

(a)      Reflects provisions charged to earnings.

(b) Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts, and payments and reversals made against the restructuring reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 2002)

       NAME, AGE AND                                                                                    PRESENT POSITION
     PRESENT POSITION                      BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS                   HELD SINCE
     ----------------                      ----------------------------------------------               ----------------

William C. Foote, 50                Chairman, President and Chief Executive Officer from April 1996         August 1999
Chairman, President and Chief       to June 1997; Chairman and Chief Executive Officer from June 1997
Executive Officer                   to August 1999.

Richard H. Fleming, 54              Senior Vice President and Chief Financial Officer to February           February 1999
Executive Vice President and        1999.
Chief  Financial Officer

Raymond T. Belz, 61                 Vice President and Controller, USG Corporation, from January 1994       February 1999
Senior Vice President and           to February 1999; Vice President Financial Operations, North
Controller                          American Gypsum and Worldwide Ceilings, from September 1996 to
                                    February 1999.

Edward M. Bosowski, 47              Executive Vice President - Marketing, United States Gypsum              February 2001
Senior Vice President, Corporate    Company, to February 1999; President and Chief Executive Officer,
Strategy and Marketing; President,  United States Gypsum Company, to November 2000; President, Growth
USG International                   Initiatives and International, to February 2001.

Stanley L. Ferguson, 49             Associate General Counsel to May 2000; Vice President and General       May 2001
Senior Vice President and General   Counsel to May 2001.
Counsel

James S. Metcalf, 44                Vice President, Sales, USG Interiors, Inc., to June 1998; Senior        March 2002
Senior Vice President; President,   Vice President, Sales and Marketing, USG Interiors, Inc., to
Building Systems                    March 1999; Executive Vice President and Chief Operating Officer,
                                    L&W Supply Corporation, to March 2000; President and Chief Executive
                                    Officer, L&W Supply Corporation, to March 2002.

       NAME, AGE AND                                                                                    PRESENT POSITION
     PRESENT POSITION                      BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS                   HELD SINCE
     ----------------                      ----------------------------------------------               ----------------
Brian W. Burrows, 62                Same position                                                           March 1987
Vice President, Research and
Technology

Brian J. Cook, 44                   Director, Human Resources Planning and Development and Corporate        December 1998
Vice President, Human Resources     Employee Counsel, to December 1997; Director, Human Resources -
                                    Operations, to December 1998.

Jean K. Holley, 42                  Senior Director, Information Technology, Waste Management               August 1998
Vice President and Chief            Corporation, to August 1998.
Information Officer

Marcia S. Kaminsky, 43              Vice President, U.S. Communications, Bank of Montreal/Harris            October 1998
Vice President, Communications      Bank, to January 1997; Senior Vice President, Public Affairs,
                                    Bank of Montreal/Harris Bank, to October 1998.

Michael C. Lorimer, 62              Vice President Operations, L&W Supply Corporation, to March 2002.       March 2002
Vice President; President
and Chief Operating Officer,
L&W Supply Corporation


D. Rick Lowes, 47                   Vice President and Chief Financial Officer, CGC Inc.,                   January 1999
Vice President and Treasurer        to January 1999.

Peter K. Maitland, 60               Director, Employee Benefits and Office Facilities, to June 1997;        February 1999
Vice President, Compensation,       Director, Employee Benefits and Office Management, to February
Benefits and Administration         1999.

Clarence B. Owen, 53                Vice President Operations, USG Interiors, Inc., to June 1997;           May 2001
Vice President, International and   Senior Vice President, Technical Services, North American Gypsum
Technology                          and Worldwide Ceilings, to April 1998; President and Managing
                                    Director, Europe, USG Interiors, Inc., to March 1999; Senior Vice
                                    President, International, USG Interiors, Inc., to May 2001; Vice
                                    President to May 2001.

Robert B. Sirgant, 61               Vice President, Corporate Accounts, to August 1999.                     August 1999
Vice President, Corporate
Customer Relations

John Eric Schaal, 58                Assistant General Counsel to August 2000; Associate                     February 2002
Associate General Counsel           General Counsel to February 2002.
and Corporate Secretary

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1. and 2. The consolidated financial statements and supplemental financial statement schedule

     See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation's consolidated financial statements and supplementary data schedule.


     3. Exhibits (Reg. S-K, Item 601):

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

          (c)  Amended and Restated By-Laws of USG Corporation,
               dated as of November 14, 2001.                             63

         Instruments defining the rights of security holders, including indentures:

          (a) Indenture dated as of October 1, 1986, between USG Corporation and National City Bank of Indiana, successor Trustee to Bank One, which was successor Trustee to Harris Trust and Savings Bank (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on Form S-3, dated October 7, 1986).

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

          (c) Second Amendment to Management Performance Plan, dated June 27, 2000 (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated November 6, 2000).

          (d) Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) of USG Corporation's Annual Report on Form 10-K, dated February 20,
               1998).

          (e) First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's Annual Report on Form 10-K, dated February 26, 1999).

          (f) Second Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(e) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

          (g) Third Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(e) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

          (h) Fourth Amendment to Supplemental Retirement Plan of USG Corporation, effective April 11, 2001 (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated March 31, 2001).

          (i)  Fifth Amendment of USG Corporation Supplemental           80
               Retirement Plan, effective December 21, 2001.

          (j)  Form of Termination Compensation Agreement dated
               January 1, 2000 (incorporated by reference to
               Exhibit 10(e) of USG Corporation's Annual Report on Form 10-K, dated February 29, 2000).

          (k) Form of Indemnification Agreement (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to
               USG Corporation's Registration No. 33-51845 on
               Form S-1).

          (l)  Form of Employment Agreement dated January 1, 2000
               (incorporated by reference to Exhibit 10(g) of USG
               Corporation's Annual Report on Form 10-K, dated
               February 29, 2000).

          (m) Five Year Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated August 7, 2000).

          (n) 364-Day Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated August 7, 2000).

          (o)  1995 Long-Term Equity Plan of USG Corporation
               (incorporated by reference to Annex A to USG
               Corporation's Proxy Statement and Proxy, dated
               March 31, 1995).

          (p)  First Amendment to 1995 Long-Term Equity Plan of
               USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG Corporation's
               Form 10-Q, dated November 6, 2000).

          (q)  2001 Annual Management Incentive Program - USG
               Corporation.                                               81

          (r) Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy
               Statement and Proxy, dated March 28, 1997).

          (s) First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on Form 10-K, dated February 20,
               1998).

          (t) Second Amendment to Omnibus Management Incentive Plan of USG Corporation, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG Corporation's Form 10-Q, dated November 6, 2000).

          (u) Amended and Restated Stock Compensation Program for Non-Employee Directors of USG Corporation, dated July 1, 1997 (incorporated by reference to Exhibit 10(q) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

          (v)  Key Employee Retention Plan, dated May 16,
               2001, as amended September 20, 2001.                        90

          (w)  Senior Executive Severance Plan, dated May 16,
               2001, as amended September 20, 2001.                        93

          (x)  Revolving Credit and Guaranty Agreement, dated as
               of June 25, 2001, among USG Corporation and
               certain of its subsidiaries, as debtors, USG
               Foreign Investments, Ltd., as guarantor, and The
               Chase Manhattan Bank, as agent and lender, and the
               other lenders named therein.                                98

          (y)  First Amendment to Revolving Credit and Guaranty
               Agreement, dated August 2, 2001.                           185

          (z)  Second Amendment to Revolving Credit and Guaranty
               Agreement, dated August 24, 2001.                          212

          (aa) Third Amendment to Revolving Credit and Guaranty
               Agreement, dated December 10, 2001.                        221

          (ab) Security and Pledge Agreement, dated June 25,
               2001, among USG Corporation and each of its direct
               and indirect subsidiaries party to the Credit
               Agreement, other than USG Foreign Investments,
               Ltd., and The Chase Manhattan Bank.                        229

          (ac) Second Amendment of USG Corporation Retirement
               Plan, dated December 21, 2001.                             254

     21  Subsidiaries                                                     255

     23  Consents of Experts and Counsel                                  256

     24  Power of Attorney                                                257

(b) Reports on Form 8-K:

    None.

                             INDEX TO EXHIBITS FILED
                       WITH THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


EXHIBIT                                                                    PAGE
-------                                                                    ----

3(c)     Amended and Restated By-Laws of USG Corporation                    63

10(i)    Fifth Amendment of USG Corporation Supplemental Retirement Plan    80

10(q)    2001 Annual Management Incentive Program - USG Corporation         81

10(v)    Key Employee Retention Plan                                        90

10(w)    Senior Executive Severance Plan                                    93

10(x)    Revolving Credit and Guaranty Agreement                            98

10(y)    First Amendment to Revolving Credit and Guaranty Agreement        185

10(z)    Second Amendment to Revolving Credit and Guaranty Agreement       212

10(aa)   Third Amendment to Revolving Credit and Guaranty Agreement        221

10(ab)   Security and Pledge Agreement                                     229

10(ac)   Second Amendment of USG Corporation Retirement Plan               254

21       Subsidiaries                                                      255

23       Consent of Experts and Counsel                                    256

24       Power of Attorney                                                 257



If you wish to receive a copy of any exhibit, it may be obtained, upon payment of reasonable expenses, by writing to:

                  J. Eric Schaal
                  Associate General Counsel and Corporate Secretary USG Corporation
                  P.O. Box 6721
                  Chicago, IL  60680-6721

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                USG CORPORATION
March 1, 2002


                                                By: /s/ Richard H. Fleming
                                                    ----------------------------
                                                    Richard H. Fleming
                                                    Executive Vice President and
                                                    Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                                         March 1, 2002
-----------------------------------------------
WILLIAM C. FOOTE
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                                       March 1, 2002
-----------------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Raymond T. Belz                                          March 1, 2002
-----------------------------------------------
RAYMOND T. BELZ
Senior Vice President and Controller
(Principal Accounting Officer)



ROBERT L. BARNETT, KEITH A. BROWN,         )   By: /s/ Richard H. Fleming
JAMES C. COTTING, LAWRENCE M. CRUTCHER,    )       -----------------------------
W. DOUGLAS FORD, DAVID W. FOX,             )       Richard H. Fleming
VALERIE B. JARRETT, MARVIN E. LESSER,      )       Attorney-in-fact
JOHN B. SCHWEMM, JUDITH A. SPRIESER        )       Pursuant to Power of Attorney
Directors                                  )       (Exhibit 24 hereto)
                                           )       March 1, 2002