Form 10-Q
period 2002-03-31
USG CORP
filed 2002-05-03
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2002
                                         --------------
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

As of March 31, 2002, 43,250,738 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
           Three Months Ended March 31, 2002 and 2001                     3

        Consolidated Balance Sheets:
           As of March 31, 2002 and December 31, 2001                     4

        Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 2002 and 2001                     5

        Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                            24

Report of Independent Public Accountants                                 36

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                37

Item 6. Exhibits and Reports on Form 8-K                                 46

SIGNATURES                                                               47

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                        ------------------------------
                                            2002              2001
                                        ------------      ------------

Net sales                               $        829      $        826

Cost of products sold                            697               726

Selling and administrative expenses               82                68

Chapter 11 reorganization expenses                 2                 -
                                        ------------      ------------
Operating profit                                  48                32

Interest expense                                   1                14

Interest income                                   (1)               (1)

Other expense, net                                 1                 1
                                        ------------      ------------
Earnings before income taxes                      47                18


Income taxes                                      21                 7
                                        ------------      ------------
Net earnings                                      26                11
                                        ============      ============

Basic earnings per common share                 0.60              0.25

Diluted earnings per common share               0.60              0.25

Dividends paid per common share                    -             0.025

Average common shares                     43,354,025        43,406,202

Average diluted common shares             43,354,025        43,459,017


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                          As of        As of
                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                $   523      $   493
Receivables (net of reserves - $18 and $17)                  322          274
Inventories                                                  263          254
Income taxes receivable                                       82           76
Deferred income taxes                                         54           66
Other current assets                                          49           34
                                                         -------      -------
Total current assets                                       1,293        1,197

Property, plant and equipment (net of reserves
    for depreciation and depletion - $616 and $592)        1,790        1,800
Deferred income taxes                                        223          243
Other assets                                                 217          224
                                                         -------      -------
Total Assets                                               3,523        3,464
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             164          140
Accrued expenses                                             191          181
                                                         -------      -------
Total current liabilities                                    355          321

Long-term debt                                                 2            2
Other liabilities                                            344          339
Liabilities subject to compromise                          2,295        2,311

Stockholders' Equity:
Preferred stock                                                -            -
Common stock                                                   5            5
Treasury stock                                              (256)        (255)
Capital received in excess of par value                      410          408
Accumulated other comprehensive loss                         (22)         (31)
Retained earnings                                            390          364
                                                         -------      -------
Total stockholders' equity                                   527          491
                                                         -------      -------
Total Liabilities and Stockholders' Equity                 3,523        3,464
                                                         =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ----------------
                                                               2002       2001
                                                              -----      -----
OPERATING ACTIVITIES:
Net earnings                                                  $  26      $  11
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                      26         27
   Deferred income taxes                                         27         63
(Increase) decrease in working capital:
    Receivables                                                 (48)       (44)
    Income taxes receivable                                      (6)       (34)
    Inventories                                                  (9)         4
    Payables                                                     24        (26)
    Accrued expenses                                             12        (25)
Decrease (increase) in other assets                               1        (10)
Increase in other liabilities                                     5          6
Increase (decrease) in asbestos reserve, net of receivables       3        (52)
Decrease in liabilities subject to compromise                   (16)         -
Other, net                                                        -         (1)
                                                              -----      -----
Net cash from (to) operating activities                          45        (81)
                                                              -----      -----
INVESTING ACTIVITIES:
Capital expenditures                                            (15)       (29)
Net proceeds from asset dispositions                              -          1
                                                              -----      -----
Net cash to investing activities                                (15)       (28)
                                                              -----      -----
FINANCING ACTIVITIES:
Issuance of debt                                                  -         95
Repayment of debt                                                 -        (41)
Short-term borrowings, net                                        -         21
Cash dividends paid                                               -         (1)
                                                              -----      -----
Net cash from financing activities                                -         74
                                                              -----      -----

Net increase (decrease) in cash and cash equivalents             30        (35)

Cash and cash equivalents at beginning of period                493         70
                                                              -----      -----
Cash and cash equivalents at end of period                      523         35
                                                              =====      =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                     1         20
Income taxes refunded, net                                       (1)       (11)

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  PREPARATION OF FINANCIAL STATEMENTS

     The consolidated financial statements of USG Corporation and its subsidiaries ("USG" or "the Corporation") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Corporation's financial position as of March 31, 2002, and December 31, 2001, and results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain amounts in the prior year financial statements have been reclassified to conform with the 2002 presentation. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Corporation's independent public accountants. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2001 Annual Report on Form 10-K dated March 1, 2002.

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

     Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative for the interests of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.

     Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Bankruptcy Court granted the Debtors' request to extend the period of exclusivity until May 1, 2002. The Debtors filed a motion on April 30, 2002, to seek extension of the period of exclusivity until November 1, 2002. The motion will be heard later in May. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. While it is the Corporation's intent to seek a full recovery for its creditors, pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders may be substantially diluted. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. Recent developments in the

     Corporation's bankruptcy proceeding are discussed in Part II, Item 1. "Legal Proceedings."

     In connection with the Filing, the Corporation implemented a Bankruptcy-Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments which began in January 2002. Costs associated with the plan are being accrued pro rata over the term of the plan.

     CHAPTER 11 FINANCING
     A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility, which matures on June 25, 2004, is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of March 31, 2002, the Corporation had the capacity to borrow up to $330 million. There were no outstanding borrowings under the DIP Facility as of March 31, 2002. However, $11 million of standby letters of credit were issued, leaving $319 million of unused borrowing capacity available as of March 31, 2002.

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

     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proof-of-claim process in the Chapter 11 Cases. The Bankruptcy Court has approved a bar date by which proofs of claim must be filed against the Debtors for all claims other than asbestos personal injury claims. The bar date will be eight months after the beginning of the Debtors' notice program, which is currently expected to commence in May 2002, with a bar date of January 15, 2003. The final bar date will be included in the notices issued by the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     Subsequent to the Filing, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, real estate taxes, environmental obligations, certain customer programs and warranty claims, and certain other pre-petition claims.

     For the first quarter of 2002, contractual interest expense not accrued and recorded on pre-petition debt totaled $18 million.

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


     Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items as of March 31, 2002 (dollars in millions):

     Accounts payable                                 $   159
     Accrued expenses                                      75
     Debt                                               1,005
     Asbestos reserve                                   1,061
     Other long-term liabilities                           36
                                                      -------
     Subtotal                                           2,336

     Elimination of intercompany accounts payable         (41)
                                                      -------
     Total liabilities subject to compromise            2,295
                                                      =======


     Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following for the quarter ended March 31, 2002 (dollars in millions):

     Legal and financial advisory fees                $     4
     Interest income                                       (2)
                                                      -------
     Total Chapter 11 reorganization expenses               2
                                                      =======

     DIP FINANCIAL STATEMENTS
     Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. On March 1, 2002, USG Funding, a non-debtor subsidiary of USG Corporation, declared a dividend in the amount of $50 million payable to the Parent Company, which was paid in effect by eliminating the intercompany payable from USG Corporation. This payment is included in other (income) expense, net in the DIP statement of earnings for the three months ended March 31, 2002. The condensed financial statements of the Debtors are presented as follows:



                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2002
                                                   --------------

     Net sales                                         $ 750

     Cost of products sold                               640
     Selling and administrative expenses                  71
     Chapter 11 reorganization expenses                    2
     Interest expense                                      2
     Other (income) expense, net                         (50)
                                                       -----
     Earnings before income taxes                         85
     Income taxes                                         18
                                                       -----
     Net earnings                                         67
                                                       =====

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                          AS OF         AS OF
                                                        MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
ASSETS
Cash and cash equivalents                                $   381      $   346
Receivables (net of reserves - $14 and $13)                  271          234
Inventories                                                  224          215
Income taxes receivable                                       81           77
Deferred income taxes                                         54           66
Other current assets                                          49           33
                                                         -------      -------
Total current assets                                       1,060          971

Property, plant and equipment (net of reserves
  for depreciation and depletion - $501 and $481)          1,572        1,581
Deferred income taxes                                        238          258
Other assets                                                 533          494
                                                         -------      -------
Total Assets                                               3,403        3,304
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             138          112
Accrued expenses                                             162          153
                                                         -------      -------
Total current liabilities                                    300          265

Other liabilities                                            337          333
Liabilities subject to compromise                          2,295        2,311

Stockholders' Equity:
Preferred stock                                                -            -
Common stock                                                   5            5
Treasury stock                                              (256)        (255)
Capital received in excess of par value                       98           95
Accumulated other comprehensive income                        19           12
Retained earnings                                            605          538
                                                         -------      -------
Total stockholders' equity                                   471          395
                                                         -------      -------
Total Liabilities and Stockholders' Equity                 3,403        3,304
                                                         =======      =======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 2002
                                                      --------------
OPERATING ACTIVITIES:
Net earnings                                              $  67
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                  21
   Deferred income taxes                                     28
(Increase) decrease in working capital:
    Receivables                                             (37)
    Income tax receivable                                    (4)
    Inventories                                              (9)
    Payables                                                 26
    Accrued expenses                                         11
Increase in post-petition intercompany receivable           (51)
Decrease in other assets                                      6
Increase in other liabilities                                 4
Increase in asbestos reserve, net of receivables              3
Decrease in liabilities subject to compromise               (16)
Other, net                                                   (1)
                                                          -----
Net cash from operating activities                           48
                                                          -----
INVESTING ACTIVITIES:
Capital expenditures                                        (13)
                                                          -----
Net cash to investing activities                            (13)
                                                          -----
FINANCING ACTIVITIES:
Issuance of debt                                              -
Repayment of debt                                             -
Short-term borrowings, net                                    -
                                                          -----
Net cash from financing activities                            -
                                                          -----

Net increase in cash and cash equivalents                    35

Cash and cash equivalents at beginning of period            346
                                                          -----
Cash and cash equivalents at end of period                  381
                                                          =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 1
Income taxes refunded, net                                   (5)

     INTERCOMPANY TRANSACTIONS
     In the normal course of business, the operating subsidiaries and the Parent Company engage in intercompany transactions. To document the relations created by these transactions, the Parent Company and the operating subsidiaries, from the formation of USG Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions"). During the first six months of 2001, the Parent Company took steps to secure the obligations from each of the principal operating subsidiaries under the intercompany loan agreements when it became clear that U.S. Gypsum's asbestos liability claims were becoming an increasingly greater burden on the Corporation's cash resources.

     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are tracked on a regular basis, with interest earned or paid on the balances. As of March 31, 2002, U.S. Gypsum's net pre-petition payable balance to the Parent Company for Intercompany Corporate Transactions was $314 million. USG Interiors, Inc.'s net pre-petition payable balance to the Parent Company was $111 million. L&W Supply Corporation had a net pre-petition receivable balance from the Parent Company of $42 million.

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

(3)  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data):


                                              NET         SHARES     PER SHARE
     THREE MONTHS ENDED MARCH 31,          EARNINGS        (000)      AMOUNT
     --------------------------------------------------------------------------
     2002
     Basic earnings                        $   26         43,354      $ 0.60
     Dilutive effect of stock options                         -
     --------------------------------------------------------------------------
     Diluted earnings                          26         43,354        0.60
     ==========================================================================
     2001
     Basic earnings                            11         43,406        0.25
     Dilutive effect of stock options                         53
     --------------------------------------------------------------------------
     Diluted earnings                          11         43,459        0.25
     ==========================================================================


(4)  STOCK OPTION GRANTS

     As of March 31, 2002, common shares totaling 2,733,025 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,946,887 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                             NET SALES        OPERATING PROFIT
     --------------------------------------------------------------------------
     THREE MONTHS ENDED MARCH 31,          2002      2001      2002      2001
     --------------------------------------------------------------------------

     North American Gypsum                $  525    $  483    $   58    $   15
     Worldwide Ceilings                      148       173         5         9
     Building Products Distribution          275       286         7        15
     Corporate                                 -         -       (20)       (8)
     Chapter 11 reorganization expenses        -         -        (2)        -
     Eliminations                           (119)     (116)        -         1
     --------------------------------------------------------------------------
     Total                                   829       826        48        32
     ==========================================================================


(6)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following tables (dollars in millions):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                             ----------------
                                                             2002        2001
                                                             ----        ----
     TOTAL COMPREHENSIVE INCOME:
     Net earnings                                            $ 26        $ 11
     Other comprehensive income                                 9          39
     ------------------------------------------------------------------------
     Total                                                     35          50
     ========================================================================

     OTHER COMPREHENSIVE INCOME:
     Net after-tax gain on derivatives                          8          49
     Foreign currency translation                               1         (10)
     ------------------------------------------------------------------------
     Total                                                      9          39
     ========================================================================

     The tax impact on the gain on derivatives was $5 million in the first three months of 2002, and $31 million in the first three months of 2001. There was no tax impact on the foreign currency translation adjustments.

     Accumulated other comprehensive loss was $22 million as of March 31, 2002, and $31 million as of December 31, 2001. The net after-tax derivative gains in accumulated other comprehensive loss were $24 million and $16 million as of the respective dates. During the first three months of 2002, $0.6 million of accumulated net after-tax losses ($0.9 million pretax) were reclassified from accumulated other comprehensive loss to earnings. As of March 31, 2002, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $14 million.

(7)  FINANCIAL INSTRUMENTS

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

     Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings.

     During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of natural gas swap contracts scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive loss and is reclassified into earnings in the period which the hedged forecasted transactions are scheduled to occur. As of March 31, 2002, $29 million ($17 million after-tax) remained in accumulated other comprehensive loss.

     During the first quarter of 2002, the Corporation entered into additional natural gas swap contracts. The fair value of all outstanding natural gas swap contracts was $12 million as of March 31, 2002, and all of these contracts mature by December 31, 2003.

     The Corporation also has swap agreements in place with Enron to hedge the cost of wastepaper. As a result of Enron's bankruptcy filing in December 2001, the Corporation has discontinued hedge accounting with respect to these swap contracts and changes in the fair value of these hedges are being recognized in earnings during the period in which the change occurs. The Corporation has reached an agreement with Enron, subject to Enron's bankruptcy court's approval, to terminate all outstanding swap contracts in exchange for a payment of $2.1 million. The fair value of these contracts was ($2.6) million as of March 31, 2002.

     Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of March 31, 2002, the Corporation had no outstanding forward contracts.

     Interest Rate Derivative Instruments: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of March 31, 2002, the Corporation had no outstanding interest rate swap agreements.


(8)  RESTRUCTURING

     2001 Restructuring Plan: In the fourth quarter of 2001, the Corporation recorded a pretax charge of $12 million related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. The restructuring plan, which is expected to be completed in 2002, is intended to allow the Corporation to optimize its manufacturing operations.

     Included in the $12 million charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations.

     The reserve for this plan was included in accrued expenses on the consolidated balance sheets, and payments totaling $2 million and $1 million were charged against this reserve in the fourth quarter of 2001 and first quarter of 2002, respectively. All payments for the 2001 restructuring plan are being funded with cash from normal operations.

     As of March 31, 2002, the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown and 206 employees have been terminated, and 26 open positions have been eliminated. The Fremont, Calif., plant closed in April 2002.

     2000 Restructuring Plan: In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. This restructuring was designed to streamline operations and improve business efficiency.

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

     The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. An additional $2 million was charged against this reserve in the first quarter of 2002. All payments for this plan are being funded with cash from normal operations.

     The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Final payments for expenses related to these closures are being made in the first half of 2002.

     The following table details the restructuring reserves and first quarter 2002 activity (dollars in millions):

                                         RESERVE                       RESERVE
                                         BALANCE        RESERVE        BALANCE
                                        12/31/01      UTILIZATION      3/31/02
     -------------------------------------------------------------------------
     2001 RESTRUCTURING:
     Severance (primarily hourly)       $      6       $     (1)      $      5
     Line shutdown/removal and
      contract cancellations                   2              -              2
     -------------------------------------------------------------------------
     Subtotal                                  8             (1)             7
     -------------------------------------------------------------------------

     2000 RESTRUCTURING:
     Severance (salaried)                      -              -              -
     Razing buildings and equipment            3             (2)             1
     Line shutdown and removal                 1              -              1
     Contract cancellations
      and severance (hourly)                   -              -              -
     -------------------------------------------------------------------------
     Subtotal                                  4             (2)             2
     -------------------------------------------------------------------------
     Total                                    12             (3)             9
     =========================================================================


(9)  NEW ACCOUNTING PRONOUNCEMENTS

     The Corporation adopted three new accounting standards in the first quarter of 2002.

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which became effective January 1, 2002, had no impact on the Corporation's financial statements upon adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This standard, which became effective January 1, 2002, had an immaterial impact on the Corporation's financial statements because goodwill is no longer subject to amortization. The Corporation's annual rate of goodwill amortization was approximately $4 million as of December 31, 2001. All of the Corporation's goodwill, which does not include any acquired intangible assets, will be assessed for impairment. As of the date of this report, the Corporation has not completed its test for impairment and therefore has not determined the full impact that the adoption of this standard will have on its financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which became effective January 1, 2002, had no impact on the Corporation's financial statements upon adoption.

     The Corporation will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," in January 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard becomes effective January 1, 2003, and is likely to have an impact on the Corporation's financial statements. However, as of the date of this report, the Corporation has not determined what impact the adoption of this standard may have on its financial statements.


(10) GOODWILL - ADOPTION OF SFAS 142

     The reconciliation of pro forma net earnings, basic earnings per share and diluted earnings per share for the three months ended March 31, 2001, is shown in the following table (dollars in millions except per-share data):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                         2002          2001
                                                        ------        ------
     NET EARNINGS:
     Reported net earnings                              $   26        $   11
     Add back: Goodwill amortization, net of tax             -             1
     -----------------------------------------------------------------------
     Pro forma net earnings                                 26            12
     =======================================================================

     BASIC EARNINGS PER SHARE:
     Reported net earnings                                0.60          0.25
     Add back: Goodwill amortization                         -          0.02
     -----------------------------------------------------------------------
     Pro forma net earnings                               0.60          0.27
     =======================================================================

     DILUTED EARNINGS PER SHARE:
     Reported net earnings                                0.60          0.25
     Add back: Goodwill amortization                         -          0.02
     -----------------------------------------------------------------------
     Pro forma net earnings                               0.60          0.27
     =======================================================================

(11) LITIGATION

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

Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Corporation expects that the appointed committees, together with a legal representative for the interests of future asbestos claimants to be appointed by the Bankruptcy Court, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part II, Item 1 "Legal Proceedings."

CHAPTER 11 FINANCING

A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility is available to supplement liquidity and fund operations during the reorganization process. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. The DIP Facility matures on June 25, 2004. See "Available Liquidity" below for more information on the DIP Facility.

ACCOUNTING IMPACT

The Corporation is required to follow AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part I, Item 1. Note 2. "Voluntary Reorganization Under Chapter 11," which includes information related to financial statement presentation, the debtor-in-possession statements and detail of the liabilities subject to compromise and chapter 11 reorganization expenses.

OUTCOME OF THE FILING

The Corporation is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization. While it is the Corporation's intent to seek a full recovery for its creditors, pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders may be substantially diluted. It is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors, or the interests of the Corporation's equity security holders.

CONSOLIDATED RESULTS

NET SALES

Net sales in the first quarter of 2002 were $829 million, up slightly from $826 million in the first quarter of 2001.

A strong new housing market and a recovery in residential remodeling activity led to increased net sales for the Corporation's North American Gypsum segment. The increase in demand for gypsum wallboard from these markets resulted in higher operating rates in the gypsum industry and higher selling prices on gypsum wallboard. However, commercial construction, which is the major market for the Corporation's ceilings business and also important to the distribution business, remains weak. Consequently, net sales declined for Worldwide Ceilings primarily due to lower volume for domestic and international ceiling tile and grid. Net sales for Building Products Distribution were down primarily due to lower selling prices for its gypsum wallboard.

COST OF PRODUCTS SOLD

Cost of products sold in the first quarter of 2002 was $697 million, down 4% from $726 million a year ago primarily due to lower energy costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 21% versus the first quarter of 2001. This increase primarily reflects expenses in 2002 related to a Bankruptcy-Court-approved key employee retention program and prior-year reversals of accruals for incentive programs. As a percent of net sales, selling and administrative expenses were 9.9% in the first quarter of 2002, up from 8.2% in the comparable 2001 period.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with the Filing, the Corporation recorded pretax chapter 11 reorganization expenses of $2 million in the first quarter of 2002. These expenses consisted of legal and financial advisory fees of $4 million, partially offset by bankruptcy-related interest income of $2 million.

OPERATING PROFIT

Operating profit in the first quarter of 2002 was $48 million, up 50% from $32 million in the first quarter of 2001. This increase primarily reflects higher volume, increased selling prices and lower manufacturing costs for SHEETROCK brand gypsum wallboard.

INTEREST EXPENSE

Interest expense of $1 million was incurred in the first quarter of 2002, compared with $14 million in the first quarter of 2001. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued and recorded since the Petition Date. Consequently, comparisons of interest expense for the first quarters of 2002 and 2001 are not meaningful. For the first quarter of 2002, contractual interest expense not accrued and recorded on pre-petition debt totaled $18 million.

INTEREST INCOME

Interest income of $1 million was recorded in the first quarter of 2002. This amount represents interest earned on cash held by non-debtor subsidiaries.

INCOME TAXES

Income tax expense amounted to $21 million and $7 million in the first quarters of 2002 and 2001, respectively. The effective tax rates were 44.4% and 39.0% for the first three months of 2002 and 2001, respectively.

NET EARNINGS

Net earnings in the first quarter of 2002 were $26 million, up 136% from $11 million in the prior-year period. Diluted earnings per share increased 140% to $0.60 from $0.25 a year ago.


CORE BUSINESS RESULTS

(dollars in millions)                   NET SALES    OPERATING PROFIT
---------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,          2002     2001     2002    2001
---------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $ 483    $ 442    $  46    $   5
CGC Inc. (gypsum)                       50       50        6        6
Other subsidiaries*                     30       24        6        4
Eliminations                           (38)     (33)       -        -
---------------------------------------------------------------------
Total                                  525      483       58       15
---------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                    111      126        7        8
USG International                       42       54       (3)       -
CGC Inc. (ceilings)                     10       11        1        1
Eliminations                           (15)     (18)       -        -
---------------------------------------------------------------------
Total                                  148      173        5        9
---------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                 275      286        7       15
---------------------------------------------------------------------
Corporate                                -        -      (20)      (8)
Chapter 11 reorganization expenses       -        -       (2)       -
Eliminations                          (119)    (116)       -        1
---------------------------------------------------------------------
Total USG Corporation                  829      826       48       32
=====================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.


NORTH AMERICAN GYPSUM

Net sales of $525 million increased 9% from the first quarter of 2001, while operating profit rose to $58 million from $15 million.

Net sales for U.S. Gypsum increased 9% reflecting increased shipments and higher selling prices for SHEETROCK brand gypsum wallboard. U.S. Gypsum sold 2.6 billion square feet of SHEETROCK brand gypsum wallboard during the first quarter of 2002, a first quarter record for the company and a 13% increase over 2.3 billion square feet in the first quarter of 2001. The average realized price per thousand square feet (selling price less freight to the customer) was $95.84 in the first quarter of 2002. This price was up 4% from the average realized price of $92.31 in the first quarter of 2001, but down slightly from $96.22 in the fourth quarter of 2001.

First quarter 2002 operating profit for U.S. Gypsum increased to $46 million from $5 million in the first quarter of 2001. Increased shipments and higher selling prices for gypsum wallboard contributed to the increase in operating profit, but most of the improvement resulted from lower manufacturing costs. Manufacturing costs for gypsum wallboard were down primarily due to lower energy and raw material costs and from improved operating efficiencies.

U.S. Gypsum's wallboard plants operated at 95% of capacity in the first quarter of 2002 versus an estimated average rate of 86% for the U.S. wallboard industry. This compares with operating rates for the first quarter of 2001 of 83% for U.S. Gypsum and an estimated 78% for the industry. Industry shipments of gypsum wallboard in the first quarter of 2002 were up approximately 10% versus the same period in 2001.

Net sales of $50 million and operating profit of $6 million for the gypsum business of Canada-based CGC Inc. were unchanged from a year ago.

WORLDWIDE CEILINGS

Net sales of $148 million and operating profit of $5 million declined 14% and 44%, respectively, from the first quarter of 2001.

USG's domestic ceilings business, USG Interiors, Inc., reported a 12% drop in sales primarily due to lower volume. Shipments of domestic ceiling tile and grid are down in 2002 as the level of commercial construction, the primary market for USG Interiors' products, has weakened. Operating profit for USG Interiors decreased to $7 million from $8 million a year ago reflecting the lower volume, partially offset by cost reductions. USG Interiors became more efficient following the closure of a high-cost ceiling production line in the fourth quarter of 2001. Manufacturing costs also benefited from lower energy and raw materials costs.

Sales for USG International were down primarily due to lower demand in Europe where the market for commercial ceiling products has weakened. An operating loss for USG International of $3 million was experienced in the first quarter of 2002 compared with breakeven results in the first quarter of 2001.

Net sales for the ceilings division of CGC Inc. declined 9%, while operating profit was unchanged compared to the first quarter of 2001.

BUILDING PRODUCTS DISTRIBUTION

Net sales of $275 million and operating profit of $7 million were down 4% and 53%, respectively, from the first quarter of 2001. These declines primarily reflect lower selling prices for gypsum wallboard. In addition, sales and profit for L&W Supply's complementary building products, primarily drywall metal, joint treatment and ceiling products, also declined from the first quarter of 2001 as a result of competitive market conditions. L&W Supply currently operates 178 locations in the United States distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

During 2001, excess industry capacity led to significant declines in market prices for gypsum wallboard. However, market conditions for gypsum wallboard improved somewhat during the second half of 2001 due to growth in demand, the closure of some excess capacity and reduced operations by the Corporation and other gypsum wallboard manufacturers.

The outlook for 2002 is mixed. The new housing market has remained strong through the first three months of 2002. Growth in new housing and a recovery in residential remodeling resulted in a first quarter record for gypsum wallboard shipments. The favorable levels of activity in these markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and increased operating rates in the gypsum industry allowed selling prices to rise. Continued strength in these markets is uncertain and will rely on favorable levels of consumer confidence and interest rates. Commercial construction has been affected by white-collar-job layoffs and reduced corporate spending, which have caused office vacancy rates to increase in many markets. Commercial construction is expected to decline in 2002.

During 2002, the Corporation will remain focused on managing the fundamentals of its business such as customer satisfaction, costs and profitability and will diligently continue its attempt to resolve the Chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital (current assets less current liabilities) as of March 31, 2002, amounted to $938 million, and the ratio of current assets to current liabilities was 3.64-to-1. As of December 31, 2001, working capital amounted to $876 million, and the ratio of current assets to current liabilities was 3.73-to-1.

Cash and cash equivalents as of March 31, 2002, amounted to $523 million, compared with $493 million as of December 31, 2001. During the first quarter of 2002, net cash flows from operating activities totaled $45 million. Net cash flows to investing activities, which represented capital spending were $15 million. There were no financing activities during the first three months of 2002.

Receivables increased to $322 million as of March 31, 2002, from $274 million as of December 31, 2001, primarily reflecting a 21% increase in net sales for the month of March 2002 as compared with December 2001. Inventories and payables also were up from December 31, 2001, primarily due to the increased level of business. Inventories increased to $263 million from $254 million, and accounts payable increased to $164 million from $140 million.

DEBT

As of March 31, 2002, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2001, levels.

AVAILABLE LIQUIDITY

A $350 million DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of March 31, 2002, the Corporation had the capacity to borrow up to $330 million. There were no outstanding borrowings under the DIP Facility as of March 31, 2002. However, $11 million of standby letters of credit were issued, leaving $319 million of unused borrowing capacity available as of March 31, 2002. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. As of March 31, 2002, the Corporation had $523 million of cash and cash equivalents on a consolidated basis. Of this amount, $142 million was in the possession of non-Debtor subsidiaries.

CAPITAL EXPENDITURES

Capital spending amounted to $15 million in the first quarter of 2002 compared with $29 million in the corresponding 2001 period. As of March 31, 2002, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $79 million, compared with $63 million as of December 31, 2001.

During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital to fund potential future growth opportunities such as new products, acquisitions and joint ventures. In addition, one of the terms of the DIP Facility limits capital spending.

RESTRUCTURING ACTIVITIES

2001 Restructuring Plan: In the fourth quarter of 2001, the Corporation recorded a pretax charge of $12 million related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. The restructuring plan, which is expected to be completed in 2002, is intended to allow the Corporation to optimize its manufacturing operations.

Included in the $12 million charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations.

The reserve for this plan was included in accrued expenses on the consolidated balance sheets, and payments totaling $2 million and $1 million were charged against this reserve in the fourth quarter of 2001 and first quarter of 2002, respectively. All payments for the 2001 restructuring plan are being funded with cash from normal operations.

As of March 31, 2002, the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown and 206 employees have been terminated, and 26 open positions have been eliminated. The Fremont, Calif., plant closed in April 2002. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million.

2000 Restructuring Plan: In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. This restructuring was designed to streamline operations and improve business efficiency.

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

The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. An additional $2 million was charged against this reserve in the first quarter of 2002. All payments for this plan are being funded with cash from normal operations.

The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Final payments for expenses related to these closures are being made in the first half of 2002.

Annual savings from the 2000 restructuring initiatives are estimated at $40 million.

The following table details the restructuring reserves and first quarter 2002 activity (dollars in millions):


                                 RESERVE                   RESERVE
                                 BALANCE      RESERVE      BALANCE
                                12/31/01    UTILIZATION    3/31/02
------------------------------------------------------------------
2001 RESTRUCTURING:
Severance (primarily hourly)     $ 6          $(1)           $ 5
Line shutdown/removal and
 contract cancellations            2            -              2
----------------------------------------------------------------
Subtotal                           8           (1)             7
----------------------------------------------------------------

2000 RESTRUCTURING:
Severance (salaried)               -            -              -
Razing buildings and equipment     3           (2)             1
Line shutdown and removal          1            -              1
Contract cancellations
   and severance (hourly)          -            -              -
----------------------------------------------------------------
Subtotal                           4           (2)             2
----------------------------------------------------------------
Total                             12           (3)             9
================================================================


OTHER MATTERS

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. U.S. Gypsum continues to receive payments from its insurance carriers pursuant to previous settlements. Creditors' committees have been appointed representing asbestos personal injury and property damage claimants with pending claims against U.S. Gypsum, and the Bankruptcy Court is expected to appoint a legal representative for the interests of potential future asbestos claimants. As part of the bankruptcy proceeding, it will be determined which present and future asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Corporation is unable to predict the value that the court will assign to such claims.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Corporation adopted three new accounting standards in the first quarter of 2002.

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which became effective January 1, 2002, had no impact on the Corporation's financial statements upon adoption.

SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. This standard, which became effective January 1, 2002, had an immaterial impact on the Corporation's financial statements because goodwill is no longer subject to amortization. The Corporation's annual rate of goodwill amortization was approximately $4 million as of December 31, 2001. All of the Corporation's goodwill, which does not include any acquired intangible assets, will be assessed for impairment. As of the date of this report, the Corporation has not completed its test for impairment and therefore has not determined the full impact that the adoption of this standard will have on its financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which became effective January 1, 2002, had no impact on the Corporation's financial statements upon adoption.

The Corporation will adopt SFAS No. 143, "Accounting for Asset Retirement Obligations," in January 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard becomes effective January 1, 2003, and is likely to have an impact on the Corporation's financial statements. However, as of the date of this report, the Corporation has not determined what impact the adoption of this standard may have on its financial statements.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of March 31, 2002, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Corporation voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001. Management's plans in regard to these matters are also described in Note 2. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 11 to the condensed consolidated financial statements, raises substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                         /s/ ARTHUR ANDERSEN LLP

                                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
April 24, 2002

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

U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978. Certain of the asbestos lawsuits against U.S. Gypsum seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). A more detailed description of the Property Damage and Personal Injury Cases is set forth below.

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

U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to May 1, 2002. The Debtors filed a motion on April 30, 2002, seeking to extend the period of exclusivity until November 1, 2002. The motion will be heard later in May. The Debtors are likely to seek one or more additional extensions of the exclusivity period. It is the Debtors' intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of present and future asbestos claims, and, as a result of creation of the trust, the Bankruptcy Court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. However, there is no assurance that creation of a trust under Section 524(g) or the issuance of such a permanent injunction will be approved by the Bankruptcy Court. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation, and all other Debtor affiliates.

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

In orders subsequent to the reassignment, Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims and that other bankruptcy claims and issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will remain assigned to the bankruptcy Judge Randall J. Newsome in the United States Bankruptcy Court for the District of Delaware. The Corporation has requested Judge Wolin, with the possible assistance of a Special Master appointed by Judge Wolin, to conduct hearings to address key issues relevant to the liability of U.S. Gypsum for asbestos personal injury claims. At present, it is not known whether Judge Wolin will conduct the hearings requested by the Corporation or when these hearings might be held.

If the hearings on liability issues relating to asbestos personal injury claims do not go forward, or a consensual resolution is not reached as a result of the hearings or otherwise, the Corporation will employ other means to resolve its asbestos personal injury liability. These other means may include, but are not limited to, setting a bar date for filing asbestos personal injury claims and determining which of the subsequently filed claims are entitled to vote on and participate in an asbestos trust under 11 U.S.C. ss.524(g) of the Bankruptcy Code. A bar date proceeding likely would lengthen the bankruptcy case significantly.

The Corporation expects that U.S. Gypsum's liability for asbestos property damage claims will also be resolved in the reorganization proceeding, whether by including those liabilities in a ss.524(g) trust or by other means. Toward that end, the bankruptcy court has set a final date in January 2003, by which all entities with asbestos property damage claims or any other types of claims (except asbestos personal injury claims or claims derivative thereof) must file their claims against the Debtors in the bankruptcy proceeding. The Debtors will mail or publish notice of the claims bar date to potential asbestos property damage claimants as well as other claimants affected by the bar date. The bar date will be eight months from the beginning of the notice program, which is currently expected to commence in May 2002, with a bar date of January 15, 2003.

Given the current status of the Chapter 11 Cases, the Corporation is unable to forecast with any reasonable degree of certainty the timing or substance of the resolution of the Debtors' asbestos-related liability or the reorganization proceeding.

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

Personal Injury Cases: As reported by the Center for Claims Resolution (the "Center"), as described below, U.S. Gypsum was a defendant in approximately 106,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, and 80,000 claims in 1998.

Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center for Claims Resolution. From 1988 up to February 1, 2001, the Center administered, and arranged for the defense and settlement of, Personal Injury cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement. The Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer requires the services of the Center in negotiating or defending Personal Injury Cases.

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

In the first and second quarters of 2001, prior to the Filing, cash payments to resolve Personal Injury Cases increased dramatically, primarily as a result of the bankruptcy filings of other defendants in asbestos personal injury lawsuits. As a result of these bankruptcy filings, plaintiffs substantially increased their settlement demands to the remaining defendants, including U.S. Gypsum, to replace the expected payments of the bankrupt defendants. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.

In the first half of 2001 (up to the Petition Date), U.S. Gypsum closed approximately 18,900 Personal Injury Cases. In the first half of 2001 (up to the Petition Date), U.S. Gypsum's total asbestos-related cash payments, including defense costs, were approximately $124 million, of which approximately $10 million was paid or reimbursed by insurance. A portion of these payments was for settlements agreed to in prior periods. As of March 31, 2001, U.S. Gypsum had estimated that cash expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.

As a result of these increasing settlement demands and the concern that federal legislation addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, U.S. Gypsum concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Debtors filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As a result of the Filing, all Personal Injury Cases are stayed against U.S. Gypsum, new cases may not be filed due to the automatic stay, and payments relating to settlements of Personal Injury Cases before the Filing may not be made.

In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply Corporation, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. It is believed that L&W has been named as a defendant in Personal Injury Cases based on its role as a distributor of U.S. Gypsum products. Therefore, the Corporation expects that any asbestos-related liability of L&W would be derivative of the liability of U.S. Gypsum, and that any plan or plans of reorganization should reflect that L&W's liability, if any, rests with U.S. Gypsum as the manufacturer. However, because of the small number of Personal Injury Cases against L&W to date and the lack of development of the cases against L&W, the Corporation does not have sufficient information at this time to predict as to how any plan or plans of reorganization will address any asbestos-related liability of L&W and whether any such liability will be limited to L&W's role as a distributor of U.S. Gypsum products.

One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceeding, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwest United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage. The Corporation expects that any asbestos-related liability of Beadex will be addressed in the plan of reorganization. However, because of the small number of Personal Injury Cases pending against Beadex to date, the Corporation does not have sufficient information at this time to predict as to how any plan or plans of reorganization will address any asbestos-related liability of Beadex.

Insurance Coverage: As of the Petition Date, after deducting insurance used to date, U.S. Gypsum had approximately $76.3 million of insurance remaining to cover asbestos-related costs. After insurance payments to U.S. Gypsum in the third and fourth quarters of 2001, approximately $52 million remained as of December 31,

2001. After insurance payments of approximately $3 million in the first quarter of 2002, approximately $49 million remained as of March 31, 2002. This insurance is scheduled to be paid over a period of approximately three years.

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

Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, was unable to reasonably estimate the probable cost of resolving future asbestos claims in the tort system, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, as U.S. Gypsum entered into Long-Term Settlements of Personal Injury Cases, the Corporation undertook a detailed, independent study of U.S. Gypsum's current and potential future asbestos liability. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system. The analysis was completed in the fourth quarter of 2000.

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

In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability in the tort system for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax non-cash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. Substantially all of this reserve relates to the estimated costs of resolving then-pending asbestos personal injury claims and those expected to be filed through 2003, and the reserve reflected management's expectation that U.S. Gypsum's average payment per asbestos personal injury claim would increase at least in the short term due to distortions caused by the bankruptcy filings of other asbestos personal injury defendants discussed above. Less than 10 percent of the reserve is attributable to defense and administrative costs.

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

During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of March 31, 2002. Insurance recoveries during 2001 totaled $34 million, leaving U.S. Gypsum with a receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of approximately $52 million as of December 31, 2001. Insurance recoveries in the first quarter of 2002 totaled approximately $3 million, leaving U.S. Gypsum with a receivable from insurance carriers of approximately $49 million as of March 31, 2002. The above amounts are stated before tax benefit and are not discounted to present value.

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

As a result of the increased uncertainty of estimating asbestos liability due to the Filing, it is the Corporation's view that no change should be made to the previously recorded reserve for asbestos claims, (except to reflect obligations incurred prior to the Filing). However, it is possible that the cost of resolving asbestos claims will be greater than that set forth in the high end of the estimated reserve range. As the bankruptcy proceeding continues, it is expected that the Corporation will obtain additional information that may provide greater certainty to the expected range of liability.

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

On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 Cases to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the United States Bankruptcy Court for the District of Delaware and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, No. 01-08932. Judge Wolin has consolidated the Adversary Proceeding with similar adversary proceedings brought by Federal-Mogul Corp., et al., and Armstrong World Industries, Inc., et al., in their bankruptcy proceedings.

Due to the status of the Adversary Proceeding, the Corporation cannot predict whether or when any portion of the bond proceeds will be paid, what amount, if any, will be paid, and whether the letter of credit will be drawn.

Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability, except by reducing the reserve in accordance with obligations incurred prior to the Filing. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

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

         3(ii) Amended and Restated By-Laws of USG Corporation, dated as of March 22, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              USG CORPORATION



                                              By /s/ John Eric Schaal
                                                 -------------------------------

                                                 John Eric Schaal,
                                                 Associate General Counsel and
                                                 Corporate Secretary,
                                                 USG Corporation


                                              By /s/ Raymond T. Belz
                                                 -------------------------------
May 3, 2002
                                                 Raymond T. Belz,
                                                 Senior Vice President and
                                                 Controller