Form 10-Q
period 2002-06-30
USG CORP
filed 2002-08-13
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002
                                        -------------

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

As of June 30, 2002, 43,250,238 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                         Page
                                                                       --------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
             Three Months and Six Months
             Ended June 30, 2002 and 2001                                  3

        Consolidated Balance Sheets:
             As of June 30, 2002 and December 31, 2001                     4

        Consolidated Statements of Cash Flows:
             Six Months Ended June 30, 2002 and 2001                       5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                             35

Reports of Independent Public Accountants                                 48

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 51

Item 4. Submission of Matters to a Vote of Security Holders               51

Item 6. Exhibits and Reports on Form 8-K                                  52

SIGNATURES                                                                53

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS               SIX MONTHS
                                            ENDED JUNE 30,             ENDED JUNE 30,
                                       ------------------------  ------------------------
                                           2002        2001         2002          2001
                                       -----------  -----------  -----------  -----------
Net sales                              $       885  $       806  $     1,714  $     1,632
Cost of products sold                          718          736        1,415        1,462
Selling and administrative expenses             80           65          162          133
Chapter 11 reorganization expenses               7           10            9           10
                                       -----------  -----------  -----------  -----------
Operating profit (loss)                         80           (5)         128           27
Interest expense                                 2           16            3           30
Interest income                                 (1)          (2)          (2)          (3)
Other (income) expense, net                     (2)          (1)          (1)           -
                                       -----------  -----------  -----------  -----------
Earnings (loss) before income taxes
and cumulative effect of accounting
change                                          81          (18)         128            -
Income taxes (benefit)                          33           (5)          54            2
                                       -----------  -----------  -----------  -----------
Earnings (loss) before cumulative
effect of accounting change                     48          (13)          74           (2)
                                       -----------  -----------  -----------  -----------
Cumulative effect of accounting
change for SFAS No. 142                          -            -          (96)           -
                                       -----------  -----------  -----------  -----------
Net earnings (loss)                             48          (13)         (22)          (2)
                                       ===========  ===========  ===========  ===========

EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted before
  cumulative effect of accounting
  change                                      1.11        (0.29)        1.71        (0.04)

  Cumulative effect of accounting
  change for SFAS No. 142                        -            -        (2.22)           -
                                       -----------  -----------  -----------  -----------
  Basic and diluted                           1.11        (0.29)       (0.52)       (0.04)
                                       ===========  ===========  ===========  ===========
Dividends paid per common share                  -            -            -        0.025
Average common shares                   43,250,655   43,430,957   43,309,735   43,413,691
Average diluted common shares           43,250,655   43,430,957   43,309,735   43,431,296


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF        AS OF
                                                      JUNE 30,   DECEMBER 31,
                                                        2002        2001
                                                    -----------  -----------
ASSETS
Current Assets:
Cash and cash equivalents                           $       615  $       493
Receivables (net of reserves - $18 and $17)                 330          274
Inventories                                                 281          254
Income taxes receivable                                      61           76
Deferred income taxes                                        59           66
Other current assets                                         42           34
                                                    -----------  -----------
Total current assets                                      1,388        1,197

Property, plant and equipment (net of reserves
    for depreciation and depletion - $641 and $592)       1,786        1,800
Deferred income taxes                                       215          243
Other assets                                                131          224
                                                    -----------  -----------
Total Assets                                              3,520        3,464
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                            183          140
Accrued expenses                                            215          181
                                                    -----------  -----------
Total current liabilities                                   398          321

Long-term debt                                                2            2
Other liabilities                                           348          339
Liabilities subject to compromise                         2,287        2,311

Stockholders' Equity:
Preferred stock                                               -            -
Common stock                                                  5            5
Treasury stock                                             (256)        (255)
Capital received in excess of par value                     411          408
Accumulated other comprehensive loss                        (16)         (31)
Retained earnings                                           341          364
                                                    -----------  -----------
Total stockholders' equity                                  485          491
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity                3,520        3,464
                                                    ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                           SIX MONTHS
                                                         ENDED JUNE 30,
                                                    ------------------------
                                                       2002         2001
                                                    -----------  -----------
OPERATING ACTIVITIES:
Net loss                                            $       (22) $        (2)
Adjustments to reconcile net loss to net cash:
   Cumulative effect of accounting change                    96            -
   Depreciation, depletion and amortization                  51           53
   Deferred income taxes                                     33           94
(Increase) decrease in working capital:
    Receivables                                             (41)         (91)
    Inventories                                             (27)          13
    Payables                                                 43            1
    Accrued expenses                                         37          (39)
Increase in other assets                                     (8)         (19)
Increase in other liabilities                                 9            6
Increase (decrease) in asbestos reserve, net
   of receivables                                            11         (114)
Decrease in liabilities subject to compromise               (24)           -
Other, net                                                    1           33
                                                    -----------  -----------
Net cash from (to) operating activities                     159          (65)
                                                    -----------  -----------
INVESTING ACTIVITIES:
Capital expenditures                                        (38)         (57)
Net proceeds from asset dispositions                          1            1
                                                    -----------  -----------
Net cash to investing activities                            (37)         (56)
                                                    -----------  -----------
FINANCING ACTIVITIES:
Issuance of debt                                              -          262
Repayment of debt                                             -          (71)
Short-term borrowings, net                                    -          165
Cash dividends paid                                           -           (1)
                                                    -----------  -----------
Net cash from financing activities                            -          355
                                                    -----------  -----------

Net increase in cash and cash equivalents                   122          234

Cash and cash equivalents at beginning of period            493           70
                                                    -----------  -----------
Cash and cash equivalents at end of period                  615          304
                                                    ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 1           30
Income taxes paid (refunded), net                             6           (7)

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PREPARATION OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of USG Corporation and its subsidiaries ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2001 Annual Report on Form 10-K dated March 1, 2002.

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

         Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. By order dated July 14, 2002, the Bankruptcy Court appointed the Hon. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Corporation expects that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.

         Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, initially until May 1, 2002, and later until November 1, 2002. The Debtors are likely to seek one or more additional extensions of the exclusivity period depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

         The Corporation is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code.
         Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue, in connection with the confirmation of a plan of reorganization, a permanent injunction barring the assertion of present and future asbestos-related claims against the reorganized company and channeling those claims to an independent trust for payment in whole or in part. Among other things, the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent, and the plan must be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. However, there is no assurance that such creation of a trust for the Debtors under
         Section 524(g), or the issuance of such a permanent injunction, will be approved by the Bankruptcy Court.

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

         The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. While it is the Corporation's intent to seek a full recovery for its creditors, pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. The Corporation urges that appropriate caution be exercised with respect to existing and future investments in these claims and/or securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part I, Item 1. Financial Statements, Note 11. Litigation.

         In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments that began in January 2002. Expenses associated with this plan are being accrued pro rata over the term of the plan and amounted to $12 million in 2001, $5.6 million in the second quarter of 2002 and $11 million in the first six months of 2002.

         CHAPTER 11 FINANCING
         A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility, which matures on June 25, 2004, is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of June 30, 2002, the Corporation had the capacity to borrow up to $344 million. There were no outstanding borrowings under the DIP Facility as of June 30, 2002. However, $14 million of standby letters of credit were issued, leaving $330 million of unused borrowing capacity available as of June 30, 2002.

         FINANCIAL STATEMENT PRESENTATION
         The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is doubt about continuing the going-concern basis of presentation. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

         Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended and filed with the Bankruptcy Court on May 31, 2002, setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proof-of-claim process in the Chapter 11 Cases. The Bankruptcy Court has approved a bar date of January 15, 2003, by which proofs of claim must be filed against the Debtors for all claims other than asbestos personal injury claims.

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

         For the second quarter and first six months of 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $19 and $37 million, respectively. From the Petition Date through June 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $78 million.

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

         Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items as of June 30, 2002 (dollars in millions):

         Accounts payable                                        $       158
         Accrued expenses                                                 68
         Debt                                                          1,005
         Asbestos reserve                                              1,061
         Other long-term liabilities                                      36
                                                                 -----------
         Subtotal                                                      2,328

         Elimination of intercompany accounts payable                    (41)
                                                                 -----------
         Total liabilities subject to compromise                       2,287
                                                                 ===========

         Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following for the quarter and six months ended June 30, 2002 (dollars in millions):

                                                   Three Months  Six Months
                                                    -----------  -----------
         Legal and financial advisory fees          $         9  $        13
         Interest income                                     (2)          (4)
                                                    -----------  -----------
         Total Chapter 11 reorganization expenses             7            9
                                                    ===========  ===========

         DIP FINANCIAL STATEMENTS
         Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. On March 1, 2002, USG Funding, a non-debtor subsidiary of USG Corporation, declared a dividend in the amount of $50 million (subsequently reduced to $30 million in the second quarter) payable to the Parent Company, which was paid in effect by eliminating the intercompany payable from USG Corporation. This payment is included in other (income) expense, net in the DIP statement of earnings for the six months ended June 30, 2002. The condensed financial statements of the Debtors are presented as follows:


                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                            THREE MONTHS             SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                    ------------------------  --------------------------
                                                        2002         2001         2002         2001
                                                    -----------  -----------  -----------  -------------
Net sales                                           $       798  $       721  $     1,548  $       1,460

Cost of products sold                                       658          675        1,298          1,335
Selling and administrative expenses                          69           53          140            111
Chapter 11 reorganization expenses                            7           10            9             10
Interest expense                                              1           14            3             26
Other (income) expense, net                                  19            4          (31)             5
                                                    -----------  -----------  -----------  -------------
Earnings (loss) before income taxes
and cumulative effect of accounting
change                                                       44          (35)         129            (27)

Income taxes (benefit)                                       29          (10)          47             (6)
                                                    -----------  -----------  -----------  -------------
Earnings (loss) before cumulative
effect of accounting change                                  15          (25)          82            (21)

Cumulative effect of accounting
change for SFAS No. 142                                       -            -          (41)             -
                                                    -----------  -----------  -----------  -------------
Net earnings (loss)                                          15          (25)          41            (21)
                                                    ===========  ===========  ===========  =============

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF        AS OF
                                                      JUNE 30,   DECEMBER 31,
                                                        2002        2001
                                                    -----------  -----------
ASSETS
Cash and cash equivalents                           $       459  $       346
Receivables (net of reserves - $13 and $13)                 276          234
Inventories                                                 240          215
Income taxes receivable                                      62           77
Deferred income taxes                                        59           66
Other current assets                                         42           33
                                                    -----------  -----------
Total current assets                                      1,138          971

Property, plant and equipment (net of reserves
  for depreciation and depletion - $521 and $481)         1,569        1,581
Deferred income taxes                                       230          258
Other assets                                                472          494
                                                    -----------  -----------
Total Assets                                              3,409        3,304
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                            156          112
Accrued expenses                                            185          153
                                                    -----------  -----------
Total current liabilities                                   341          265

Other liabilities                                           340          333
Liabilities subject to compromise                         2,287        2,311

Stockholders' Equity:
Preferred stock                                               -            -
Common stock                                                  5            5
Treasury stock                                             (256)        (255)
Capital received in excess of par value                      98           95
Accumulated other comprehensive income                       15           12
Retained earnings                                           579          538
                                                    -----------  -----------
Total stockholders' equity                                  441          395
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity                3,409        3,304
                                                    ===========  ===========

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                    ------------------------
                                                       2002          2001
                                                    -----------  -----------
OPERATING ACTIVITIES:
Net earnings (loss)                                 $        41  $       (21)
Adjustments to reconcile net earnings (loss)
  to net cash:
   Cumulative effect of accounting change                    41            -
   Depreciation, depletion and amortization                  42           44
   Deferred income taxes                                     34           94
(Increase) decrease in working capital:
    Receivables                                             (27)         (66)
    Inventories                                             (25)          10
    Payables                                                 44            2
    Accrued expenses                                         34          (32)
Increase in post-petition intercompany receivable           (52)        (233)
Decrease (increase) in other assets                          23          (42)
Increase in other liabilities                                 8            6
Increase (decrease) in asbestos reserve, net
  of receivables                                             11         (114)
Decrease in liabilities subject to compromise               (24)           -
Other, net                                                   (7)          47
                                                    -----------  -----------
Net cash from (to) operating activities                     143         (305)
                                                    -----------  -----------
INVESTING ACTIVITIES:
Capital expenditures                                        (31)         (32)
Net proceeds from asset dispositions                          1            1
                                                    -----------  -----------
Net cash to investing activities                            (30)         (31)
                                                   ------------  -----------
FINANCING ACTIVITIES:
Issuance of debt                                              -          262
Repayment of debt                                             -          (56)
Short-term borrowings, net                                    -          200
Cash dividends paid                                           -           (1)
                                                    -----------  -----------
Net cash from financing activities                            -          405
                                                    -----------  -----------
Net increase (decrease) in cash and cash equivalents        113           69

Cash and cash equivalents at beginning of period            346           37
                                                    -----------  -----------
Cash and cash equivalents at end of period                  459          106
                                                    ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 1           26
Income taxes refunded, net                                   (1)         (16)

         INTERCOMPANY TRANSACTIONS
         In the normal course of business, the operating subsidiaries and the Parent Company engage in intercompany transactions. To document the relationships created by these transactions, the Parent Company and the operating subsidiaries, from the formation of USG Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions"). During the first six months of 2001, the Parent Company took steps to secure the obligations from each of the principal operating subsidiaries under the intercompany loan agreements when it became clear that U.S. Gypsum's asbestos liability claims were becoming an increasingly greater burden on the Corporation's cash resources.

         The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are tracked on a regular basis, with interest earned or paid on the balances. As of June 30, 2002, U.S. Gypsum's net pre-petition payable balance to the Parent Company for Intercompany Corporate Transactions was $311 million. USG Interiors, Inc.'s net pre-petition payable balance to the Parent Company was $110 million. L&W Supply Corporation had a net pre-petition receivable balance from the Parent Company of $43 million.

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

(3)      EARNINGS PER SHARE

         Basic earnings (loss) per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table (dollars in millions except share data):


                                                               NET       SHARES           PER SHARE
         THREE MONTHS ENDED JUNE 30,                EARNINGS (LOSS)       (000)              AMOUNT
         ------------------------------------------------------------------------------------------
         2002:
         Basic earnings                                    $    48       43,251       $        1.11
         Dilutive effect of stock options                                     -
         ------------------------------------------------------------------------------------------
         Diluted earnings                                       48       43,251                1.11
         ==========================================================================================
         2001:
         Basic loss                                            (13)      43,431               (0.29)
         Dilutive effect of stock options                                    -
         ------------------------------------------------------------------------------------------
         Diluted loss                                          (13)      43,431               (0.29)
         ==========================================================================================


         SIX MONTHS ENDED JUNE 30,
         ------------------------------------------------------------------------------------------
         2002:
         Basic loss                                            (22)      43,310               (0.52)
         Dilutive effect of stock options                                    -
         ------------------------------------------------------------------------------------------
         Diluted loss                                          (22)      43,310               (0.52)
         ==========================================================================================
         2001:
         Basic loss                                             (2)      43,414               (0.04)
         Dilutive effect of stock options                                   17
         ------------------------------------------------------------------------------------------
         Diluted loss                                           (2)      43,431               (0.04)
         ==========================================================================================




(4)      STOCK OPTION GRANTS

         As of June 30, 2002, common shares totaling 2,726,075 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,954,337 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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



                                                                THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                            2002              2001             2002              2001
         NET SALES:                                ------------------------------------------------------------------
         North American Gypsum                            $  551           $   458          $ 1,076           $   941
         Worldwide Ceilings                                  158               170              306               343
         Building Products Distribution                      306               287              581               573
         Eliminations                                       (130)             (109)            (249)             (225)
         ------------------------------------------------------------------------------------------------------------
         Total USG Corporation                               885               806            1,714             1,632
         ============================================================================================================
         OPERATING PROFIT (LOSS):
         North American Gypsum                                81               (20)              139               (5)
         Worldwide Ceilings                                   11                 9               16                18
         Building Products Distribution                       13                22               20                37
         Corporate                                           (17)               (7)             (37)              (15)
         Chapter 11 reorganization expenses                   (7)              (10)              (9)              (10)
         Eliminations                                        (1)                 1               (1)                2
         ------------------------------------------------------------------------------------------------------------
         Total USG Corporation                                80                (5)             128                27
         ============================================================================================================


(6)      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are summarized in the following tables (dollars in millions):


                                                                THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                            2002              2001             2002              2001
                                                   ------------------------------------------------------------------

         TOTAL COMPREHENSIVE INCOME (LOSS):
         Net earnings (loss)                              $   48         $     (13)           $ (22)         $     (2)
         Other comprehensive income (loss)                     2               (24)              15                15
         ------------------------------------------------------------------------------------------------------------
         Total                                                50               (37)              (7)               13
         ============================================================================================================
         OTHER COMPREHENSIVE INCOME (LOSS):
         After-tax gain (loss) on derivatives                 (5)              (31)               3                18
         Deferred currency translation                         7                 7               12                (3)
         ------------------------------------------------------------------------------------------------------------
         Total                                                 2               (24)              15                15
         ============================================================================================================

         The tax benefit on the loss on derivatives was $3 million for the second quarter of 2002 and $20 million for the second quarter of 2001. The tax expense on the gain on derivatives was $2 million for the first six months of 2002 and $11 million for the first six months of 2001. There was no tax impact on the foreign currency translation adjustments.

         Accumulated other comprehensive loss was $16 million as of June 30, 2002, and $31 million as of December 31, 2001. Included in accumulated other comprehensive loss were net after-tax derivative gains of $19 million and $16 million as of the respective dates. During the second quarter of 2002, $5 million of accumulated net after-tax gains ($8 million pretax) were reclassified from accumulated other comprehensive loss to earnings. As of June 30, 2002, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $11 million.


(7)      FINANCIAL INSTRUMENTS

         The Corporation uses derivative instruments to manage well-defined commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) and is reclassified to earnings when the underlying transaction has an impact on earnings.

         Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings.

         During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of natural gas swap contracts scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive loss and is reclassified into earnings in the period which the hedged forecasted transactions are scheduled to occur. As of June 30, 2002, $24 million ($15 million after-tax) remained in accumulated other comprehensive loss.

         During the first half of 2002, the Corporation entered into additional natural gas swap contracts. The fair value of all outstanding natural gas swap contracts was $8 million as of June 30, 2002, and all of these contracts mature by December 31, 2003.

         The Corporation also had swap agreements, maturing through 2003, with Enron to hedge the cost of wastepaper. During the second quarter of 2002, the Corporation paid $2.1 million to terminate all outstanding wastepaper swaps. Effective with Enron's bankruptcy filing in December 2001, the Corporation discontinued hedge accounting with respect to these swap contracts and changes in the fair value of these hedges were recognized in earnings during the period in which the change occurred. The fair value of the outstanding contracts in accumulated other comprehensive loss as of Enron's bankruptcy filing on December 2, 2001, was $2.4 million. In accordance with SFAS No. 133, this amount will be reclassified into earnings in the period when the hedged forecasted transactions are scheduled to occur. As of June 30, 2002, the amount remaining in accumulated other comprehensive loss was $1.5 million ($0.9 million after-tax).

         Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of June 30, 2002, the Corporation had no outstanding forward contracts.

         Interest Rate Derivative Instruments: The Corporation is exposed to interest rate changes and uses swap agreements from time to time to manage this exposure. As of June 30, 2002, the Corporation had no outstanding interest rate swap agreements.


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

         The reserve for this plan is included in accrued expenses on the consolidated balance sheets. Fourth quarter 2001 charges against the reserve included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $2 million of payments were charged against the reserve in the first six months of 2002. All payments for the 2001 restructuring plan are being funded with cash from normal operations.

         As of June 30, 2002, the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown and 258 employees have been terminated, and 26 open positions have been eliminated. The Fremont, Calif., plant ceased production in April 2002.

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

         The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. The remaining $4 million was charged against this reserve in the first six months of 2002. All payments for this plan were funded with cash from normal operations.

         The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001.

         The following table details the restructuring reserves and first six months 2002 activity (dollars in millions):



                                                           Writedown of
                                         Provisions       Assets to Net                       Reversal       Reserve
                                                for          Realizable             Cash            of       Balance
                                      Restructuring               Value         Payments       Reserve       6/30/02
         -----------------------------------------------------------------------------------------------------------
         2001 RESTRUCTURING:
         Severance (primarily hourly)          $  8             $     -           $   (3)         $  -         $   5
         Property, plant and
           equipment write-off                    2                  (2)               -             -             -
         Line shutdown/removal and
           contract cancellations                 2                   -               (1)            -             1
         -----------------------------------------------------------------------------------------------------------
         Subtotal                                12                  (2)              (4)            -             6
         -----------------------------------------------------------------------------------------------------------

         2000 RESTRUCTURING:
         Severance (salaried)                    16                   -              (16)            -             -
         Property, plant and
           equipment write-off                   15                 (15)               -             -             -
         Razing buildings and equipment          12                   -               (6)           (6)            -
         Line shutdown and removal                5                   -               (3)           (2)            -
         Contract cancellations
           and severance (hourly)                 2                   -               (1)           (1)            -
         -----------------------------------------------------------------------------------------------------------
         Subtotal                                50                 (15)             (26)           (9)            -
         -----------------------------------------------------------------------------------------------------------
         Total                                   62                 (17)             (30)           (9)            6
         ===========================================================================================================



(9)      NEW ACCOUNTING PRONOUNCEMENTS

         The Corporation adopted three new accounting standards in the first quarter of 2002.

         SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which became effective for the Corporation on January 1, 2002, had no impact on its financial statements upon adoption.

         SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. See Note 10, "Adoption of SFAS No. 142" for information regarding the adoption of this standard and the resulting impairment charge.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which became effective for the Corporation on January 1, 2002, had no impact on its financial statements upon adoption.

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


(10)     ADOPTION OF SFAS NO. 142

         On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets, it initiates an annual assessment of goodwill for impairment.

         During the second quarter of 2002, the Corporation completed its transition date assessment of goodwill. The assessment was performed for each reporting unit (as defined by SFAS No. 142) that has goodwill. For the Corporation, the reporting units with goodwill were the North American Gypsum and the Building Products Distribution operating segments.

         The Corporation determined that goodwill for its Building Products Distribution segment was not impaired, but will be reviewed at least annually for impairment. However, goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. As a result, the Corporation recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. In accordance with SFAS No. 142, the Corporation is reflecting this charge in its financial statements for the three months ended March 31, 2002.

         The reconciliation of pro forma net earnings, basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2001, is shown in the following table (dollars in millions except per-share data):




                                                                THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                      ---------------------------------------------------------------
                                                            2002              2001             2002              2001
                                                      ---------------------------------------------------------------
         NET EARNINGS (LOSS):
         Reported net earnings (loss)                     $   48         $     (13)        $    (22)         $     (2)
         Add back:
          Goodwill amortization,  net of tax                   -                 1                -                 2
          Cumulative effect of accounting
           change for SFAS No. 142                             -                 -               96                 -
         ------------------------------------------------------------------------------------------------------------
         Pro forma net earnings (loss)                        48               (12)              74                 -
         ============================================================================================================

         BASIC AND DILUTED EARNINGS
           (LOSS) PER SHARE:
         Reported basic and diluted                         1.11             (0.29)           (0.52)            (0.04)
         Add back:
          Goodwill amortization                                -              0.02                -              0.04
          Cumulative effect of accounting
           change for SFAS No. 142                             -                 -             2.22                 -
         ------------------------------------------------------------------------------------------------------------
         Pro forma basic and diluted                        1.11             (0.27)           1.71*                 -
         ============================================================================================================



         * The sum of the per-share components is not the same as the total.


(11)     LITIGATION

         ASBESTOS AND RELATED BANKRUPTCY LITIGATION

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

         As a result of the Filing, all pending Personal Injury and Property Damage Cases against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos lawsuits absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. The Bankruptcy Court has approved creditors' committees that represent claimants in Personal Injury and Property Damage Cases and, as noted below, a legal representative for future asbestos claimants. As part of the bankruptcy proceeding, it will be determined which asbestos claims should be allowed, or compensated, and the aggregate value of such claims.

         U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to November 1, 2002. The Debtors are likely to seek one or more additional extensions of the exclusivity period. It is the Debtors' intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of present and future asbestos claims, and, as a result of creation of the trust, the Bankruptcy Court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. However, there is no assurance that creation of a trust under Section 524(g) or the issuance of such a permanent injunction will be approved by the Bankruptcy Court. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation, and all other Debtor affiliates.

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

         In orders subsequent to the reassignment, Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims and that other bankruptcy claims and issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will remain assigned to Bankruptcy Judge Randall J. Newsome in the United States Bankruptcy Court for the District of Delaware.

         The Debtors have filed a motion requesting Judge Wolin to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors propose that, in these substantive estimation hearings, the court will hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors, and the Court will then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. The committee representing asbestos personal injury claimants opposes the substantive estimation hearings proposed by Debtors. The committee contends that U.S. Gypsum's liability for present and future asbestos personal injury claims should be based on extrapolation from U.S. Gypsum's settlement history of such claims and not on litigating liability issues in the bankruptcy proceeding. Pursuant to a schedule set by Judge Wolin, the Debtors and the committees are to complete the submission of briefs to the court on the issue of estimation hearings in late August 2002. At present, it is not known whether Judge Wolin will conduct the hearings requested by the Debtors or when these hearings might be held. The estimated amount of the Debtors' liability for present and future asbestos personal injury claims could be significantly different depending upon whether the estimated liability is based on substantive estimation, as proposed by Debtors, or based on the estimation protocol proposed by the committee representing the asbestos personal injury claimants.

         If the hearings on liability issues relating to asbestos personal injury claims do not go forward, or a consensual resolution is not reached as a result of the hearings or otherwise, the Corporation will employ other means to resolve the Debtors' asbestos personal injury liability. These other means may include, but are not limited to, setting a bar date for filing asbestos personal injury claims and determining which of the claims are entitled to vote on and participate in an asbestos trust under 11 U.S.C. ss.524(g) of the Bankruptcy Code. A bar date proceeding likely would lengthen the bankruptcy case significantly.

         By order dated July 14, 2002, the Bankruptcy Court appointed the Hon. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois.

         The Corporation expects that U.S. Gypsum's liability for asbestos property damage claims will also be resolved in the reorganization proceeding, whether by including those liabilities in a ss.524(g) trust or by other means. Toward that end, the Bankruptcy Court has set a bar date of January 15, 2003, by which all entities with asbestos property damage claims or any other types of claims (except asbestos personal injury claims or claims derivative thereof) must file their claims against the Debtors in the bankruptcy proceeding. The Debtors have mailed and published notice of the claims bar date to potential asbestos property damage claimants as well as other claimants affected by the bar date. The Official Committee of Asbestos Property Damage Claimants has appealed the Bankruptcy Court's order establishing a bar date for property damage claims. The appeal is pending before Judge Wolin, and he has not yet ruled on the appeal.

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

         Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered, and arranged for the defense and settlement of, Personal Injury cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement. The Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer requires the services of the Center in negotiating or defending Personal Injury Cases.

         In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' law firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims ("Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These Long-Term Settlements typically resolve claims for amounts consistent with historical per claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.

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

         Insurance Coverage: As of the Petition Date, after deducting insurance used to date, U.S. Gypsum had approximately $76.3 million of insurance remaining to cover asbestos-related costs. After insurance payments to U.S. Gypsum in the third and fourth quarters of 2001, approximately $52 million remained as of December 31, 2001. After insurance payments of approximately $11 million in the first six months of 2002, approximately $41 million remained as of June 30, 2002. This insurance is scheduled to be paid over a period of approximately three years through 2004.

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

         As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products sold by U.S. Gypsum and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the Long-Term Settlements described above; and anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.

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

         During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of June 30, 2002. Insurance recoveries during 2001 totaled $34 million, leaving U.S. Gypsum with a receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of approximately $52 million as of December 31, 2001. Insurance recoveries in the first six months of 2002 totaled approximately $11 million, leaving U.S. Gypsum with a receivable from insurance carriers of approximately $41 million as of June 30, 2002. The above amounts are stated before tax benefit and are not discounted to present value.

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

         As a result of the increased uncertainty of estimating asbestos liability due to the Filing, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims. However, it is possible that the cost of resolving asbestos claims will be greater than that set forth in the high end of the estimated reserve range. As the bankruptcy proceeding continues, it is expected that the Corporation will obtain additional information that may provide greater certainty to the expected range of liability.

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

         Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

         ENVIRONMENTAL LITIGATION

         The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on

         Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Debtors have been given permission by the Bankruptcy Court to satisfy environmental obligations up to $12 million. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position.

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

USG was the eighth major company with a large number of asbestos claims that filed a chapter 11 petition in the 18 months prior to the Petition Date. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and made cash payments of approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation. Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases pending as of December 31, 2000, and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total accrued reserve for asbestos claims to $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost per case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. Between January 1, 2001, and the Petition Date, according to the Center for Claims Resolution, U.S. Gypsum was served with more than 26,000 new claims. On a cash basis, U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to $162 million in 2000 and, absent the Filing, were expected to exceed $275 million in 2001. Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases, as discussed below.

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

Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. By order dated July 14, 2002, the Bankruptcy Court appointed the Hon. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Corporation expects that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part I,
Item 1. Note 11. "Litigation."

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

OUTCOME OF THE FILING
The Corporation is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization. While it is the Corporation's intent to seek a full recovery for its creditors, pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. It is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors, or the interests of the Corporation's equity security holders.


CONSOLIDATED RESULTS

NET SALES
Net sales in the second quarter of 2002 were $885 million, up 10% from $806 million in the second quarter of 2001. For the first six months of 2002, net sales totaled $1,714 million, up 5% from $1,632 million in the comparable 2001 period.

Increased demand for gypsum wallboard from the new housing and residential remodeling markets in 2002 resulted in higher operating rates in the gypsum industry and higher selling prices for gypsum wallboard. These factors led to increased net sales for the Corporation's North American Gypsum and Building Products Distribution segments in the second quarter and first six months of 2002. However, demand for ceiling tile and grid has weakened in Europe and other foreign markets. Consequently, net sales declined for Worldwide Ceilings primarily due to lower export shipments of ceiling tile and lower shipments of internationally-produced ceiling tile and grid.

COST OF PRODUCTS SOLD
Cost of products sold in the second quarter and first six months of 2002 were down 2% and 3%, respectively, versus the respective 2001 periods primarily due to lower energy and raw material costs and improved operating efficiencies for the North American Gypsum segment.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased $15 million, or 23%, for the second quarter and $29 million, or 22%, for the first six months of 2002 versus the comparable 2001 periods. A large portion of these increases related to a Bankruptcy-Court-approved key employee retention program. Expenses for this program, which began in the third quarter of 2001, amounted to $5.6 million in the second quarter and $11 million in the first six months of 2002. Higher expenses in 2002 also reflect a higher level of accruals for incentive compensation programs. As a percent of net sales, selling and administrative expenses for the quarter increased to 9.0% from 8.1% a year ago. For the first six months, expenses were 9.5% of net sales compared with 8.1% last year.

CHAPTER 11 REORGANIZATION EXPENSES
In connection with the Filing, the Corporation recorded pretax chapter 11 reorganization expenses of $7 million and $9 million in the second quarter and first six months of 2002, respectively. These expenses consisted of legal and financial advisory fees, partially offset by bankruptcy-related interest income. Comparable expenses of $10 million, including accelerated amortization of debt issuance costs of $2 million were recorded in the second quarter of 2001.

OPERATING PROFIT (LOSS)
Operating profit in the second quarter of 2002 was $80 million, up from an operating loss of $5 million in the second quarter of 2001. During the first six months of 2002, operating profit was $128 million compared with $27 million during the first six months of 2001. These increases primarily reflect higher volume, increased selling prices and lower manufacturing costs for SHEETROCK brand gypsum wallboard.

INTEREST EXPENSE
Interest expense of $2 million and $3 million was incurred in the second quarter and first six months of 2002, respectively. Interest expense amounted to $16 million and $30 million in the respective 2001 periods. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Consequently, comparisons of interest expense for 2002 and 2001 are not meaningful. For the second quarter and first six months of 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $19 million and $37 million, respectively.

INTEREST INCOME
Interest income was $1 million in the second quarter and $2 million in the first six months of 2002. These amounts represent interest earned on cash held by non-debtor subsidiaries.

INCOME TAXES (BENEFIT)
Income tax expense amounted to $33 million in the second quarter of 2002, compared with a benefit of $5 million in the second quarter of 2001. For the first six months, income tax expense amounted to $54 million in 2002 and $2 million in 2001. The Corporation's effective tax rate was 42.3% for the first six months of 2002. Because the Corporation's earnings before income taxes for the first six months of 2001 was zero, a comparison of the effective tax rates for the first six months of 2002 and 2001 is not meaningful.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142
On January 1, 2002, USG Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142, the Corporation determined that goodwill for its North American Gypsum segment was impaired and recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. See Recent Accounting Pronouncements below for more information related to the adoption of SFAS No. 142.

NET EARNINGS (LOSS)
Net earnings in the second quarter of 2002 were $48 million, or $1.11 per share, compared with a net loss of $13 million, or $0.29 per share, in the second quarter of 2001.

For the first six months of 2002, a net loss of $22 million, or $0.52 per share, was recorded. This loss included the goodwill impairment charge of $96 million, or $2.22 per share, described above. Excluding the goodwill impairment charge, pro forma net earnings for the first six months of 2002 were $74 million, or $1.71 per share. A net loss of $2 million, or $0.04 per share, was recorded in the first half of 2001.

CORE BUSINESS RESULTS

(dollars in millions)                    THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                      ------------------------------------------
NET SALES:                               2002      2001       2002       2001
                                      ------------------------------------------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    $   503    $   420    $   986    $   862
CGC Inc. (gypsum)                           56         49        106         99
Other subsidiaries*                         34         29         64         53
Eliminations                               (42)       (40)       (80)       (73)
--------------------------------------------------------------------------------
Total                                      551        458      1,076        941
--------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                        117        124        228        250
USG International                           44         54         86        108
CGC Inc. (ceiling)                          11         10         21         21
Eliminations                               (14)       (18)       (29)       (36)
--------------------------------------------------------------------------------
Total                                      158        170        306        343
--------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                     306        287        581        573
--------------------------------------------------------------------------------
Eliminations                              (130)      (109)      (249)      (225)
--------------------------------------------------------------------------------
Total USG Corporation                      885        806      1,714      1,632
================================================================================



OPERATING PROFIT (LOSS):

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                         68        (32)       114        (27)
CGC Inc. (gypsum)                            7          5         13         11
Other subsidiaries*                          6          7         12         11
--------------------------------------------------------------------------------
Total                                       81        (20)       139         (5)
--------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                         11         10         18         18
USG International                           (2)        (2)        (5)        (2)
CGC Inc. (ceiling)                           2          1          3          2
--------------------------------------------------------------------------------
Total                                       11          9         16         18
--------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                      13         22         20         37
--------------------------------------------------------------------------------
Corporate                                  (17)        (7)       (37)       (15)
Chapter 11 reorganization expenses          (7)       (10)        (9)       (10)
Eliminations                                (1)         1         (1)         2
--------------------------------------------------------------------------------
Total USG Corporation                       80         (5)       128         27
================================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM
Second quarter net sales of $551 million reflect an increase of 20% from the second quarter of 2001, while operating profit rose to $81 million from an operating loss of $20 million in the second quarter of 2001. First six months net sales of $1,076 million reflect an increase of 14% from the first six months of 2001. Operating profit for the first six months of 2002 was $139, compared with an operating loss of $5 million during the first half of 2001.

Second quarter net sales for U.S. Gypsum increased 20% reflecting increased shipments and higher selling prices for SHEETROCK brand gypsum wallboard. U.S. Gypsum sold 2.6 billion square feet of SHEETROCK brand gypsum wallboard during the second quarter of 2002, a second quarter record for the company and a 4% increase over 2.5 billion square feet sold in the second quarter of 2001. The average realized price per thousand square feet (selling price less freight to the customer) was $102.13 in the second quarter of 2002. This price was up 41% from the average realized price of $72.42 in the second quarter of 2001, and up 7% from $95.84 in the first quarter of 2002. Net sales for U.S. Gypsum also reflect record second quarter shipments of SHEETROCK brand joint compounds and DUROCK brand cement board.

Second quarter 2002 operating profit for U.S. Gypsum increased to $68 million from an operating loss of $32 million in the second quarter of 2001. Most of this improvement was attributable to higher selling prices for gypsum wallboard. Increased shipments and lower manufacturing costs also were contributing factors. Manufacturing costs for gypsum wallboard were down primarily due to lower energy and raw material costs and improved operating efficiencies.

U.S. Gypsum's wallboard plants operated at 95% of capacity in the second quarter of 2002 versus an estimated average rate of 84% for the U.S. wallboard industry. This compares with operating rates for the second quarter of 2001 of 88% for U.S. Gypsum and an estimated 80% for the industry. Industry shipments of gypsum wallboard in the second quarter of 2002 were up approximately 1% versus the same period in 2001.

Improved results also were recorded for the gypsum business of Canada-based CGC Inc. Second quarter net sales of $56 million and operating profit of $7 million represented increases of 14% and 40%, respectively, compared to 2001. For the first six months, net sales of $106 million and operating profit of $13 million were up 7% and 18%, respectively. These favorable results primarily reflect a higher level of shipments of wallboard in Canada due to a strong level of housing starts in the first half of 2002 and growth in Canadian repair and remodeling.

WORLDWIDE CEILINGS
Second quarter 2002 net sales of $158 million declined 7% versus the second quarter of 2001, while operating profit increased to $11 million from $9 million. For the first six months, net sales of $306 million and operating profit of $16 million each were down 11% from the comparable 2001 period.

USG's domestic ceilings business, USG Interiors, Inc., reported a 6% drop in second quarter 2002 net sales as compared with the second quarter of 2001. This decline was largely attributable to a 26% decrease in export shipments of ceiling tile primarily due to lower demand in Europe where the market for commercial ceiling products has weakened. Domestic shipments of ceiling tile increased slightly (up 1%). Shipments of ceiling grid, which are primarily to U.S. customers, were down 1%. Operating profit for USG Interiors increased to $11 million from $10 million a year ago primarily due to lower costs. Cost reductions resulted from lower energy and raw material cost and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.

Sales for USG International were down primarily due to lower demand for ceiling tile and grid in Europe. An operating loss for USG International of $2 million was experienced in the second quarter of 2002, unchanged from a year ago.

Net sales and operating profit for the ceilings division of CGC Inc. each increased by $1 million compared with the second quarter of 2001.

BUILDING PRODUCTS DISTRIBUTION
L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported second quarter 2002 net sales of $306 million, a 7% increase over the comparable 2001 period. However, operating profit of $13 million for the quarter declined 41%. The higher level of net sales was attributable to increases in L&W Supply's wallboard shipments (up 2%) and selling prices (up 12%). The decline in operating profit resulted from a 26% increase in wallboard unit costs, which primarily reflects manufacturers' selling prices.

For the first six months of 2002, net sales of $581 million rose 1%, while operating profit of $20 million fell 46% compared with the first six months of 2001. These results primarily reflect increased wallboard shipments (up 2%), higher selling prices (up 4%) and higher unit costs (up 12%).

L&W Supply currently operates 179 locations in the United States distributing a variety of gypsum, ceilings and related building materials.


MARKET CONDITIONS AND OUTLOOK

During 2001, excess industry capacity led to significant declines in market prices for gypsum wallboard. However, market conditions for gypsum wallboard improved somewhat during the second half of 2001 due to growth in demand, the closure of some excess industry capacity and reduced operations by the Corporation and other gypsum wallboard manufacturers.

The new housing market has remained strong through the first six months of 2002. Growth in new housing and a strong level of residential remodeling resulted in first and second quarter records for gypsum wallboard shipments. The favorable levels of activity in these markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and increased operating rates in the gypsum industry allowed selling prices to rise. Continued strength in these markets is uncertain and will depend on favorable demand factors such as levels of consumer confidence, interest rates and home affordability.

Commercial construction has been affected by reduced corporate earnings, resulting in lower investments in office and other commercial space. Commercial construction is expected to continue to decline in 2002.

During the second half of 2002, the Corporation will remain focused on managing the fundamentals of its businesses such as customer satisfaction, costs and profitability and will diligently continue its attempt to resolve the Chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
Working capital (current assets less current liabilities) as of June 30, 2002, amounted to $990 million, and the ratio of current assets to current liabilities was 3.49-to-1. As of December 31, 2001, working capital amounted to $876 million, and the ratio of current assets to current liabilities was 3.73-to-1.

Cash and cash equivalents as of June 30, 2002, amounted to $615 million, compared with $493 million as of December 31, 2001. During the first six months of 2002, net cash flows from operating activities totaled $159 million. Net cash flows to investing activities totaled $37 million and consisted of capital spending of $38 million, offset slightly by proceeds of $1 million from asset sales. Because of the Filing, there were no financing activities during the first half of 2002.

Receivables increased to $330 million as of June 30, 2002, from $274 million as of December 31, 2001, primarily reflecting a 17% increase in net sales for the month of June 2002 as compared with December 2001. Inventories and payables also were up from December 31, 2001, primarily due to the increased level of business. Inventories increased to $281 million from $254 million, and accounts payable increased to $183 million from $140 million.

DEBT
As of June 30, 2002, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2001, levels.

AVAILABLE LIQUIDITY
A $350 million DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of June 30, 2002, the

Corporation had the capacity to borrow up to $344 million. There were no outstanding borrowings under the DIP Facility as of June 30, 2002. However, $14 million of standby letters of credit were issued, leaving $330 million of unused borrowing capacity available as of June 30, 2002. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. As of June 30, 2002, the Corporation had $615 million of cash and cash equivalents on a consolidated basis. Of this amount, $156 million was in the possession of non-Debtor subsidiaries.

CAPITAL EXPENDITURES
Capital spending amounted to $38 million in the first six months of 2002 compared with $57 million in the corresponding 2001 period. In response to demand for joint compounds and cement board, new production facilities are under construction. A plant to produce SHEETROCK brand joint compounds is under construction in Glendale, Arizona, and a production line to manufacture DUROCK brand cement board is being built at U.S. Gypsum's Baltimore, Maryland, plant. As of June 30, 2002, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $67 million, compared with $63 million as of December 31, 2001.

During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. In addition, one of the terms of the DIP Facility limits capital spending.

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

The reserve for this plan is included in accrued expenses on the consolidated balance sheets. Fourth quarter 2001 charges against the reserve included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $2 million of payments were charged against the reserve in the first six months of 2002. All payments for the 2001 restructuring plan are being funded with cash from normal operations.

As of June 30, 2002, the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown and 258 employees have been terminated, and 26 open positions have been eliminated. The Fremont, Calif., plant ceased production in April 2002. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million.

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

The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. The remaining $4 million was charged against this reserve in the first six months of 2002. All payments for this plan were funded with cash from normal operations.

The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Annual savings from the 2000 restructuring initiatives are estimated at $40 million.

See Part I, Item 1. Note 8. "Restructuring" for additional information related to restructuring payments and reserve balances.

OTHER MATTERS

LEGAL CONTINGENCIES
As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. U.S. Gypsum continues to receive payments from its insurance carriers pursuant to previous settlements. Creditors' committees have been appointed representing asbestos personal injury and property damage claimants with pending claims against U.S. Gypsum, and the Bankruptcy Court has appointed the Hon. Dean M. Trafelet as the legal representative for the interests of potential future asbestos claimants. As part of the bankruptcy proceeding, it will be determined which present and future asbestos claims should be allowed, or compensated, and the aggregate value of such claims. The Corporation is unable to predict the value that the court will assign to such claims.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part I, Item 1. Note 11. "Litigation" for additional information on asbestos and environmental litigation.

RECENT ACCOUNTING PRONOUNCEMENTS
The Corporation adopted three new accounting standards in the first quarter of 2002.

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets, it initiates an annual assessment of goodwill for impairment. During the second quarter of 2002, the Corporation completed its transition date assessment of goodwill. The assessment was performed for each reporting unit (as defined by SFAS No. 142) that has goodwill. For the Corporation, the reporting units with goodwill were the North American Gypsum and the Building Products Distribution operating segments. The Corporation determined that goodwill for its Building Products Distribution segment was not impaired, but will be reviewed at least annually for impairment. However, goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. As a result, the Corporation recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. In accordance with SFAS No. 142, the Corporation is reflecting this charge in its financial statements for the three months ended March 31, 2002.

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which became effective for the Corporation on January 1, 2002, had no impact on its financial statements upon adoption.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This statement establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which became effective for the Corporation on January 1, 2002, had no impact on the Corporation's financial statements upon adoption.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of earnings for the three and six month periods ended June 30, 2002 and the consolidated statement of cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 11 to the consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 11 to the financial statements.


/s/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP

Chicago, Illinois
July 26, 2002

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REVIEW REPORTS

This is a copy of a review report previously issued by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.

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

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
April 24, 2002

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REVIEW REPORTS

This is a copy of a review report previously issued by Andersen. The report has not been reissued by Andersen nor has Andersen provided an awareness letter for the inclusion of its report in this Current Report on Form 10-Q.


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

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------

                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
July 24, 2001

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1. Note 11. "Litigation" for information concerning the asbestos and related bankruptcy litigation and environmental litigation.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) In accordance with the Corporation's notice and proxy statement dated March 29, 2002, the matter set forth in paragraph (b) below was submitted to a vote of stockholders at the annual meeting of stockholders held on May 8, 2002.

(b) The four director-nominees who received the highest vote totals, who were each re-elected to a three-year term of office, and whose terms in office will expire in 2005 were: Robert L. Barnett, David W. Fox, Valerie B. Jarrett and Marvin E. Lesser. The directors whose terms of office continued after the annual meeting of stockholders were: Keith
         A. Brown, James C. Cotting, Lawrence M. Crutcher, William C. Foote, W. Douglas Ford, John B. Schwemm and Judith A. Sprieser.

                                                         Votes      Abstentions
                                        Votes           Withheld     and Broker
                                         For           or Against    Non-Votes
                                      ------------------------------------------
           Election of Directors:

           Robert L. Barnett          38,667,146         307,464        -
           David W. Fox               38,651,851         322,759        -
           Valerie B. Jarrett         38,661,997         312,613        -
           Marvin E. Lesser           38,647,050         327,560        -

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

     (b) Reports on Form 8-K:

         A Form 8-K was filed on May 13, 2002, to report under Item 4 "Changes in Registrant's Certifying Accountant" that the Corporation dismissed Arthur Andersen LLP as its independent public accountants and engaged Deloitte & Touche LLP to serve as the Corporation's independent public accountants for the year ending December 31, 2002.

         A Form 8-K/A was filed on May 17, 2002, as an amendment of the Form 8-K that was filed on May 13, 2002.

         A Form 8-K was filed on July 18, 2002, to report under Item 5 "Other Events" that the Corporation, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," recorded a goodwill impairment charge of $96 million that was reported as a cumulative effect of a change in accounting principle as of January 1, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           USG CORPORATION



                                           By  /s/ William C. Foote
                                               ---------------------------------

                                               William C. Foote,
                                               Chairman, President and
                                               Chief Executive Officer


                                           By  /s/ Richard H. Fleming
                                               ---------------------------------

                                               Richard H. Fleming
                                               Executive Vice President and
                                               Chief Financial Officer,


                                           By  /s/ Raymond T. Belz
                                               ---------------------------------

                                               Raymond T. Belz,
                                               Senior Vice President and
                                               Controller,

August 13, 2002