Form 10-Q
period 2002-09-30
USG CORP
filed 2002-11-05
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
         -------------------

                                       OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to
                                                             --------   -------

                          Commission File Number 1-8864


                                 USG CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  36-3329400
-------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 125 South Franklin Street, Chicago, Illinois              60606-4678
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code       (312) 606-4000
                                                   ----------------------------

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

As of September 30, 2002, 43,249,351 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS
                                                                         Page
                                                                        ------

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
             Three Months and Nine Months
             Ended September 30, 2002 and 2001                             3

        Consolidated Balance Sheets:
             As of September 30, 2002 and December 31, 2001                4

        Consolidated Statements of Cash Flows:
             Nine Months Ended September 30, 2002 and 2001                 5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                             36

Item 4. Controls and Procedures                                           50

Reports of Independent Public Accountants                                 51

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 54

Item 6. Exhibits and Reports on Form 8-K                                  54

SIGNATURES                                                                55


                                       -2

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS                  NINE MONTHS
                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                         -------------------------     -------------------------
                                            2002           2001           2002          2001
                                         ----------     ----------     ----------     ----------
Net sales                                $      903     $      842     $    2,617     $    2,474
Cost of products sold                           749            734          2,164          2,196
Selling and administrative expenses              76             69            238            202
Chapter 11 reorganization expenses                3             (1)            12              9
Provision for restructuring expenses              -             (9)             -             (9)
                                         ----------     ----------     ----------     ----------
Operating profit                                 75             49            203             76
Interest expense                                  1              1              4             31
Interest income                                  (1)            (1)            (3)            (4)
Other expense (income), net                       -              2             (1)             2
                                         ----------     ----------     ----------     ----------
Earnings before income taxes and
cumulative effect of accounting
change                                           75             47            203             47
Income taxes                                     31             20             85             22
                                         ----------     ----------     ----------     ----------
Earnings before cumulative effect
of accounting change                             44             27            118             25
                                         ----------     ----------     ----------     ----------
Cumulative effect of accounting
change for SFAS No. 142                           -              -            (96)             -
                                         ----------     ----------     ----------     ----------
Net earnings                                     44             27             22             25
                                         ==========     ==========     ==========     ==========

EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted before
  cumulative effect of accounting
  change                                       1.03           0.61           2.73           0.57

  Cumulative effect of accounting
  change for SFAS No. 142                         -              -          (2.22)             -
                                         ----------     ----------     ----------     ----------
  Basic and diluted                            1.03           0.61           0.51           0.57
                                         ==========     ==========     ==========     ==========

Dividends paid per common share                   -              -              -          0.025
Average common shares                    43,251,295     43,460,145     43,292,083     43,423,602
Average diluted common shares            43,251,295     43,460,145     43,292,083     43,432,405



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                   AS OF             AS OF
                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002              2001
                                               -------------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                      $         596      $        493
Short-term marketable securities                          31                 -
Receivables (net of reserves - $18 and $17)              326               274
Inventories                                              291               254
Income taxes receivable                                    -                76
Deferred income taxes                                     57                66
Other current assets                                      39                34
                                               -------------      ------------
Total current assets                                   1,340             1,197

Long-term marketable securities                          121                 -
Property, plant and equipment (net of
   accumulated depreciation and depletion -
   $652 and $592)                                      1,781             1,800
Deferred income taxes                                    206               243
Other assets                                             117               224
                                               -------------      ------------
Total Assets                                           3,565             3,464
                                               =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                         194               140
Accrued expenses                                         231               181
Taxes on income                                            5                 -
                                               -------------      ------------
Total current liabilities                                430               321

Long-term debt                                             2                 2
Other liabilities                                        334               339
Liabilities subject to compromise                      2,276             2,311

Stockholders' Equity:
Preferred stock                                            -                 -
Common stock                                               5                 5
Treasury stock                                          (256)             (255)
Capital received in excess of par value                  411               408
Accumulated other comprehensive loss                     (23)              (31)
Retained earnings                                        386               364
                                               -------------      ------------
Total stockholders' equity                               523               491
                                               -------------      ------------
Total Liabilities and Stockholders' Equity             3,565             3,464
                                               =============      ============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                               -------------------------------
                                                    2002             2001
                                               -------------      ------------
OPERATING ACTIVITIES:
Net earnings                                   $          22      $         25
Adjustments to reconcile net earnings to
  net cash:
   Cumulative effect of accounting change                 96                 -
   Depreciation, depletion and amortization               77                80
   Deferred income taxes                                  45               106
(Increase) decrease in working capital:
Receivables                                               24               (93)
    Inventories                                          (37)                4
    Payables                                              59               102
    Accrued expenses                                      53                 7
Increase in other assets                                  (2)              (20)
Increase (decrease) in other liabilities                  (5)                9
Increase (decrease) in asbestos reserve,
   net of receivables                                     22              (102)
Decrease in liabilities subject to compromise            (35)              (46)
Other, net                                                (2)                32
                                               -------------      ------------
Net cash from operating activities                       317               104
                                               -------------      ------------
INVESTING ACTIVITIES:
Capital expenditures                                     (64)              (75)
Purchases of marketable securities                      (177)                 -
Sale or maturities of marketable securities               25                 -
Net proceeds from asset dispositions                       2                 1
                                               -------------      ------------
Net cash to investing activities                        (214)              (74)
                                               -------------      ------------
FINANCING ACTIVITIES:
Issuance of debt                                           -               262
Repayment of debt                                          -             (131)
Short-term borrowings, net                                 -               165
Cash dividends paid                                        -               (1)
                                               -------------      ------------
Net cash from financing activities                         -               295
                                               -------------      ------------
Net increase in cash and cash equivalents                103               325
Cash and cash equivalents at beginning
   of period                                             493                70
                                               -------------      ------------
Cash and cash equivalents at end of period               596               395
                                               =============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                              1                31
Income taxes refunded, net                               (41)               (4)

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


(2)  VOLUNTARY REORGANIZATION UNDER CHAPTER 11

     On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the ten United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

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

     CONSEQUENCES OF THE FILING
     The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is impossible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. The formulation and implementation of the plan of reorganization could take a significant period of time.

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

     Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, initially until May 1, 2002, then until November 1, 2002. The Debtors have sought an additional extension of the exclusivity period to May 1, 2003, and may seek one or more additional extensions depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

     The Corporation is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions, and relationships that were entered into prior to the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. While it is the Corporation's intent to seek a full recovery for its creditors, pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. The Corporation urges that appropriate caution be exercised with respect to existing and future investments in these claims and/or securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in
     Part I, Item 1. Note 12. "Litigation".

     In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments that began in January 2002. Expenses associated with this plan are being accrued pro rata over the term of the plan and amounted to $12 million in 2001, $5 million in the third quarter of 2002, and $16 million in the first nine months of 2002.

     CHAPTER 11 FINANCING
     A $350 million debtor-in-possession financing facility from JP Morgan Chase (the "DIP Facility") was approved by the Bankruptcy Court on July 31, 2001. The DIP Facility, which matures on June 25, 2004, is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of September 30, 2002, the Corporation had the capacity to borrow up to $338 million. There were no outstanding borrowings under the DIP Facility as of September 30, 2002. However, $15 million of standby letters of credit were outstanding, leaving $323 million of unused borrowing capacity available as of September 30, 2002.

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

     As reflected in the consolidated financial statements, "liabilities subject to compromise" refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Corporation's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations (ii) actions of the Bankruptcy Court (iii) further developments with respect to disputed claims (iv) rejection of executory contracts and unexpired leases (v) the determination as to the value of any collateral securing claims (vi) proofs of claim or (vii) other events. In particular, the amount shown for the Asbestos Reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Part I, Item
     1. Note 12. "Litigation" for additional information on asbestos and related bankruptcy litigation. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

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

     For the third quarter and first nine months of 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 and $55 million, respectively. From the Petition Date through September 30, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $96 million.

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

     Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items (dollars in millions):

                                                   AS OF             AS OF
                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002              2001
                                               -------------------------------
     Accounts payable                          $         158      $        162
     Accrued expenses                                     59                86
     Debt                                              1,005             1,005
     Asbestos reserve                                  1,061             1,061
     Other long-term liabilities                          36                38
     -------------------------------------------------------------------------
     Subtotal                                          2,319             2,352

     Elimination of intercompany
       accounts payable                                  (43)              (41)
     -------------------------------------------------------------------------
     Total liabilities subject to compromise           2,276             2,311
     =========================================================================

     Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following (dollars in millions):

                                        THREE MONTHS          NINE MONTHS
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                    ------------------------------------------
                                     2002         2001      2002         2001
                                    ------------------------------------------
     Legal and financial
       advisory fees                $    5       $    1    $   18       $    9
     Bankruptcy-related interest
       income                           (2)          (2)       (6)          (2)
     Accelerated amortization
       of debt issuance costs            -            -         -            2
     -------------------------------------------------------------------------
     Total chapter 11
       reorganization expenses           3           (1)       12            9
     =========================================================================


     DIP FINANCIAL STATEMENTS
     Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries:
     United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. On March 1, 2002, USG Funding, a non-debtor subsidiary of USG Corporation, declared a dividend in the amount of $50 million (subsequently reduced to $30 million in the second quarter) payable to the Parent Company, which was paid in effect by eliminating the intercompany payable from USG Corporation. This payment is included in other (income) expense, net in the DIP statement of earnings for the nine months ended September 30, 2002. The condensed financial statements of the Debtors are presented as follows:


                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                             THREE MONTHS              NINE MONTHS
                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                      ---------------------------------------------------
                                        2002          2001           2002         2001
                                      ---------     ---------     ---------     ---------
Net sales                             $     813     $     750     $   2,361     $   2,210

Cost of products sold                       684           668         1,982         2,003
Selling and administrative expenses          63            57           203           168
Chapter 11 reorganization expenses            3            (1)           12             9
Provision for restructuring expenses          -            (9)            -            (9)
Interest expense                              1             1             4            27
Other (income) expense, net                   -             -           (31)            5
                                      ---------     ---------     ---------     ---------
Earnings before income taxes and
cumulative effect of accounting
change                                       62            34           191             7

Income taxes                                 26            16            73            10
                                      ---------     ---------     ---------     ---------
Earnings (loss) before cumulative
effect of accounting change                  36            18           118            (3)

Cumulative effect of accounting
change for SFAS No. 142                       -             -           (41)            -
                                      ---------     ---------     ---------     ---------
Net earnings (loss)                          36            18            77            (3)
                                      =========     =========     =========     =========

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF          AS OF
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2002           2001
                                                  -------------   -----------
ASSETS
Cash and cash equivalents                         $         433   $       346
Short-term marketable securities                             31             -
Receivables (net of reserves - $13 and $13)                 273           234
Inventories                                                 247           215
Income taxes receivable                                       -            77
Deferred income taxes                                        57            66
Other current assets                                         38            33
                                                  -------------   -----------
Total current assets                                      1,079           971

Long-term marketable securities                             121             -
Property, plant and equipment (net of accumulated
  depreciation and depletion - $540 and $481)             1,568         1,581
Deferred income taxes                                       219           258
Other assets                                                457           494
                                                  -------------   -----------
Total Assets                                              3,444         3,304
                                                  =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                            166           112
Accrued expenses                                            198           153
Taxes on income                                               1             -
                                                  -------------   -----------
Total current liabilities                                   365           265

Other liabilities                                           326           333
Liabilities subject to compromise                         2,276         2,311

Stockholders' Equity:
Preferred stock                                               -             -
Common stock                                                  5             5
Treasury stock                                             (256)         (255)
Capital received in excess of par value                      98            95
Accumulated other comprehensive income                       15            12
Retained earnings                                           615           538
                                                  -------------   -----------
Total stockholders' equity                                  477           395
                                                  -------------   -----------
Total Liabilities and Stockholders' Equity                3,444         3,304
                                                  =============   -----------

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                       2002          2001
                                                  -------------   -----------
OPERATING ACTIVITIES:
Net earnings (loss)                               $          77   $        (3)
Adjustments to reconcile net earnings (loss)
  to net cash:
   Cumulative effect of accounting change                    41             -
   Depreciation, depletion and amortization                  63            68
   Deferred income taxes                                     46           108
(Increase) decrease in working capital:
Receivables                                                  38          (180)
    Inventories                                             (32)           (4)
    Payables                                                 55           107
    Accrued expenses                                         47             6
Decrease in pre-petition intercompany receivable              -             7
Increase in post-petition intercompany receivable           (44)         (108)
Decrease (increase) in other assets                          24           (41)
(Decrease) increase in other liabilities                     (7)            9
Increase (decrease) in asbestos reserve, net
  of receivables                                             22          (102)
Decrease in liabilities subject to compromise               (35)          (46)
Other, net                                                   (7)           42
                                                  -------------   -----------
Net cash from (to) operating activities                     288          (137)
                                                  -------------   -----------
INVESTING ACTIVITIES:
Capital expenditures                                        (50)          (44)
Purchases of marketable securities                         (177)            -
Sale or maturities of marketable securities                  25             -
Net proceeds from asset dispositions                          1             1
                                                  -------------   -----------
Net cash to investing activities                           (201)          (43)
                                                  -------------   -----------
FINANCING ACTIVITIES:
Issuance of debt                                              -           262
Repayment of debt                                             -           (56)
Short-term borrowings, net                                    -           200
Cash dividends paid                                           -            (1)
                                                  -------------   -----------
Net cash from financing activities                            -           405
                                                  -------------   -----------
Net increase in cash and cash equivalents                    87           225
Cash and cash equivalents at beginning of period            346            37
                                                  -------------   -----------
Cash and cash equivalents at end of period                  433           262
                                                  =============   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 1            26
Income taxes refunded, net                                  (50)          (16)

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

     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are tracked on a regular basis, with interest earned or paid on the balances. As of September 30, 2002, U.S. Gypsum's and USG Interiors' net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions were $301 million and $110 million, respectively. L&W Supply Corporation had a net pre-petition receivable balance from the Parent Company of $43 million.

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

(3)  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of common shares outstanding and, if applicable, the dilutive effect of the potential exercise of outstanding stock options. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions except share data):

                                               NET        SHARES     PER SHARE
     THREE MONTHS ENDED SEPTEMBER 30,       EARNINGS      (000)        AMOUNT
     -------------------------------------------------------------------------
     2002:
     Basic earnings                         $     44      43,251     $    1.03
     Dilutive effect of stock options                          -
     -------------------------------------------------------------------------
     Diluted earnings                             44      43,251          1.03
     =========================================================================
     2001:
     Basic earnings                               27      43,460          0.61
     Dilutive effect of stock options                          -
     -------------------------------------------------------------------------
     Diluted earnings                             27      43,460          0.61
     =========================================================================


     NINE MONTHS ENDED SEPTEMBER 30,
     -------------------------------------------------------------------------
     2002:
     Basic earnings                               22      43,292          0.51
     Dilutive effect of stock options                          -
     -------------------------------------------------------------------------
     Diluted earnings                             22      43,292          0.51
     =========================================================================
     2001:
     Basic earnings                               25      43,424          0.57
     Dilutive effect of stock options                          8
     -------------------------------------------------------------------------
     Diluted earnings                             25      43,432          0.57
     =========================================================================

(4)  STOCK OPTION GRANTS

     As of September 30, 2002, common shares totaling 2,701,825 were reserved for future issuance in conjunction with existing stock option grants. In addition, 1,981,587 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.


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

                                             THREE MONTHS            NINE MONTHS
                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                            2002        2001      2002          2001
     NET SALES:                           -------------------------------------------
     North American Gypsum                $   552     $   504    $ 1,628      $ 1,445
     Worldwide Ceilings                       162         168        468          511
     Building Products Distribution           317         294        898          867
     Eliminations                            (128)       (124)      (377)        (349)
     --------------------------------------------------------------------------------
     Total USG Corporation                    903         842      2,617        2,474
     ================================================================================
     OPERATING PROFIT (LOSS):
     North American Gypsum                     63          27        202           22
     Worldwide Ceilings                        15          10         31           28
     Building Products Distribution            18          16         38           53
     Corporate                                (17)        (12)       (54)         (27)
     Chapter 11 reorganization expenses        (3)          1        (12)          (9)
     Provision for restructuring expenses       -           9          -            9
     Eliminations                              (1)         (2)        (2)           -
     --------------------------------------------------------------------------------
     Total USG Corporation                     75          49        203           76
     ================================================================================

(6)  MARKETABLE SECURITIES

     During the third quarter of 2002, the Corporation began investing in marketable securities with maturities greater than three months. These securities are listed as either short- or long-term marketable securities on the consolidated balance sheet. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on the consolidated balance sheet. As of September 30, 2002, the Corporation's investments in marketable securities were as follows (dollars in millions):

                                                                          FAIR
                                                   AMORTIZED            MARKET
                                                        COST             VALUE
                                                   ---------------------------

     Asset-backed securities                       $      47         $      47
     U.S. government and agency securities                43                43
     Municipal securities                                 33                33
     Time deposits                                        18                18
     Corporate securities                                 11                11
     -------------------------------------------------------------------------
     Total marketable securities                         152               152
     =========================================================================

     Contractual maturities of marketable securities as of September 30, 2002, were as follows (dollars in millions):

                                                                          FAIR
                                                   AMORTIZED            MARKET
                                                        COST             VALUE
                                                   ---------------------------

     Due in one year or less                       $      31         $      31
     Due in 1-5 years                                     45                45
     Due in 5-10 years                                     5                 5
     Due after 10 years                                   24                24
     -------------------------------------------------------------------------
                                                         105               105
     Asset-backed securities                              47                47
     -------------------------------------------------------------------------
     Total marketable securities                         152               152
     =========================================================================

     Realized gains and losses were not material for the third quarter of 2002.

(7)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following table (dollars in millions):

                                             THREE MONTHS            NINE MONTHS
                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                          ------------------------------------------
                                            2002        2001      2002         2001
                                          ------------------------------------------
     Net earnings                         $    44     $    27    $    22      $   25
     -------------------------------------------------------------------------------

     Pretax gain (loss) on derivatives          -          (5)         5          25
     Income tax benefit (expense)               -           2         (2)        (10)
     -------------------------------------------------------------------------------
     After-tax gain (loss) on derivative        -          (3)         3          15
     -------------------------------------------------------------------------------
     Deferred currency translation             (7)         (5)         5          (8)
     -------------------------------------------------------------------------------
     Unrealized gain (loss) on marketable
       securities                               -           -          -           -
     -------------------------------------------------------------------------------
     Total comprehensive income                37          19         30          32
     ===============================================================================



     There was no tax impact on the foreign currency translation adjustments.

     The components of accumulated other comprehensive loss included on the consolidated balance sheet are summarized in the following table (dollars in millions):

                                                   AS OF             AS OF
                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002              2001
                                               -------------------------------
     After-tax gain (loss) on derivatives      $          19      $         16
     Deferred currency translation                       (42)              (47)
     Unrealized gain (loss) on
       marketable securities                               -                 -
     -------------------------------------------------------------------------
     Total accumulated other comprehensive loss          (23)              (31)
     =========================================================================

     During the third quarter of 2002, $2 million of accumulated net after-tax gains ($3 million pretax) on derivatives were reclassified from accumulated other comprehensive loss to earnings. As of September 30, 2002, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $12 million.



                                      -19

(8)  FINANCIAL INSTRUMENTS
     The Corporation uses derivative instruments to manage well-defined commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive loss on the consolidated balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings.

     Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. The fair value of all outstanding natural gas swap contracts was $10 million as of September 30, 2002, and all of these contracts mature by December 31, 2003.

     The Corporation had swap agreements, maturing through 2003, with Enron to hedge the cost of wastepaper. During the second quarter of 2002, the Corporation paid $2.1 million to terminate all outstanding wastepaper swaps. Effective with Enron's bankruptcy filing in December 2001, the Corporation discontinued hedge accounting with respect to these swap contracts and changes in the fair value of these hedges were recognized in earnings during the period in which the change occurred. The fair value of the outstanding contracts in accumulated other comprehensive loss as of Enron's bankruptcy filing on December 2, 2001, was $2.4 million. During the first nine months of 2002, $2.4 million was reclassified into earnings in accordance with SFAS No. 133.

     During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of natural gas swap contracts scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive loss and is reclassified into earnings in the period which the hedged forecasted transactions are scheduled to occur. As of September 30, 2002, $20 million ($12 million after-tax) remained in accumulated other comprehensive loss.

     Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded in accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of September 30, 2002, the Corporation had no outstanding forward contracts.


(9)  RESTRUCTURING

     2001 Restructuring Plan: In the fourth quarter of 2001, the Corporation recorded a pretax charge of $12 million related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. Included in the $12 million charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations. The 2001 restructuring is intended to allow the Corporation to optimize its manufacturing operations. Final payments associated with this plan are expected to be completed in the first half of 2003.

     The reserve for this plan is included in accrued expenses on the consolidated balance sheets. Fourth quarter 2001 charges against the reserve included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were charged against the reserve in the first nine months of 2002. All payments for the 2001 restructuring plan are being funded with cash from operations.

     As of September 30, 2002, 260 employees have been terminated, and 26 open positions have been eliminated and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown. The Fremont, Calif., plant ceased production in April 2002.

     2000 Restructuring Plan: In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. Included in the $50 million charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal, and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million was included in cost of products sold for the writedown of certain inventory. This restructuring was designed to streamline operations and improve business efficiency.

     During the third quarter of 2001, the Corporation reversed $9 million pretax of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September 2001 to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility.

     The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. The remaining $4 million was charged against this reserve in the first six months of 2002. All payments for this plan were funded with cash from operations.

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

     The following table details the reserves and activity for the 2001 and 2000 restructuring plans (dollars in millions):

                                                    Writedown of
                                     Provisions    Assets to Net                Reversal    Reserve
                                            for       Realizable        Cash          of    Balance
                                  Restructuring            Value    Payments     Reserve    9/30/02
     ----------------------------------------------------------------------------------------------
     2001 RESTRUCTURING:
     Severance (primarily hourly)         $   8            $   -       $  (3)      $   -      $   5
     Property, plant and
       equipment write-off                    2               (2)          -           -          -
     Line shutdown/removal and
       contract cancellations                 2                -          (2)          -          -
     ----------------------------------------------------------------------------------------------
     Subtotal                                12               (2)         (5)          -          5
     ----------------------------------------------------------------------------------------------

     2000 RESTRUCTURING:
     Severance (salaried)                    16                -         (16)          -          -
     Property, plant and
       equipment write-off                   15              (15)          -           -          -
     Razing buildings and equipment          12                -          (6)         (6)         -
     Line shutdown and removal                5                -          (3)         (2)         -
     Contract cancellations
       and severance (hourly)                 2                -          (1)         (1)         -
     ----------------------------------------------------------------------------------------------
     Subtotal                                50              (15)        (26)         (9)         -
     ----------------------------------------------------------------------------------------------
     Total                                   62              (17)        (31)         (9)         5
     ==============================================================================================


(10) NEW ACCOUNTING PRONOUNCEMENTS

     The Corporation adopted three new accounting standards in the first quarter of 2002.

     SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This standard, which became effective for the Corporation on January 1, 2002, had no impact on its financial statements upon adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill over its estimated useful life. See Note 11, "Adoption of SFAS No. 142" for information regarding the adoption of this standard and the resulting impairment charge.

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


(11) ADOPTION OF SFAS NO. 142

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

     The reconciliation of pro forma net earnings, basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2001, is shown in the following table (dollars in millions except per-share data):

                                             THREE MONTHS            NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                            2002       2001         2002       2001
                                          -------------------------------------------
     NET EARNINGS:
     Reported net earnings                $     44   $     27     $     22   $     25
     Add back:
      Goodwill amortization,  net of tax         -          1            -          3
      Cumulative effect of accounting
       change for SFAS No. 142                   -          -           96          -
     --------------------------------------------------------------------------------
     Pro forma net earnings                     44         28          118         28
     ================================================================================

     BASIC AND DILUTED EARNINGS
     PER SHARE:
     Reported basic and diluted               1.03       0.61         0.51       0.57
     Add back:
      Goodwill amortization                      -       0.02            -       0.06
      Cumulative effect of accounting
       change for SFAS No. 142                   -          -         2.22          -
     --------------------------------------------------------------------------------
     Pro forma basic and diluted              1.03       0.63         2.73       0.63
     ================================================================================


(12) LITIGATION

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

     U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization was previously extended by the Bankruptcy Court to November 1, 2002. The Debtors are seeking an additional extension of the exclusivity period to May 1, 2003, and may seek one or more additional extensions depending upon developments in the Chapter 11 Cases. It is the Debtors' intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of present and future asbestos claims, and, as a result of creation of the trust, the Bankruptcy Court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. However, there is no assurance that creation of a trust under Section 524(g) or the issuance of such a permanent injunction will be approved by the Bankruptcy Court. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation, and all other Debtor affiliates.

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

     In July 2002, the Bankruptcy Court appointed the Hon. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois.

     The Debtors have filed a motion requesting Judge Wolin to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors propose that, in these substantive estimation hearings, the court will hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors, and the Court will then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by Debtors, or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease.

     The Official Committee of Asbestos Personal Injury Claimants opposes the substantive estimation hearings proposed by Debtors. The committee contends that U.S. Gypsum's liability for present and future asbestos personal injury claims should be based on extrapolation from U.S. Gypsum's settlement history of such claims and not on litigating liability issues in the bankruptcy proceeding. The committee contends that the Court does not have the power to exclude claimants who do not meet objective evidence of asbestos-related disease if such claimants are compensated in the tort system outside of bankruptcy.

     Other constituencies have filed briefs with the Court indicating their views on the estimation protocol that should be adopted by the Court. Briefs supporting the Debtors' substantive estimation proposal were filed by the Official Committee of Unsecured Creditors as well as the United States Chamber of Commerce, the Coalition for Asbestos Justice (representing certain insurers), and a group of fourteen companies that are defendants in asbestos personal injury litigation but are not in bankruptcy. An unofficial committee representing select asbestos claimants (claimants who have cancer claims) has indicated that they endorse Debtors' substantive estimation proposal insofar as Debtors are asking the Court to address Debtors' liability for certain types of claims, but are opposed to Debtors' proposal in certain other respects. The legal representative for future asbestos claimants (described below) has endorsed the estimation protocol requested by the Official Committee of Asbestos Personal Injury Claimants.

     In August 2002, Debtors also filed a motion with Judge Wolin requesting the Court to issue a ruling declaring that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. The Debtors' motion is supported by the Official Committee of Unsecured Creditors as well as the unofficial committee representing select asbestos claimants and the group of fourteen companies that are defendants in asbestos personal injury litigation but are not in bankruptcy. The Debtors' motion on this voting issue has been stayed by order of Judge Wolin. It is anticipated that the Official Committee of Asbestos Personal Injury Claimants will oppose the Debtors' motion.

     At present, it is not known whether Judge Wolin will conduct the type of substantive estimation hearings requested by the Debtors, when these hearings might be held, or whether the Court will exclude from voting putative claimants who do not satisfy objective standards of asbestos-related disease. The estimated amount of the Debtors' liability for present and future asbestos personal injury claims could be significantly different depending upon whether the estimated liability is based on substantive estimation, as proposed by Debtors, or based on the estimation protocol proposed by the committee representing the asbestos personal injury claimants.

     If the hearings on liability issues relating to asbestos personal injury claims do not go forward, or a consensual resolution is not reached as a result of the hearings or otherwise, the Corporation will employ other means to resolve the Debtors' asbestos personal injury liability. These other means may include, but are not limited to, setting a bar date for filing asbestos personal injury claims and determining which of the claims are entitled to vote on and participate in an asbestos trust under 11 U.S.C. ss. 524(g) of the Bankruptcy Code. A bar date proceeding likely would lengthen the bankruptcy case significantly.

     The Corporation expects that U.S. Gypsum's liability for asbestos property damage claims will also be resolved in the reorganization proceeding, whether by including those liabilities in a ss. 524(g) trust or by other means. Toward that end, the Bankruptcy Court has set a bar date of January 15, 2003, by which all entities with asbestos property damage claims or any other types of claims (except asbestos personal injury claims or claims derivative thereof) must file their claims against the Debtors in the bankruptcy proceeding. The Debtors have mailed and published notice of the claims bar date to potential asbestos property damage claimants as well as other claimants affected by the bar date. The Official Committee of Asbestos Property Damage Claimants requested leave to appeal the Bankruptcy Court's order establishing a bar date for property damage claims. By order dated September 20, 2002, Judge Wolin denied the committee's request to appeal.

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

     As a result of these increasing settlement demands and the concern that federal legislation, if any, addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, U.S. Gypsum concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Debtors filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As a result of the Filing, all Personal Injury Cases are stayed against U.S. Gypsum, new cases may not be filed due to the automatic stay, and payments relating to settlements of Personal Injury Cases before the Filing may not be made.

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

     Insurance Coverage: As of the Petition Date, after deducting insurance used to date, U.S. Gypsum had $66 million of insurance remaining to cover asbestos-related costs. This figure is adjusted from the previously reported $76 million to reflect additional amounts received in an earlier period. After receipt of insurance payments, $30 million remained as of September 30, 2002. The increase of $22 million in asbestos reserve, net of receivables, for the first nine months of 2002 as shown on the consolidated statement of cash flows was attributable to changes in the asbestos insurance receivable. This insurance is scheduled to be collected at various times through 2004.

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

     Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease and occupational characteristics, and venue of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of asbestos-related disease of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation will be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

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

     During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of September 30, 2002. U.S. Gypsum has a receivable from insurance carriers (the estimated portion of the reserved amount that is expected to be paid or reimbursed by insurance) of $30 million as of September 30, 2002. The above amounts are stated before tax benefit and are not discounted to present value.

     It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

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

     When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time.

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

     Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the ten United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re: USG Corporation et al. (case no. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions:

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

BACKGROUND OF THE FILING
U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Chapter 11 filings during 2000 and early 2001 by other companies subject to asbestos litigation dramatically increased U.S. Gypsum's asbestos costs beyond its legitimate liability. The Corporation has been and continues to be committed to finding a legislative solution to the increase in asbestos costs. However, in 2001 it became apparent that a timely resolution to the problem through legislation was not feasible. The Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part I, Item 1. Note 12. "Litigation" for additional information on asbestos litigation.

USG was the eighth major company with a large number of asbestos claims that filed a chapter 11 petition in the 18 months prior to the Petition Date. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and made cash payments of approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation. Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases pending as of December 31, 2000, and expected to be filed through 2003 to be between $889 million and $1,281 million. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total accrued reserve for asbestos claims to $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost per case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. Between January 1, 2001, and the Petition Date, according to the Center for Claims Resolution, U.S. Gypsum was served with more than 26,000 new claims. On a cash basis, U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to $162 million in 2000 and, absent the Filing, were expected to exceed $275 million in 2001. Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases, as discussed below. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the results of operations in the period recorded.

CONSEQUENCES OF THE FILING
The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. However, it is impossible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. The formulation and implementation of the plan of reorganization could take a significant period of time.

Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court appointed the

Hon. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Corporation expects that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part I, Item 1. Note 12. "Litigation."

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

CONSOLIDATED RESULTS

NET SALES
Net sales in the third quarter and first nine months of 2002 were $903 million and $2,617 million, respectively, up 7% and 6% from the corresponding 2001 periods. These increases reflect higher levels of sales for the Corporation's North American Gypsum and Building Products Distribution segments, partially offset by lower sales for its Worldwide Ceilings business.

Net sales for North American Gypsum are up in 2002 primarily due to increased selling prices for SHEETROCK brand gypsum wallboard sold by United States Gypsum Company. These prices increased 23% for the third quarter and 21% for the first nine months of 2002 compared with last year's prices. Shipments of U.S. Gypsum's gypsum wallboard were up 4% for the first nine months, but were down 4% for the third quarter versus the same periods in 2001. Net sales for Building Products Distribution are up in 2002 primarily due to increased shipments and selling prices for gypsum wallboard sold by L&W Supply Corporation. For Worldwide Ceilings, demand for ceiling tile and grid has weakened in Europe and other foreign markets. Consequently, net sales for this business declined primarily due to lower export shipments of ceiling tile and lower shipments of internationally produced ceiling tile and grid.

COST OF PRODUCTS SOLD
Cost of products sold in the third quarter of 2002 increased 2% versus the third quarter of 2001 primarily due to higher manufacturing costs for SHEETROCK brand gypsum wallboard. These costs rose primarily due to higher prices for wastepaper, the primary raw material of wallboard paper. However, the higher gypsum wallboard costs were partially offset by cost reductions for ceiling tile resulting from lower energy and raw material costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001. For the first nine months of 2002, cost of products sold were down 1% from the comparable 2001 period.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses for the third quarter and first nine months of 2002 were $76 million and $238 million, up 10% and 18% from the respective 2001 periods. As a percent of net sales, selling and administrative expenses for the quarter increased to 8.4% from 8.2% a year ago. For the first nine months, expenses were 9.1% of net sales compared with 8.2% last year. Selling and administrative expenses reflect the impact of a Bankruptcy-Court-approved key employee retention plan, which became effective in the third quarter of 2001. Expenses associated with this plan are being accrued pro rata over the term of the plan and amounted to $5 million in the third quarter of 2002 and $16 million in the first nine months of 2002 compared with $5 million in the third quarter and first nine months of 2001. Expenses for the 2002 periods also reflect a higher level of accruals for incentive compensation associated with attainment of profit and other performance goals.

CHAPTER 11 REORGANIZATION EXPENSES
Chapter 11 reorganization expenses consist of the following (dollars in millions):

                                                    THREE MONTHS              NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  -------------------------------------------
                                                   2002         2001       2002         2001
                                                  -------------------------------------------
Legal and financial advisory fees                 $    5       $    1     $   18       $    9
Bankruptcy-related interest income                    (2)          (2)        (6)          (2)
Accelerated amortization of debt issuance costs        -            -          -            2
---------------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses               3           (1)        12            9
=============================================================================================


PROVISION FOR RESTRUCTURING EXPENSES
During the third quarter of 2001, the Corporation reversed $9 million pretax ($5 million after-tax) of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. Also during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million pretax ($2 million after-tax) to cost of products sold because the sale or use of certain affected inventory exceeded expectations. See Restructuring Activities below for additional information.

OPERATING PROFIT
Operating profit in the third quarter and first nine months of 2002 was $75 million and $203 million, up 53% and 167% from the respective 2001 periods. These increases primarily reflect increased selling prices for SHEETROCK brand gypsum wallboard.

INTEREST EXPENSE
Interest expense of $1 million and $4 million was incurred in the third quarter and first nine months of 2002, respectively. Interest expense amounted to $1 million and $31 million in the respective 2001 periods. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Consequently, a comparison of interest expense for the first nine months of 2002 and 2001 is not meaningful. For the third quarter and first nine months of 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million and $55 million, respectively.

INTEREST INCOME
Interest income was $1 million in the third quarter and $3 million in the first nine months of 2002. These amounts represent interest earned on cash held by non-debtor subsidiaries.

INCOME TAXES
Income taxes amounted to $31 million and $85 million in the third quarter and first nine months of 2002, respectively, compared with $20 million and $22 million in the corresponding 2001 periods. The effective tax rates were 41.7% and 46.3% for the first nine months of 2002 and 2001, respectively.

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

NET EARNINGS
Net earnings of $44 million, or $1.03 per share, were reported for the third quarter of 2002 compared with $27 million, or $0.61 per share, for the third quarter of 2001.

For the first nine months of 2002, net earnings of $22 million, or $0.51 per share, were reported versus net earnings of $25 million, or $0.57 per share, for the first nine months of 2001.

PRO FORMA NET EARNINGS
Net earnings for the first nine months of 2002 included the nontaxable goodwill impairment charge of $96 million, or $2.22 per share, described above. Excluding this charge, pro forma net earnings were $118 million, or $2.73 per share, for the first nine months of 2002.

Net earnings for the third quarter and first nine months of 2001 included the after-tax reversals of restructuring reserves of $5 million, or $0.12 per share, and restructuring-related inventory reserves of $2 million, or $0.04 per share, described above. Excluding these reversals, pro forma net earnings were $20 million, or $0.45 per share, for the third quarter of 2001 and $18 million, or $0.41 per share, for the first nine months of 2001.

CORE BUSINESS RESULTS

(dollars in millions)                  THREE MONTHS          NINE MONTHS
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                    ------------------------------------------
NET SALES:                            2002        2001      2002         2001
                                    ------------------------------------------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                 $   502     $   459    $ 1,488     $ 1,321
CGC Inc. (gypsum)                        56          53        162         152
Other subsidiaries*                      36          33        100          86
Eliminations                            (42)        (41)      (122)       (114)
------------------------------------------------------------------------------
Total                                   552         504      1,628       1,445
------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                     120         120        348         370
USG International                        46          54        132         162
CGC Inc. (ceilings)                       9          10         30          31
Eliminations                            (13)        (16)       (42)        (52)
------------------------------------------------------------------------------
Total                                   162         168        468         511
------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  317         294        898         867
------------------------------------------------------------------------------
Eliminations                           (128)       (124)      (377)       (349)
------------------------------------------------------------------------------
Total USG Corporation                   903         842      2,617       2,474
==============================================================================


OPERATING PROFIT (LOSS):

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                      50          13        164         (14)
CGC Inc. (gypsum)                         7           6         20          17
Other subsidiaries*                       6           8         18          19
------------------------------------------------------------------------------
Total                                    63          27        202          22
------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      13           9         31          27
USG International                         1          (1)        (4)         (3)
CGC Inc. (ceilings)                       1           2          4           4
------------------------------------------------------------------------------
Total                                    15          10         31          28
------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   18          16         38          53
------------------------------------------------------------------------------
Corporate                               (17)        (12)       (54)        (27)
Chapter 11 reorganization expenses       (3)          1        (12)         (9)
Provision for restructuring expenses      -           9          -           9
Eliminations                             (1)         (2)        (2)          -
------------------------------------------------------------------------------
Total USG Corporation                    75          49        203          76
==============================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM
Net sales in the third quarter and first nine months of 2002 were $552 million and $1,628 million, respectively, up 10% and 13% from the corresponding 2001 periods. Operating profit in the third quarter and first nine months of 2002 was $63 million and $202 million, respectively, compared with $27 million and $22 million for the corresponding 2001 periods.

Third quarter net sales for U.S. Gypsum increased 9% primarily due to higher selling prices for SHEETROCK brand gypsum wallboard. The average realized price per thousand square feet (selling price less freight to the customer) was $101.03 in the third quarter of 2002. This price was up 23% from the average realized price of $82.25 in the third quarter of 2001, but down 1% from $102.13 in the second quarter of 2002. U.S. Gypsum sold 2.6 billion square feet of SHEETROCK brand gypsum wallboard during the third quarter of 2002, a 4% decrease from 2.7 billion square feet sold in the third quarter of 2001. However, U.S. Gypsum experienced record third quarter shipments of SHEETROCK brand joint compounds and DUROCK brand cement board.

Third quarter 2002 operating profit for U.S. Gypsum increased to $50 million from $13 million in the third quarter of 2001. This improvement was primarily attributable to higher selling prices, partially offset by lower shipments and higher manufacturing costs for gypsum wallboard. Manufacturing costs increased primarily due to higher prices for wastepaper, the primary raw material of wallboard paper.

U.S. Gypsum's wallboard plants operated at 94% of capacity in the third quarter of 2002 versus an estimated average rate of 85% for the U.S. wallboard industry. This compares with operating rates for the third quarter of 2001 of 97% for U.S. Gypsum and an estimated 88% for the industry. Industry shipments of gypsum wallboard in the third quarter of 2002 were down approximately 3% versus the same period in 2001.

Improved results also were recorded for the gypsum business of Canada-based CGC Inc. Third quarter net sales of $56 million and operating profit of $7 million represented increases of 6% and 17%, respectively, compared to 2001. Most of the improvement in CGC's net sales and operating profit was due to higher shipments and selling prices for its SHEETROCK brand joint compounds and lower raw material costs.

WORLDWIDE CEILINGS
Net sales in the third quarter and first nine months of 2002 were $162 million and $468 million, respectively, down 4% and 8% from the corresponding 2001 periods. However, operating profit in the third quarter and first nine months of 2002 increased to $15 million and $31 million, respectively, up 50% and 11% from the comparable 2001 periods.

For USG Interiors, Inc., the Corporation's ceilings business in the United States, third quarter 2002 net sales were $120 million, unchanged from the third quarter of 2001. USG Interiors' domestic sales increased due to improved volume and pricing for ceiling tile and grid. However, these improvements were offset by a 21% decrease in export shipments of ceiling tile. The lower exports of ceiling tile primarily reflected lower demand in Europe where the market for commercial ceiling products has weakened. Third quarter operating profit for USG Interiors increased to $13 million from $9 million a year ago primarily due to lower costs. Cost reductions resulted from lower energy and raw material costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.

Net sales for USG International were down primarily due to lower demand for ceiling tile and grid in Europe. Operating profit for USG International of $1 million was experienced in the third quarter of 2002, compared to an operating loss of $1 million a year ago. This improvement was primarily attributable to lower costs at the Aubange, Belgium, plant.

Net sales and operating profit for the ceilings division of CGC Inc. each declined from the third quarter of 2001. These declines reflected lower grid and tile shipments due to softness in Canada's non-residential construction market.

BUILDING PRODUCTS DISTRIBUTION
L&W Supply, the largest specialty building products distribution business in the United States, reported third quarter 2002 net sales and operating profit of $317 million and $18 million, increases of 8% and 13% over the respective 2001 periods. Net sales rose primarily due to increased selling prices (up 9%) and a record level of shipments (up 1%) for gypsum wallboard sold by L&W Supply. In addition, sales of complementary building products increased 6%. The increase in operating profit was primarily attributable to higher operating profit for complementary building products (up 6%), which more than offset a lower gypsum wallboard margin. L&W Supply's gypsum wallboard margin declined as gypsum manufacturers' increased selling prices to L&W Supply were not fully passed on to its customers.

For the first nine months of 2002, net sales of $898 million rose 4% versus the first nine months of 2001 primarily due to higher gypsum wallboard selling prices (up 6%) and increased shipments (up 2%). However, operating profit of $38 million fell 28% primarily due higher gypsum wallboard unit costs (up 14%), which more than offset the increases in shipments and prices.

L&W Supply currently operates 180 locations in the United States distributing a variety of gypsum, ceilings and related building materials.


MARKET CONDITIONS AND OUTLOOK

The new housing market has remained strong through the first nine months of 2002. Growth in new housing and a strong level of residential remodeling resulted in first and second quarter records for gypsum wallboard shipments. Despite a 3% drop in industry shipments versus the third quarter of 2001, shipments in the third quarter of 2002 were still at a historically high level. The favorable levels of activity in the new housing and repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and increased operating rates in the gypsum industry allowed selling prices to rise in the first and second quarters. Prices have remained relatively stable in the third quarter of 2002. Commercial construction has been affected by reduced corporate earnings, resulting in lower investments in office and other commercial space.

The outlook for the Corporation's markets during the balance of the year is mixed. The Corporation expects demand for gypsum wallboard to remain strong, primarily due to the continued high demand for new homes. At the same time, nonresidential construction, the principal market for the Corporation's ceiling products, is likely to remain weak. In addition, recent increases in wastepaper prices are causing wallboard manufacturing costs to rise. The Corporation continues to face a very uncertain economic environment. The effect of this uncertainty, including the recent declines in consumer confidence, could negatively affect the Corporation's businesses.

During the fourth quarter of 2002, the Corporation will closely monitor developments in this soft economy while remaining focused on managing the fundamentals of its businesses such as customer satisfaction, costs and profitability and will diligently continue its attempt to resolve the Chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
Working capital (current assets less current liabilities) as of September 30, 2002, amounted to $910 million, and the ratio of current assets to current liabilities was 3.12-to-1. As of December 31, 2001, working capital amounted to $876 million, and the ratio of current assets to current liabilities was 3.73-to-1.

Cash and cash equivalents as of September 30, 2002, amounted to $596 million, compared with $493 million as of December 31, 2001. During the first nine months of 2002, net cash flows from operating activities totaled $317 million. Net cash flows to investing activities totaled $214 million and consisted of capital spending of $64 million, purchases of marketable securities, net of sales and maturities, of $152 million, offset slightly by proceeds of $2 million from asset sales. Because of the Filing, there were no financing activities during the first nine months of 2002.

As of September 30, 2002, $121 million was invested in long-term marketable securities and $31 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on the consolidated balance sheet.

Receivables increased to $326 million as of September 30, 2002, from $274 million as of December 31, 2001, primarily reflecting a 22% increase in net sales for the month of September 2002 as compared with December 2001. Inventories and payables also were up from December 31, 2001, primarily due to the increased level of business. Inventories increased to $291 million from $254 million, and accounts payable increased to $194 million from $140 million.

DEBT
As of September 30, 2002, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2001, levels.

AVAILABLE LIQUIDITY
A $350 million DIP Facility is available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. As of September 30, 2002, the Corporation had the capacity to borrow up to $338 million. There were no outstanding borrowings under the DIP Facility as of September 30, 2002. However, $15 million of standby letters of credit were outstanding, leaving $323 million of unused borrowing capacity available as of September 30, 2002. The Corporation believes that cash available from operations and the DIP Facility will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption. As of September 30, 2002, the Corporation, on a consolidated basis, had $596 million of cash and cash equivalents and $152 million of marketable securities. Of the total amount of cash, $163 million was in the possession of non-Debtor subsidiaries.

CAPITAL EXPENDITURES
Capital spending amounted to $64 million in the first nine months of 2002 compared with $75 million in the corresponding 2001 period. In response to demand, construction of a new production line to manufacture DUROCK brand cement board was completed in the third quarter of 2002 at U.S. Gypsum's Baltimore, Maryland, plant and a new plant to produce SHEETROCK brand joint compounds is under construction in Glendale, Arizona. The Glendale plant is expected to be completed by year-end 2002. As of September 30, 2002, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $69 million, compared with $63 million as of December 31, 2001.

During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. In addition, one of the terms of the DIP Facility limits capital spending to a total of $175 million per year. Within such constraints, the Corporation expects to be able to maintain a program of capital spending aimed at focused areas of growth within its businesses.

RESTRUCTURING ACTIVITIES
2001 Restructuring Plan: In the fourth quarter of 2001, the Corporation recorded a pretax charge of $12 million related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. Included in the $12 million charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations. The 2001 restructuring is intended to allow the Corporation to optimize its manufacturing operations. Final payments associated with this plan are expected to be completed in the first half of 2003.

The reserve for this plan is included in accrued expenses on the consolidated balance sheets. Fourth quarter 2001 charges against the reserve included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were charged against the reserve in the first nine months of 2002. All payments for the 2001 restructuring plan are being funded with cash from operations.

As of September 30, 2002, 260 employees have been terminated, and 26 open positions have been eliminated and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, have been shutdown. The Fremont, Calif., plant ceased production in April 2002. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million.

2000 Restructuring Plan: In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. Included in the $50 million charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal, and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million was included in cost of products sold for the writedown of certain inventory. This restructuring was designed to streamline operations and improve business efficiency.

During the third quarter of 2001, the Corporation reversed $9 million pretax of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September 2001 to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility.

The reserve for the 2000 restructuring was included in liabilities subject to compromise on the consolidated balance sheets and payments totaling $22 million were charged against this reserve through December 31, 2001. The remaining $4 million was charged against this reserve in the first six months of 2002. All payments for this plan were funded with cash from operations.

The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Annual savings from the 2000 restructuring initiatives are estimated at $40 million. See Part I, Item 1. Note 9. "Restructuring" for additional information related to restructuring payments and reserve balances.


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

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part I, Item 1. Note 12. "Litigation" for additional information on asbestos and environmental litigation.

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


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, may differ from management's expectations. Actual business or other conditions may also differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; increases in raw material and energy costs; and the unpredictable effects of the global war on terrorism upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.


ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in the Rules 13a-14(c) and 15-d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls subsequent to the Evaluation Date.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of earnings for the three and nine month periods ended September 30, 2002 and the consolidated statement of cash flows for the nine month period ended September 30, 2002. These financial statements are the responsibility of the Corporation's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 12 to the consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 12 to the financial statements.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
October 23, 2002

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


                                                /s/ ARTHUR ANDERSEN LLP

                                                ARTHUR ANDERSEN LLP

Chicago, Illinois
October 24, 2001

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1. Note 12. "Litigation" for information concerning the asbestos and related bankruptcy litigation and environmental litigation.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         3(c) Amended and Restated By-Laws of USG Corporation.

         15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

         99. Certifications of USG Corporation's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  (b)    Reports on Form 8-K:

         A Form 8-K was filed on August 13, 2002, to report under Item 9 "Regulation FD Disclosure" that the Corporation submitted to the Securities and Exchange Commission the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commission's June 27, 2002, Order requiring the filing of sworn statements pursuant to
         Section 21(a)(1) of the Securities Exchange Act of 1934.

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



                                         USG CORPORATION



                                         By  /s/ William C. Foote
                                             ---------------------------------

                                             William C. Foote,
                                             Chairman, Chief Executive Officer
                                             and President


                                         By  /s/ Richard H. Fleming
                                             ---------------------------------

                                             Richard H. Fleming
                                             Executive Vice President and
                                             Chief Financial Officer,


                                         By  /s/ D. Rick Lowes
                                             ---------------------------------

                                             D. Rick Lowes,
                                             Vice President and Controller,

November 5, 2002

                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William C. Foote, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of USG Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of USG Corporation as of, and for, the periods presented in this quarterly report;

4. USG Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USG Corporation and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to USG Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of USG Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. USG Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 5, 2002               /s/ William C. Foote
                               -----------------------------------------------
                               William C. Foote
                               Chairman, Chief Executive Officer and President

                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard H. Fleming, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of USG Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of USG Corporation as of, and for, the periods presented in this quarterly report;

4. USG Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USG Corporation and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to USG Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of USG Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. USG Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 5, 2002                    /s/ Richard H. Fleming
                                    ------------------------------------------
                                    Richard H. Fleming
                                    Executive Vice President and
                                    Chief Financial Officer