Form 10-K
period 2002-12-31
USG CORP
filed 2003-02-27
CIK 757011

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

                                -----------------

(Mark One)

   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934
                    For the transition period from ____________ to ____________.

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

                                -----------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Exchange on
          Title of Each Class                         Which Registered
          -------------------                         ----------------

                                                  New York Stock Exchange
      Common Stock, $0.10 par value               Chicago Stock Exchange
      ------------------------------------        ------------------------------

                                                  New York Stock Exchange
      Preferred Share Purchase Rights             Chicago Stock Exchange
      ------------------------------------        ------------------------------


      8.5% Senior Notes, Due 2005                 New York Stock Exchange
      ------------------------------------        ------------------------------


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----   ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)    Yes  X   No
                                           ----    ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.            Yes  X     No
                                     ----      ----
     As of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of USG Corporation common stock held by non-affiliates based upon the New York Stock Exchange closing prices was approximately $305,125,000.
     As of January 31, 2003, 43,238,341 shares of common stock were outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain sections of the Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 14, 2003, are incorporated by reference into Part III of this Form 10-K Report where indicated.




                               TABLE OF CONTENTS

PART I                                                                                                         Page
------                                                                                                         ----
Item   1.     Business........................................................................................   3
Item   2.     Properties .....................................................................................   7
Item   3.     Legal Proceedings...............................................................................   9
Item   4.     Submission of Matters to a Vote of Security Holders.............................................   9

PART II
-------
Item   5.     Market for the Registrant's Common Stock and Related Stockholder Matters .......................  10
Item   6.     Selected Financial Data ........................................................................  10
Item   7.     Management's Discussion and Analysis of Results of Operations and Financial Condition ..........  10
Item   7a.    Quantitative and Qualitative Disclosures About Market Risks.....................................  24
Item   8.     Financial Statements and Supplementary Data ....................................................  25
Item   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........  65

PART III
--------
Item  10.     Directors and Executive Officers of the Registrant .............................................  65
Item  11.     Executive Compensation .........................................................................  67
Item  12.     Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters .........................................................................  67
Item  13.     Certain Relationships and Related Transactions .................................................  67
Item  14.     Controls and Procedures.........................................................................  68

PART IV
-------
Item  15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  68

Signatures....................................................................................................  73
Certifications ...............................................................................................  74

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

     On June 25, 2001, the parent company of the Corporation and 10 of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The chapter 11 cases of the Debtors have been consolidated for purposes of joint administration as In re: USG Corporation et al. (Case No. 01-2094). This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the United States Bankruptcy Code. These cases do not include any of the Corporation's non-U.S. subsidiaries. See Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and
Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 18. Litigation for additional information on the bankruptcy proceedings and asbestos litigation.

     The Corporation's operations are organized into three operating segments:
North American Gypsum, Worldwide Ceilings and Building Products Distribution.


NORTH AMERICAN GYPSUM

Business

     North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico, S.A. de C.V. ("USG Mexico") in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 2002. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.

Products

     North American Gypsum's products are used in a variety of building and industrial applications. Gypsum panel products are used to finish the interior walls and ceilings in residential, commercial and institutional construction. These products provide aesthetic as well as sound-dampening and fire-retarding value. The majority of these products are sold under the SHEETROCK brand name. Also sold under the SHEETROCK brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK line of cement board and accessories provides fire-resistant and water-damage-resistant assemblies for both interior and exterior construction. The FIBEROCK line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment, as well as sheathing panels used as a substrate for most exterior systems. The Corporation produces a variety of plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK brand gypsum wallboard, these products provide aesthetic, sound-dampening and fire-retarding value. Plaster products are sold under the trade names RED TOP, IMPERIAL and DIAMOND. The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

Manufacturing

     North American Gypsum's products are manufactured at 46 plants located throughout the United States, Canada and Mexico.

      Gypsum rock is mined or quarried at 15 company-owned locations in North America. In 2002, these locations provided approximately 71% of the gypsum used by the Corporation's plants in North America. Certain plants purchase or acquire synthetic gypsum and natural gypsum rock from various outside sources. Outside purchases or acquisitions accounted for 29% of the gypsum used in the Corporation's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 26 years of operation based on the Corporation's average annual production of crude gypsum during the past five years. Proven reserves contain approximately 265 million tons. Additional reserves of approximately 148 million tons are found on four properties not in operation. The Corporation's total average annual production of crude gypsum during the past five years was 10 million tons.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of the Corporation's wallboard production processes.

Marketing and Distribution

     Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of the Corporation, building materials dealers, home improvement centers and other retailers, contractors and specialty wallboard distributors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2002, about 45% of total industry volume demand for gypsum wallboard was generated by new residential construction activity, 38% of volume demand was generated by residential and nonresidential repair and remodel activity, 10% of volume demand was generated by new nonresidential construction activity, and the remaining 7% of volume demand was generated by other activities such as exports and temporary construction.

Competition

     The Corporation competes in North America as the largest of 10 producers of gypsum wallboard products and in 2002 accounted for approximately one-third of total gypsum wallboard sales in the United States. In 2002, U.S. Gypsum shipped
10.1 billion square feet of wallboard, the highest level in the Corporation's history, out of total U.S. industry shipments (including imports) estimated by the Gypsum Association at 30.7 billion square feet, the second highest level on record. Competitors in the United States are: National Gypsum Company, BPB, through its subsidiaries BPB Gypsum, Inc. (formerly James Hardie Gypsum) and BPB America Inc. (formerly BPB Celotex), Georgia-Pacific Corporation, American Gypsum, Temple-Inland Forest Products Corporation, Lafarge North America, Inc. and PABCO Gypsum. Competitors in Canada include BPB Westroc Inc., Georgia-Pacific Corporation and Lafarge North America, Inc. In Mexico, the Corporation's major competitor is Panel Rey, S.A.

WORLDWIDE CEILINGS

Business

     Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc. ("USG Interiors"), the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. In 2002, Worldwide Ceilings was estimated to be the largest manufacturer of ceiling grid and the second-largest manufacturer of ceiling tile in the world.

Products

     Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe and the Asia-Pacific region. Its integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE and ACOUSTONE brands of ceiling tile and the DX, FINELINE, CENTRICITEE, CURVATURA and DONN brands of ceiling grid.

Manufacturing

     Worldwide Ceilings' products are manufactured at 15 plants located in North America, Europe and the Asia-Pacific region. These include 9 ceiling grid plants, 3 ceiling tile plants and 3 plants that either produce other interior systems products or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Due to the implementation of steel trade relief under
Section 201 of the U.S. trade law in 2002 and the economic instability of the U.S. steel industry, there is a potential for severe steel shortages and a resumption of rising steel prices in 2003. Shortages of other raw materials used in this segment are not expected.

Marketing and Distribution

     Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply and home improvement centers.

Competition

     The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. The Corporation estimates that it is the second-largest manufacturer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), BPB America Inc. and AMF Mineralplatten GmbH Betriebs KG.

BUILDING PRODUCTS DISTRIBUTION

Business

     Building Products Distribution consists of L&W Supply, the leading distributor of wallboard and complementary building products in the United States. In 2002, L&W Supply distributed approximately 10% of all gypsum wallboard in the United States, including approximately 27% of U.S. Gypsum's wallboard production.

Marketing and Distribution

     L&W Supply was organized in 1971 by U.S. Gypsum. As of December 31, 2002, L&W operated 181 distribution locations in 37 states. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing or eliminating the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 47% of 2002 net sales), joint compound and other products manufactured primarily by U.S. Gypsum. It also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 87% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

Competition

     L&W Supply has a number of competitors, including Gypsum Management Supply, an independent distributor with locations in the southern, central and western United States. There are several regional competitors such as CSR Rinker in the Southeast (primarily in Florida) and Strober Building Supply in the Northeast. L&W Supply's many local competitors include lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors.


OTHER INFORMATION

     The Corporation performs research and development at the USG Research and Technology Center in Libertyville, Ill. (the "Research Center") and at a facility in Avon, Ohio. The staff at the Research Center provides specialized technical services to the operating units and does product and process research and development. The Research Center is especially well-equipped for carrying out fire, acoustical, structural and environmental testing of products and building assemblies. It also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to an on-site pilot-plant level before being transferred to a full-size plant. The Research Center also is responsible for an industrial design group located at the USG Solutions Center(SM) in Chicago, Ill. The Avon facility houses staff and equipment for product development in support of suspension grid for acoustical ceiling tile.

     Primary supplies of energy have been adequate, and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of certain purchased natural gas.

     None of the operating segments has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for 10% or more of the Corporation's 2002, 2001 or 2000 consolidated net sales. Because orders are filled upon receipt, no operating segment has any significant backlog.

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

     U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Other subsidiaries of the Corporation also have been named as defendants in a small number of asbestos-related personal injury lawsuits. As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other subsidiaries are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. See Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,
Note 2. Voluntary Reorganization Under Chapter 11 and Note 18. Litigation for additional information on the bankruptcy proceedings and asbestos litigation.

     See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 17. Segments for financial information pertaining to operating segments, foreign and domestic operations and export sales.


AVAILABLE INFORMATION

     Financial and other information of the Corporation can be accessed at its website www.usg.com. The Corporation has made available at its website, throughout the period covered by this report, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. If you wish to receive a hard copy of any exhibit to the Corporation's reports filed with or furnished to the Securities and Exchange Commission, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721.


ITEM 2.  PROPERTIES

     The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and the Asia-Pacific region. In 2002, the Corporation's major facilities in the United States operated above 85% of capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

NORTH AMERICAN GYPSUM

Gypsum Wallboard and Other Gypsum Products
Aliquippa, Pa.                      Jacksonville, Fla.                 Sperry, Iowa
Baltimore, Md.                      New Orleans, La.                   Stony Point, N.Y.
Boston (Charlestown), Mass.         Norfolk, Va.                       Sweetwater, Texas
Bridgeport, Ala.                    Plaster City, Calif.               Hagersville, Ontario, Canada
Detroit (River Rouge), Mich.        Rainier, Ore.                      Montreal, Quebec, Canada
East Chicago, Ind.                  Santa Fe Springs, Calif.           Monterrey, Nuevo Leon, Mexico
Empire, Nev.                        Shoals, Ind.                       Puebla, Puebla, Mexico
Fort Dodge, Iowa                    Sigurd, Utah
Galena Park, Texas                  Southard, Okla.


Joint Compound (surface preparation and joint treatment products)
Auburn, Wash.                       Gypsum, Ohio                       Calgary, Alberta, Canada
Bridgeport, Ala.                    Jacksonville, Fla.                 Edmonton, Alberta, Canada
Chamblee, Ga.                       Phoenix (Glendale), Ariz.          Hagersville, Ontario, Canada
Dallas, Texas                       Port Reading, N.J.                 Montreal, Quebec, Canada
East Chicago, Ind.                  Sigurd, Utah                       Surrey, British Columbia, Canada
Fort Dodge, Iowa                    Tacoma, Wash.                      Puebla, Puebla, Mexico
Galena Park, Texas                  Torrance, Calif.                   Port Klang, Malaysia (leased)


Cement Board
Baltimore, Md.                      New Orleans, La.                   Santa Fe Springs, Calif.
Detroit (River Rouge), Mich.


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


Paper for Gypsum Wallboard
Clark, N.J.                         Jacksonville, Fla.                 South Gate, Calif.
Galena Park, Texas                  North Kansas City, Mo.
Gypsum, Ohio                        Oakfield, N.Y.


Other Products
     Synthetic gypsum is processed at Belledune, New Brunswick, Canada. A mica-processing plant is located at Spruce Pine, N.C. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Puebla, Mexico and Saltillo, Coahuila, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio. Paper-faced metal corner bead is manufactured at Auburn, Wash., and Weirton, W.Va. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes), and New Orleans, La. (lime products).

Plant Closure
     The gypsum fiber panel plant at Port Hawkesbury, Nova Scotia, Canada, was closed in the fourth quarter of 2002.


Ocean Vessels
     Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation and headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market.


WORLDWIDE CEILINGS

Ceiling Grid
Cartersville, Ga.            Auckland, New Zealand (leased)            Peterlee, England (leased)
Stockton, Calif.             Dreux, France (leased)                    Shenzhen, China (leased)
Westlake, Ohio               Oakville, Ontario, Canada                 Viersen, Germany


     A coil coater and slitter plant used in the production of ceiling grid also is located in Westlake, Ohio. Slitter plants also are located in Stockton, Calif. (leased) and Antwerp, Belgium (leased).


Ceiling Tile
     Ceiling tile products are manufactured at Cloquet, Minn., Greenville, Miss. and Walworth, Wis.


Other Products
     Mineral fiber products are manufactured at Red Wing, Minn., and Walworth, Wis.


Plant Closures
     The ceiling tile plant in Aubange, Belgium, ceased operations in December 2002. The access floor systems business at Peterlee, England, was sold in the first quarter of 2003. The plant at Medina, Ohio, that manufactures wall systems and drywall metal products will be closed during the second quarter of 2003. The ceiling grid and access floor systems production lines at Port Klang, Malaysia, are expected to be shut down in the third quarter of 2003.


ITEM 3.  LEGAL PROCEEDINGS

     See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 18. Litigation for information on legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     See Part II, Item 8. Financial Statements and Supplementary Data - Selected Quarterly Financial Data for information with respect to the principal market on which the Corporation's common stock is traded, the range of high and low market prices, the number of stockholders of record and the amount of quarterly cash dividends. No dividends are being paid on the Corporation's common stock.


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

BACKGROUND OF THE FILING
     U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Chapter 11 filings during 2000 and early 2001 by other companies subject to asbestos litigation dramatically increased U.S. Gypsum's asbestos costs beyond its legitimate liability. The Corporation has been and continues to be committed to finding a legislative solution to the increase in asbestos costs. However, in 2001 it became apparent that a timely resolution to the problem through legislation was not feasible. The Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part II, Item
8. Note 18. Litigation for additional information on asbestos litigation.
     USG was the eighth major company with a large number of asbestos claims that filed a chapter 11 petition in the 18 months prior to the Petition Date. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos-related personal injury claims and made cash payments of approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related litigation.
     Based on an independent study conducted in 2000 and on U.S. Gypsum's historical experience of litigating asbestos claims in the tort system, the Corporation estimated that U.S. Gypsum's probable liability for costs associated with asbestos cases pending as of December 31, 2000, and expected to be filed through 2003 to be between $889 million and $1,281 million, including defense costs. In the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing its total accrued reserve for asbestos claims to $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost per case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. Between January 1, 2001, and the Petition Date, according to the Center for Claims Resolution (the "Center"), U.S. Gypsum was served with more than 26,000 new claims. On a cash basis, U.S. Gypsum's asbestos-related personal injury costs (before insurance) rose from $30 million in 1997 to $162 million in 2000 and, absent the Filing, were expected to exceed $275 million in 2001.
     Because of the Filing, there is greater uncertainty concerning the liability associated with asbestos cases. As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. However, it is possible that the cost of resolving asbestos claims in the Chapter 11 Cases will be greater than that set forth in the high end of the range estimated in 2000. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe that the liabilities for pending and future asbestos claims exceed the value of Debtors' assets, and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000. As the Chapter 11 Cases proceed, and the court addresses the issues relating to estimation of Debtors' asbestos liabilities, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable asbestos liability may be determined. If such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is also possible that, in such a case, the Debtors' asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.

CONSEQUENCES OF THE FILING
     The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court.
     Three creditors' committees, one representing asbestos personal injury claimants (the aforementioned Official Committee of Asbestos Personal Injury Claimants), another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court also appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Debtors expect that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.
     It is the Debtors' intention to address all pending and future asbestos-related claims and all other pre-petition claims in a plan of reorganization. While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict at this time how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, in the Chapter 11 Cases. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe that the Debtors' asbestos liabilities exceed the value of the Debtors' assets and that the Debtors are insolvent. The Debtors have advised the court that they believe that the Debtors are solvent if the asbestos liabilities are fairly and appropriately valued, and the Debtors have requested that the court undertake an estimation of those liabilities. On February 19, 2003, the Court ruled on a procedure for estimating Debtors' liability for asbestos personal injury cases alleging cancer. (See Part II, Item 8. Note 18. Litigation for additional information on this procedure.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the court proceedings regarding Debtors' asbestos liabilities likely will be determinative of the Debtors' solvency and the recovery of the Debtors' pre-petition creditors and equity security holders.
     As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities.
     Recent developments in the Corporation's reorganization proceedings are discussed in Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11 and Note 18. Litigation.

CHAPTER 11 FINANCING
     On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The facility is provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as agent. In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The resulting DIP Facility will be used largely to support the issuance of standby letters of credit needed for the Corporation's business operations. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. The DIP Facility matures on June 25, 2004. See "Available Liquidity" below for more information on the DIP Facility.

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

CONSOLIDATED RESULTS

NET SALES
     Net sales in 2002 were $3,468 million, up 5% from 2001. This increase reflects higher levels of sales for the Corporation's North American Gypsum and Building Products Distribution segments, partially offset by lower sales for its Worldwide Ceilings business.
     Net sales for North American Gypsum were up in 2002 primarily due to a 17% increase in average selling prices for SHEETROCK brand gypsum wallboard sold by U.S. Gypsum. Shipments of U.S. Gypsum's gypsum wallboard were up 2% in 2002 versus 2001. Net sales for Building Products Distribution were up in 2002 primarily due to increased shipments and selling prices for gypsum wallboard sold by L&W Supply. Net sales for Worldwide Ceilings declined as a result of lower domestic and export shipments of ceiling tile and lower shipments of domestic and internationally produced ceiling grid.
     In 2001, net sales of $3,296 million were down 13% from 2000. This decline was primarily due to lower average selling prices for SHEETROCK brand gypsum wallboard. By midyear 2001, selling prices had dropped to their lowest level in nearly a decade. However, there was some improvement in market conditions during the second half of 2001 as demand for gypsum wallboard grew and some excess industry capacity closed, allowing U.S. Gypsum and other wallboard manufacturers to raise prices for the first time since the end of 1999.

COST OF PRODUCTS SOLD
     Cost of products sold totaled $2,884 million in 2002, $2,882 million in 2001 and $2,941 million in 2000. Cost of products sold for 2002 included an $11 million charge recorded in the fourth quarter related to the downsizing of operations in Europe, as discussed below under Core Business Results - Worldwide Ceilings. However, manufacturing costs in 2002 for SHEETROCK brand gypsum wallboard declined versus 2001 primarily due to lower energy costs, partially offset by higher prices for wastepaper, the primary raw material of wallboard paper. In addition, cost reductions were realized for ceiling tile as a result of lower energy and raw material costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.
     Cost of products sold for 2001 declined 2% versus 2000 primarily due to the absence in 2001 of $77 million of asbestos-related noncash charges recorded by U.S. Gypsum in 2000. These asbestos-related charges were in addition to the fourth-quarter 2000 provision of $850 million for asbestos claims.

SELLING AND ADMINISTRATIVE EXPENSES
     Selling and administrative expenses totaled $312 million in 2002, $279 million in 2001 and $309 million in 2000. As a percentage of net sales, these expenses were 9.0%, 8.5% and 8.2% in 2002, 2001 and 2000, respectively.
     Higher selling and administrative expenses in 2002 reflect the impact of a Bankruptcy Court approved key employee retention plan, which became effective in the third quarter of 2001. Expenses associated with this plan amounted to $20 million in 2002 and $12 million in 2001. Expenses for 2002 also reflect a higher level of accruals for incentive compensation associated with the attainment of profit and other performance goals.
     Expenses were down 10% in 2001 versus 2000 because of cost-reduction initiatives undertaken during the year that resulted in lower charges for compensation and benefits, marketing programs and travel. These reductions were partially offset by expenses associated with the key employee retention program.

CHAPTER 11 REORGANIZATION EXPENSES
     In connection with the Filing, the Corporation recorded pretax chapter 11 reorganization expenses of $14 million in 2002. These expenses consisted of legal and financial advisory fees of $22 million, partially offset by bankruptcy-related interest income of $8 million. In 2001, the Corporation recorded pretax chapter 11 reorganization expenses of $12 million, which consisted of legal and financial advisory fees of $14 million and accelerated amortization of debt issuance costs of $2 million, partially offset by bankruptcy-related interest income of $4 million.

2001 PROVISIONS FOR IMPAIRMENT AND RESTRUCTURING
     In the fourth quarter of 2001, the Corporation recorded impairment charges totaling $30 million pretax ($25 million after-tax). Included in this total was $16 million pretax related to the Aubange, Belgium, ceiling tile plant. This impairment resulted from a decline in demand, which had been significantly affected by a worldwide slowdown in the nonresidential construction market, and from the plant's high cost structure. The remaining $14 million pretax related to the Port Hawkesbury, Nova Scotia, gypsum fiber panel plant. This impairment resulted from high delivered costs of products manufactured at Port Hawkesbury combined with the consolidation of production of FIBEROCK products at the Gypsum, Ohio, plant. Estimated future cash flows related to these facilities indicated that impairment charges were necessary to write down the assets to their third-party appraised fair values.
     Also, in the fourth quarter of 2001, the Corporation recorded a charge of $12 million pretax ($10 million after-tax) related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. Included in the $12 million pretax charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations. The 2001 restructuring was intended to allow the Corporation to optimize its manufacturing operations.
     As of December 31, 2002, 260 employees were terminated, 26 open positions were eliminated, and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002, eliminating approximately 250 million square feet of old, high-cost gypsum wallboard capacity. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million.
     The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets as of December 31, 2002 and 2001. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments are being made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan are being funded with cash from operations. See Part II, Item
8. Note 3. Exit Activities for additional information related to restructuring payments and reserve balances.

2000 PROVISION FOR RESTRUCTURING
     In the fourth quarter of 2000, the Corporation recorded a charge of $50 million pretax ($31 million after-tax) related to a restructuring plan that included a salaried workforce reduction and the shutdown of gypsum wallboard manufacturing lines at U.S. Gypsum's plants located at Gypsum, Ohio, Oakfield, N.Y., and Fort Dodge, Iowa. Together, these closings eliminated approximately 700 million square feet of old, high-cost capacity. The plan also included the shutdown of a mill and ship-loading system at Alabaster, Mich. Included in the $50 million pretax charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million pretax ($2 million after-tax) was included in cost of products sold for the writedown of certain inventory. This restructuring was designed to streamline operations and improve business efficiency.
     During the third quarter of 2001, the Corporation reversed $9 million pretax ($5 million after-tax) of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September 2001 to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility. Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million pretax ($2 million after-tax) to cost of products sold because the sale or use of certain affected inventory exceeded expectations.
     The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001. Annual savings from the 2000 restructuring initiatives are estimated at $40 million.
     The reserve for the 2000 restructuring plan was included in liabilities subject to compromise on the consolidated balance sheet as of December 31, 2001. Charges against the reserve through December 31, 2001, included the $15 million write-off of property, plant and equipment and payments totaling $22 million. The remaining $4 million of payments were made and charged against the reserve in 2002. All payments associated with the 2000 restructuring plan were funded with cash from operations. See Part II, Item 8. Note 3. Exit Activities for additional information related to restructuring payments and reserve balances.

2000 PROVISION FOR ASBESTOS CLAIMS
     In the fourth quarter of 2000, based on an independent study, USG estimated its probable liability for costs associated with asbestos cases currently pending and expected to be filed through 2003 and recorded a noncash provision of $850 million pretax ($524 million after-tax). This provision, combined with the existing asbestos-related reserve of $335 million, resulted in a total reserve of $1,185 million as of December 31, 2000. Substantially all of this reserve related to personal injury claims and reflected management's expectation that U.S. Gypsum's average cost per case would increase, at least in the short term, due to distortions in the tort system resulting from the bankruptcies of other defendants that led to increased settlement demands from asbestos plaintiffs. Less than 10% of the reserve related to defense and administrative costs. See
Part II, Item 8. Note 18. Litigation for additional information on asbestos-related matters.

OPERATING PROFIT (LOSS)
     Operating profit totaled $258 million in 2002 and $90 million in 2001. An operating loss of $369 million was incurred in 2000. Operating profit in 2001 included the charges for impairment and restructuring, as discussed above. The operating loss in 2000 included the charges for asbestos claims and restructuring, as discussed above.

INTEREST EXPENSE
     Interest expense was $8 million, $33 million and $52 million in 2002, 2001 and 2000, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Consequently, comparisons of interest expense for 2002, 2001 and 2000 are not meaningful. Contractual interest expense not accrued or recorded on pre-petition debt totaled $74 million in 2002 and $41 million in 2001.

INTEREST INCOME
     Interest income was $4 million, $5 million and $5 million in 2002, 2001 and 2000, respectively.

OTHER (INCOME) EXPENSE, NET
     Other income, net was $2 million in 2002 compared with other expense, net of $10 million and $4 million in 2001 and 2000, respectively. For 2001, other expense, net included $7 million of net realized currency losses related to the repayment of intercompany loans by a Belgian subsidiary that is being liquidated.

INCOME TAXES (BENEFIT)
     Income taxes amounted to $117 million in 2002 and $36 million in 2001. An income tax benefit of $161 million was recorded in 2000 due to the loss before taxes resulting from the charges for asbestos claims and restructuring. The Corporation's effective tax rates were 45.6%, 70.0% and 38.4% in 2002, 2001 and 2000, respectively.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142
     On January 1, 2002, USG Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142, the Corporation determined that goodwill for its North American Gypsum segment was impaired and recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. See See Part II, Item 8.
Note 9. Accounting for Goodwill for additional information related to the adoption of SFAS No. 142.

NET EARNINGS (LOSS)
    Net earnings amounted to $43 million, or $1.00 per share, in 2002 and $16 million, or $0.36 per share, in 2001. A net loss of $259 million, or $5.62 per share, was recorded in 2000.

CORE BUSINESS RESULTS

--------------------------------------------------------------------------------------------------------------------------
(millions)                                          Net Sales                         Operating Profit (Loss)
                                      -----------------------------------       ----------------------------------
                                        2002         2001          2000           2002         2001         2000
                                      ---------    ---------    ----------      --------     --------     --------
NORTH AMERICAN GYPSUM:
United States Gypsum Company             $1,962       $1,781       $2,119           $211          $32         $336
CGC Inc. (gypsum)                           217          204          206             28           24           34
Other subsidiaries                          137          118          112             22           24           22
Eliminations                               (165)        (153)        (139)             -            -            -
                                      ---------    ---------    ----------      --------     --------     --------
Total                                     2,151        1,950        2,298            261           80          392
                                      ---------    ---------    ----------      --------     --------     --------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                         450          475          513             37           34           64
USG International                           176          210          232            (13)          (6)           3
CGC Inc. (ceilings)                          40           40           43              5            5            3
Eliminations                                (56)         (65)         (83)             -            -            -
                                      ---------    ---------    ---------       --------     --------     --------
Total                                       610          660          705             29           33           70
                                      ---------    ---------    ---------       --------     --------     --------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                    1,200        1,152        1,373             51           64          110
                                      ---------    ---------    -----------     --------     --------     --------

Corporate                                     -            -            -            (71)         (43)         (44)
Eliminations                               (493)        (466)        (595)             2            1            3
Chapter 11 reorganization expenses            -            -            -            (14)         (12)           -
Provisions for impairment and restructuring   -            -            -             -           (33)         (50)
Provision for asbestos claims *               -            -            -              -            -         (850)
                                      ---------    ---------    ---------       --------     --------     --------
TOTAL USG CORPORATION                     3,468        3,296        3,781            258           90         (369)
                                      =========    =========    ==========      ========     =========    ========

* Excludes asbestos-related charges totaling $77 million for the first nine months of 2000 recorded by U.S. Gypsum to cost of products sold.
--------------------------------------------------------------------------------------------------------------------------


NORTH AMERICAN GYPSUM
     Net sales of $2,151 million and operating profit of $261 million in 2002 were up 10% and 226%, respectively, versus 2001. Net sales and operating profit in 2001 decreased 15% and 80%, respectively, versus 2000.
     Net sales for U.S. Gypsum increased 10% in 2002 primarily due to higher selling prices for SHEETROCK brand gypsum wallboard. The average selling price was $100.43 per thousand square feet, up 17% from $85.67 in 2001. Shipments of SHEETROCK brand gypsum wallboard in 2002 totaled a record 10.1 billion square feet, up 2% from the previous record of 9.9 billion square feet in 2001. U.S. Gypsum's plants operated at 93% of capacity in 2002, compared with 90% in 2001. Shipments of SHEETROCK brand joint compounds and DUROCK brand cement board also set records in 2002 and were up 3% and 5%, respectively, from prior-year levels. Operating profit for U.S. Gypsum increased significantly in 2002 primarily due to the higher wallboard selling prices and increased level of shipments. Manufacturing costs in 2002 for SHEETROCK brand gypsum wallboard declined versus 2001 primarily due to lower energy costs, partially offset by higher prices for wastepaper, the primary raw material of wallboard paper.
     Comparing 2001 with 2000, net sales for U.S. Gypsum declined in 2001 due to lower selling prices. Selling prices for SHEETROCK brand gypsum wallboard declined steadily during the first half of 2001 to a low of $67.67 per thousand square feet in June, followed by a modest recovery in the second half of the year. For the full year, the average price was down 34% from $130.61 in 2000. The drop in wallboard prices in 2001 reflected excess supply conditions caused by the addition of new industry capacity by U.S. Gypsum and other gypsum wallboard manufacturers during 1999, 2000 and 2001. Shipments of SHEETROCK brand gypsum wallboard in 2001 surpassed the previous record of 9.3 billion square feet in 2000. Shipments of SHEETROCK brand joint compounds and DUROCK brand cement board were up

3% and 7%, respectively, from prior-year levels. Operating profit for U.S. Gypsum declined significantly in 2001 versus 2000 due to the lower wallboard selling prices, combined with higher manufacturing costs. Manufacturing costs for SHEETROCK brand gypsum wallboard increased versus 2000 primarily due to higher energy costs during the first half of 2001. However, energy costs stabilized and began to decrease during the second half of the year. Wallboard costs in 2001 also benefited from lower prices for wastepaper and from improved operating efficiencies following the closure of several old facilities and optimization of new plants. While there were no asbestos-related charges in 2001, asbestos-related charges to U.S. Gypsum's cost of products sold totaled $77 million in 2000.
     Net sales and operating profit in 2002 for the gypsum business of Canada-based CGC Inc. were up 6% and 17%, respectively, versus 2001, primarily reflecting increased shipments of SHEETROCK brand gypsum wallboard and joint compounds and higher selling prices for joint compounds. Operating profit in 2002 also benefited from lower raw material costs. Comparing 2001 with 2000, net sales and operating profit decreased 1% and 29%, respectively. The decline in 2001 net sales primarily reflected a 7% decrease in selling prices for CGC's SHEETROCK brand gypsum wallboard, partially offset by a 10% increase in shipments. Operating profit fell in 2001 primarily due to the lower prices and higher manufacturing costs.

WORLDWIDE CEILINGS
     Net sales of $610 million and operating profit of $29 million in 2002 were down 8% and 12%, respectively, from 2001. Net sales for USG Interiors, Inc., were down 5% from 2001 primarily due to lower industry demand for commercial ceiling products in both the United States and Europe. As a result, domestic shipments of ceiling tile and grid and export shipments of ceiling tile were down in 2002. However, operating profit for USG Interiors increased to $37 million from $34 million in 2001 primarily due to lower costs. Cost reductions resulted from lower energy and raw material costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.
     Net sales for USG International were down 16% from 2001 primarily due to lower demand for ceiling tile and grid in Europe. USG International reported an operating loss of $13 million in 2002, compared with an operating loss of $6 million in 2001. The operating loss in 2002 included an $11 million charge recorded in the fourth quarter related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities that address the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold and reflected severance of $6 million related to a workforce reduction of approximately 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.
     Comparing 2001 with 2000, Worldwide Ceilings' net sales in 2001 were $660 million, down 6% versus 2000, while operating profit of $33 million fell 53%. These results reflected a worldwide slowdown in the nonresidential construction market. USG Interiors reported 2001 net sales of $475 million, down 7%, while operating profit of $34 million dropped 47% from 2000. Domestic shipments of ceiling grid and AURATONE brand ceiling tile declined 7% and 6%, respectively, from their record levels of 2000 due to a significant slowdown in the commercial construction market in the United States. Operating profit for USG Interiors also was adversely affected by higher manufacturing costs.
     USG International reported a 9% decrease in net sales and an operating loss of $6 million in 2001 versus operating profit of $3 million in 2000. These unfavorable results were largely attributable to lower demand for ceiling tile and drywall steel in Europe. Lower sales also were experienced in the Asia-Pacific region and Latin America. In response to the decline in demand in Europe, the Corporation determined that the carrying value of the long-lived assets at the Aubange, Belgium, ceiling tile plant was impaired. Accordingly, the Corporation recorded a pretax impairment charge of $16 million and began implementing certain restructuring initiatives in Europe and elsewhere in the fourth quarter of 2001.

BUILDING PRODUCTS DISTRIBUTION
     L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported net sales of $1,200 million in 2002, a 4% increase from 2001. The higher level of sales primarily reflects higher selling prices (up 5%) and increased shipments (up 2%) for gypsum wallboard. In addition, sales of complementary building products, primarily drywall metal, joint treatment, ceiling products, insulation and roofing, increased 2%. However, operating profit of $51 million fell 20% primarily due to higher gypsum wallboard unit costs (up 11%), which more than offset the increases in prices and shipments. L&W Supply's gypsum wallboard margin declined as gypsum manufacturers' higher selling prices to L&W Supply were not fully passed on to its customers.
     Comparing 2001 with 2000, L&W Supply reported net sales in 2001 of $1,152 million, a 16% decrease from 2000. Operating profit of $64 million declined 42%. Average selling prices for L&W Supply's gypsum wallboard in 2001 were down 27% from 2000. This decline was partially offset by a 33% decrease in unit costs, which primarily reflects manufacturers' selling prices to distributors. Shipments of L&W Supply's gypsum wallboard in 2001 were virtually unchanged from the record level of 2000. Sales and profit for certain complementary building products, primarily drywall metal, joint treatment and ceiling products, also declined from 2000 as a result of competitive market conditions. However, results for insulation and roofing products improved versus 2000.
     L&W Supply remains focused on opportunities to grow in the most profitable market locations, as well as opportunities to reduce costs and optimize asset utilization. As part of its plan, L&W Supply opened or acquired five locations and closed or consolidated four locations during 2002, leaving a total of 181 locations in the United States as of December 31, 2002, compared with 180 locations and 192 locations as of December 31, 2001 and 2000, respectively.

MARKET CONDITIONS AND OUTLOOK

     Industry shipments of gypsum wallboard in the United States were an estimated 30.7 billion square feet in 2002, a 2% increase from 30.2 billion square feet in 2001. The new housing market was strong in 2002. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2002 were an estimated 1.706 million units, compared with actual housing starts of 1.603 million units in 2001 and 1.569 million units in 2000.
     The repair and remodel market accounts for the second-largest portion of the Corporation's sales. Because many buyers begin to remodel an existing home within two years of purchase, opportunity from the repair and remodel market in 2002 was fairly solid, as sales of existing homes in 2001 and 2002 remained at historically high levels.
     Growth in new housing and a strong level of residential remodeling resulted in first- and second-quarter records for gypsum wallboard shipments. The favorable levels of activity in these two markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and increased operating rates in the gypsum industry allowed selling prices to rise in the first half of 2002. Prices remained relatively stable in the second half of 2002.
     Future demand for the Corporation's products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Current information indicates that floor space for which contracts were signed was down significantly in 2002 as compared with 2001. Commercial construction has been affected by reduced corporate earnings, resulting in lower investments in office and other commercial space.
     The outlook for the Corporation's markets in 2003 is mixed. Demand for gypsum wallboard is expected to remain strong primarily due to the continued high demand for new homes. Despite the strong demand, the gypsum wallboard industry is expected to have a large amount of excess capacity. Nonresidential construction, the principal market for the Corporation's ceiling products and a major market for its distribution business, is likely to remain weak. In addition, the Corporation, like many other companies, faces cost pressures in areas such as employee and retiree medical expenses, raw material and energy costs and insurance premiums. In this environment, the Corporation is focusing its management attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as selectively investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
     Working capital (current assets less current liabilities) as of December 31, 2002, amounted to $955 million, and the ratio of current assets to current liabilities was 3.18-to-1. As of December 31, 2001, working capital amounted to $914 million, and the ratio of current assets to current liabilities was 3.85-to-1.
     Cash, cash equivalents and marketable securities as of December 31, 2002, amounted to $830 million, compared with $493 million as of December 31, 2001. During 2002, net cash flows from operating activities totaled $445 million. Net cash flows to investing activities totaled $289 million and consisted of capital spending of $100 million, purchases of marketable securities, net of sales and maturities, of $181 million, acquisitions of businesses of $10 million, offset slightly by proceeds of $2 million from asset sales. Because of the Filing, there were no financing activities during 2002.
     As of December 31, 2002, $131 million was invested in long-term marketable securities and $50 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on the consolidated balance sheet.
     Receivables increased to $284 million as of December 31, 2002, from $274 million as of December 31, 2001, primarily reflecting a 11% increase in net sales for the month of December 2002 as compared with December 2001. Inventories and payables also were up from December 31, 2001, primarily due to the increased level of business. Inventories increased to $270 million from $254 million, and accounts payable increased to $170 million from $140 million.

DEBT
     As of December 31, 2002, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2001, levels.

AVAILABLE LIQUIDITY
     As of December 31, 2002, the Corporation, on a consolidated basis, had $830 million of cash and marketable securities, of which $171 million was held by non-Debtor subsidiaries. The Corporation also had a $350 million DIP Facility available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of December 31, 2002, the Corporation had the capacity to borrow up to $288 million. There were no outstanding borrowings under the DIP Facility as of December 31, 2002. However, $16 million of standby letters of credit were outstanding, leaving $272 million of unused borrowing capacity available as of December 31, 2002.
     In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The resulting DIP Facility will be used largely to support the issuance of standby letters of credit needed for the Corporation's business operations. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings.

CAPITAL EXPENDITURES
     Capital spending amounted to $100 million in 2002, compared with $109 million in 2001. In response to demand, construction of a new production line to manufacture DUROCK brand cement board was completed in the third quarter of 2002 at U.S. Gypsum's Baltimore, Md., plant, and a new plant to produce SHEETROCK brand joint compounds in Glendale, Ariz., was completed in the fourth quarter of 2002. As of December 31, 2002, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $56 million, compared with $63 million as of December 31, 2001.
     During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. In addition, one of the terms of the DIP Facility limits capital spending to a total of $175 million per year. Within such constraints, the Corporation expects to be able to maintain a program of capital spending aimed at maintaining and enhancing its businesses.

CONTRACTUAL OBLIGATIONS AND COMMITTMENTS
     As of December 31, 2002, the Corporation's lease obligations totaled $195 million, and future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2002, were $51 million in 2003, $44 million in 2004, $35 million in 2005,
$26 million in 2006 and $18 million in 2007. The aggregate lease obligation subsequent to 2007 was $21 million. As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing. See Part II, Item 8. Note 11. Debt for additional information on the Corporation's indebtedness. The Corporation's unconditional purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

OTHER MATTERS

LEGAL CONTINGENCIES
     As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other subsidiaries are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11 for recent developments in the Corporation's reorganization proceedings and Note 18. Litigation for additional information on asbestos litigation.
     The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part II, Item 8. Note 18. Litigation for additional information on environmental litigation.

CRITICAL ACCOUNTING POLICIES
     The Corporation's consolidated financial statements are prepared in conformity with accounting policies generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The following is a summary of the accounting policies the Corporation believes are the most important to aid in understanding its financial results.

Voluntary Reorganization Under Chapter 11: As a result of the Filing, the Corporation's consolidated financial statements reflect the provisions of SOP 90-7 and are prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, because of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or any of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.
     One of the key provisions of SOP 90-7 requires the reporting of the Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases as liabilities subject to compromise. The various liabilities that are subject to compromise include U.S. Gypsum's asbestos reserve and the Debtors' pre-petition debt, accounts payable, accrued expenses and other long-term liabilities. The amounts for these items represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations (ii) actions of the Bankruptcy Court (iii) further developments with respect to disputed claims
(iv) rejection of executory contracts and unexpired leases (v) the determination as to the value of any collateral securing claims (vi) proofs of claim or (vii) other events. In particular, the amount of the asbestos reserve reflects U.S. Gypsum's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases.
     Other provisions of SOP 90-7 involve interest expense and interest income. Interest expense on debt classified as liabilities subject to compromise is not accrued or recorded. Interest income on cash accumulated during the bankruptcy process to settle claims under a plan of reorganization is netted against chapter 11 reorganization expenses.
     See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11 for additional information related to the Filing.

Asbestos Liability: In evaluating U.S. Gypsum's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably U.S. Gypsum's asbestos liability in the tort system for both pending and future asbestos claims.
     In the Property Damage Cases (as defined in Part II, Item 8. Note 18. Litigation), such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.
     Uncertainties in the Personal Injury Cases (as defined in Part II, Item 8.
Note 18. Litigation) included, but were not limited to, the number, disease and occupational characteristics, and jurisdiction of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of asbestos-related disease of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among members of the Center for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation would be enacted.
     In 2000, an independent actuarial study of U.S. Gypsum's current and potential future asbestos liability was completed. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system. As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products U.S. Gypsum sold and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, long-term settlements; and anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay. Based on the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million.
     It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims, as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how certain long-term settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.
     As a result of the increased uncertainty in estimating the asbestos liability due to the Filing, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. However, it is possible that the cost of resolving asbestos claims in the Chapter 11 Cases will be greater than that set forth in the high end of the range estimated in 2000. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe that the liabilities for pending and future asbestos claims exceed the value of Debtors' assets, and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000. As the Chapter 11 Cases proceed, and the court addresses the issues relating to estimation of Debtors' asbestos liabilities, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable asbestos liability may be determined. If such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is also possible that, in such a case, the Debtors' asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.
     See Part II, Item 8. Note 18. Litigation for additional information related to asbestos and related bankruptcy litigation.

Self-Insurance Reserves: The Corporation purchases third-party insurance for workers' compensation, automobile, product and general liability claims that exceed a certain level. However, the Corporation is responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, the Corporation utilizes loss development factors prepared by actuarial consultants. These development factors use historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Revenue Recognition: Revenue is recognized upon the shipment of products and transfer of risk of loss to customers. The Corporation's products are shipped FOB shipping point. Provisions for discounts to customers are recorded based on the terms of sale in the same period the related sales are recorded. The Corporation also records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives.

Adoption of SFAS No.142: On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminated the amortization of goodwill and certain other intangible assets, it initiated an annual assessment of goodwill for impairment. The initial assessment was completed as of the adoption date. This assessment, based on discounted cash flows, was performed for each reporting unit (as defined by SFAS No. 142) that had goodwill. The Corporation determined that goodwill for its Building Products Distribution segment was not impaired, but goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. See Part II, Item 8. Note 9. Accounting for Goodwill for additional information related to the impact of this change in accounting principle.

RECENT ACCOUNTING PRONOUNCEMENTS
     As noted above, on January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, the Corporation recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002.
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This standard establishes a single accounting model for the disposal of long-lived assets and resolves significant implementation issues related to SFAS No. 121. This standard, which became effective for the Corporation on January 1, 2002, had no impact on the Corporation's financial statements upon adoption.
     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation has determined that the estimated impact of adopting SFAS No. 143 on the effective date of January 1, 2003, will be an increase in assets and liabilities of $14 million and $30 million, respectively. A charge of $16 million (net of tax of $11 million) will be reflected on the consolidated statement of earnings as of January 1, 2003, as a cumulative effect of a change in accounting principle.
     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires costs associated with exit or disposal activities to be recognized at fair value when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard becomes effective for exit and disposal activities initiated on or after January 1, 2003.
     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. This standard also amends disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation adopted the disclosure provisions of SFAS No. 148, which became effective for financial statements for fiscal years ending after December 15, 2002.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, may differ from management's expectations. Actual business or other conditions may also differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material and energy costs; and the unpredictable effects of the global war on terrorism upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


MARKET RISKS
     In the normal course of business, the Corporation uses financial instruments, including fixed and variable rate debt, to finance its operations. In addition, the Corporation uses derivative instruments from time to time to manage commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes.

     Interest Rate Risk: The Corporation has interest rate risk with respect to the fair market value of its marketable securities portfolio. Derivative instruments are used to enhance the liquidity of the marketable securities portfolio. The Corporation's $181 million of marketable securities consist of debt instruments that generate interest income for the Corporation on excess cash balances generated during the Corporation's chapter 11 bankruptcy proceeding. A portion of these instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Corporation to liquidate the instrument prior to the stated maturity date, thus shortening the average duration of the portfolio to less than one year. Based on results of a sensitivity analysis, which may differ from actual results, the Corporation's exposure to interest rate fluctuations is not material.

     Commodity Price Risk: The Corporation uses swap contracts from time to time to manage its exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas, wastepaper and fuel. A sensitivity analysis was prepared to estimate the potential change in the fair value of the Corporation's natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of the Corporation's natural gas swap contracts is $8 million. This analysis does not consider the underlying exposure.

     Foreign Currency Exchange Risk: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in non-U.S. currencies. As of December 31, 2002, the Corporation had no outstanding forward contracts.

     See Part II, Item 8. Note 1. Significant Accounting Policies and Note 12. Derivative Instruments for additional information on the Corporation's financial exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
     CONSOLIDATED FINANCIAL STATEMENTS:
     Statements of Earnings                                                26
     Balance Sheets                                                        27
     Statements of Cash Flows                                              28
     Statements of Stockholders' Equity                                    29

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
     1.   Significant Accounting Policies                                  30
     2.   Voluntary Reorganization Under Chapter 11                        32
     3.   Exit Activities                                                  40
     4.   Earnings Per Share                                               42
     5.   Common Stock                                                     42
     6.   Marketable Securities                                            42
     7.   Inventories                                                      43
     8.   Property, Plant and Equipment                                    43
     9.   Accounting for Goodwill                                          43
     10.  Leases                                                           44
     11.  Debt                                                             44
     12.  Derivative Instruments                                           45
     13.  Accumulated Other Comprehensive Loss                             46
     14.  Employee Retirement Plans                                        46
     15.  Stock-Based Compensation                                         47
     16.  Income Taxes                                                     48
     17.  Segments                                                         49
     18.  Litigation                                                       50

     Report of Management                                                  58
     Report of Independent Public Accountants                              59
     Selected Quarterly Financial Data                                     62
     Five-Year Summary                                                     63
     Schedule II - Valuation and Qualifying Accounts                       64


All other schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

(millions, except per-share data)                                                Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                            2002           2001           2000
--------------------------------------------------------------------------------------------------------------
Net sales                                                                 $3,468         $3,296         $3,781
Cost of products sold                                                      2,884          2,882          2,941
Selling and administrative expenses                                          312            279            309
Chapter 11 reorganization expenses                                            14             12              -
Provisions for impairment and restructuring                                    -             33             50
Provision for asbestos claims                                                  -              -            850
--------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                      258             90           (369)
Interest expense                                                               8             33             52
Interest income                                                               (4)            (5)            (5)
Other (income) expense, net                                                   (2)            10              4
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and
    cumulative effect of accounting change                                   256             52           (420)
Income taxes (benefit)                                                       117             36           (161)
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting change                139             16           (259)
Cumulative effect of accounting change for SFAS No. 142                      (96)             -              -
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                           43             16           (259)
==============================================================================================================

Net Earnings (Loss) Per Common Share:
Basic and diluted before cumulative effect of accounting change             3.22           0.36          (5.62)
Cumulative effect of accounting change for SFAS No. 142                    (2.22)             -              -
--------------------------------------------------------------------------------------------------------------
Basic and diluted                                                           1.00           0.36          (5.62)
==============================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)                                                               As of December 31,
------------------------------------------------------------------------------------------------------------------
                                                                                          2002                2001
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                              $   649             $   493
Short-term marketable securities                                                            50                   -
Receivables (net of reserves of $17 and $17)                                               284                 274
Inventories                                                                                270                 254
Income taxes receivable                                                                     14                  76
Deferred income taxes                                                                       49                  66
Other current assets                                                                        77                  72
------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                  1,393               1,235
------------------------------------------------------------------------------------------------------------------
Long-term marketable securities                                                            131                   -
Property, plant and equipment, net                                                       1,788               1,800
Deferred income taxes                                                                      199                 243
Other assets                                                                               106                 186
------------------------------------------------------------------------------------------------------------------
   Total assets                                                                          3,617               3,464
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                           170                 140
Accrued expenses                                                                           243                 181
Income taxes payable                                                                        25                   -
------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                               438                 321
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               2                   2
Other liabilities                                                                          370                 339
Liabilities subject to compromise                                                        2,272               2,311
Stockholders' Equity:
Preferred stock - $1 par value; authorized 36,000,000 shares;
                  $1.80 convertible preferred stock (initial series);
                  outstanding - none                                                         -                   -
Common stock -    $0.10 par value; authorized 200,000,000 shares;
                  outstanding - 43,238,341 and 43,457,312 shares (after
                  deducting 6,746,881 and 6,527,910 shares held in treasury)                 5                   5
Treasury stock                                                                            (257)               (255)
Capital received in excess of par value                                                    412                 408
Accumulated other comprehensive loss                                                       (32)                (31)
Retained earnings                                                                          407                 364
------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                              535                 491
------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                            3,617               3,464
==================================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



(millions)                                                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                            2002           2001           2000
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                        $  43          $  16          $(259)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
   Cumulative effect of accounting change                                     96              -              -
   Provisions for impairment and restructuring                                 -             33             50
   Provision for asbestos claims                                               -              -            850
   Depreciation, depletion and amortization                                  106            107             96
   Deferred income taxes                                                      67            134           (365)
(Increase) Decrease in Working Capital:
   Receivables                                                                (9)            32             55
   Income taxes receivable                                                    62            (76)             -
   Inventories                                                               (15)            17            (15)
   Payables                                                                   54             82             15
   Accrued expenses                                                           65              2            (58)
Increase in other assets                                                      (7)           (11)            (2)
Increase in other liabilities                                                  2             16              -
Increase (decrease) in asbestos reserve, net of receivables                   22            (90)             2
Decrease in liabilities subject to compromise                                (39)           (58)             -
Other, net                                                                    (2)            33             (5)
--------------------------------------------------------------------------------------------------------------
   Net cash from operating activities                                        445            237            364
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                        (100)          (109)          (380)
Purchases of marketable securities                                          (237)             -              -
Sale or maturities of marketable securities                                   56              -              -
Net proceeds from asset dispositions                                           2              1              3
Acquisitions of businesses                                                   (10)             -              -
--------------------------------------------------------------------------------------------------------------
   Net cash to investing activities                                         (289)          (108)          (377)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of debt                                                               -            262            197
Repayment of debt                                                              -           (131)          (114)
Short-term borrowings, net                                                     -            164             37
Cash dividends paid                                                            -             (1)           (27)
Purchases of common stock                                                      -              -           (207)
--------------------------------------------------------------------------------------------------------------
   Net cash from (to) financing activities                                     -            294           (114)
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         156            423           (127)
Cash and cash equivalents at beginning of period                             493             70            197
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   649            493             70
==============================================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                                  2             31             52
Income taxes (refunded) paid, net                                            (39)           (17)           211


The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Capital
                                                                             Received                Accumulated
                                      Common  Treasury                      in Excess                      Other
                                      Shares    Shares    Common  Treasury     of Par   Retained   Comprehensive
(millions, except share data)          (000)     (000)     Stock     Stock      Value   Earnings            Loss      Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999          48,860   (1,126)        $5     $(56)       $316       $635            $(33)      $867
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss:
     Net loss                                                                               (259)                      (259)
     Foreign currency translation                                                                            (12)       (12)
                                                                                                                   --------
     Total comprehensive loss                                                                                          (271)
Cash dividends paid                                                                          (27)                       (27)
Stock issuances                                   262                   9        (11)                                    (2)
Purchases of common stock                      (5,656)               (207)                                             (207)
Reduction of tax reserves                                                        103                                    103
Other                                     (1)     (64)                 (2)         3                                      1
Net change in treasury stock          (5,458)                                                                             -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000          43,401   (6,584)         5     (256)       411         349             (45)       464
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net earnings                                                                             16                         16
     Foreign currency translation                                                                             (2)        (2)
     Gain on derivatives, net of
          tax of $10                                                                                          16         16
                                                                                                                   --------
     Total comprehensive income                                                                                          30
Cash dividends paid                                                                           (1)                        (1)
Stock issuances                                   156                   4         (3)                                     1
Other                                            (100)                 (3)                                               (3)
Net change in treasury stock              56                                                                              -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001          43,457   (6,528)         5     (255)       408         364             (31)       491
===========================================================================================================================
Comprehensive Income:
     Net earnings                                                                             43                         43
     Foreign currency translation                                                                              8          8
     Gain on derivatives, net of
          tax of $1                                                                                            2          2
     Minimum pension liability,
          net of tax benefit of $7                                                                           (11)       (11)
                                                                                                                   --------
     Total comprehensive income                                                                                          42
Stock issuances                                     4                                                                     -
Other                                            (223)                 (2)         4                                      2
Net change in treasury stock            (219)                                                                             -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          43,238   (6,747)         5     (257)       412         407             (32)       535
===========================================================================================================================


The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Through its subsidiaries, USG Corporation (the "Corporation") is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction, as well as products used in certain industrial processes. The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. The Corporation's products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors and contractors.

CONSOLIDATION
The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION
Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded to accumulated other comprehensive loss on the consolidated balance sheets. Income and expense items are translated at the average exchange rates during the respective periods.

RECLASSIFICATIONS
Certain amounts in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the 2002 presentation.

REVENUE RECOGNITION
Revenue is recognized upon the shipment of products to customers, which is when title and risk of loss is transferred to customers. Provisions for discounts to customers are recorded based on the terms of sale in the same period the related sales are recorded. The Corporation records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives. The Corporation's products are shipped FOB shipping point.

SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of products sold.

ADVERTISING
Advertising expenses consist of media advertising and related production costs. Advertising expenses are charged to earnings as incurred and amounted to $14 million in each of the years ended December 31, 2002 and 2001, and $20 million in the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT
Research and development expenditures are charged to earnings as incurred and amounted to $17 million, $15 million and $21 million in the years ended December 31, 2002, 2001 and 2000.

INCOME TAXES
The Corporation accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities.

EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. Diluted earnings per share exclude the potential exercise of outstanding stock options for any period in which such exercise would have an anti-dilutive effect.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

MARKETABLE SECURITIES
The Corporation invests in marketable securities with maturities greater than three months. These securities are listed as either short-term or long-term marketable securities on the consolidated balance sheet based on their maturities being less than or greater than one year. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to accumulated other comprehensive loss. Realized gains and losses were not material in 2002.

INVENTORY VALUATION
All of the Corporation's inventories are stated at the lower of cost or market. Most of the Corporation's inventories in the United States are valued under the last-in, first-out ("LIFO") method. The remaining inventories are valued under the first-in, first-out ("FIFO") or average production cost methods. Inventories include material, labor and applicable factory overhead costs.

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

LONG-LIVED ASSETS
Long-lived assets, which primarily include property, plant and equipment and goodwill (the excess of cost over the fair value of net assets acquired), are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Corporation periodically reviews its long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If impairment is determined, the asset is written down to estimated fair value.

STOCK-BASED COMPENSATION
The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," which was amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Corporation discloses the pro forma effects on net earnings and earnings per share as if stock-based compensation had been recognized based on the estimated fair value at the date of grant for options awarded. See Note 15. Stock-Based Compensation for the Corporation's table on pro forma net earnings and earnings per share assuming the fair value method of accounting for stock-based compensation had been used.

DERIVATIVE INSTRUMENTS
The Corporation uses derivative instruments to manage commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive loss and is reclassified to earnings when the underlying transaction has an impact on earnings. Commodity Derivative Instruments: The Corporation uses swap contracts from time to time to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. The current contracts, most of which mature by December 31, 2003, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive loss until the hedged transaction occurs, at which time it is reclassified to earnings.

Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded to accumulated other comprehensive loss until the underlying transaction has an impact on earnings.

RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminated the amortization of goodwill and certain other intangible assets, it initiated an annual assessment of goodwill for impairment. See Note 9. Accounting for Goodwill for information regarding the adoption of this standard and the resulting impairment charge.
     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121 and a portion of APB Opinion No. 30. This standard establishes a single accounting model for the disposal of long-lived assets. This standard, which became effective for the Corporation on January 1, 2002, had no impact on the Corporation's financial statements upon adoption.
     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation has determined that the estimated impact of adopting SFAS No. 143 on the effective date of January 1, 2003, will be an increase in assets and liabilities of $14 million and $30 million, respectively. A charge of $16 million (net of tax of $11 million) will be reflected on the consolidated statement of earnings as of January 1, 2003, as a cumulative effect of a change in accounting principle.
     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires costs associated with exit or disposal activities to be recognized at fair value when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard becomes effective for exit and disposal activities initiated on or after January 1, 2003.
      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. This standard also amends disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation adopted the disclosure provisions of SFAS No. 148, which became effective for financial statements for fiscal years ending after December 15, 2002.

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

CONSEQUENCES OF THE FILING
The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code. All vendors are being paid for all goods furnished and services provided after the Filing. However, as a consequence of the Filing, pending litigation against the Debtors as of the Petition Date is stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court.
     Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were organized in 2001. These committees have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court also appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Debtors expect that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.
     Pursuant to the Bankruptcy Code, the Debtors initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until October 23, 2001, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through March 1, 2003. The Debtors intend to seek one or more additional extensions depending on developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
     The Corporation is unable to predict at this time what the treatment of creditors and equity security holders of the respective Debtors will be under any proposed plan or plans of reorganization. Such plan or plans may provide, among other things, that all present and future asbestos-related liabilities of the Debtors will be discharged and assumed and resolved by one or more independently administered trusts established in compliance with Section 524(g) of the Bankruptcy Code. Section 524(g) of the Bankruptcy Code provides that, if certain specified conditions are satisfied, a court may issue, in connection with the confirmation of a plan of reorganization, a permanent injunction barring the assertion of present and future asbestos-related claims against the reorganized company and channeling those claims to an independent trust for payment in whole or in part. Among other things, the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent, and the plan must be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization have been confirmed in chapter 11 cases of other companies involved in asbestos-related litigation. However, there is no assurance that such creation of a trust for the Debtors under Section 524(g), or the issuance of such a permanent injunction, will be approved by the Bankruptcy Court.
     The Corporation is unable to predict at this time what treatment will be accorded under any such reorganization plan or plans to intercompany indebtedness, licenses, transfers of goods and services and other intercompany arrangements, transactions and relationships that were entered into prior to the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan or plans.
     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors.
     While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, in the Chapter 11 Cases. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe that the Debtors' asbestos liabilities exceed the value of the Debtors' assets and that the Debtors are insolvent. The Debtors have advised the court that they believe that the Debtors are solvent if the asbestos liabilities are fairly and appropriately valued, and the Debtors have requested that the court undertake an estimation of those liabilities. On February 19, 2003, the Court ruled on a procedure for estimating Debtors' liability for asbestos personal injury cases alleging cancer. (See Note
18. Litigation for additional information on this procedure.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the court proceedings regarding Debtors' asbestos liabilities likely will be determinative of the Debtors' solvency and the recovery of the Debtors' pre-petition creditors and equity security holders.
     As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in Note 18. Litigation.
     In connection with the Filing, the Corporation implemented a Bankruptcy Court approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments that began in January 2002. Expenses associated with this plan amounted to $20 million in 2002 and $12 million in 2001.

CHAPTER 11 FINANCING
On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The facility is provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan
Bank) as agent. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of December 31, 2002, the Corporation had the capacity to borrow up to $288 million. There were no outstanding borrowings under the DIP Facility as of December 31, 2002. However, $16 million of standby letters of credit were outstanding, leaving $272 million of unused borrowing capacity available as of December 31, 2002.
     In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The DIP Facility matures on June 25, 2004.

FINANCIAL STATEMENT PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or any of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.
     As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing. As described below, the accompanying consolidated financial statements present the Debtors' pre-petition debt as liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt. The Corporation accelerated the amortization of its debt-related costs attributable to the Debtors and recorded a pretax expense of $2 million during the second quarter of 2001, which was included in chapter 11 reorganization expenses.
     As reflected in the consolidated financial statements, liabilities subject to compromise refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations (ii) actions of the Bankruptcy Court (iii) further developments with respect to disputed claims (iv) rejection of executory contracts and unexpired leases (v) the determination as to the value of any collateral securing claims (vi) proofs of claim or (vii) other events. In particular, the amount shown for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note 18. Litigation for additional information on asbestos and related bankruptcy litigation. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.
     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended and filed with the Bankruptcy Court on May 31, 2002, setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proof-of-claim process in the Chapter 11 Cases. The Bankruptcy Court established a bar date of January 15, 2003, by which proofs of claim were required to be filed against the Debtors for all claims other than asbestos personal injury claims. The Debtors, with Bankruptcy Court approval, have begun a process of liquidating or estimating claims filed prior to the bar date.
      Subsequent to the Filing, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, real estate taxes, environmental obligations, certain customer programs and warranty claims, and certain other pre-petition claims.
      For 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $74 million. From the Petition Date through December 31, 2002, contractual interest expense not accrued or recorded on pre-petition debt totaled $115 million.
     The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries. The appropriateness of using the going-concern basis for the Corporation's financial statements is dependent upon, among other things, (i) the Corporation's ability to comply with the terms of the DIP Facility and the cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases (ii) the ability of the Corporation to maintain adequate cash on hand (iii) the ability of the Corporation to generate cash from operations (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (v) the Corporation's ability to achieve profitability following such confirmation.

Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items:

(millions)                                                                                   As of December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------------
Accounts payable                                                                       $  157                $  162
Accrued expenses                                                                           56                    86
Debt                                                                                    1,005                 1,005
Asbestos reserve                                                                        1,061                 1,061
Other long-term liabilities                                                                36                    38
--------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                2,315                 2,352
Elimination of intercompany accounts payable                                              (43)                  (41)
--------------------------------------------------------------------------------------------------------------------------
Total liabilities subject to compromise                                                 2,272                 2,311
==========================================================================================================================




Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following:

(millions)                                                                               Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------------
Legal and financial advisory fees                                                         $22                   $14
Bankruptcy-related interest income                                                         (8)                   (4)
Accelerated amortization of debt issuance costs                                             -                     2
--------------------------------------------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses                                                   14                    12
==========================================================================================================================



INTERCOMPANY TRANSACTIONS
In the normal course of business, the operating subsidiaries and the Parent Company engage in intercompany transactions. To document the relations created by these transactions, the Parent Company and the operating subsidiaries, from the formation of USG Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions").
     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are tracked on a regular basis, with interest earned or paid on the balances. During the first six months of 2001, the Corporation took steps to secure the obligations from each of the principal domestic operating subsidiaries under the intercompany loan agreements when it became clear that the asbestos liability claims of U.S. Gypsum were becoming an increasingly greater burden on the Corporation's cash resources.
     As of December 31, 2002, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $294 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. On a post-petition basis, U.S. Gypsum, USG Interiors and L&W Supply had net receivable balances from the Parent Company for Intercompany Corporate Transactions of $182 million, $6 million, and $157 million, respectively.
     In addition to the above transactions, the operating subsidiaries engage in ordinary course purchase and sale of products with other operating subsidiaries (the

"Intercompany Trade Transactions"). Detailed accounting records also are maintained of all such transactions, and settlements are made on a monthly basis.
     Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.

DIP FINANCIAL STATEMENTS (unaudited)
Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.
   In the fourth quarter of 2002, USG Interiors recorded a charge of $82 million to write down the investment in its Belgian subsidiary, which ceased operations in December 2002. Earlier in 2002, USG Funding Corporation, a non-Debtor subsidiary of USG Corporation, declared a dividend in the amount of $30 million payable to the Parent Company, which was paid in effect by eliminating the intercompany payable from USG Corporation. The net impact of these unrelated transactions (the investment writedown of $82 million, partially offset by dividend income of $30 million) is included in other expense, net in the DIP statement of earnings for 2002.


DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS (UNAUDITED)

(millions)                                                                               Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                $3,127              $2,947
Cost of products sold                                                                     2,631               2,628
Selling and administrative expenses                                                         266                 232
Chapter 11 reorganization expenses                                                           14                  12
Provisions for impairment and restructuring                                                   -                  (5)
Interest expense                                                                              8                  29
Interest income                                                                              (2)                 (2)
Other expense, net                                                                           51                  10
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative effect of accounting change                     159                  43
Income taxes                                                                                 96                  25
--------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change                                       63                  18
Cumulative effect of accounting change for SFAS No. 142                                     (41)                  -
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                 22                  18
==========================================================================================================================

DEBTOR-IN-POSSESSION BALANCE SHEETS (UNAUDITED)

(millions)                                                                                   As of December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents                                                             $   478               $   346
Short-term marketable securities                                                           50                     -
Receivables (net of reserves of $13 and $13)                                              235                   234
Inventories                                                                               227                   215
Income taxes receivable                                                                    14                    77
Deferred income taxes                                                                      49                    66
Other current assets                                                                       67                    63
--------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 1,120                 1,001
--------------------------------------------------------------------------------------------------------------------------
Long-term marketable securities                                                           131                     -
Property, plant and equipment (net of accumulated depreciation and
  depletion of $557 and $481)                                                           1,572                 1,581
Deferred income taxes                                                                     218                   258
Other assets                                                                              378                   464
--------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                         3,419                 3,304
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                          142                   112
Accrued expenses                                                                          207                   153
Income taxes payable                                                                       20                     -
--------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                              369                   265
--------------------------------------------------------------------------------------------------------------------------
Other liabilities                                                                         362                   333
Liabilities subject to compromise                                                       2,272                 2,311
Stockholders' Equity:
Preferred stock                                                                             -                     -
Common stock                                                                                5                     5
Treasury stock                                                                           (257)                 (255)
Capital received in excess of par value                                                    99                    95
Accumulated other comprehensive income                                                      4                    12
Retained earnings                                                                         565                   538
--------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                             416                   395
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                              3,419                 3,304
==========================================================================================================================

DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)                                                                      Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                2002                  2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                  $   22                $   18
Adjustments to Reconcile Net Earnings to Net Cash:
   Cumulative effect of accounting change                                         41                     -
   Provisions for impairment and restructuring                                     -                    (5)
   Corporate service charge                                                       (1)                    4
   Depreciation, depletion and amortization                                       85                    90
   Deferred income taxes                                                          63                   140
   Gain on asset dispositions                                                      -                    (1)
(Increase) Decrease in Working Capital
   Receivables                                                                     -                   (69)
   Income taxes receivable                                                        63                   (77)
   Inventories                                                                   (11)                    6
   Payables                                                                       49                    71
   Accrued expenses                                                               57                     6
Pre-petition intercompany receivable                                               -                     7
Post-petition intercompany receivable                                            (53)                  (84)
Increase in other assets                                                         104                   (61)
Increase in other liabilities                                                      -                    16
Increase (decrease) in asbestos reserve, net of receivables                       22                   (90)
Decrease in liabilities subject to compromise                                    (39)                  (58)
Other, net                                                                        (6)                   56
----------------------------------------------------------------------------------------------------------
   Net cash from (to) operating activities                                       396                   (31)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                             (75)                  (66)
Purchases of marketable securities                                              (237)                    -
Sale or maturities of marketable securities                                       56                     -
Net proceeds from asset dispositions                                               2                     1
Acquisitions of businesses                                                       (10)                    -
----------------------------------------------------------------------------------------------------------
   Net cash to investing activities                                             (264)                  (65)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuance of debt                                                                   -                   262
Repayment of debt                                                                  -                   (56)
Short-term borrowings, net                                                         -                   200
Cash dividends paid                                                                -                    (1)
----------------------------------------------------------------------------------------------------------
   Net cash from financing activities                                              -                   405
----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        132                   309
Cash and cash equivalents at beginning of period                                 346                    37
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       478                   346
==========================================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                                      2                    26
Income taxes refunded, net                                                       (52)                  (32)

3.  EXIT ACTIVITIES

2002 DOWNSIZING PLAN
In the fourth quarter of 2002, the Corporation recorded a nontaxable charge of $11 million related to the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in Europe that address the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold and reflected severance of $6 million related to a workforce reduction of approximately 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.
     The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheet as of December 31, 2002. The $3 million write-off of equipment was charged against the reserve in 2002. All payments associated with the 2002 downsizing plan are being funded with cash from operations.

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

2001 RESTRUCTURING PLAN
Also, in the fourth quarter of 2001, the Corporation recorded a charge of $12 million pretax ($10 million after-tax) related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. Included in the $12 million pretax charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations. The 2001 restructuring was intended to allow the Corporation to optimize its manufacturing operations.
     As of December 31, 2002, 260 employees were terminated, and 26 open positions were eliminated, and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002.
     The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets as of December 31, 2002 and 2001. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments are being made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan are being funded with cash from operations.

2000 RESTRUCTURING PLAN
In the fourth quarter of 2000, the Corporation recorded a pretax charge of $50 million related to a restructuring plan that included a salaried workforce reduction and the shutdown of three gypsum wallboard manufacturing lines and other operations. This restructuring was designed to streamline operations and improve business efficiency. Included in the $50 million charge was $16 million for severance related to the salaried workforce reduction of more than 500 positions, $15 million for the write-off of property, plant and equipment, $12 million for razing buildings and equipment, $5 million for line shutdown and removal and $2 million for contract cancellations and severance for more than 100 hourly positions. An additional restructuring-related charge of $4 million was included in cost of products sold for the writedown of certain inventory.
     During the third quarter of 2001, the Corporation reversed $9 million pretax of the restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken. The primary change involved a decision made in September

2001 to eliminate a portion of the closure activities originally planned at the Alabaster, Mich., facility. Also, during the third quarter of 2001, the Corporation reversed restructuring-related inventory reserves totaling $3 million to cost of products sold because the sale or use of certain affected inventory exceeded expectations.
     The salaried workforce reduction program was completed as of June 30, 2001, with the termination of 394 salaried employees and the elimination of 179 open salaried positions. In addition, 73 hourly employees were terminated, and 44 open hourly positions were eliminated. Closure of the three gypsum wallboard manufacturing lines and other operations was completed by December 31, 2001.
     The reserve for the 2000 restructuring plan was included in liabilities subject to compromise on the consolidated balance sheet as of December 31, 2001. Charges against the reserve through December 31, 2001, included the $15 million write-off of property, plant and equipment and payments totaling $22 million. The remaining $4 million of payments were made and charged against the reserve in 2002. All payments associated with the 2000 restructuring plan were funded with cash from operations.


RESTRUCTURING RESERVES
The following table details the reserves and activity for the 2002 downsizing, 2001 restructuring plan and 2000 restructuring plan:

                                                                          Writedown of                   Reversal      Reserve
                                                      Provisions for     Assets to Net        Cash             of      Balance
(millions)                                             Restructuring  Realizable Value    Payments        Reserve     12/31/02
------------------------------------------------------------------------------------------------------------------------------------
2002 Downsizing:
Severance (salaried and hourly)                                 $  6             $  -         $  -           $  -         $  6
Equipment write-off                                                3               (3)           -              -            -
Other reserves                                                     2                -            -              -            2
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             11               (3)           -              -            8
------------------------------------------------------------------------------------------------------------------------------------
2001 Restructuring:
Severance (primarily hourly)                                       8                -           (3)             -            5
Property, plant and equipment write-off                            2               (2)           -              -            -
Line shutdown/removal and contract cancellations                   2                -           (2)             -            -
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             12               (2)          (5)             -            5
------------------------------------------------------------------------------------------------------------------------------------
2000 Restructuring:
Severance (salaried)                                              16                -          (16)             -            -
Property, plant and equipment write-off                           15              (15)           -              -            -
Razing buildings and equipment                                    12                -           (6)            (6)           -
Line shutdown/removal                                              5                -           (3)            (2)           -
Contract cancellations and severance (hourly)                      2                -           (1)            (1)           -
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                          50              (15)         (26)            (9)           -
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             73              (20)         (31)            (9)          13
====================================================================================================================================

4.  EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                      Weighted
                                     Net               Average
(millions, except               Earnings    Shares   Per-Share
 share data)                       (Loss)     (000)     Amount
----------------------------------------------------------------
2002:
Basic earnings                       $43    43,282       $1.00
----------------------------------------------------------------
Diluted earnings                      43    43,282        1.00
================================================================
2001:
Basic earnings                        16    43,430        0.36
Dilutive effect of stock options                 5
----------------------------------------------------------------
Diluted earnings                      16    43,435        0.36
================================================================
2000:
Basic loss                          (259)   45,972       (5.62)
----------------------------------------------------------------
Diluted loss                        (259)   45,972       (5.62)
================================================================


     Options to purchase 2.7 million and 2.6 million shares of common stock as of December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share for 2002 and 2001 because the exercise price of the options was greater than the average market price of the Corporation's common stock. Options to purchase 2.1 million shares of common stock as of December 31, 2000, were not included in the computation of diluted earnings per share for 2000 because the options were antidilutive.

5.  COMMON STOCK

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

6.  MARKETABLE SECURITIES

As of December 31, 2002, the Corporation's investments in marketable securities consisted of the following:

                                                        Fair
                                        Amortized     Market
(millions)                                   Cost      Value
-------------------------------------------------------------
Asset-backed securities                      $ 58       $ 58
U.S. government and agency securities          54         54
Municipal securities                           36         36
Time deposits                                  17         17
Corporate securities                           16         16
-------------------------------------------------------------
Total marketable securities                   181        181
=============================================================

     Contractual maturities of marketable securities as of December 31, 2002, were as follows:

                                                        Fair
                                          Amortized   Market
(millions)                                     Cost    Value
-------------------------------------------------------------
Due in 1 year or less                          $ 50     $ 50
Due in 1 - 5 years                               47       47
Due in 5 - 10 years                               6        6
Due after 10 years                               20       20
-------------------------------------------------------------
                                                123      123
Asset-backed securities                          58       58
-------------------------------------------------------------
Total marketable securities                     181      181
=============================================================

     The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

7.  INVENTORIES

As of December 31, 2002 and 2001, the LIFO values of domestic inventories were $208 million and $198 million, respectively, and would have been $1 million higher for 2002 and $5 million higher for 2001 if they were valued under the FIFO and average production cost methods. All non-U.S. inventory is valued under FIFO or average production cost methods. The LIFO value of U.S. domestic inventories exceeded that computed for U.S. federal income tax purposes by $30 million as of December 31, 2002 and 2001. Inventories as of December 31 consisted of the following:

(millions)                                     2002     2001
-------------------------------------------------------------
Finished goods and work in progress            $169     $164
Raw materials                                    84       75
Supplies                                         17       15
-------------------------------------------------------------
Total                                           270      254
=============================================================


8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(millions)                                     2002     2001
-------------------------------------------------------------
Land and mineral deposits                    $   90   $   90
Buildings and improvements                      621      600
Machinery and equipment                       1,778    1,702
-------------------------------------------------------------
                                              2,489    2,392
Reserves for depreciation and depletion        (701)    (592)
-------------------------------------------------------------
Total                                         1,788    1,800
=============================================================


9.  ACCOUNTING FOR GOODWILL

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminated the amortization of goodwill and certain other intangible assets, it initiated an annual assessment of goodwill for impairment.
     The initial assessment was completed as of the adoption date. The assessment was performed for each reporting unit (as defined by SFAS No. 142) that had goodwill. For the Corporation, the reporting units with goodwill were the North American Gypsum and the Building Products Distribution operating segments.
     The Corporation determined that goodwill for its Building Products Distribution segment was not impaired, but will be reviewed at least annually for impairment. However, goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. As a result, the Corporation recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $90 million write-off of goodwill (net of accumulated amortization of $8 million) and a $6 million write-off of deferred currency translation, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. In accordance with SFAS No. 142, the Corporation reflected this charge in its financial statements as of January 1, 2002.
     After the impairment charge described above and the addition of $8 million of goodwill associated with businesses acquired in 2002, total goodwill, as of December 31, 2002, amounted to $30 million (net of accumulated amortization of $6 million). As of December 31, 2001, goodwill amounted to $112 million (net of accumulated amortization of $14 million). Goodwill is included in other assets on the consolidated balance sheet. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 15 years to 40 years.
     A reconciliation of adjusted net earnings and earnings per share is shown in the following table:

(millions except
 per-share data)                    2002      2001      2000
---------------------------------------------------------------
Net Earnings (Loss):
Reported net earnings (loss)        $ 43      $16      $(259)
Add back:
  Goodwill amortization,
     net of tax                        -        3          3
  Cumulative effect of
     accounting change for
     SFAS No. 142                     96        -          -
---------------------------------------------------------------
Adjusted net earnings (loss)         139       19       (256)
===============================================================

Basic and Diluted Earnings
  (Loss) Per Share:
Reported basic and diluted         $1.00    $0.36     $(5.62)
Add back:
  Goodwill amortization                -     0.07       0.05
  Cumulative effect of
     accounting change for
     SFAS No. 142                   2.22        -          -
---------------------------------------------------------------
Adjusted basic and diluted          3.22     0.43      (5.57)
===============================================================

10.  LEASES

The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $77 million, $74 million and $70 million in the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2002, were $51 million in 2003, $44 million in 2004, $35 million in 2005,
$26 million in 2006 and $18 million in 2007. The aggregate obligation subsequent to 2007 was $21 million.

11.  DEBT

As a result of the Filing, virtually all of the Corporation's pre-petition debt is in default and included in liabilities subject to compromise. Any such debt that was scheduled to mature since the Filing has not been repaid. Total debt as of December 31 consisted of the following:


(millions)                            2002       2001
------------------------------------------------------
Revolving credit facilities           $469       $469
9.25% senior notes due 2001            131        131
8.5% senior notes due 2005             150        150
Industrial revenue bonds               255        255
------------------------------------------------------
Total debt included in liabilities
  subject to compromise              1,005      1,005
======================================================
Long-term debt                           2          2
------------------------------------------------------
Total debt                           1,007      1,007
======================================================


     Long-term debt of $2 million as reported on the consolidated balance sheets as of December 31, 2002 and 2001, consisted of Canadian notes payable.

DIP FACILITY
On July 31, 2001, a $350 million DIP Facility was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The facility is provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as agent. Any borrowings under the facility represent a super priority claim in the bankruptcy proceeding. Borrowing availability is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of December 31, 2002, the Corporation had the capacity to borrow up to $288 million. There were no outstanding borrowings under the facility at year end. However, $16 million of standby letters of credit were issued, leaving $272 million of unused borrowing capacity available as of December 31, 2002.
     The interest rate for the facility was based on LIBOR plus 200 to 250 basis points depending on the level of borrowings. The terms of the facility include, among other requirements, limits on asset sales, dividends and capital expenditures and minimum EBITDA levels. As of December 31, 2002, the Corporation was in compliance with the terms and conditions of the agreement.
     In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The resulting DIP Facility will be used largely to support the issuance of standby letters of credit needed for the Corporation's business operations. The DIP Facility matures on June 25, 2004.

OTHER DEBT INFORMATION
The fair market value of total debt outstanding (including debt classified as liabilities subject to compromise) was $765 million and $729 million as of December 31, 2002 and 2001, respectively. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because virtually all of the Corporation's debt is subject to compromise, the fair market value of total debt as of December 31, 2002, is not necessarily indicative of the ultimate settlement value that will be determined by the Bankruptcy Court.
     As of December 31, 2002, debt not subject to compromise of $2 million is scheduled to mature in varying amounts through 2005.

12.  DERIVATIVE INSTRUMENTS

The amounts reported below as fair values represent the market value as obtained from broker quotations. Any negative fair values are estimates of the amounts USG would need to pay to cancel the contracts or transfer them to other parties.

COMMODITY DERIVATIVE INSTRUMENTS
The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. These contracts are designated as cash flow hedges, and changes in fair value are recorded to accumulated other comprehensive loss until the hedged transaction occurs, at which time it is reclassified to earnings.
     As of December 31, 2002, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $66 million. These contracts mature within one year. As of December 31, 2002, the fair value of these swap contracts, which remained in accumulated other comprehensive loss, was $12 million ($7 million after-tax).
     The Corporation had swap contracts, maturing through 2003, with Enron to hedge the cost of wastepaper. During the second quarter of 2002, the Corporation paid $2 million to terminate all outstanding wastepaper swaps. In accordance with SFAS No. 133, deferred losses of $2 million were reclassified from accumulated other comprehensive loss into earnings in 2002.
     During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of natural gas swap contracts scheduled to mature through 2005. In accordance with SFAS No. 133, the net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive loss and is reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of December 31, 2002, $18 million ($11 million after-tax) remained in accumulated other comprehensive loss.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge the risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are designated as cash flow hedges, and changes in fair value are recorded to accumulated other comprehensive loss until the underlying transaction has an impact on earnings. As of December 31, 2002, the Corporation had no outstanding forward contracts.
     As of December 31, 2001, the Corporation had foreign currency contracts in place, primarily Canadian dollars, to hedge its exposure to exchange rate fluctuations on transactions denominated in foreign currencies. These foreign exchange contracts mature on the anticipated date of the underlying transaction, and all contracts matured by March 31, 2002. The notional amount of foreign currency contracts as of December 31, 2001, was $6 million. The fair value of these contracts as of December 31, 2001 was zero.

COUNTERPARTY RISK
The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of all counterparties.

13.      ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of December 31 consisted of the following:

(millions)                                          2002      2001
--------------------------------------------------------------------
Gain on derivatives, net of tax                     $ 18       $16
Deferred currency translation                        (39)      (47)
Minimum pension liability, net of tax                (11)        -
Unrealized gain (loss) on marketable securities        -         -
--------------------------------------------------------------------
Total accumulated other comprehensive loss           (32)      (31)
====================================================================

     During 2002, accumulated after-tax gains of $12 million ($20 million pretax) on derivatives were reclassified from accumulated other comprehensive loss to earnings. As of December 31, 2002, the estimated after-tax gain on derivatives expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $14 million.

14.  EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries have defined benefit pension plans for all eligible employees. Benefits of the plans are generally based on employees' years of service and compensation during the final years of employment. The Corporation also maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees generally become eligible for the retiree benefit plans when they meet minimum retirement age and service requirements. The cost of providing most retiree health care benefits is shared with retirees. The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)                                 2002      2001     2000
-------------------------------------------------------------------
Pension Benefits:
Service cost of benefits earned             $21       $19      $16
Interest cost on projected
   benefit obligation                        49        48       47
Expected return on plan assets              (55)      (56)     (54)
Net amortization                              3         4        3
-------------------------------------------------------------------
Net pension cost                             18        15       12
===================================================================

Postretirement Benefits:
Service cost of benefits earned               7         6        6
Interest cost on projected
   benefit obligation                        16        16       16
Net amortization                             (2)       (1)      (2)
-------------------------------------------------------------------
Net postretirement cost                      21        21       20
===================================================================


The following tables summarize pension and postretirement benefit obligations, plan assets and funded status as of December 31:

                                     Pension        Postretirement
                                  -------------    ----------------
(millions)                         2002    2001      2002     2001
-------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation
   as of January 1                 $702    $670      $236     $222
Service cost                         21      19         7        6
Interest cost                        49      48        16       16
Employee contributions               12      11         3        3
Benefits paid                       (38)    (80)      (15)     (12)
Plan amendment                        8      10         -        -
Actuarial loss                       22      27        63        1
Foreign currency rate change          1      (3)        -        -
-------------------------------------------------------------------
Benefit obligation
   as of December 31                777     702       310      236
===================================================================

Change in Plan Assets:
Fair value as of January 1          575     652         -        -
Actual return on plan assets        (48)    (17)        -        -
Employer contributions               26      13         -        -
Employee contributions               12      11         -        -
Benefits paid                       (38)    (80)        -        -
Foreign currency rate change          1      (4)        -        -
-------------------------------------------------------------------
Fair value as of December 31        528     575         -        -
===================================================================

Funded Status:
As of December 31                  (249)   (127)     (310)    (236)
Unrecognized prior service cost      24      18        (6)      (6)
Unrecognized net (gain) loss        210      86        35      (30)
-------------------------------------------------------------------
Net balance sheet liability         (15)    (23)     (281)    (272)
===================================================================

Components in the Consolidated Balance Sheets Consist of:
Long-term other assets               34      19         -        -
Long-term other liabilities         (67)    (42)     (281)    (272)
Accumulated other
   comprehensive loss                18       -         -        -
-------------------------------------------------------------------
Net balance sheet liability         (15)    (23)     (281)    (272)
===================================================================

Assumptions as of December 31:
Discount rate                      6.50%   7.25%     6.50%    7.25%
Expected return on plan assets      9.0%    9.0%        -        -
Compensation increase rate          4.7%    5.0%      4.7%     5.0%
-------------------------------------------------------------------

     Following a review of rates of returns on plan assets, the Corporation decreased its expected rate of return on pension plan assets to 8.0% effective January 1, 2003.
     The assumed health-care-cost trend rate used to measure the accumulated postretirement benefit obligation will be 10.0% in 2003, with the rate gradually declining to 5.25% in 2007 and remaining at that level thereafter. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                                 One Percentage      One Percentage
(millions)                       Point Increase      Point Decrease
-------------------------------------------------------------------
Effect on total service and
   interest cost components                 $ 4                $(3)
Effect on postretirement
   benefit obligation                        52                (43)
-------------------------------------------------------------------

15.  STOCK-BASED COMPENSATION

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

                                           2001               2000
-------------------------------------------------------------------
Expected life (years)                       7.4                7.4
Risk-free interest rate                     6.8%               6.2%
Expected volatility                        46.2%              31.3%
Dividend yield                             0.12%              1.29%
-------------------------------------------------------------------


     There were no options granted in 2002. The weighted average fair values of options granted on May 1, 2001, January 2, 2001, and January 3, 2000, were $6.73, $12.31 and $18.84, respectively.
     If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, net earnings (loss) and net earnings (loss) per common share would have changed to the following pro forma amounts:

(millions, except per-share data)          2002      2001     2000
-------------------------------------------------------------------
Net Earnings(Loss):   As reported           $43       $16    $(259)

Deduct: Fair value method of stock
   -based employee compensation
   expense, net of tax                       (2)       (3)      (3)
-------------------------------------------------------------------
                 Pro forma                   41        13     (262)
===================================================================
Basic EPS:       As reported               1.00      0.36    (5.62)
                 Pro forma                 0.94      0.31    (5.70)
Diluted EPS:     As reported               1.00      0.36    (5.62)
                 Pro forma                 0.94      0.31    (5.70)
-------------------------------------------------------------------

     Stock option activity was as follows:


(options in thousands)                     2002      2001     2000
-------------------------------------------------------------------
Options:
Outstanding, January 1                    2,738     2,051    1,790
Granted                                       -       800      330
Exercised                                     -       (72)     (22)
Canceled                                    (39)      (41)     (47)
-------------------------------------------------------------------
Outstanding, December 31                  2,699     2,738    2,051
Exercisable, December 31                  1,912     1,640    1,437
Available for grant, December 31          1,985     1,737    2,488
-------------------------------------------------------------------
Weighted Average Exercise Price:
Outstanding, January 1                   $34.29    $38.12   $36.49
Granted                                       -     22.44    46.14
Exercised                                     -     10.31    10.31
Canceled                                  33.01     36.94    44.79
Outstanding, December 31                  34.31     34.29    38.12
Exercisable, December 31                  39.19     37.89    33.70
-------------------------------------------------------------------


     The following table summarizes information about stock options outstanding as of December 31, 2002:


                       Options Outstanding    Options Exercisable
                       -------------------    -------------------
                        Weighted
                         Average  Weighted            Weighted
Range of               Remaining   Average             Average
Exercise   Options   Contractual  Exercise  Options   Exercise
  Prices     (000)   Life (yrs.)     Price    (000)      Price
-----------------------------------------------------------------
$ 5 - 15      67         0.9         $ 10      63      $ 10
 15 - 25     905         7.1           22     122        22
 25 - 35     755         2.7           32     755        32
 35 - 55     972         5.9           48     972        48
-----------------------------------------------------------------
Total      2,699         5.3           34   1,912        39
=================================================================


     As of December 31, 2002, common shares totaling 2.7 million were reserved for future issuance in conjunction with existing stock option grants. In addition, 2.0 million common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

16.       INCOME TAXES

Earnings (loss) before income taxes consisted of the following:

(millions)                                 2002      2001     2000
-------------------------------------------------------------------
U.S.                                       $133       $52    $(471)
Foreign                                     123         -       51
-------------------------------------------------------------------
Total                                       256        52     (420)
===================================================================


     Income tax expense (benefit) consisted of the following:


(millions)                                  2002     2001      2000
-------------------------------------------------------------------
Current:
Federal                                     $35      $(67)    $154
Foreign                                      14        15       18
State                                         9       (13)      27
-------------------------------------------------------------------
                                             58       (65)     199
-------------------------------------------------------------------
Deferred:
Federal                                      42        90     (306)
Foreign                                       8        (5)       -
State                                         9        16      (54)
-------------------------------------------------------------------
                                             59       101     (360)
-------------------------------------------------------------------
Total                                       117        36     (161)
===================================================================


     Differences between actual provisions (benefits) for income taxes and provisions (benefits) for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)                                 2002      2001     2000
-------------------------------------------------------------------
Taxes on income (loss)
   at U.S. federal statutory rate           $90       $18    $(147)
Chapter 11 reorganization
    expenses                                  4         2        -
Foreign sales benefit                        (1)       (1)      (1)
Foreign earnings subject
   to different tax rates                     6        16        4
State income tax, net of
   federal benefit                           11         1      (17)
Percentage depletion                         (1)       (2)      (4)
Non-deductible expenses                       3         2        3
Valuation allowance adjustment                6         -        -
Other, net                                   (1)        -        1
-------------------------------------------------------------------
Provision (benefit) for
   income taxes                             117        36     (161)
===================================================================

Effective income tax rate                  45.6%     70.0%    38.4%
===================================================================


     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)                                           2002     2001
-------------------------------------------------------------------
Deferred Tax Assets:
Pension and postretirement benefits                  $117     $115
Reserves not deductible until paid:
   Asbestos reserves                                  401      403
   Other reserves                                      41       45
Other                                                  27       31
-------------------------------------------------------------------
Deferred tax assets before valuation
   allowance                                          586      594
Valuation allowance                                    (6)       -
-------------------------------------------------------------------
Total deferred tax assets                             580      594
-------------------------------------------------------------------
Deferred Tax Liabilities:
Property, plant and equipment                         286      268
Post-petition interest expense                         46       17
-------------------------------------------------------------------
Total deferred tax liabilities                        332      285
-------------------------------------------------------------------
Net deferred tax assets                               248      309
===================================================================


     A valuation allowance of $6 million was established in 2002 for deferred tax assets relating to foreign net operating loss carryforwards due to uncertainty regarding their ultimate realization. This amount was included in foreign deferred income tax expense for 2002.
     The Corporation recognized an income tax receivable of $76 million in 2001 for federal and state income taxes that it expected to be refunded as a result of the carryback of a net operating loss incurred by the Corporation in 2001. The federal income tax refund was received by the Corporation in 2002. The state income tax refunds are expected to be received beginning in 2003.
     The Corporation does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $236 million as of December 31, 2002. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

17.   SEGMENTS

OPERATING SEGMENTS

(millions)                                 2002      2001     2000
-------------------------------------------------------------------
Net Sales:
North American Gypsum                    $2,151    $1,950   $2,298
Worldwide Ceilings                          610       660      705
Building Products Distribution            1,200     1,152    1,373
Eliminations                               (493)     (466)    (595)
-------------------------------------------------------------------
Total                                     3,468     3,296    3,781
===================================================================

Operating Profit (Loss):
North American Gypsum                       261        80      392
Worldwide Ceilings                           29        33       70
Building Products Distribution               51        64      110
Corporate                                   (71)      (43)     (44)
Eliminations                                  2         1        3
Chapter 11 reorganization
   expenses                                 (14)      (12)       -
Provisions for impairment
   and restructuring                          -       (33)     (50)
Provision for asbestos claims                 -         -     (850)
-------------------------------------------------------------------
Total                                       258        90     (369)
===================================================================

Depreciation, Depletion
   and Amortization:
North American Gypsum                        79        81       70
Worldwide Ceilings                           20        19       18
Building Products Distribution                4         7        7
Corporate                                     3         -        1
-------------------------------------------------------------------
Total                                       106       107       96
===================================================================

Capital Expenditures:
North American Gypsum                        82        96      354
Worldwide Ceilings                           15        11       16
Building Products Distribution                3         2        9
Corporate                                     -         -        1
-------------------------------------------------------------------
Total                                       100       109      380
===================================================================

Assets:
North American Gypsum                     1,887     1,985    1,924
Worldwide Ceilings                          404       408      433
Building Products Distribution              286       268      278
Corporate                                 1,129       908      639
Eliminations                                (89)     (105)     (60)
-------------------------------------------------------------------
Total                                     3,617     3,464    3,214
===================================================================



GEOGRAPHIC SEGMENTS

(millions)                                 2002      2001     2000
-------------------------------------------------------------------
Net Sales:
United States                            $3,127    $2,947   $3,428
Canada                                      294       279      284
Other Foreign                               243       254      259
Geographic transfers                       (196)     (184)    (190)
-------------------------------------------------------------------
Total                                     3,468     3,296    3,781
===================================================================

Long-Lived Assets:
United States                             1,647     1,758    1,696
Canada                                      119       152      184
Other Foreign                               127        57      127
-------------------------------------------------------------------
Total                                     1,893     1,967    2,007
===================================================================

     Transactions between operating and geographic segments are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between operating segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.
     No single customer accounted for 10% or more of consolidated net sales. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.
     Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment. Worldwide Ceilings' operating profit in 2002 included an $11 million charge recorded in the fourth quarter related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities that address the continuing weakness of the commercial ceilings market in Europe.
     Long-lived assets include property, plant and equipment, long-term prepaid expenses, investments in other companies, goodwill and other long-term assets. As of December 31, 2002, goodwill, net of accumulated amortization, for the Corporation's businesses in the United States, Canada and Other Foreign segments was $30 million, zero and zero, respectively. As of December 31, 2001, goodwill, net of accumulated amortization, for the Corporation's businesses in the United States, Canada and Other Foreign segments was $63 million, $49 million and zero, respectively. As of December 31, 2000, goodwill, net of accumulated amortization, for the United States, Canada and Other Foreign segments was $66 million, $53 million and $1 million, respectively. The Corporation believes that including goodwill in long-lived assets provides meaningful disclosure to financial statement users in terms of geographic resource allocation, investment decisions and related risk. See Note 9. Accounting for Goodwill for information regarding the adoption of SFAS No. 142 and the resulting decrease in the Corporation's goodwill in 2002.

18.  LITIGATION

ASBESTOS AND RELATED BANKRUPTCY LITIGATION
One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. On June 25, 2001 (the "Petition Date"), U.S. Gypsum, the Parent Company, and other domestic subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code (the "Filing") to manage the growing costs of resolving asbestos claims and to achieve a fair and final resolution of liability for both pending and future asbestos claims. The Chapter 11 Cases are being jointly administered under Case No. 01-2094 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").
     U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s; in most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978. Certain of the asbestos lawsuits against U.S. Gypsum seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). A more detailed description of the Property Damage and Personal Injury Cases is set forth below.
     As a result of the Filing, all pending Personal Injury and Property Damage Cases against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on such asbestos lawsuits absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. The Bankruptcy Court has approved creditors' committees that represent claimants in Personal Injury and Property Damage Cases and, as noted below, a legal representative for future asbestos claimants.
     U.S. Gypsum anticipates that its liability for pending and future asbestos claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to March 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. It is the Debtors' intention that the plan of reorganization will include the creation of a trust under Section 524(g) of the Bankruptcy Code which will be funded to allow payment of present and future asbestos claims, and, as a result of creation of the trust, the Bankruptcy Court will issue a permanent injunction channeling all asbestos-related claims to the trust and barring the assertion of pending or future asbestos-related claims against the reorganized companies. However, there is no assurance that creation of a trust under Section 524(g) or the issuance of such a permanent injunction will be approved by the Bankruptcy Court. It is anticipated that the plan or plans of reorganization ultimately approved will include all Debtors in the final resolution of asbestos-related claims that are or might be asserted against U.S. Gypsum, the Corporation and all other Debtor affiliates.
     While it is the Debtors' intention to seek a full recovery for its creditors, it is not possible to predict currently how the plan will treat asbestos and other pre-petition claims and what impact any reorganization plan may have on the shares of the Corporation's common stock and other outstanding securities. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part. Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, in the Chapter 11 Cases. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe that the Debtors' asbestos liabilities exceed the value of the

Debtors' assets and that the Debtors are insolvent. The Debtors have advised the court that they believe that the Debtors are solvent if the asbestos liabilities are fairly and appropriately valued, and the Debtors have requested that the court undertake an estimation of those liabilities. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the court proceedings regarding Debtors' asbestos liabilities likely will be determinative of the Debtors' solvency and the recovery of the Debtors' pre-petition creditors and equity security holders.
     As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities.

Developments in the Reorganization Proceeding: During the fourth quarter of 2001, the Corporation's bankruptcy proceeding, along with four other asbestos-related bankruptcy proceedings pending in the federal courts in the District of Delaware, were assigned to the Honorable Alfred M. Wolin of the United States District Court for the District of New Jersey. Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims and that other bankruptcy claims and issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will remain assigned to Bankruptcy Judge Randall J. Newsome in the United States Bankruptcy Court for the District of Delaware.
     In July 2002, the Bankruptcy Court appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois.
     The Debtors filed a motion requesting Judge Wolin to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors proposed that, in these substantive estimation hearings, the court will hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors, and the Court will then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by Debtors, or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease.
     The Official Committee of Asbestos Personal Injury Claimants opposed the substantive estimation hearings proposed by Debtors. The committee contends that U.S. Gypsum's liability for present and future asbestos personal injury claims should be based on extrapolation from U.S. Gypsum's settlement history of such claims and not on litigating liability issues in the bankruptcy proceeding. The committee contends that the Court does not have the power to exclude claimants who do not meet objective evidence of asbestos-related disease if such claimants are compensated in the tort system outside of bankruptcy.
     Other constituencies filed briefs with the Court indicating their views on the estimation protocol that should be adopted by the Court. Briefs supporting the Debtors' substantive estimation proposal were filed by the Official Committee of Unsecured Creditors as well as the United States Chamber of Commerce, the Coalition for Asbestos Justice (representing certain insurers), and a group of 14 companies that are defendants in asbestos personal injury litigation but are not in bankruptcy. An unofficial committee representing select asbestos claimants (claimants who have cancer claims) filed a brief endorsing Debtors' substantive estimation proposal insofar as Debtors are asking the Court to address Debtors' liability for certain types of claims, but opposed Debtors' proposal in certain other respects. The legal representative for future asbestos claimants (described below) endorsed the estimation protocol requested by the Official Committee of Asbestos Personal Injury Claimants.
     In August 2002, Debtors also filed a motion with Judge Wolin requesting the Court to issue a ruling declaring that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a
Section 524(g) plan. The Debtors' motion is supported by the Official Committee of Unsecured Creditors as well as the unofficial committee representing select asbestos claimants and the group of 14 companies that are defendants in asbestos personal injury litigation but are not in bankruptcy. The Debtors' motion on this voting issue has been stayed by order of Judge Wolin. It is anticipated that the Official Committee of Asbestos Personal Injury Claimants will oppose the Debtors' motion.
     In response to the Debtors' motion seeking substantive estimation of Debtors' asbestos personal injury liability, on February 19, 2003, Judge Wolin issued an Order setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. Pursuant to the Order, a bar date will be established for filing claims by all persons who can certify a diagnosis of primary cancer caused by asbestos exposure based on a medical report of a Board-certified physician. The Order provides that the Debtors must submit to the Court by March 21, 2003, a proposed timetable for the bar date. The proposed bar date does not apply to non-malignant claims, which the Order states will not be addressed at this time.
     The Order provides that after the claims bar date for these cancer claims has passed, the Court will hold an estimation hearing under 11 U.S.C. Section 502(c) at which the "debtors will be permitted to present their defenses." The Order does not establish a date for the estimation hearing. The Order contemplates that after the estimation of Debtors' liability for present and future cancer claims, the Court will determine whether Debtors' liability for these claims exceeds Debtors' assets. The Court notes that the Official Committee of Asbestos Personal Injury Claimants has asserted that the Debtors are insolvent and do not have sufficient assets to pay cancer claimants, without regard to Debtors' liability for non-malignant asbestos personal injury claims. The Court further notes that Debtors dispute this contention. According to the Order, the determination of whether the Debtors have sufficient assets to pay legitimate cancer claimants will guide the Court in determining whether the Debtors' resources should be spent resolving the issue of the validity of non-malignant claims where there is no objective evidence of asbestos-related disease.
     It is not possible at this time to predict the timing or outcome of the estimation hearings relating to cancer claimants, or whether the Court will ultimately address the validity and voting rights of non-malignant claims. The outcome of the estimation proceeding regarding cancer claimants, as provided in the Order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the final terms of any plan or plans of reorganization.
     The Corporation expects that U.S. Gypsum's liability for asbestos property damage claims will also be resolved in the reorganization proceeding, whether by including those liabilities in a Section 524(g) trust or by other means. The Bankruptcy Court established a bar date of January 15, 2003, by which all entities with asbestos-related property damage claims or any other types of claims (except asbestos personal injury claims or claims derivative thereof) must file their claims against the Debtors in the bankruptcy proceeding. The Debtors mailed and published notice of the claims bar date to potential asbestos property damage claimants as well as other claimants affected by the bar date. The Debtors are in the process of reviewing and analyzing the asbestos-related property damage claims and general claims received as of the claims bar date.
     The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum as of the Petition Date.

Property Damage Cases: As of the Petition Date, U.S. Gypsum was a defendant in 11 Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue as well as punitive damages. The complaint does not specify how many buildings are at issue. As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below (see Estimated Cost).

Personal Injury Cases: As reported by the Center for Claims Resolution (the "Center"), as described below,

U.S. Gypsum was a defendant in approximately 106,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, and 80,000 claims in 1998.
     Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered and arranged for the defense and settlement of Personal Injury cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement sharing arrangement. The Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer requires the services of the Center in negotiating or defending Personal Injury Cases.
     In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' law firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims (the "Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria, and, with regard to those claims meeting established disease criteria, that the future clients accept specified amounts to settle those claims. These Long-Term Settlements typically resolve claims for amounts consistent with historical per-claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.
     In 2000, U.S. Gypsum closed approximately 57,000 Personal Injury Cases. U.S. Gypsum's cash payments in 2000 to defend and resolve Personal Injury Cases totaled $162 million, of which $90 million was paid or reimbursed by insurance. In 2000, the average settlement per case was approximately $2,600, exclusive of defense costs. U.S. Gypsum made cash payments of $100 million in 1999 and $61 million in 1998 to resolve Personal Injury Cases, of which $85 million and $45.5 million, respectively, were paid or reimbursed by insurance.
     In the first and second quarters of 2001, prior to the Filing, cash payments to resolve Personal Injury Cases increased dramatically, primarily as a result of the bankruptcy filings of other defendants in asbestos personal injury lawsuits. As a result of these bankruptcy filings, plaintiffs substantially increased their settlement demands to the remaining defendants, including U.S. Gypsum, to replace the expected payments of the bankrupt defendants. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.
     In the first half of 2001 (up to the Petition Date), U.S. Gypsum closed approximately 18,900 Personal Injury Cases. In the first half of 2001 (up to the Petition Date), U.S. Gypsum's total asbestos-related cash payments, including defense costs, were approximately $124 million, of which approximately $10 million was paid or reimbursed by insurance. A portion of these payments were for settlements agreed to in prior periods. As of March 31, 2001, U.S. Gypsum had estimated that cash expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.
     As a result of these increasing settlement demands and the concern that federal legislation, if any, addressing the asbestos litigation problem likely would not be enacted within the necessary timeframe, U.S. Gypsum concluded that it would not be able to manage and resolve its asbestos liability in the tort system, and, on June 25, 2001, the Debtors filed a voluntary petition under chapter 11 of the Bankruptcy Code. As a result of the Filing, all Personal Injury Cases are stayed against U.S. Gypsum, new cases may not be filed due to the automatic stay, and payments relating to settlements of

Personal Injury Cases before the Filing may not be made except pursuant to an order of the Bankruptcy Court.
     In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W Supply, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. It is believed that L&W Supply has been named as a defendant in Personal Injury Cases based on its role as a distributor of U.S. Gypsum products. Therefore, the Corporation expects that any asbestos-related liability of L&W Supply would be derivative of the liability of U.S. Gypsum, and that any plan or plans of reorganization should reflect that L&W Supply's liability, if any, rests with U.S. Gypsum as the manufacturer. However, because of the small number of Personal Injury Cases against L&W Supply to date and the lack of development of the cases against L&W Supply, the Corporation does not have sufficient information at this time to predict as to how any plan or plans of reorganization will address any asbestos-related liability of L&W Supply and whether any such liability will be limited to L&W Supply's role as a distributor of U.S. Gypsum products.
     One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceeding, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwest United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage. The Corporation expects that any asbestos-related liability of Beadex will be addressed in the plan of reorganization. However, because of the small number of Personal Injury Cases pending against Beadex to date, the Corporation does not have sufficient information at this time to predict as to how any plan or plans of reorganization will address any asbestos-related liability of Beadex.

Insurance Coverage: As of the Petition Date, after deducting insurance used to date, U.S. Gypsum had $66 million of insurance remaining to cover asbestos-related costs. This figure is adjusted from the previously reported $76 million to reflect additional amounts received in an earlier period. After receipt of insurance payments, $30 million remained primarily in other current assets as of December 31, 2002. The increase of $22 million in asbestos reserve, net of receivables, for 2002 as shown on the consolidated statement of cash flows was attributable to changes in the asbestos insurance receivable. This insurance is scheduled to be collected at various times through 2004.

Estimated Cost: In evaluating U.S. Gypsum's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably U.S. Gypsum's asbestos liability in the tort system for both pending and future asbestos claims.
     In the Property Damage Cases, such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages associated therewith; the viability of statute of limitations, product identification and other defenses, which varies depending upon the facts and jurisdiction of each case; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.
     Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease and occupational characteristics, and venue of Personal Injury Cases that are filed against U.S. Gypsum; the age and level of asbestos-related disease of claimants; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation would be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.
     Prior to the fourth quarter of 2000, the Corporation, in the opinion of management, was unable to reasonably estimate the probable cost of resolving future asbestos claims in the tort system, although the Corporation had estimated and reserved for costs associated with then-pending claims. However, in 1999 and increasingly in 2000, as U.S. Gypsum entered into Long-Term Settlements of Personal Injury Cases, the Corporation undertook a detailed, independent study of U.S. Gypsum's current and potential future asbestos liability. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system. The analysis was completed in the fourth quarter of 2000.
     As part of this analysis, the Corporation reviewed, among other things, historical case filings and increasing settlement costs; the type of products U.S. Gypsum sold and the occupations of claimants expected to bring future asbestos-related claims; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the continued viability of, the Long-Term Settlements described above; and anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs. In addition, the Corporation considered future defense costs, as well as allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay.
     In the fourth quarter of 2000, the Corporation concluded that it was possible to provide a reasonable estimate of U.S. Gypsum's liability in the tort system for asbestos cases to be filed through 2003 as well as those currently pending. Based on an independent study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims currently pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. Substantially all of this reserve relates to the estimated costs of resolving then-pending asbestos personal injury claims and those expected to be filed through 2003, and the reserve reflected management's expectation that U.S. Gypsum's average payment per asbestos personal injury claim would increase at least in the short term due to distortions caused by the bankruptcy filings of other asbestos personal injury defendants discussed above. Less than 10 percent of the reserve is attributable to defense and administrative costs.
     At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases have historically been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.
     During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of December 31, 2002. The above amounts are stated before tax benefit and are not discounted to present value.
     It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.
     As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. However, it is possible that the cost of resolving asbestos claims in the Chapter 11 Cases will be greater than that set forth in the high end of the range estimated in 2000. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe that the liabilities for pending and future asbestos claims exceed the value of Debtors' assets, and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000. As the Chapter 11 Cases proceed, and the court addresses the issues relating to estimation of Debtors' asbestos liabilities, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable asbestos liability may be determined. If such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is also possible that, in such a case, the Debtors' asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.

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

Conclusion: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.


ENVIRONMENTAL LITIGATION
The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated, undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Debtors have been given permission by the Bankruptcy Court to satisfy environmental obligations up to $12 million. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its financial position, results of operations or cash flows.

REPORT OF MANAGEMENT

     Management of USG Corporation is responsible for the preparation, integrity and fair presentation of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on management's estimates and judgment.
     Management is responsible for maintaining a system of internal accounting controls to provide reasonable assurance as to the integrity and reliability of the financial statements, the proper safeguarding and use of assets, and the accurate execution and recording of transactions. Such controls are based on established policies and procedures and are implemented by trained personnel. The system of internal accounting controls is monitored by the Corporation's internal auditors to confirm that the system is proper and operating effectively. The Corporation's policies and procedures prescribe that the Corporation and its subsidiaries are to maintain ethical standards and that its business practices are to be consistent with those standards.
     The Corporation's 2002 financial statements have been audited by Deloitte & Touche LLP, independent public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America and included consideration of the Corporation's internal control structure. Management has made available to Deloitte & Touche LLP all of the Corporation's financial records and related data, as well as minutes of the meetings of the Board of Directors. Management believes that all representations made to Deloitte & Touche LLP were valid and appropriate.
     The Board of Directors, operating through its Audit Committee composed entirely of nonemployee directors, provides oversight to the financial reporting process. The Audit Committee meets periodically with management, the internal auditors and Deloitte & Touche LLP, jointly and separately, to review accounting, auditing, internal control and financial reporting matters. Both Deloitte & Touche LLP and the internal auditors have unrestricted access to the Audit Committee.





William C. Foote
Chairman, Chief Executive Officer and President





Richard H. Fleming
Executive Vice President and Chief Financial Officer





D. Rick Lowes
Vice President and Controller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of USG Corporation:
   We have audited the accompanying consolidated balance sheet of USG Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2002 and the related consolidated statements of earnings, cash flows and stockholders' equity for the year then ended. Our audit also included the accompanying 2002 financial statement schedule, Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated balance sheet of the Corporation as of December 31, 2001 and the related consolidated statements of earnings, cash flows and stockholders' equity for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures in Note 9, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements and included an explanatory paragraph in their report dated January 30, 2002 regarding matters that raised substantial doubt about the Corporation's ability to continue as a going concern.
   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
   In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, USG Corporation and certain subsidiaries voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001 (the "Filing"). The accompanying 2002 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Corporation; or (d) as to operations, the effect of any changes that may be made in its business.
   The accompanying 2002 consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation, which, among other things, may lead to possible changes in the composition of the Corporation's business portfolio, as well as changes in the ownership of the Corporation. This uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
   As discussed in Note 9, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
   As discussed above, the consolidated financial statements of the Corporation as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, Goodwill and Other Intangible Assets. We audited the transitional disclosures in Note 9. In our opinion, the transitional disclosures for 2001 and 2000 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Corporation other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Chicago, Illinois
February 3, 2003 (February 19, 2003 as to paragraphs 13, 14 and 15 of Note 18)

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen. As discussed in
Note 9. Accounting for Goodwill, the Corporation has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by Deloitte & Touche LLP as stated in their report appearing herein.



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


ARTHUR ANDERSEN LLP
Chicago, Illinois

January 30, 2002

USG CORPORATION
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                       First        Second       Third      Fourth        Total
millions, except per-share data)      Quarter       Quarter     Quarter     Quarter       Year
--------------------------------------------------------------------------------------------------

2002
Net sales                             $   829       $   885     $   903     $   851     $ 3,468
Operating profit                           48            80          75          55         258
Net earnings (loss)                       (70) (a)       48          44          21          43
Per Common Share:
Net earnings (loss) (b)- basic          (1.62)         1.11        1.03        0.49        1.00
                       - diluted        (1.62)         1.11        1.03        0.49        1.00
Price range (c)        - high            9.13          8.00        7.00        9.00        9.13
                       - low             5.71          5.50        3.85        3.30        3.30
Cash dividends paid                         -             -           -           -           -

--------------------------------------------------------------------------------------------------
2001
Net sales                                 826           806         842         822       3,296
Operating profit (loss)                    32            (5)         49(d)       14(e)       90
Net earnings (loss)                        11           (13)         27(d)       (9)(e)      16
Per Common Share:
Net earnings (loss) (b)- basic           0.25         (0.29)       0.61       (0.21)       0.36
                       - diluted         0.25         (0.29)       0.61       (0.21)       0.36
Price range (c)        - high           24.75         15.28        6.40        6.31       24.75
                       - low            14.51          2.80        3.66        3.60        2.80
Cash dividends paid                     0.025             -           -           -       0.025

--------------------------------------------------------------------------------------------------

(a) Includes a noncash, nontaxable charge for goodwill impairment of $96 million related to the adoption of SFAS No. 142. Earnings before cumulative effect of accounting change were $26 million, and basic and diluted net earnings per share were $0.60.

(b) The sum of the four quarters is not necessarily the same as the total for the year.

(c) Stock price ranges are for transactions on the New York Stock Exchange (trading symbol USG), which is the principal market for these securities. Stockholders of record as of January 31, 2003: Common - 4,371; Preferred - none.

(d) Includes reversals of restructuring reserves of $9 million pretax ($5 million after-tax) and restructuring-related inventory reserves of $3 million pretax ($2 million after-tax).

(e) Includes charges for impairment of $30 million pretax ($25 million after-tax) and restructuring of $12 million pretax ($10 million after-tax).

USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)                                      Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                   2002        2001       2000        1999         1998
--------------------------------------------------------------------------------------------------------------------------

STATEMENT OF EARNINGS DATA:
Net sales                                                       $  3,468    $  3,296    $  3,781    $  3,810    $  3,342
Cost of products sold                                              2,884       2,882       2,941       2,742       2,458
Selling and administrative expenses                                  312         279         309         338         299
Chapter 11 reorganization expenses                                    14          12           -           -           -
Provisions for impairment and restructuring                            -          33          50           -           -
Provision for asbestos claims                                          -           -         850           -           -
Operating profit (loss)                                              258          90        (369)        730         585
Interest expense                                                       8          33          52          53          53
Interest income                                                       (4)         (5)         (5)        (10)         (5)
Other (income) expense, net                                           (2)         10           4           3           3
Income taxes (benefit)                                               117          36        (161)        263         202
Earnings (loss) before cumulative effect of accounting change        139          16        (259)        421         332
Cumulative effect of accounting change for SFAS No. 142              (96)          -           -           -           -
Net earnings (loss)                                                   43          16        (259)        421         332
Net Earnings (Loss) Per Common Share:
   Cumulative effect of accounting change for SFAS No. 142         (2.22)          -           -           -           -
   Basic                                                            1.00        0.36       (5.62)       8.48        6.81
   Diluted                                                          1.00        0.36       (5.62)       8.39        6.61

------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (as of the end of the year):
Working capital                                                      955         914           4         350         443
Current ratio                                                       3.18        3.85        1.01        1.55        1.86
Property, plant and equipment, net                                 1,788       1,800       1,830       1,568       1,214
Total assets                                                       3,617       3,464       3,214       2,794       2,366
Total debt (a)                                                     1,007       1,007         711         593         596
Liabilities subject to compromise                                  2,272       2,311           -           -           -
Total stockholders' equity                                           535         491         464         867         518

------------------------------------------------------------------------------------------------------------------------

OTHER INFORMATION:
Capital expenditures                                                 100         109         380         426         309
Stock price per common share (b)                                    8.45        5.72       22.50       47.13       50.94
Cash dividends per common share                                        -       0.025        0.60        0.45        0.10
Average number of employees                                       14,100      14,300      14,900      14,300      13,700

------------------------------------------------------------------------------------------------------------------------

(a) Total debt as of December 31, 2002 and 2001, includes $1,005 million of debt classified as liabilities subject to compromise.

(b)  Stock price per common share reflects the final closing price of the year.

                                 USG CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN MILLIONS)



                                                           BEGINNING                                        ENDING
                                                            BALANCE      ADDITIONS (A)  DEDUCTIONS (B)    BALANCE
                                                            -------      -------------  --------------    -------
YEAR ENDED DECEMBER 31, 2002:

     Doubtful accounts ................................        $13              $ 5           $ (4)            $14
     Cash discounts ...................................          4               53            (54)              3


YEAR ENDED DECEMBER 31, 2001:

     Doubtful accounts ................................         14               3              (4)             13
     Cash discounts ...................................          4              51             (51)              4


YEAR ENDED DECEMBER 31, 2000:

     Doubtful accounts ................................         14               4              (4)             14
     Cash discounts ...................................          4              57             (57)              4



(a)      Reflects provisions charged to earnings.

(b) Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts, and payments and reversals made against the restructuring reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Audit Committee of the Board of Directors of the Corporation annually selects the Corporation's independent public accountants. On May 7, 2002, the Corporation's Audit Committee dismissed Arthur Andersen LLP ("Andersen") as the Corporation's independent public accountants and engaged Deloitte & Touche LLP to serve as the Corporation's independent public accountants for the year ending December 31, 2002.
     Andersen's reports on the Corporation's consolidated financial statements for each of the two fiscal years ending December 31, 2001, did not contain adverse opinions or disclaimer of opinions, nor were they qualified or modified as to audit scope or accounting principles. Andersen's report did contain a qualification as to the Corporation's ability to continue as a going concern subsequent to the Corporation's filing for chapter 11 bankruptcy protection on June 25, 2001. In connection with its audits for the Corporation's two fiscal years ending December 31, 2001, and during the subsequent interim period through March 31, 2002, there were no disagreements between the Corporation and Andersen on any matter of accounting principles and practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its report on the Corporation's consolidated financial statements for such years or period. During the Corporation's two fiscal years ending December 31, 2001, and through March 31, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Andersen furnished the Corporation with a letter addressed to the Securities and Exchange Commission confirming that it agreed with the above statements made by the Corporation. A copy of the letter, dated May 13, 2002, was filed as Exhibit 16.1 to the Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2002.
     During the Corporation's two most recent fiscal years and through March 31, 2002, the Corporation did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 27, 2003)


 NAME, AGE AND                       BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS            PRESENT POSITION
 PRESENT POSITION                                                                                 HELD SINCE
 -----------------------------------------------------------------------------------------------------------------
 William C. Foote, 51                Chairman and Chief Executive Officer to August 1999.        August 1999
 Chairman, Chief Executive Officer
 and President

 Richard H. Fleming, 55              Senior Vice  President and Chief  Financial  Officer to      February 1999
 Executive Vice President and        February 1999.
 Chief Financial Officer

 Raymond T. Belz, 62                 Vice President and Controller,  USG  Corporation,  from      October 2002
 Senior Vice President, Financial    January   1994  to  February   1999;   Vice   President
 Operations                          Financial   Operations,   North  American   Gypsum  and
                                     Worldwide Ceilings, from September 1996 to
                                     February 1999; Senior Vice President and
                                     Controller, USG Corporation, from February
                                     1999 to October 2002.


 NAME, AGE AND                       BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS            PRESENT POSITION
 PRESENT POSITION                                                                                 HELD SINCE
 -----------------------------------------------------------------------------------------------------------------

 Edward M. Bosowski, 48              Executive  Vice  President - Marketing,  United  States      February 2001
 Senior Vice President, Marketing    Gypsum Company,  to February 1999;  President and Chief
 and Corporate Strategy; President,  Executive  Officer,  United States Gypsum  Company,  to
 USG International                   November  2000;   President,   Growth  Initiatives  and
                                     International, to February 2001.


 Stanley L. Ferguson, 50             Associate  General  Counsel to May 2000; Vice President      May 2001
 Senior Vice President and General   and General Counsel to May 2001.
 Counsel


 James S. Metcalf, 45                Vice  President,  Sales,  USG Interiors,  Inc., to June      March 2002
 Senior Vice President; President,   1998; Senior Vice President,  Sales and Marketing,  USG
 Building Systems                    Interiors,   Inc.,  to  March  1999;   Executive   Vice
                                     President  and  Chief  Operating  Officer,  L&W  Supply
                                     Corporation,   to  March  2000;   President  and  Chief
                                     Executive  Officer,  L&W Supply  Corporation,  to March
                                     2002.


 Brian W. Burrows, 63                Same position.                                               March 1987
 Vice President, Research and
 Technology


 Brian J. Cook, 45                   Director,  Human  Resources -  Operations,  to December      December 1998
 Vice President, Human Resources     1998.


 Jean K. Holley, 43                  Senior   Director,    Information   Technology,   Waste      August 1998
 Vice President and Chief            Management Corporation, to August 1998.
 Information Officer


 Marcia S. Kaminsky, 44              Senior  Vice  President,   Public   Affairs,   Bank  of      October 1998
 Vice President, Communications      Montreal/Harris Bank, to October 1998.


 Michael C. Lorimer, 63              Vice President,  Operations, L&W Supply Corporation, to      March 2002
 Vice President; President and       March 2002.
 Chief Operating Officer, L&W
 Supply Corporation


 D. Rick Lowes, 48                   Vice President and Chief Financial  Officer,  CGC Inc.,       October 2002
 Vice President and Controller       to January  1999;  Vice  President and  Treasurer,  USG
                                     Corporation, to October 2002.


 Peter K. Maitland, 61               Director,  Employee Benefits and Office Management,  to      February 1999
 Vice President, Compensation,       February 1999.
 Benefits and Administration


 Clarence B. Owen, 54                Senior  Vice  President,   Technical  Services,   North      January 2003
 Vice President and Chief            American Gypsum and Worldwide Ceilings,  to April 1998;
 Technology Officer                  President   and   Managing   Director,    Europe,   USG
                                     Interiors,  Inc., to March 1999; Senior Vice President,
                                     International,  USG Interiors,  Inc., to May 2001; Vice
                                     President to May 2001;  Vice  President,  International
                                     and Technology, to January 2003.

 NAME, AGE AND                       BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS            PRESENT POSITION
 PRESENT POSITION                                                                                 HELD SINCE
 -----------------------------------------------------------------------------------------------------------------

 John Eric Schaal, 59                Assistant  General  Counsel to August  2000;  Associate      March 2002
 Corporate Secretary and             General Counsel to March 2002.
 Associate General Counsel



ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information about the Corporation's common stock that may be issued upon exercise of options, and rights associated with any such option exercises, under all of the Corporation's equity compensation plans as of December 31, 2002, including the Long-Term Incentive Plan and Omnibus Management Incentive Plan. Each of the plans was approved by the Corporation's stockholders.

                                                                                                   NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE FOR
                                                                                                   FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO           WEIGHTED AVERAGE                EQUITY COMPENSATION
                                 BE ISSUED UPON EXERCISE           EXERCISE PRICE OF               PLANS (EXCLUDING
                                 OF OUTSTANDING OPTIONS            OUTSTANDING OPTIONS AND         SECURITIES REPORTED IN
PLAN CATEGORY                    AND RIGHTS                        RIGHTS                          COLUMN ONE)

Equity compensation plans
approved by stockholders                       2,698,825                            $34.31                       1,984,587


Equity compensation plans
not approved by
stockholders                                        None                             None                             None
                                               ---------                            -----                        ---------


Total                                          2,698,825                            34.31                        1,984,587
                                               =========                            =====                        =========


     Other information required by Item 12 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

    (a)  Evaluation of disclosure controls and procedures.

    The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in internal controls.

    There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls subsequent to the Evaluation Date.


                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. The consolidated financial statements and supplemental financial statement schedule

     See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation's consolidated financial statements and supplementary data schedule.


EXHIBIT
NUMBER                     3. EXHIBITS (REG. S-K, ITEM 601)
--------------------------------------------------------------------------------
ARTICLES OF INCORPORATION AND BY-LAWS:

3.1 Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.1 of USG Corporation's Form 8-K, dated May 7,
         1993).

3.2 Certificate of Designation of Junior Participating Preferred Stock, series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation's Form 8-K, dated March 27, 1998).

3.3 Amended and Restated By-Laws of USG Corporation, dated as of July 17, 2002 (incorporated by reference to Exhibit 3(c) of USG Corporation's Form 10-Q, dated November 5, 2002).


INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1 Indenture dated as of October 1, 1986, between USG Corporation and National City Bank of Indiana, successor Trustee to Bank One, which was successor Trustee to Harris Trust and Savings Bank (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on Form S-3, dated October 7, 1986).

4.2 Rights Agreement dated March 27, 1998, between USG Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 of USG Corporation's Form 8-K, dated March 27,
         1998).

4.3      Form of Common Stock certificate (incorporated by reference to Exhibit
         4.4 to USG Corporation's Form 8-K, dated May 7, 1993).

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

MATERIAL CONTRACTS:

10.1 Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation's Registration Statement No. 33-40136 on Form S-4, dated February 3,
         1993).

10.2 First Amendment to Management Performance Plan, effective November 15, 1993, and dated February 1, 1994 (incorporated by reference to Exhibit 10(aq) of Amendment No. 1 of USG Corporation's Registration Statement No. 33-51845 on Form S-1).

10.3 Second Amendment to Management Performance Plan, dated June 27, 2000 (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated November 6, 2000).

10.4 Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

10.5 First Amendment to Supplemental Retirement Plan effective July 1, 1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's Annual Report on Form 10-K, dated February 26, 1999).

10.6 Second Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(f) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

10.7 Third Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

10.8 Fourth Amendment to Supplemental Retirement Plan of USG Corporation, effective April 11, 2001 (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated March 31, 2001).

10.9 Fifth Amendment of USG Corporation Supplemental Retirement Plan, effective December 21, 2001 (incorporated by reference to Exhibit 10(i) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.10 Form of Termination Compensation Agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(e) of USG Corporation's Annual Report on Form 10-K, dated February 29, 2000).

10.11 Form of Indemnification Agreement (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-51845 on Form S-1).

10.12 Form of Employment Agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's Annual Report on Form 10-K, dated February 29, 2000).

10.13 Five-Year Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated August 7, 2000).

10.14 364-Day Credit Agreement dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank as Administrative Agent (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated August 7, 2000).

10.15 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 31, 1995).

10.16 First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated November 6, 2000).

10.17*   2002 Annual Management Incentive Program - USG Corporation.

10.18 Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 28, 1997).

10.19 First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

10.20 Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG Corporation's Form 10-Q, dated November 6, 2000).

10.21 Amended and Restated Stock Compensation Program for Non-Employee Directors of USG Corporation, dated July 1, 1997 (incorporated by reference to Exhibit 10(q) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

10.22 Key Employee Retention Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(v) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.23 Senior Executive Severance Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(w) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.24 Revolving Credit and Guaranty Agreement, dated as of June 25, 2001, among USG Corporation and certain of its subsidiaries, as debtors, USG Foreign Investments, Ltd., as guarantor, and The Chase Manhattan Bank, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10(x) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.25 First Amendment to Revolving Credit and Guaranty Agreement, dated August 2, 2001 (incorporated by reference to Exhibit 10(y) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.26 Second Amendment to Revolving Credit and Guaranty Agreement, dated August 24, 2001 (incorporated by reference to Exhibit 10(z) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.27 Third Amendment to Revolving Credit and Guaranty Agreement, dated December 10, 2001 (incorporated by reference to Exhibit 10(aa) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.28* Fourth Amendment to Revolving Credit and Guaranty Agreement, dated August 9, 2002.

10.29 Security and Pledge Agreement, dated June 25, 2001, among USG Corporation and each of its direct and indirect subsidiaries party to the Credit Agreement, other than USG Foreign Investments, Ltd., and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(ab) of USG Corporation's Annual Report on Form

         10-K, dated March 1, 2002).

10.30 Second Amendment of USG Corporation Retirement Plan, dated December 21, 2001 (incorporated by reference to Exhibit 10(ac) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.31*   Third Amendment of USG Corporation Retirement Plan, dated August 22,
         2002.


LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT:

16.1 Letter of Arthur Andersen LLP regarding the change in certifying accountant dated May 13, 2002 (incorporated by reference to Exhibit
         16.1 of USG Corporation's Form 8-K dated May 13, 2002).


OTHER:

21*      Subsidiaries

23*      Consents of Experts and Counsel

24*      Power of Attorney

99* Certifications of USG Corporation's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
     * Filed herewith


(b)    Reports on Form 8-K:

        None.

                             INDEX TO EXHIBITS FILED
                       WITH THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002




EXHIBIT                                                                               PAGE

10.17    2002 Annual Management Incentive Program - USG Corporation                    76

10.28    Fourth Amendment to Revolving Credit and Guaranty Agreement                   85

10.31    Third Amendment of USG Corporation Retirement Plan                            92

21       Subsidiaries                                                                  96

23       Consent of Experts and Counsel                                                97

24       Power of Attorney                                                             98

99       Certifications of USG Corporation's Chief Executive Officer
         and Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                                    99

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       USG CORPORATION
February 27, 2003


                                       By:  /s/ Richard H. Fleming
                                            ------------------------------------
                                            Richard H. Fleming
                                            Executive Vice President and
                                            Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William C. Foote                               February 27, 2003
--------------------------------------------
WILLIAM C. FOOTE
Chairman, Chief Executive Officer and President
(Principal Executive Officer)


/s/ Richard H. Fleming                             February 27, 2003
--------------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ D. Rick Lowes                                  February 27, 2003
--------------------------------------------
D. RICK LOWES
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT, KEITH A. BROWN,        )        By:  /s/ Richard H. Fleming
JAMES C. COTTING, LAWRENCE M. CRUTCHER,   )             -----------------------------
W. DOUGLAS FORD, DAVID W. FOX,            )             Richard H. Fleming
VALERIE B. JARRETT, MARVIN E. LESSER,     )             Attorney-in-fact
JOHN B. SCHWEMM, JUDITH A. SPRIESER       )             Pursuant to Power of Attorney
Directors                                 )             (Exhibit 24 hereto)
                                                        February 27, 2003


                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William C. Foote, certify that:

1.   I have reviewed this annual report on Form 10-K of USG Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of USG Corporation as of, and for, the periods presented in this annual report;

4. USG Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USG Corporation and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to USG Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of USG Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. USG Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 27, 2003               /s/ William C. Foote
                                -----------------------------------------------
                                William C. Foote
                                Chairman, Chief Executive Officer and President

                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard H. Fleming, certify that:

1.   I have reviewed this annual report on Form 10-K of USG Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of USG Corporation as of, and for, the periods presented in this annual report;

4. USG Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USG Corporation and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to USG Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of USG Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. USG Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 27, 2003           /s/ Richard H. Fleming
                            -------------------------------------------------
                            Richard H. Fleming
                            Executive Vice President and Chief Financial Officer