Form 10-Q
period 2003-03-31
USG CORP
filed 2003-05-05
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                                 -----------------
                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                 -----------    -----------
                          Commission File Number 1-8864

                                 USG CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3329400
------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 125 South Franklin Street, Chicago, Illinois              60606-4678
------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code        (312) 606-4000
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  X   No
                                         -----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         -----   -----

As of March 31, 2003, 43,036,758 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                Page
                                                                              --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

             Consolidated Statements of Earnings:
                  Three Months Ended March 31, 2003 and 2002                      3

             Consolidated Balance Sheets:
                  As of March 31, 2003 and December 31, 2002                      4

             Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2003 and 2002                      5

             Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                 40

Item 4. Controls and Procedures                                                  52

Report of Independent Public Accountants                                         53


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                        55

Item 6. Exhibits and Reports on Form 8-K                                         55

SIGNATURES                                                                       56


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ----------------------------
                                                             2003            2002
                                                         ------------    ------------
Net sales                                                $        862    $        829
Cost of products sold                                             745             697
Selling and administrative expenses                                80              82
Chapter 11 reorganization expenses                                  2               2
                                                         ------------    ------------
Operating profit                                                   35              48
Interest expense                                                    1               1
Interest income                                                    (1)             (1)
Other expense, net                                                  -               1
                                                         ------------    ------------
Earnings before income taxes and cumulative
effect of accounting change                                        35              47

Income taxes                                                       13              21
                                                         ------------    ------------
Earnings before cumulative effect of accounting change             22              26

Cumulative effect of accounting change, net of tax                (16)            (96)
                                                         ------------    ------------
Net earnings (loss)                                                 6             (70)
                                                         ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted before cumulative effect
    of accounting change                                         0.50            0.60

    Cumulative effect of accounting change                      (0.37)          (2.22)
                                                         ------------    ------------
    Basic and diluted                                            0.13           (1.62)
                                                         ============    ============


Dividends paid per common share                                     -               -

Average common shares                                      43,137,883      43,354,025
Average diluted common shares                              43,137,883      43,354,025


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                     AS OF           AS OF
                                                   MARCH 31,      DECEMBER 31,
                                                     2003             2002
                                                   ---------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $   592         $   649
Short-term marketable securities                         47              50
Receivables (net of reserves - $17 and $17)             355             284
Inventories                                             286             270
Income taxes receivable                                  14              14
Deferred income taxes                                    49              49
Other current assets                                     73              77
                                                    -------         -------
Total current assets                                  1,416           1,393

Long-term marketable securities                         129             131
Property, plant and equipment (net of accumulated
    depreciation and depletion - $733 and $701)       1,789           1,788
Deferred income taxes                                   197             199
Other assets                                            106             106
                                                    -------         -------
Total Assets                                          3,637           3,617
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        199             170
Accrued expenses                                        192             243
Income taxes payable                                     23              25
                                                    -------         -------
Total current liabilities                               414             438

Long-term debt                                            2               2
Other liabilities                                       398             370
Liabilities subject to compromise                     2,271           2,272

Stockholders' Equity:
Preferred stock                                           -               -
Common stock                                              5               5
Treasury stock                                         (258)           (257)
Capital received in excess of par value                 413             412
Accumulated other comprehensive loss                    (21)            (32)
Retained earnings                                       413             407
                                                    -------         -------
Total stockholders' equity                              552             535
                                                    -------         -------
Total Liabilities and Stockholders' Equity            3,637           3,617
                                                    =======         =======


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                            --------------
                                                             2003     2002
                                                            -----    -----
OPERATING ACTIVITIES:
Net earnings (loss)                                         $   6    $ (70)
Adjustments to reconcile net earnings (loss) to net cash:
   Cumulative effect of accounting change                      16       96
   Depreciation, depletion and amortization                    25       26
   Deferred income taxes                                       12       27
(Increase) decrease in working capital:
    Receivables                                               (71)     (48)
    Income taxes receivable                                     -       (6)
    Inventories                                               (16)      (9)
    Payables                                                   27       24
    Accrued expenses                                          (53)      12
(Increase) decrease in other assets                            (3)       1
Increase (decrease) in other liabilities                       (3)       5
Decrease in asbestos receivables                               15        3
Decrease in liabilities subject to compromise                  (1)     (16)
Other, net                                                      1        -
                                                            -----    -----
Net cash (used for) provided by operating activities          (45)      45
                                                            -----    -----
INVESTING ACTIVITIES:
Capital expenditures                                          (17)     (15)
Purchases of marketable securities                            (32)       -
Sales or maturities of marketable securities                   37        -
                                                            -----    -----
Net cash used for investing activities                        (12)     (15)
                                                            -----    -----
FINANCING ACTIVITIES:
Net cash provided by financing activities                       -        -
                                                            -----    -----

Net (decrease) increase in cash and cash equivalents          (57)      30

Cash and cash equivalents at beginning of period              649      493
                                                            -----    -----
Cash and cash equivalents at end of period                    592      523
                                                            =====    =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                   -        1
Income taxes refunded, net                                      4       (1)



See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PREPARATION OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of USG Corporation and its subsidiaries ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2002 Annual Report on Form 10-K which was filed on February 27, 2003.


(2)      VOLUNTARY REORGANIZATION UNDER CHAPTER 11

         On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

         This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets.

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

         Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court also appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Debtors expect that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.

         Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. Debtors also intend that the plan will include the creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors expect that the plan of reorganization will also address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

         It is anticipated that, as a result of creation and funding of the
         Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent. Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates.

         Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through

         September 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

         While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict how the plan of reorganization will treat asbestos and other pre-petition claims and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. Under the Bankruptcy Code, a plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Code are met. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part.

         It is also not possible to predict at this time how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services and other intercompany arrangements, transactions, and relationships that were entered into before the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under any plan of reorganization.

         Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, that must be funded under the plan. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe Debtors' asbestos liabilities exceed the value of Debtors' assets and that Debtors are insolvent. The Debtors have advised the court that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. Toward that end, the Debtors filed a motion with the court requesting the court to begin proceedings to estimate the value of Debtors' asbestos personal injury liabilities.

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Note 12. Litigation, for additional information on this procedure.) At this stage in the proceedings, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims (see Note 12, Litigation, for additional information.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the estimation proceedings regarding Debtors' liability for cancer claims, as provided in the Court's order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

         As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in Note 12. Litigation.

         In connection with the Filing, the Corporation implemented a Bankruptcy Court approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments that began in January 2002. Expenses associated with this plan amounted to $5.6 million in the first quarter of 2003 and 2002.

         CHAPTER 11 FINANCING
         On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The resulting DIP Facility is used largely to support the issuance of standby letters of credit needed for business operations. The DIP Facility is provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as agent and matures on June 25, 2004. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of March 31, 2003, the Corporation had the capacity to borrow up to $100 million. There were no outstanding borrowings under the DIP Facility as of March 31, 2003. However, $16 million of standby letters of credit were outstanding, leaving $84 million of unused borrowing capacity available as of March 31, 2003.

         PRE-PETITION LIABILITIES
         Subsequent to the Filing, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and from limited available funds, pre-petition claims of certain critical vendors, real estate taxes, environmental obligations, certain customer programs and warranty claims, and certain other pre-petition claims.

         Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended on May 31, 2002 and December 13, 2002, setting forth the assets and liabilities of the Debtors as of the date of the Filing. The Bankruptcy Court established a bar date of January 15, 2003, by which proofs of claim were required to be filed against the Debtors for all claims other than asbestos related personal injury claims as defined in the Court's order.

         Approximately 5,000 proofs of claim for general unsecured creditors, totaling approximately $8.7 billion were filed by the bar date. Since the bar date, the Debtors have received 109 late-filed proofs of claim totaling approximately $191 million. The Debtors have begun the process of analyzing the proofs of claim filed by the bar date. A preliminary analysis of these proofs of claim suggests that many are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple debtors or against an incorrect Debtor. Early in the review process, the Debtors have already identified approximately $5.7 billion in duplicate claims and approximately $500 million in contingent claims and continue to analyze filed claims on an on-going basis.

         The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, Debtors will make adjustments to their schedules and financials statements as appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts presently recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 12. Litigation, under Developments in the Reorganization Process.

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

         LIABILITIES SUBJECT TO COMPROMISE: As reflected in the consolidated financial statements, liabilities subject to compromise refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth in the table below. These amounts represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim, or
         (vii) other events.

         The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note 12. Litigation for additional information on asbestos and related bankruptcy litigation.

         As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing and included in liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt. Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases.

         Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items (dollars in millions):


                                                                                    As of                     As of
                                                                                March 31,              December 31,
                                                                                     2003                      2002
                                                                               ------------------------------------
         Accounts payable                                                          $  157                   $   157
         Accrued expenses                                                              55                        56
         Debt                                                                       1,005                     1,005
         Asbestos reserve                                                           1,061                     1,061
         Other long-term liabilities                                                   36                        36
         ----------------------------------------------------------------------------------------------------------
         Subtotal                                                                   2,314                     2,315
         Elimination of intercompany accounts payable                                (43)                      (43)
         ----------------------------------------------------------------------------------------------------------
         Total liabilities subject to compromise                                    2,271                     2,272
         ==========================================================================================================


         INTERCOMPANY TRANSACTIONS: In the normal course of business, the operating subsidiaries and the Parent Company engage in intercompany transactions. To document the relations created by these transactions, the Parent Company and the operating subsidiaries, from the formation of USG Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions").

         The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions, are reviewed on a regular basis with interest earned or accrued on the balances. During the first six months of 2001, the Corporation took steps to secure the obligations from each of the principal domestic operating subsidiaries under the intercompany loan agreements when it became clear that the asbestos liability claims of U.S. Gypsum were becoming an increasingly greater burden on the Corporation's cash resources.

         As of March 31, 2003, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $294 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. On a post-petition basis, U.S. Gypsum and L&W Supply had net receivable balances from the Parent Company for Intercompany Corporate Transactions of $158 million and $154 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $5 million.

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

         CHAPTER 11 REORGANIZATION EXPENSES: Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following (dollars in millions):

                                                                                   Three Months ended March 31,
                                                                                ----------------------------------
                                                                                     2003                     2002
                                                                                ----------------------------------
         Legal and financial advisory fees                                           $  4                    $   4
         Bankruptcy-related interest income                                            (2)                      (2)
         ---------------------------------------------------------------------------------------------------------
         Total chapter 11 reorganization expenses                                       2                        2
         =========================================================================================================


         INTEREST EXPENSE: For the first quarter of 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million. From the Petition Date through March 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $133 million.

         DIP FINANCIAL STATEMENTS: Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the "Debtor-In-Possession" or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements. The Debtors consist of the Parent Company and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

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

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                         ---------------
                                                          2003     2002
                                                         -----    -----
Net sales                                                $ 781    $ 750
Cost of products sold                                      684      640
Selling and administrative expenses                         69       71
Chapter 11 reorganization expenses                           2        2
Interest expense                                             1        2
Interest income                                              -        -
Other (income) expense, net                                 (2)     (50)
                                                         -----    -----
Earnings before income taxes and cumulative effect of
accounting change                                           27       85

Income taxes                                                12       18
                                                         -----    -----
Earnings before cumulative effect of accounting change      15       67

Cumulative effect of accounting change                     (13)     (41)
                                                         -----    -----
Net earnings                                                 2       26
                                                         =====    =====




                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                     AS OF           AS OF
                                                   MARCH 31,      DECEMBER 31,
                                                     2003            2002
                                                   ---------      -----------
ASSETS
Current Assets:
Cash and cash equivalents                           $   439         $   478
Short-term marketable securities                         47              50
Receivables (net of reserves - $13 and $13)             293             235
Inventories                                             242             227
Income taxes receivable                                  14              14
Deferred income taxes                                    49              49
Other current assets                                     57              67
                                                    -------         -------
Total current assets                                  1,141           1,120

Long-term marketable securities                         129             131
Property, plant and equipment (net of accumulated
  depreciation and depletion - $580 and $557)         1,563           1,572
Deferred income taxes                                   215             218
Other assets                                            384             378
                                                    -------         -------
Total Assets                                          3,432           3,419
                                                    =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        171             142
Accrued expenses                                        165             207
Income taxes payable                                     24              20
                                                    -------         -------
Total current liabilities                               360             369

Other liabilities                                       382             362
Liabilities subject to compromise                     2,271           2,272

Stockholders' Equity:
Preferred stock                                           -               -
Common stock                                              5               5
Treasury stock                                         (258)           (257)
Capital received in excess of par value                 100              99
Accumulated other comprehensive income                    5               4
Retained earnings                                       567             565
                                                    -------         -------
Total stockholders' equity                              419             416
                                                    -------         -------
Total Liabilities and Stockholders' Equity            3,432           3,419
                                                    =======         =======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       --------------
                                                       2003     2002
                                                       -----    -----
OPERATING ACTIVITIES:
Net earnings                                           $   2    $  26
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                 13       41
   Depreciation, depletion and amortization               22       21
   Deferred income taxes                                  11       28
(Increase) decrease in working capital:
    Receivables                                          (58)     (37)
    Income taxes receivable                                -       (4)
    Inventories                                          (15)      (9)
    Payables                                              33       26
    Accrued expenses                                     (45)      11
Decrease in pre-petition intercompany receivable           -        -
Increase in post-petition intercompany receivable         (7)     (51)
Decrease in other assets                                   2        6
(Decrease) increase in other liabilities                  (5)       4
Decrease in asbestos receivables                          15        3
Decrease in liabilities subject to compromise             (1)     (16)
Other, net                                                (1)      (1)
                                                       -----    -----
Net cash (used for) provided by operating activities     (34)      48
                                                       -----    -----
INVESTING ACTIVITIES:
Capital expenditures                                     (10)     (13)
Purchases of marketable securities                       (32)       -
Sale or maturities of marketable securities               37        -
Net proceeds from asset dispositions                       -        -
                                                       -----    -----
Net cash used for investing activities                    (5)     (13)
                                                       -----    -----
FINANCING ACTIVITIES:
Net cash provided by financing activities                  -        -
                                                       -----    -----
Net (decrease) increase in cash and cash equivalents     (39)      35
Cash and cash equivalents at beginning of period         478      346
                                                       -----    -----
Cash and cash equivalents at end of period               439      381
                                                       =====    =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                              1        1
Income taxes refunded, net                                 -       (5)


(3)      EXIT ACTIVITIES

         2002 DOWNSIZING PLAN: In the fourth quarter of 2002, the Corporation recorded a nontaxable charge of $11 million related to the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in Europe to address the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold for USG International and reflected severance of $6 million related to a workforce reduction of over 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.

         As of March 31, 2003, 49 employees were terminated. The Aubange, Belgium, plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million write-off of equipment in 2002 and payments totaling $3 million in the first quarter of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations.

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

         As of March 31, 2003, 348 employees were terminated, and 26 open positions were eliminated, and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002. The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments were made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan were funded with cash from operations.

         The following table details the reserves and activity for the 2002 downsizing and 2001 restructuring plan (dollars in millions):


                                                                           Writedown of                Reserve
                                                        Provisions for     Assets to Net      Cash     Balance
                                                        Restructuring    Realizable Value   Payments   3/31/03
         -------------------------------------------------------------------------------------------------------
         2002 Downsizing:
         Severance (salaried and hourly)                    $    6            $     -      $     (3)   $      3
         Equipment write-off                                     3                 (3)            -           -
         Other reserves                                          2                  -             -           2
         -------------------------------------------------------------------------------------------------------
         Subtotal                                               11                 (3)           (3)          5
         -------------------------------------------------------------------------------------------------------
         2001 Restructuring:
         Severance (primarily hourly)                            8                  -            (8)          -
         Property, plant and equipment write-off                 2                 (2)            -           -
         Line shutdown/removal and contract cancellations        2                  -            (2)          -
         -------------------------------------------------------------------------------------------------------
         Subtotal                                               12                 (2)          (10)          -
         -------------------------------------------------------------------------------------------------------
         Total                                                  23                 (5)          (13)          5
         =======================================================================================================


(4)      EARNINGS PER SHARE

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

                                                                 Net
                                                               Earnings             Shares             Per Share
         Three Months Ended March 31,                          (Loss)               (000)               Amount
         --------------------------------------------------------------------------------------------------------
         2003:
         Basic earnings                                     $       6               43,138              $   0.13
         Dilutive effect of stock options                                                -
         --------------------------------------------------------------------------------------------------------
         Diluted earnings                                           6               43,138                  0.13
         ========================================================================================================
         2002:
         Basic loss                                               (70)              43,354                 (1.62)
         Dilutive effect of stock options                                                -
         --------------------------------------------------------------------------------------------------------
         Diluted loss                                             (70)              43,354                 (1.62)
         ========================================================================================================

(5)      MARKETABLE SECURITIES

         As of March 31, 2003, the Corporation's investments in marketable securities consisted of the following:


                                                                                                               Fair
                                                                                           Amortized          Market
                                                                                                Cost           Value
                                                                                           --------------------------
         Asset-backed securities                                                            $    72           $    72
         U.S. government and agency securities                                                   55                55
         Municipal securities                                                                    30                30
         Time deposits                                                                            6                 6
         Corporate securities                                                                    13                13
         ------------------------------------------------------------------------------------------------------------
         Total marketable securities                                                            176               176
         ============================================================================================================

         Contractual maturities of marketable securities as of March 31, 2003, were as follows (dollars in millions):


                                                                                                               Fair
                                                                                           Amortized          Market
                                                                                                Cost           Value
                                                                                           --------------------------
         Due in 1 year or less                                                              $    41           $    41
         Due in 1-5 years                                                                        39                39
         Due in 5-10 years                                                                        7                 7
         Due after 10 years                                                                      17                17
         ------------------------------------------------------------------------------------------------------------
         Asset-backed securities                                                                 72                72
         ------------------------------------------------------------------------------------------------------------
         Total marketable securities                                                            176               176
         ============================================================================================================

         The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

(6)      ADOPTION OF SFAS NO. 143

         On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact of adopting SFAS No. 143 was an increase in the Corporation's assets and liabilities of $14 million and $30 million, respectively. An after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003.


(7)      ADOPTION OF SFAS NO. 142

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

         The Corporation determined that goodwill for its Building Products Distribution segment was not impaired, but will be reviewed at least annually for impairment. However, goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. As a result, the Corporation recorded a noncash, nontaxable impairment charge of $96 million. This charge included a $90 million write-off of goodwill (net of accumulated amortization of $8 million) and a $6 million write-off of deferred currency translation. In accordance with SFAS No. 142, the Corporation reflected this charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002.

(8)      DERIVATIVE INSTRUMENTS

         The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive loss and is reclassified to earnings when the underlying transaction has an impact on earnings.

         COMMODITY DERIVATIVE INSTRUMENTS: The Corporation uses swap contracts from time to time to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. The current contracts, all of which mature by December 31, 2004, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive loss until the hedged transaction occurs, at which time it is reclassified to earnings.

         As of March 31, 2003, the fair value of these swap contracts, which remained in accumulated other comprehensive loss, was $15 million ($9 million after-tax).

         FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive loss until the underlying transaction has an impact on earnings. As of March 31, 2003, the Corporation had foreign currency contracts in place which mature on the anticipated date of the underlying transaction, and all contracts mature by December 31, 2003. The notional amounts of foreign currency contracts as of March 31, 2003, was $1 million. The fair value of these contracts as of March 31, 2003, was zero.

         COUNTERPARTY RISK: The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of all counterparties.

(9)      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are summarized in the following table (dollars in millions):

                                                                                    Three Months
                                                                                   ended March 31
                                                                                ---------------------
                                                                                   2003        2002
                                                                                ---------------------
         Net earnings (loss)                                                     $   6      $  (70)
         --------------------------------------------------------------------------------------------
         Pretax gain (loss) on derivatives                                           -           13
         Income tax benefit (expense)                                                -          (5)
         --------------------------------------------------------------------------------------------
         After-tax gain (loss) on derivative                                         -            8
         --------------------------------------------------------------------------------------------
         Deferred currency translation                                              11            1
         --------------------------------------------------------------------------------------------
         Unrealized gain (loss) on marketable
           securities                                                                -            -
         --------------------------------------------------------------------------------------------
         Total comprehensive income (loss)                                          17         (61)
         ============================================================================================


         There was no tax impact on the foreign currency translation adjustments. The components of accumulated other comprehensive loss included on the consolidated balance sheet are summarized in the following table (dollars in millions):

                                                                               As of           As of
                                                                           March 31,    December 31,
                                                                                2003            2002
                                                                          ---------------------------
         Gain on derivatives, net of tax                                   $      18     $       18
         Deferred currency translation                                          (28)           (39)
         Minimum pension liability, net of tax                                  (11)           (11)
         Unrealized gain (loss) on marketable securities                           -              -
         --------------------------------------------------------------------------------------------
         Total accumulated other comprehensive loss                             (21)           (32)
         ============================================================================================

         During the first quarter of 2003, $8 million of accumulated net after-tax gains ($13 million pretax) on derivatives were reclassified from accumulated other comprehensive loss to earnings. As of March 31, 2003, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $16 million.

(10)     STOCK-BASED COMPENSATION

         The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," net earnings (loss) and net earnings (loss) per common share would have changed to the following pro forma amounts:

                                                                                      Three Months
                                                                                     ended March 31,
                                                                                -------------------------
                                                                                    2003        2002
                                                                                -------------------------
         NET EARNINGS (LOSS):
         Net Earnings(Loss): As reported                                         $      6     $    (70)
         Deduct: Fair value method of stock
             -based employee compensation
             expense, net of tax                                                        -           (1)
         ------------------------------------------------------------------------------------------------
         Pro forma net earnings(loss)                                                   6          (71)
         ================================================================================================
         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
         As reported                                                                 0.13        (1.62)
         Pro forma                                                                   0.13        (1.64)
         ================================================================================================

         Subsequent to the Filing, no stock option grants have been issued. The deduction of $1 million shown above to first quarter 2002 net earnings reflects the vesting of options granted prior to the Filing.

         As of March 31, 2003, common shares totaling 2,695,325 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,189,670 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(11)     OPERATING SEGMENTS

         The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK brand gypsum wallboard and joint compounds, DUROCK brand cement board and other related building products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. Operating segment results were as follows (dollars in millions):

                                                                    Net Sales                   Operating Profit
         ----------------------------------------------------------------------------------------------------------
         Three Months Ended March 31,                         2003            2002            2003             2002
         ----------------------------------------------------------------------------------------------------------
         North American Gypsum                            $    542       $     525          $   38        $      58
         Worldwide Ceilings                                    147             148               8                5
         Building Products Distribution                        295             275               8                7
         Corporate                                               -               -            (18)             (20)
         Chapter 11 reorganization expenses                      -               -             (2)              (2)
         Eliminations                                        (122)           (119)               1                -
         ----------------------------------------------------------------------------------------------------------
         Total                                                 862             829              35               48
         ==========================================================================================================

(12)     LITIGATION

         ASBESTOS AND RELATED BANKRUPTCY LITIGATION

         One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in lawsuits arising out of the manufacture and sale of asbestos-containing materials. On June 25, 2001 (the "Petition Date"), U.S. Gypsum, the Parent Company, and other domestic subsidiaries (the "Debtors") filed voluntary petitions for reorganization ("Filing") under chapter 11 of the U.S. Bankruptcy Code to manage the growing costs of resolving asbestos claims and to achieve a fair and final resolution of liability for both pending and future asbestos claims. The Debtors' chapter 11 cases ("Chapter 11 Cases") are being jointly administered as In re: USG Corporation et al. (Case No. 01-2094) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

         U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s; in most cases, the products were discontinued or asbestos was removed from the formula by

         1972, and no asbestos-containing products were produced after 1978. Certain of the asbestos lawsuits against U.S. Gypsum seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). Other asbestos lawsuits seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). A more detailed description of the Property Damage and Personal Injury Cases against U.S. Gypsum and certain other Debtors is set forth below.

         As a result of the Filing, all pending Personal Injury and Property Damage Cases against U.S. Gypsum are stayed, and no party may take any action to pursue or collect on these claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. The Bankruptcy Court has approved creditors' committees that represent claimants in Personal Injury and Property Damage Cases and, as noted below, a legal representative for future asbestos claimants.

         Debtors anticipate that U.S. Gypsum's liability for asbestos personal injury and property damage claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to September 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases.

         It is the Debtors' intention that the plan of reorganization will include creation of one or more independently administered trusts under
         Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors intend that the plan of reorganization will also address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means. It is anticipated that, as a result of creation and funding of the Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors and/or their successors and affiliates.

         While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict how the plan of reorganization will treat asbestos and other pre-petition claims and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. Under the Bankruptcy Code, a plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Code are met. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part.

         Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, that must be funded under the plan. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe Debtors' asbestos liabilities exceed the value of Debtors' assets and that Debtors are insolvent. The Debtors have advised the court that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. Toward that end, the Debtors filed a motion with the court requesting the court to begin proceedings to estimate the value of Debtors' asbestos personal injury liabilities.

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (see Developments in the Reorganization Proceeding, below.) At this stage in the proceedings, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the estimation proceeding regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         Recent developments in the Corporation's bankruptcy proceeding and a more detailed discussion of the Debtors' asbestos liabilities are addressed below.

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

         The Debtors filed a motion requesting Judge Wolin to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors requested that the court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors, and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by Debtors, or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease.

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

         In August 2002, Debtors also filed a motion with Judge Wolin requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. The Debtors' motion on this voting issue has been stayed by order of Judge Wolin. It is expected that the Official Committee of Asbestos Personal Injury Claimants will oppose the Debtors' motion.

         In response to the Debtors' motion seeking substantive estimation of Debtors' asbestos personal injury liability, Judge Wolin issued a Memorandum Opinion and Order ("Order") on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. The Order states that a bar date will be established for filing claims by all persons who wish to assert an asbestos personal injury claim alleging cancer against Debtors. The bar date will not apply to non-malignant claims, which the Order states will not be addressed at this time.

         The Order provides that after the claims bar date for these cancer claims has passed, the Court will hold an estimation hearing under 11 U.S.C. Section 502(c) at which the "debtors will be permitted to present their defenses." Although the Order explicitly contemplates a bar date for filing these cancer claims, the Order does not establish a bar date or a date for the subsequent estimation hearing. The Order contemplates that after the estimation of Debtors' liability for present and future cancer claims, the Court will determine whether Debtors' liability for these claims exceeds Debtors' assets. The Court notes that the Official Committee of Asbestos Personal Injury Claimants has asserted that the Debtors are insolvent and do not have sufficient assets to pay cancer claimants, without regard to Debtors' liability for non-malignant asbestos personal injury claims. The Court further notes that Debtors dispute this contention. According to the Order, the determination of whether the Debtors have sufficient assets to pay legitimate cancer claimants will guide the Court in determining whether the Debtors' resources should be spent resolving the issue of the validity of non-malignant claims where there is no objective evidence of asbestos-related disease.

         Pursuant to the Order, on March 21, 2003, the Debtors submitted to the court a proposed timetable for the bar date for cancer claims, a proposed proof of claim form, and a plan for providing notice of the bar date. The court has not yet determined when the bar date for the cancer claims will be or set a date for a hearing on estimation of Debtors' liability for these claims.

         At this stage in the proceedings, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of the estimation proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos liabilities. Debtors also do not know whether the Court will ultimately address the validity and voting rights of non-malignant claims. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the estimation proceeding regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

         There have also been developments in the reorganization proceedings regarding asbestos property damage claims. The Bankruptcy Court established a bar date of January 15, 2003, by which all entities with asbestos-related property damage claims or any other types of claims (except asbestos personal injury claims or claims derivative thereof) must file their claims against the Debtors in the bankruptcy proceeding. The Debtors mailed and published notice of the claims bar date to potential asbestos property damage claimants as well as other claimants affected by the bar date.

         The Debtors have made a preliminary analysis of the asbestos-related property damage claims received as of the claims bar date. Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors, and therefore, likely overstates the claimed damages. Approximately 900 claims do not specify a damage amount. Many of the filed claims do not provide any evidence that Debtors' products were ever installed in any of the buildings at issue, and some of the claims are duplicates of other claims. Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that Debtors' products were ever installed in the buildings at issue, the claims are barred by the applicable statutes of limitation, and the claims lack evidence that the claimants have any damages. Debtors intend to address many of these claims through an objection and disallowance process in the bankruptcy court. Because of the preliminary nature of this process, Debtors' cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims (see Estimated Cost, below).

         The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

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

         PERSONAL INJURY CASES: As reported by the Center for Claims Resolution (the "Center"), U.S. Gypsum was a defendant in approximately 106,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, and 80,000 claims in 1998.

         Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered and arranged for the defense and settlement of Personal Injury Cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement-sharing arrangement. The Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members. As of the Petition Date and as a result of the stay of asbestos lawsuits against U.S. Gypsum, U.S. Gypsum no longer requires the services of the Center in negotiating or defending Personal Injury Cases.

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

         In the first and second quarters of 2001, prior to the Filing, payments to resolve Personal Injury Cases increased dramatically, primarily as a result of the bankruptcy filings of other defendants in asbestos personal injury lawsuits. Following these bankruptcy filings, plaintiffs substantially increased their settlement demands to the remaining defendants, including U.S. Gypsum. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.

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

         INSURANCE COVERAGE: During the first quarter of 2003, U.S. Gypsum received $15 million of insurance payments. As of March 31, 2003, U.S. Gypsum had $15 million of insurance remaining to cover asbestos-related costs. The remaining insurance is scheduled to be collected at various times through the next 12 months and is included in other current assets on the consolidated balance sheet.

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

         During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of March 31, 2003. The above amounts are stated before tax benefit and are not discounted to present value.

         It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

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

         BOND TO SECURE CERTAIN CCR OBLIGATIONS: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America

         ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of Personal Injury Cases and other obligations owed by U.S. Gypsum to the Center. The bond is secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by Chase Manhattan Bank to Safeco. After the Filing, by letter dated July 6, 2001, the Center stated that certain amounts allegedly covered by the bond, totaling approximately $15.7 million, were overdue from U.S. Gypsum to the Center. In subsequent letters dated November 19, 2001, and December 11, 2001, the Center stated that additional amounts allegedly covered by the bond totaling approximately $14 million and $113 million, respectively, were also overdue from U.S. Gypsum. The amounts for which the Center made demand were for the payment of, among other things, settlements of Personal Injury Cases that were entered into pre-petition. By letter dated November 16, 2001, the Center made a demand to Safeco for payment of $15.7 million under the bond, and by letter dated December 28, 2001, the Center made a demand to Safeco for payment of approximately $127 million under the bond. The total amount demanded by the Center under the bond, approximately $143 million, exceeds the original penal sum of the bond, which is $60.3 million. Safeco has not made any payment under the bond.

         On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 Cases to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the United States Bankruptcy Court for the District of Delaware and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, No. 01-08932. Judge Wolin has consolidated the Adversary Proceeding with similar adversary proceedings brought by Federal-Mogul Corp., et al., and Armstrong World Industries, Inc., et al., in their bankruptcy proceedings. The parties filed cross-motions for summary judgment in the consolidated proceedings.

         On March 28, 2003, in response to the cross-motions for summary judgment, Judge Wolin issued an order and memorandum opinion which granted in part and denied in part the CCR's motion for summary judgment. Although the court ruled that Safeco is not required to remit any surety bond proceeds to the CCR at this time, the court stated that certain settlements that were completed before U.S. Gypsum's Petition Date likely are covered by the surety bond but that the bond does not cover settlement payments that were not yet due as of the Petition Date. The court did not rule on whether the bond covers other disputed obligations and reserved these issues to a subsequent phase of the litigation. As a result of the court's decision, it is likely that, absent a settlement of this matter, some portion of the bond may be drawn but that the amount drawn will be substantially less than the full amount of the bond. To the extent that Safeco were to pay any portion of the bond, it is likely that Safeco would draw down the Chase letter of credit to cover the bond payment and Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.

         CONCLUSION: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


VOLUNTARY REORGANIZATION UNDER CHAPTER 11
On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

This action was taken to resolve asbestos-related claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets.

BACKGROUND OF THE FILING
U.S. Gypsum, a subsidiary of the Parent Company, is a defendant in asbestos lawsuits alleging both property damage and personal injury. Since 1994, U.S. Gypsum has been named in more than 250,000 asbestos personal injury claims and made cash payments of approximately $575 million (before insurance recoveries) to manage and resolve asbestos-related claims. During 2000 and early 2001, chapter 11 filings by other companies subject to asbestos litigation caused a dramatic increase in U.S. Gypsum's asbestos costs beyond its legitimate liabilities. Plaintiffs in asbestos lawsuits substantially increased their settlement demands to U.S. Gypsum to replace the expected payments of the bankruptcy defendants. Although the Corporation has been and continues to be committed to finding a legislative solution to the increase in asbestos costs, it became apparent in 2001 that a timely resolution to the problem through legislation was not feasible. The Corporation determined that voluntary protection under chapter 11 would be the best alternative for obtaining a fair and final resolution of U.S. Gypsum's asbestos liability and the best way to preserve value for stakeholders. See Part I, Item 1. Note 12. Litigation, for additional information on asbestos litigation.

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

Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing general unsecured creditors, were appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court also appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The Debtors expect that the appointed committees, together with Mr. Trafelet, will play important roles in the Chapter 11 Cases and the negotiation of the terms of any plan of reorganization.

Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. Debtors also intend that the plan will include the creation of one or more independently administered trusts under
Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors expect that the plan of reorganization will also address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

It is anticipated that, as a result of creation and funding of the Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent. Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates.

Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through September 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict how the plan of reorganization will treat asbestos and other pre-petition claims and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. Under the Bankruptcy Code, a plan of reorganization, including a plan creating a
Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Code are met. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part.

It is also not possible to predict at this time how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services and other intercompany arrangements, transactions, and relationships that were entered into before the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under any plan of reorganization.

Whether the Corporation's equity has significant value and Debtors' non-asbestos creditors recover the full value of their claims depend upon the outcome of the analysis of the amount of Debtors' assets and liabilities, especially asbestos liabilities, that must be funded under the plan. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the court that is presiding over the Chapter 11 Cases that they believe Debtors' asbestos liabilities exceed the value of Debtors' assets and that Debtors are insolvent. The Debtors have advised the court that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. Toward that end, the Debtors filed a motion with the court requesting the court to begin proceedings to estimate the value of Debtors' asbestos personal injury liabilities.

In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Note 12. Litigation, for additional information on this procedure.) At this stage in the proceedings, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims (see Note 12, Litigation, for additional information.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation, as has been the case to date, the outcome of the estimation proceedings regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in Note 12. Litigation.

CHAPTER 11 FINANCING
On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. In January 2003, the Corporation reduced the size of the DIP Facility to $100 million. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to reduce costs associated with the DIP Facility. The resulting DIP Facility will be used largely to support the issuance of standby letters of credit needed for the Corporation's business operations. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. The DIP Facility is provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan
Bank) as agent and matures on June 25, 2004. See "Available Liquidity" below for more information on the DIP Facility.

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

CONSOLIDATED RESULTS

NET SALES
Net sales in the first quarter of 2003 were $862 million, up 4% from $829 million in the first quarter of 2002. Net sales for North American Gypsum and Building Products Distribution rose 3% and 7%, respectively, while net sales for Worldwide Ceilings were down slightly.

COST OF PRODUCTS SOLD
Cost of products sold in the first quarter of 2003 was $745 million, up 7% from $697 million a year ago. A key factor for this increase was higher energy costs.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased 2% versus the first quarter of 2002. As a percent of net sales, selling and administrative expenses were 9.3% in the first quarter of 2003, down from 9.9% in the comparable 2002 period.

CHAPTER 11 REORGANIZATION EXPENSES
In connection with the Filing, the Corporation recorded chapter 11 reorganization expenses of $2 million in the first quarter of 2003 and 2002. For both periods, these expenses consisted of legal and financial advisory fees of $4 million, partially offset by bankruptcy-related interest income of $2 million.

OPERATING PROFIT
Operating profit in the first quarter of 2003 was $35 million, down 27% from $48 million in the first quarter of 2002.

INTEREST EXPENSE
Interest expense of $1 million was recorded in the first quarter of 2003 and 2002. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million in the first quarter of 2003 and 2002.

INTEREST INCOME
Interest income of $1 million was recorded in the first quarter of 2003 and 2002. These amounts represent interest earned on cash held by non-debtor subsidiaries.

INCOME TAXES
Income tax expense amounted to $13 million and $21 million in the first quarter of 2003 and 2002, respectively. The effective tax rates were 38.5% and 44.4% for the respective periods. The decrease in the effective tax rate was primarily due to the benefit of a tax rate change applicable to one of the Corporation's foreign subsidiaries.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
On January 1, 2003, the Corporation adopted Statement of Financial Accounting

Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact of adopting SFAS No. 143 was an increase in the Corporation's assets and liabilities of $14 million and $30 million, respectively. An after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003.

On January 1, 2002, USG Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142, the Corporation determined that goodwill for its North American Gypsum segment was impaired and recorded a noncash, nontaxable impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002.

NET EARNINGS
Net earnings in the first quarter of 2003 were $6 million, or $0.13 per share. In the first quarter of 2002, a net loss of $70 million, or $1.62 per share, was recorded.

CORE BUSINESS RESULTS


(dollars in millions)                               Net Sales                      Operating Profit
-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                 2003              2002             2003              2002
-------------------------------------------------------------------------------------------------------------

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                     $     496         $     483        $      30         $      46
CGC Inc. (gypsum)                              57                50                5                 6
Other subsidiaries*                            28                30                3                 6
Eliminations                                 (39)              (38)                -                 -
-------------------------------------------------------------------------------------------------------------
Total                                         542               525               38                58
-------------------------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                           110               111                6                 7
USG International                              40                42                1               (3)
CGC Inc. (ceilings)                            10                10                1                 1
Eliminations                                 (13)              (15)                -                 -
-------------------------------------------------------------------------------------------------------------
Total                                         147               148                8                 5
-------------------------------------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                        295               275                8                 7
-------------------------------------------------------------------------------------------------------------
Corporate                                       -                 -             (18)              (20)
Chapter 11 reorganization expenses              -                 -              (2)               (2)
Eliminations                                (122)             (119)               1                 -
-------------------------------------------------------------------------------------------------------------
Total USG Corporation                         862               829               35                48
=============================================================================================================



*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.


NORTH AMERICAN GYPSUM
Net sales of $542 million increased 3% from the first quarter of 2002, while operating profit of $38 million was down 34%.

Net sales for U.S. Gypsum increased 3% primarily reflecting higher selling prices for SHEETROCK brand gypsum wallboard and record first quarter shipments of SHEETROCK brand joint compounds and DUROCK brand cement board. U.S. Gypsum's nationwide average realized price for wallboard was $97.13 per thousand square feet in the first quarter of 2003. This price was up 1% from $95.84 in the first quarter of 2002, but down 6% from $102.98 in the fourth quarter of 2002. Selling prices were down from the fourth quarter of 2002 primarily reflecting lower demand due to normal seasonal factors and harsher-than-usual winter weather in certain parts of the country.

U.S. Gypsum sold 2.51 billion square feet of SHEETROCK brand gypsum wallboard during the first quarter of 2003, a 3% decrease from the strong level of 2.59 billion square feet in the first quarter of 2002. U.S. Gypsum's wallboard plants operated at 89% of capacity in the first quarter of 2003 versus 95% for the same period in 2002. Industry shipments of gypsum wallboard were down approximately 2% from the first quarter of 2002.

First quarter 2003 operating profit for U.S. Gypsum was down 35% from the first quarter of 2002. This decline primarily reflected higher manufacturing costs for SHEETROCK brand gypsum wallboard due to higher energy and wastepaper costs. The increase in energy costs related to wallboard manufacturing accounted for a $12 million increase to cost of products sold.

The gypsum business of Canada-based CGC Inc. reported a 14% increase in first quarter net sales as compared with the first quarter of 2002 primarily due to increased volume (up 5%) and selling prices (up 6%) for SHEETROCK brand gypsum wallboard. However, operating profit fell 17% primarily due to higher energy costs.


WORLDWIDE CEILINGS
Net sales decreased $1 million to $147 million, while operating profit increased $3 million to $8 million as compared with the first quarter of 2002.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported slightly lower net sales primarily due to lower volume for its ceiling tile and grid product lines. Shipments are down in 2003 as the level of commercial construction, the primary market for USG Interiors' products, continues to be weak. Operating profit for USG Interiors decreased to $6 million from $7 million a year ago reflecting the lower volume and increased manufacturing costs, partially offset by higher selling prices for ceiling tile and grid.

Net sales for USG International were down versus the first quarter of 2002. However, operating profit of $1 million was reported for the first quarter of 2003 compared with an operating loss of $3 million in the first quarter of 2002. Profitability for USG International improved following the shutdown of the Aubange, Belgium, ceiling tile plant in December 2002 and other downsizing activities.

Net sales and operating profit for the ceilings division of CGC Inc. were unchanged from the first quarter of 2002.


BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported net sales of $295 million and operating profit of $8 million, representing increases of 7% and 14%, respectively, from the first quarter of 2002. These results primarily reflected increased sales and profit for L&W Supply's complementary building products, primarily drywall metal, joint treatment, ceiling products and roofing. Also, sales and profit for gypsum wallboard were up due to increased shipments (up 4%). Slightly higher unit costs for gypsum wallboard were partially offset by slightly higher selling prices. L&W Supply currently operates 181 locations in the United States distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

The outlook for the Corporation's markets in 2003 is mixed. Demand for gypsum wallboard is expected to remain strong primarily due to the continued high demand for new homes. Housing starts are expected to exceed 1.6 million units in 2003. Despite the strong demand, the gypsum wallboard industry continues to experience a large amount of excess capacity. Nonresidential construction, the principal market for the Corporation's ceiling products and a major market for its distribution business, is expected to remain weak. In addition, the Corporation, like many other companies, faces cost pressures in areas such as energy and raw material costs, employee and retiree medical expenses and insurance premiums. In this environment, the Corporation is focusing its management attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as selectively investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
Working capital (current assets less current liabilities) as of March 31, 2003, amounted to $1,002 million, and the ratio of current assets to current liabilities was 3.42-to-1. As of December 31, 2002, working capital amounted to $955 million, and the ratio of current assets to current liabilities was 3.18-to-1.

Cash, cash equivalents and marketable securities as of March 31, 2003, amounted to $768 million, compared with $830 million as of December 31, 2002. During the first quarter of 2003, net cash flows used in operating activities totaled $45 million largely reflecting cash used to fund seasonal working capital needs and payments associated with employee benefit and compensation plans. Net cash flows used in investing activities totaled $12 million and consisted of capital spending of $17 million, offset by sales and maturities of marketable securities, net of purchases, of $5 million. Because of the Filing, there were no financing activities during the first three months of 2003.

As of March 31, 2003, $129 million was invested in long-term marketable securities and $47 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on the consolidated balance sheet.

Receivables increased to $355 million as of March 31, 2003, from $284 million as of December 31, 2002, primarily reflecting a 13% increase in net sales for the month of March 2003 as compared with December 2002. Inventories and payables also were up from December 31, 2002, primarily due to the increased level of business. Inventories increased to $286 million from $270 million, and accounts payable increased to $199 million from $170 million.

DEBT
As of March 31, 2002, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2002, levels.

AVAILABLE LIQUIDITY
As of March 31, 2003, the Corporation, on a consolidated basis, had $768 million of cash and marketable securities, of which $153 million was held by non-Debtor subsidiaries. The Corporation also had a $100 million DIP Facility available to supplement liquidity and fund operations during the reorganization process. Borrowing availability under the DIP Facility is based primarily on accounts receivable and inventory levels and, to a lesser extent, property, plant and equipment. Given these levels, as of March 31, 2003, the Corporation had the capacity to borrow up to $100 million. There were no outstanding borrowings under the DIP Facility as of March 31, 2003. However, $16 million of standby letters of credit were outstanding, leaving $84 million of unused borrowing capacity available as of March 31, 2003.

CAPITAL EXPENDITURES
Capital spending amounted to $17 million in the first quarter of 2003 compared with $15 million in the corresponding 2002 period. As of March 31, 2003, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $51 million, compared with $56 million as of December 31, 2002.

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

EXIT ACTIVITIES
2002 DOWNSIZING PLAN: In the fourth quarter of 2002, the Corporation recorded a nontaxable charge of $11 million related to the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in Europe to address the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold and reflected severance of $6 million related to a workforce reduction of over 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.

As of March 31, 2003, 49 employees were terminated. The Aubange, Belgium, plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million write-off of equipment in 2002 and payments totaling $3 million in the first quarter of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations.

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

As of March 31, 2003, 348 employees were terminated, and 26 open positions were eliminated, and the ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million. The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments were made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan were funded with cash from operations.

See Part I, Item 1. Note 3. Exit Activities for additional information related to payments and reserve balances.


OTHER MATTERS

LEGAL CONTINGENCIES
As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other subsidiaries are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. See Part I, Item 1. Note 2. Voluntary Reorganization Under Chapter 11 and
Note 12. Litigation for recent developments in the Corporation's reorganization proceedings. See Part I. Item 1. Note 12. Litigation for additional information on asbestos litigation.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its results of operations or financial position. See Part I, Item 1. Note 12. Litigation for additional information on environmental litigation.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of March 31, 2003 and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of USG Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2003 (February 19, 2003 as to paragraphs 13, 14 and 15 of Note 18), we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning (i) the Corporation's Chapter 11 bankruptcy filing, (ii) matters that raised substantial doubt about the Corporation's ability to continue as a going concern, and (iii) transitional disclosures related to the change in accounting for goodwill. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the consolidated financial statements, USG Corporation and certain subsidiaries voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Corporation; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 12 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation, which, among other things, may lead to possible changes in the composition of the Corporation's business portfolio, as well as changes in the ownership of the Corporation. This uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 23, 2003

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 1. Note 12. Litigation for information concerning the asbestos and related bankruptcy litigation and environmental litigation.




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



                                        USG CORPORATION



                                        By  /s/ William C. Foote
                                            -----------------------------------

                                            William C. Foote,
                                            Chairman, Chief Executive Officer
                                            and President


                                        By  /s/ Richard H. Fleming
                                            -----------------------------------

                                            Richard H. Fleming
                                            Executive Vice President and
                                            Chief Financial Officer,


                                        By  /s/ D. Rick Lowes
                                            -----------------------------------

                                            D. Rick Lowes,
                                            Vice President and Controller,

May 5, 2003

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

5. USG Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 5, 2003                      /s/ William C. Foote
                                 -----------------------------------------------
                                 William C. Foote
                                 Chairman, Chief Executive Officer and President

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

5. USG Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to USG Corporation's auditors and the audit committee of USG Corporation's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USG Corporation's ability to record, process, summarize and report financial data and have identified for USG Corporation's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USG Corporation's internal controls; and

6. USG Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 5, 2003                         /s/ Richard H. Fleming
                                    -------------------------------------------
                                    Richard H. Fleming
                                    Executive Vice President and Chief Financial
                                    Officer