Form 10-Q
period 2003-06-30
USG CORP
filed 2003-08-05
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

                                        OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
           ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of June 30, 2003, 43,050,592 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
            Three Months and Six Months
            Ended June 30, 2003 and 2002                                      3

        Consolidated Balance Sheets:
            As of June 30, 2003 and December 31, 2002                         4

        Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 2003 and 2002                           5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                42

Item 4. Controls and Procedures                                              57

Report of Independent Public Accountants                                     58

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                    60

Item 4. Submission of Matters to a Vote of Security Holders                  60

Item 6. Exhibits and Reports on Form 8-K                                     61

SIGNATURES                                                                   62

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS                     SIX MONTHS
                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------
Net sales                             $        914    $        885    $      1,776    $      1,714
Cost of products sold                          780             718           1,525           1,415
Selling and administrative expenses             81              80             161             162
Chapter 11 reorganization expenses               3               7               5               9
                                      ------------    ------------    ------------    ------------
Operating profit                                50              80              85             128
Interest expense                                 2               2               3               3
Interest income                                 (1)             (1)             (2)             (2)
Other income, net                               (5)             (2)             (5)             (1)
                                      ------------    ------------    ------------    ------------
Earnings before income taxes and
cumulative effect of accounting
change                                          54              81              89             128
Income taxes                                    23              33              36              54
                                      ------------    ------------    ------------    ------------
Earnings before cumulative effect
of accounting change                            31              48              53              74
                                      ------------    ------------    ------------    ------------
Cumulative effect of accounting
change, net of tax                               -               -             (16)            (96)
                                      ------------    ------------    ------------    ------------
Net earnings (loss)                             31              48              37             (22)
                                      ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted before
  cumulative effect of accounting
  change                                      0.73            1.11            1.24            1.71

  Cumulative effect of accounting
  change                                         -               -           (0.37)          (2.22)
                                      ------------    ------------    ------------    ------------
  Basic and diluted                           0.73            1.11            0.86           (0.52)
                                      ============    ============    ============    ============
Dividends paid per common share                  -               -               -               -
Average common shares                   43,045,854      43,250,655      43,097,190      43,309,735
Average diluted common shares           43,045,854      43,250,655      43,097,190      43,309,735

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF           AS OF
                                                      JUNE 30,      DECEMBER 31,
                                                        2003            2002
                                                    ------------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $        529    $        649
Short-term marketable securities                              66              50
Restricted cash                                               21               -
Receivables (net of reserves - $17 and $17)                  369             284
Inventories                                                  287             270
Income taxes receivable                                       11              14
Deferred income taxes                                         51              49
Other current assets                                          76              77
                                                    ------------    ------------
Total current assets                                       1,410           1,393

Long-term marketable securities                              172             131
Property, plant and equipment (net of accumulated
    depreciation and depletion - $761 and $701)            1,794           1,788
Deferred income taxes                                        190             199
Other assets                                                 109             106
                                                    ------------    ------------
Total Assets                                               3,675           3,617
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             200             170
Accrued expenses                                             189             243
Income taxes payable                                          27              25
                                                    ------------    ------------
Total current liabilities                                    416             438

Long-term debt                                                 2               2
Other liabilities                                            406             370
Liabilities subject to compromise                          2,255           2,272

Stockholders' Equity:
Preferred stock                                                -               -
Common stock                                                   5               5
Treasury stock                                              (258)           (257)
Capital received in excess of par value                      414             412
Accumulated other comprehensive loss                          (9)            (32)
Retained earnings                                            444             407
                                                    ------------    ------------
Total stockholders' equity                                   596             535
                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                 3,675           3,617
                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------
OPERATING ACTIVITIES:
Net earnings (loss)                                         $     37    $    (22)
Adjustments to reconcile net earnings (loss) to net cash:
   Cumulative effect of accounting change                         16          96
   Depreciation, depletion and amortization                       52          51
   Deferred income taxes                                          18          33
(Increase) decrease in working capital:
    Receivables                                                  (85)        (56)
    Income taxes receivable                                        3          15
    Inventories                                                  (17)        (27)
    Payables                                                      32          43
    Accrued expenses                                             (55)         37
Increase in other assets                                         (12)         (8)
Increase in other liabilities                                      5           9
Decrease in asbestos receivables                                  19          11
Decrease in liabilities subject to compromise                    (17)        (24)
Other, net                                                         -           1
                                                            --------    --------
Net cash (used for) provided by operating activities              (4)        159
                                                            --------    --------
INVESTING ACTIVITIES:
Capital expenditures                                             (36)        (38)
Purchases of marketable securities                              (148)          -
Sales or maturities of marketable securities                      91           -
Net proceeds from asset dispositions                               -           1
Acquisition of business                                           (2)          -
                                                            --------    --------
Net cash used for investing activities                           (95)        (37)
                                                            --------    --------
FINANCING ACTIVITIES:
Deposit of restricted cash                                       (21)          -
                                                            --------    --------
Net cash used for financing activities                           (21)          -
                                                            --------    --------

Net (decrease) increase in cash and cash equivalents            (120)        122

Cash and cash equivalents at beginning of period                 649         493
                                                            --------    --------
Cash and cash equivalents at end of period                       529         615
                                                            ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                      1           1
Income taxes paid, net                                             9           6

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

         Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. Debtors expect that the plan will include the creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors also expect that the plan of reorganization will address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

         It is anticipated that, as a result of creation and funding of the
         Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent. Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below)

         Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through September 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Note 12. Litigation, for additional information on this procedure.) The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims (see Note 12, Litigation, for additional information.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below), the outcome of the estimation proceedings regarding Debtors' liability for cancer claims, as provided in the Court's order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         In connection with the Filing, the Corporation implemented a Bankruptcy Court approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semiannual payments that began in January 2002. Expenses associated with this plan amounted to $5.5 million in the second quarter of 2003 and 2002 and $11.1 million in the first six months of each year.

         POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

         The Corporation has for many years actively supported proposals for federal legislation addressing asbestos personal injury claims. On July

         10, 2003, the Judiciary Committee of the United States Senate narrowly approved the Fairness in Asbestos Injury Resolution Act of 2003 (Senate Bill 1125, the "FAIR Bill"), which is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. This bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

         Under the terms of the FAIR Bill as approved by the Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, are to contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology specified in the FAIR Bill. The FAIR Bill also provides, among other things, that the national fund would terminate if the administrator could not certify that 95% of the previous year's eligible claimants had been paid, in which case the claimants and defendants would return to the tort system on a retroactive basis. There are many other provisions in the FAIR Bill that would affect its impact on the Corporation and its Chapter 11 Cases.

         It is not possible to determine whether the FAIR Bill will ever be presented for a vote or passed by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms or cost of any bill that might become law or its impact on the Corporation or the Chapter 11 Cases. The Corporation anticipates that, during the legislative process, the terms of the FAIR Bill as approved by the Judiciary Committee will change and that any such changes may be material to the FAIR Bill's impact on the Corporation. It is possible that the level of funding required from insurers and defendants, including the Corporation, would increase. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed opposition to the FAIR Bill in the form passed by the Judiciary Committee. In light of such opposition, as well as other factors, there is no assurance that any legislation will be enacted.

         Enactment of the FAIR Bill or other legislation addressing the financial contributions of USG Corporation for asbestos personal injury claims would have a material impact on the Corporation's Chapter 11 Cases. Legislation such as the FAIR Bill would have a material impact on the amount of the Corporation's asbestos personal injury liability that must be addressed in Debtors' Chapter 11 Cases. Such legislation may also affect the manner in which such liability may be addressed in Debtors' Chapter 11 Cases. As noted above (See Consequences of the Filing, above), the amount of Debtors' asbestos personal injury liability is a principal factor in determining the payment rights and other entitlements of the Corporation's pre-petition creditors and its shareholders. At this time, however, the outcome of the legislative process is extremely speculative, and there can be no assurance that national legislation will be enacted or what the terms of any such legislation might be. During this process, the Corporation anticipates that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue. (see Consequences of the Filing, above, and Note 12. Litigation)

         CHAPTER 11 FINANCING

         On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The DIP Facility was provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as agent. In January 2003, the Corporation reduced the size of the DIP Facility to $100 million and subsequently terminated the DIP Facility in June 2003. These actions were taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility.

         The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. As of June 30, 2003, $15.2 million of standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary. The Corporation expects the collateral related to the DIP Facility to be released during the third quarter of 2003.

         In June 2003, the Corporation entered a three-year, $100 million credit agreement with LaSalle Bank to be used exclusively to support the issuance of standby letters of credit. As of June 30, 2003, $4.5 million of standby letters of credit, which are cash collateralized at 103%, had been issued under this facility to replace those to be surrendered by the beneficiaries in connection with the termination of the DIP Facility.

         As of June 30, 2003, a total of $21 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

         PRE-PETITION LIABILITIES OTHER THAN ASBESTOS PERSONAL INJURY

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

         Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended on May 31, 2002 and December 13, 2002, setting forth the assets and liabilities of the Debtors as of the date of the Filing. The Bankruptcy Court established a bar date of January 15, 2003, by which proofs of claim were required to be filed against the Debtors for all claims other than asbestos-related personal injury claims as defined in the Court's order.

         Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders), totaling approximately $8.7 billion were filed by the bar date. There was an additional approximately $500 million of contingent claims. The Debtors are analyzing the proofs of claim filed by the bar date. Many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor. Of these to date, the court has expunged 233 claims totaling $24 million as duplicates, 115 claims totaling $15 million as amended or superceded and allowed a correction of the Debtors on another 446 claims. Of the duplicate claims, approximately $5.7 billion have been withdrawn to date. The Debtors continue to analyze and reconcile filed claims on an on-going basis.

         On June 25, 2003, the second anniversary of the filing of the Chapter 11 Cases, the period during which the Debtors could bring avoidance actions in the Chapter 11 Cases expired. Such avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under bankruptcy and state law. In advance of such expiration date, the Debtors had provided to the several Creditor Committees information regarding payments or other relevant transactions that had occurred between the Debtors and third persons, together with the Debtors' recommendation that no avoidance actions be filed against any third persons. On June 24, 2003, the Committee representing the unsecured creditors filed a motion with the Bankruptcy Court requesting authorization to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by Debtors to 206 creditors in amounts greater than $500,000. The Committee also requested the Court to extend the time by which the summons and complaint are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases. Recently, the Bankruptcy Court granted the Committee's motion.

         In addition, prior to the June 24, 2003 deadline for filing avoidance actions, certain of the Debtors entered into a Tolling Agreement pursuant to which the Debtors voluntarily agreed to extend the time during which actions could be brought to avoid certain intercompany transactions that occurred during the one-year period prior to the filing of the Chapter 11 Cases. The transactions as to which the Tolling Agreement applies are the creation of liens on certain assets of the Debtor subsidiaries in favor of the Parent Company in connection with intercompany loan agreements, a transfer by U.S. Gypsum Company to the Parent Company of a 9% interest in the equity of CGC Inc., the principal Canadian subsidiary of the Parent Company, and transfers made by the Parent Company to USG Foreign Investments, Ltd., a non-Debtor subsidiary. The Bankruptcy Court approved the Tolling Agreement in June 2003.

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

         The appropriateness of using the going-concern basis for the Corporation's financial statements is dependent upon, among other things, (i) the ability of the Corporation to maintain adequate cash on hand (ii) the ability of the Corporation to generate cash from operations (iii) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (iv) the Corporation's ability to achieve profitability following such confirmation. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries.

         LIABILITIES SUBJECT TO COMPROMISE: As reflected in the consolidated financial statements, liabilities subject to compromise refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth in the table below. These amounts represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim,
         (vii) effect of any legislation which may be enacted or (viii) other events.

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

         Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items (dollars in millions):

                                                   As of          As of
                                                  June 30,     December 31,
                                                   2003           2002
                                               ---------------------------
Accounts payable                               $      160     $       157
Accrued expenses                                       52              56
Debt                                                1,005           1,005
Asbestos reserve                                    1,061           1,061
Other long-term liabilities                            20              36
-------------------------------------------------------------------------
Subtotal                                            2,298           2,315
Elimination of intercompany accounts payable          (43)            (43)
-------------------------------------------------------------------------
Total liabilities subject to compromise             2,255           2,272
=========================================================================

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

         As of June 30, 2003, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $297 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $32 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. (see Pre-Petition Liabilities Other Than Asbestos Personal Injury, above)

         As of June 30, 2003, U.S. Gypsum, USG Interiors and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $166 million, $1 million and $160 million, respectively.

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

         CHAPTER 11 REORGANIZATION EXPENSES: Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following (dollars in millions):

                                            THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                           ----------------------------------
                                           2003       2002    2003       2002
                                           ----------------------------------
Legal and financial advisory fees          $  5       $  9    $  9       $ 13
Bankruptcy-related interest income           (2)        (2)     (4)        (4)
-----------------------------------------------------------------------------
Total chapter 11 reorganization expenses      3          7       5          9
=============================================================================

         INTEREST EXPENSE: For the second quarter and first six months of 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 and $36 million, respectively. From the Petition Date through June 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $151 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

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

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                            THREE MONTHS              SIX MONTHS
                                           ENDED JUNE 30,           ENDED JUNE 30,
                                        --------------------     --------------------
                                         2003         2002        2003         2002
                                        -------      -------     -------      -------
Net sales                               $   827      $   798     $ 1,608      $ 1,548
Cost of products sold                       719          658       1,403        1,298
Selling and administrative expenses          70           69         139          140
Chapter 11 reorganization expenses            3            7           5            9
Interest expense                              2            1           3            3
Interest income                              (1)           -          (1)           -
Other (income) expense, net                  (2)          19          (4)         (31)
                                        -------      -------     -------      -------
Earnings before income taxes and
cumulative effect of accounting
change                                       36           44          63          129

Income taxes                                 17           29          29           47
                                        -------      -------     -------      -------
Earnings before cumulative effect
of accounting change                         19           15          34           82

Cumulative effect of accounting
change                                        -            -         (13)         (41)
                                        -------      -------     -------      -------
Net earnings                                 19           15          21           41
                                        =======      =======     =======      =======

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF            AS OF
                                                        JUNE 30,       DECEMBER 31,
                                                         2003              2002
                                                      -----------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                             $       364      $        478
Short-term marketable securities                               66                50
Restricted cash                                                21                 -
Receivables (net of reserves - $13 and $13)                   305               235
Inventories                                                   237               227
Income taxes receivable                                        11                14
Deferred income taxes                                          51                49
Other current assets                                           58                67
                                                      -----------      ------------
Total current assets                                        1,113             1,120

Long-term marketable securities                               172               131
Property, plant and equipment (net of accumulated
  depreciation and depletion - $601 and $557)               1,556             1,572
Deferred income taxes                                         209               218
Other assets                                                  390               378
                                                      -----------      ------------
Total Assets                                                3,440             3,419
                                                      ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                              167               142
Accrued expenses                                              165               207
Income taxes payable                                           27                20
                                                      -----------      ------------
Total current liabilities                                     359               369

Other liabilities                                             389               362
Liabilities subject to compromise                           2,255             2,272
Stockholders' Equity:
Preferred stock                                                 -                 -
Common stock                                                    5                 5
Treasury stock                                               (258)             (257)
Capital received in excess of par value                       101                99
Accumulated other comprehensive income                          3                 4
Retained earnings                                             586               565
                                                      -----------      ------------
Total stockholders' equity                                    439               416
                                                      -----------      ------------
Total Liabilities and Stockholders' Equity                  3,440             3,419
                                                      ===========      ============

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                            SIX MONTHS
                                                          ENDED JUNE 30,
                                                      ----------------------
                                                        2003          2002
                                                      --------      --------
OPERATING ACTIVITIES:
Net earnings                                          $     21      $     41
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                   13            41
   Depreciation, depletion and amortization                 44            42
   Deferred income taxes                                    16            34
(Increase) decrease in working capital:
    Receivables                                            (70)          (42)
    Income taxes receivable                                  3            15
    Inventories                                            (10)          (25)
    Payables                                                31            44
    Accrued expenses                                       (43)           34
Decrease in pre-petition intercompany receivable             -             -
Increase in post-petition intercompany receivable          (10)          (52)
(Increase) decrease in other assets                         (3)           23
Increase in other liabilities                                2             8
Decrease in asbestos receivables                            19            11
Decrease in liabilities subject to compromise              (17)          (24)
Other, net                                                  (6)           (7)
                                                      --------      --------
Net cash (used for) provided by operating activities       (10)          143
                                                      --------      --------
INVESTING ACTIVITIES:
Capital expenditures                                       (24)          (31)
Purchases of marketable securities                        (148)            -
Sale or maturities of marketable securities                 91             -
Net proceeds from asset dispositions                         -             1
Acquisition of business                                     (2)            -
                                                      --------      --------
Net cash used for investing activities                     (83)          (30)
                                                      --------      --------
FINANCING ACTIVITIES:
Deposit of restricted cash                                 (21)            -
                                                      --------      --------
Net cash used for financing activities                     (21)            -
                                                      --------      --------
Net (decrease) increase in cash and cash equivalents      (114)          113
Cash and cash equivalents at beginning of period           478           346
                                                      --------      --------
Cash and cash equivalents at end of period                 364           459
                                                      ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                1             1
Income taxes paid (refunded), net                            1            (1)

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

         As of June 30, 2003, 53 employees were terminated. The Aubange, Belgium, plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million write-off of equipment in 2002 and payments totaling $6 million in the first six months of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations.

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

         A total of 348 employees were terminated, and 26 open positions were eliminated, and a ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002. The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments were made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan were funded with cash from operations.

         The following table details the reserves and activity for the 2002 downsizing and 2001 restructuring plan (dollars in millions):

                                                     Provisions for     Writedown of                Reserve
                                                      Downsizing/       Assets to Net      Cash     Balance
                                                     Restructuring    Realizable Value   Payments   6/30/03
-----------------------------------------------------------------------------------------------------------
2002 Downsizing:

Severance (salaried and hourly)                      $     6          $        -         $   (6)    $   -

Equipment write-off                                        3                  (3)             -         -

Other reserves                                             2                   -              -         2
-----------------------------------------------------------------------------------------------------------
Subtotal                                                  11                  (3)            (6)        2
-----------------------------------------------------------------------------------------------------------
2001 Restructuring:

Severance (primarily hourly)                               8                   -             (8)        -

Property, plant and equipment write-off                    2                  (2)             -         -

Line shutdown/removal and contract cancellations           2                   -             (2)        -
-----------------------------------------------------------------------------------------------------------
Subtotal                                                  12                  (2)           (10)        -
-----------------------------------------------------------------------------------------------------------
Total                                                     23                  (5)           (16)        2
===========================================================================================================

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

                                                       NET                  SHARES                PER SHARE
THREE MONTHS ENDED JUNE 30,                          EARNINGS               (000)                  AMOUNT
-----------------------------------------------------------------------------------------------------------
2003:
Basic earnings                                       $     31               43,046                $    0.73
Dilutive effect of stock options                                                 -
-----------------------------------------------------------------------------------------------------------
Diluted earnings                                           31               43,046                     0.73
===========================================================================================================
2002:
Basic earnings                                             48               43,251                     1.11
Dilutive effect of stock options                                                 -
-----------------------------------------------------------------------------------------------------------
Diluted earnings                                           48               43,251                     1.11
===========================================================================================================

                                      -21-

                                      NET       SHARES    PER SHARE
SIX MONTHS ENDED JUNE 30,           EARNINGS    (000)      AMOUNT
-------------------------------------------------------------------
2003:
Basic earnings                      $     37    43,097    $    0.86
Dilutive effect of stock options                     -
-------------------------------------------------------------------
Diluted earnings                          37    43,097         0.86
===================================================================
2002:
Basic loss                               (22)   43,310        (0.52)
Dilutive effect of stock options                     -
-------------------------------------------------------------------
Diluted loss                             (22)   43,310        (0.52)
===================================================================

(5)      MARKETABLE SECURITIES

         As of June 30, 2003, the Corporation's investments in marketable securities consisted of the following:

                                                           Fair
                                            Amortized     Market
                                               Cost       Value
                                            --------------------
Asset-backed securities                     $     108     $  108
U.S. government and agency securities              64         65
Municipal securities                               28         28
Time deposits                                      10         10
Corporate securities                               27         27
----------------------------------------------------------------
Total marketable securities                       237        238
================================================================

         Contractual maturities of marketable securities as of June 30, 2003, were as follows (dollars in millions):

                                                           Fair
                                            Amortized     Market
                                               Cost       Value
                                            --------------------
Due in 1 year or less                       $   59        $   60
Due in 1-5 years                                44            44
Due in 5-10 years                                3             3
Due after 10 years                              23            23
----------------------------------------------------------------
                                               129           130
----------------------------------------------------------------
Asset-backed securities                        108           108
----------------------------------------------------------------
Total marketable securities                    237           238
================================================================

         The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features.

(6)      ADOPTION OF SFAS NO. 143

         On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact of adopting SFAS No. 143 was an increase in the Corporation's assets and liabilities of $14 million and $30 million, respectively. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003.

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

         COMMODITY DERIVATIVE INSTRUMENTS: The Corporation uses swap contracts from time to time to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. The current contracts, all of which mature by December 31, 2004, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. As of June 30, 2003, the fair value of these swap contracts, which remained in accumulated other comprehensive income
         (loss), was $16 million ($10 million after-tax).

         FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of June 30, 2003, the Corporation had foreign currency contracts in place which mature on the anticipated date of the underlying transaction, and all contracts mature by December 31, 2003. The notional amounts of foreign currency contracts as of June 30, 2003, was $1 million. The fair value of these contracts as of June 30, 2003, was zero.

         COUNTERPARTY RISK: The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk but regularly monitors the credit standing of all counterparties.

(9)      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are summarized in the following table (dollars in millions):

                                                   THREE MONTHS         SIX MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                 ------------------------------------
                                                  2003      2002      2003      2002
                                                 ------------------------------------
Net earnings (loss)                              $   31    $   48    $   37    $  (22)
-------------------------------------------------------------------------------------

Pretax gain (loss) on derivatives                    (2)       (8)       (2)        5
Income tax benefit (expense)                          1         3         1        (2)
-------------------------------------------------------------------------------------
Gain (loss) on derivatives, net of tax               (1)       (5)       (1)        3
-------------------------------------------------------------------------------------
Deferred currency translation                        13         7        24        12
-------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
  securities, net of tax                              -         -         -         -
-------------------------------------------------------------------------------------
Total comprehensive income (loss)                    43        50        60        (7)
=====================================================================================

         There was no tax impact on the foreign currency translation adjustments. The components of accumulated other comprehensive income
         (loss) included on the consolidated balance sheet are summarized in the following table (dollars in millions):

                                                                   As of        As of
                                                                 June 30,    December 31,
                                                                   2003          2002
                                                                 ------------------------
Gain on derivatives, net of tax                                  $     17    $         18
Deferred currency translation                                         (15)            (39)
Minimum pension liability, net of tax                                 (11)            (11)
Unrealized gain (loss) on marketable securities, net of tax             -               -
-----------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                    (9)            (32)
=========================================================================================

         During the second quarter of 2003, $6 million of accumulated net after-tax gains ($10 million pretax) on derivatives were reclassified from accumulated other comprehensive income (loss) to earnings. As of June 30, 2003, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive income (loss) into earnings is $15 million.

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

                                                  THREE MONTHS         SIX MONTHS
                                                 ENDED JUNE 30,      ENDED JUNE 30,
                                                ------------------------------------
                                                 2003      2002      2003      2002
                                                ------------------------------------
NET EARNINGS (LOSS):
Net Earnings(Loss): As reported                 $   31    $   48    $   37    $  (22)
Deduct: Fair value method of stock
    -based employee compensation
    expense, net of tax                              -         -         -        (1)
------------------------------------------------------------------------------------
Pro forma net earnings(loss)                        31        48        37       (23)
====================================================================================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
As reported                                       0.73      1.11      0.86     (0.52)
Pro forma                                         0.73      1.11      0.86     (0.54)
====================================================================================

         Subsequent to the Filing, no stock option grants have been issued. The deduction of $1 million shown above to the first six months of 2002 net earnings reflects the vesting of options granted prior to the Filing.

         As of June 30, 2003, common shares totaling 2,600,375 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,263,620 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                                  THREE MONTHS         SIX MONTHS
                                                 ENDED JUNE 30,      ENDED JUNE 30,
                                                ------------------------------------
                                                 2003      2002      2003      2002
                                                ------------------------------------
NET SALES:
North American Gypsum                           $  566    $  551    $1,108    $1,076
Worldwide Ceilings                                 154       158       301       306
Building Products Distribution                     325       306       620       581
Eliminations                                      (131)     (130)     (253)     (249)
------------------------------------------------------------------------------------
Total USG Corporation                              914       885     1,776     1,714
====================================================================================
OPERATING PROFIT (LOSS):
North American Gypsum                               47        81        85       139
Worldwide Ceilings                                   9        11        17        16
Building Products Distribution                      16        13        24        20
Corporate                                          (18)      (17)      (36)      (37)
Chapter 11 reorganization expenses                  (3)       (7)       (5)       (9)
Eliminations                                        (1)       (1)        -        (1)
------------------------------------------------------------------------------------
Total USG Corporation                               50        80        85       128
====================================================================================

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

         Debtors expect that the plan of reorganization will include creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors also expect that the plan of reorganization will address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means. It is anticipated that, as a result of creation and funding of the Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). (see Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims)

         While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict how the plan of reorganization will treat asbestos and other pre-petition claims and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. Under the Bankruptcy Code, a plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Code are met. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors. The payment rights and other entitlements of pre-petition creditors and USG shareholders may be substantially altered by any plan or plans of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, and the interests of the Corporation's equity security holders are likely to be substantially diluted or cancelled in whole or in part.

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

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Developments in the Reorganization Proceeding, below.) The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see
         Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims), the outcome of the estimation proceeding regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         Pursuant to the Order, on March 21, 2003, the Debtors submitted to the court a proposed timetable for the bar date for cancer claims, a proposed proof of claim form, and a plan for providing notice of the bar date. The Committee for Asbestos Personal Injury Claimants has requested the Court to limit the bar date and estimation proceeding to asbestos personal injury cancer claimants who filed a lawsuit against Debtors before the Petition Date. The court has indicated that it likely will limit the bar date to cancer claimants who filed a lawsuit against Debtors before the Petition Date, but the Court has not yet issued any order to that effect and has not yet set a bar date for cancer claims or a date for any hearing on estimation of Debtors' liability for these claims.

         At this stage in the proceedings, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of the estimation proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos liabilities. Debtors also do not know whether the Court will ultimately address the validity and voting rights of non-malignant claims. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see
         Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims), as has been the case to date, the outcome of the estimation proceeding regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         The Debtors have made a preliminary analysis of the asbestos-related property damage claims received as of the claims bar date. Approximately 1,400 asbestos property damage claims were filed, representing more than

         2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors, and therefore, likely overstates the claimed damages. Approximately 900 claims do not specify a damage amount. Many of the filed claims do not provide any evidence that Debtors' products were ever installed in any of the buildings at issue, and some of the claims are duplicates of other claims. Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that Debtors' products were ever installed in the buildings at issue, the claims are barred by the applicable statutes of limitation, and the claims lack evidence that the claimants have any damages. Debtors intend to address many of these claims through an objection and disallowance process in the bankruptcy court. Because of the preliminary nature of this process, Debtors' cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. (see Estimated Cost, below)

         The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

         PROPERTY DAMAGE CASES: As of the Petition Date, U.S. Gypsum was a defendant in 11 Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue as well as punitive damages. The complaint does not specify how many buildings are at issue. As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below. (see Estimated Cost, below)

         PERSONAL INJURY CASES: As reported by the Center for Claims Resolution (the "Center"), U.S. Gypsum was a defendant in approximately 106,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that are the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000. Filings of new Personal Injury Cases totaled approximately 53,000 claims in 2000, 48,000 claims in 1999, and 80,000 claims in 1998.

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

         INSURANCE COVERAGE: During the second quarter of 2003, U.S. Gypsum received $7 million of insurance payments of which $3 million was applied to the insurance receivable, while unanticipated payments of $4 million were recorded to earnings. As of June 30, 2003, U.S. Gypsum has recorded a $12 million insurance receivable relating to insurance remaining to cover asbestos-related costs. The insurance receivable is scheduled to be collected at various times through the next 12 months and is included in other current assets on the consolidated balance sheet.

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

         During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of June 30, 2003. The above amounts are stated before tax benefit and are not discounted to present value.

         It is the Corporation's view that, as a result of the Filing, there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding (see Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims). These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

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

         CONCLUSION: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding (see Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims). The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.

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

Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. Debtors expect that the plan will include the creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which will be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors also expect that the plan of reorganization will address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a
Section 524(g) trust or by other means.

It is anticipated that, as a result of creation and funding of the Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent. Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below)

Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through September 1, 2003. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Part I, Item 1. Note 12. Litigation, for additional information on this procedure.) The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims (See
Part I, Item 1. Note 12. Litigation, for additional information.) If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below), the outcome of the estimation proceedings regarding Debtors' liability for cancer claims, as provided in the Court's order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

As a result of this uncertainty, it is not possible at this time to predict the timing or outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of pre-petition creditors of the Debtors or the interests of the Corporation's equity security holders. There can be no assurance as to the value of any distributions that might be made under any plan or plans of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities. Recent developments in the Corporation's bankruptcy proceeding are discussed in Part I, Item 1. Note 12. Litigation.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

The Corporation has for many years actively supported proposals for federal legislation addressing asbestos personal injury claims. On July 10, 2003, the Judiciary Committee of the United States Senate narrowly approved the Fairness in Asbestos Injury Resolution Act of 2003 (Senate Bill 1125, the "FAIR Bill"), which is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. This bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

Under the terms of the FAIR Bill as approved by the Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, are to contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology specified in the FAIR Bill. The FAIR Bill also provides, among other things, that the national fund would terminate if the administrator could not certify that 95% of the previous year's eligible claimants had been paid, in which case the claimants and defendants would return to the tort system on a retroactive basis. There are many other provisions in the FAIR Bill that would affect its impact on the Corporation and its Chapter 11 Cases.

It is not possible to determine whether the FAIR Bill will ever be presented for a vote or passed by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms or cost of any bill that might become law or its impact on the Corporation or the Chapter 11 Cases. The Corporation anticipates that, during the legislative process, the terms of the FAIR Bill as approved by the Judiciary Committee will change and that any such changes may be material to the FAIR Bill's impact on the Corporation. It is possible that the level of funding required from insurers and defendants, including the Corporation, would increase. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed opposition to the FAIR Bill in the form passed by the Judiciary Committee. In light of such opposition, as well as other factors, there is no assurance that any legislation will be enacted.

Enactment of the FAIR Bill or other legislation addressing the financial contributions of USG Corporation for asbestos personal injury claims would have a material impact on the Corporation's Chapter 11 Cases. Legislation such as the FAIR Bill would have a material impact on the amount of the Corporation's asbestos personal injury liability that must be addressed in Debtors' Chapter 11 Cases. Such legislation may also affect the manner in which such liability may be addressed in Debtors' Chapter 11 Cases. As noted above (see Consequences of the Filing, above), the amount of Debtors' asbestos personal injury liability is a principal factor in determining the payment rights and other entitlements of the Corporation's pre-petition creditors and its shareholders. At this time, however, the outcome of the legislative process is extremely speculative, and there can be no assurance that national legislation will be enacted or what the terms of any such legislation might be. During this process, the Corporation anticipates that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue. (See Consequences of the Filing, above, and Part I, Item 1. Note 12. Litigation.)

CHAPTER 11 FINANCING

On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The DIP Facility was provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as agent. In January 2003, the Corporation reduced the size of the DIP Facility to $100 million and subsequently terminated the DIP Facility in June 2003. These actions were taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility. The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. See Available Liquidity below for additional information on the DIP Facility.

ACCOUNTING IMPACT

The Corporation is required to follow AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part I, Item 1. Note 2. Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS

NET SALES

Net sales in the second quarter of 2003 were $914 million, up 3% from $885 million in the second quarter of 2002. For the first six months of 2003, net sales totaled $1,776 million, up 4% from $1,714 million in the comparable 2002 period. North American Gypsum and Building Products Distribution reported increased net sales in the second quarter and first six months of 2003, while net sales for Worldwide Ceilings were down slightly for each period.

COST OF PRODUCTS SOLD

Cost of products sold in the second quarter and first six months of 2003 were up 9% and 8%, respectively, versus the respective 2002 periods. Key factors for these increases were rising costs related to energy, raw materials, employee benefits and insurance premiums.

SELLING AND ADMINISTRATIVE EXPENSES

Year-on year variations in selling and administrative expenses were minimal. For the second quarter, the expenses amounted to $81 million (8.9% of net sales), compared with $80 million (9.0% of net sales) in 2002. For the first six months, these expenses were $161 million (9.1% of net sales), versus $162 million (9.5% of net sales) a year ago.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consist of the following (dollars in millions):

                                                                 THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                   ----------------------------------------------------------------------
                                                            2003              2002             2003              2002
                                                   ----------------------------------------------------------------------
Legal and financial advisory fees                           $  5              $  9             $  9              $ 13
Bankruptcy-related interest income                            (2)               (2)              (4)               (4)
-------------------------------------------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses                       3                 7                5                 9
=========================================================================================================================

OPERATING PROFIT

Operating profit declined 38% to $50 million in the second quarter of 2003 and was down 34% to $85 million for first six months of 2003 versus the respective 2002 periods primarily due to the increased levels of cost of products sold.

INTEREST EXPENSE

Interest expense of $2 million and $3 million was incurred in the second quarter and first six months of 2003, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. For the second quarter and first six months of 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million and $36 million, respectively. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Interest income was $1 million in the second quarter and $2 million in the first six months of 2003.

INCOME TAXES

Income taxes amounted to $23 million and $36 million in the second quarter and first six months of 2003, respectively, compared with $33 million and $54 million in the corresponding 2002 periods. The effective tax rates were 39.9% and 42.3% for the first six months of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to the benefit of a tax rate change applicable to one of the Corporation's foreign subsidiaries.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact of adopting SFAS No. 143 was an increase in the Corporation's assets and liabilities of $14 million and $30 million, respectively. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003.

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

NET EARNINGS (LOSS)

Net earnings of $31 million, or $0.73 per share, were reported for the second quarter of 2003 compared with $48 million, or $1.11 per share, for the second quarter of 2002. For the first six months of 2003, net earnings totaled $37 million, or $0.86 per share, compared with a net loss of $22 million, or $0.52 per share, for the first six months of 2002.

CORE BUSINESS RESULTS
(dollars in millions)

                                             THREE MONTHS            SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,
                                           ----------------------------------------
                                            2003        2002       2003      2002
                                           ----------------------------------------
NET SALES:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                        $   512    $   503    $ 1,008    $   986
CGC Inc. (gypsum)                               62         56        119        106
Other subsidiaries*                             35         34         63         64
Eliminations                                   (43)       (42)       (82)       (80)
-----------------------------------------------------------------------------------
Total                                          566        551      1,108      1,076
-----------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                            114        117        224        228
USG International                               42         44         82         86
CGC Inc. (ceilings)                             12         11         22         21
Eliminations                                   (14)       (14)       (27)       (29)
-----------------------------------------------------------------------------------
Total                                          154        158        301        306
-----------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                         325        306        620        581
-----------------------------------------------------------------------------------
Eliminations                                  (131)      (130)      (253)      (249)
-----------------------------------------------------------------------------------
Total USG Corporation                          914        885      1,776      1,714
===================================================================================

OPERATING PROFIT (LOSS):

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                             36         68         66        114
CGC Inc. (gypsum)                                7          7         12         13
Other subsidiaries*                              4          6          7         12
-----------------------------------------------------------------------------------
Total                                           47         81         85        139
-----------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                              7         11         13         18
USG International                                1         (2)         2         (5)
CGC Inc. (ceilings)                              1          2          2          3
-----------------------------------------------------------------------------------
Total                                            9         11         17         16
-----------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                          16         13         24         20
-----------------------------------------------------------------------------------
Corporate                                      (18)       (17)       (36)       (37)
Chapter 11 reorganization expenses              (3)        (7)        (5)        (9)
Eliminations                                    (1)        (1)         -         (1)
-----------------------------------------------------------------------------------
Total USG Corporation                           50         80         85        128
===================================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $566 million increased 3% from the second quarter of 2002, while operating profit of $47 million was down 42%. First six months net sales of $1,108 million reflect an increase of 3% from a year ago, while operating profit of $85 million fell 39%.

For the second quarter of 2003, U.S. Gypsum reported a 2% increase in net sales, but a 47% decrease in operating profit versus the second quarter of 2002. The increase in net sales largely reflected record second quarter shipments of complementary products such as SHEETROCK(R) brand joint compounds, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels. However, results for SHEETROCK(R) brand gypsum wallboard were adversely affected by lower selling prices and higher manufacturing costs, while shipments were unchanged.

U.S. Gypsum sold 2.6 billion square feet of SHEETROCK(R) brand gypsum wallboard during the second quarters of both 2003 and 2002. U.S. Gypsum's wallboard plants operated at 90% of capacity in the second quarter of 2003 versus 95% for the same period in 2002. The lower 2003 utilization rate reflects increases in wallboard capacity at several U.S. Gypsum plants as a result of process improvements. Industry shipments of gypsum wallboard were up approximately 3% from the second quarter of 2002.

U.S. Gypsum's nationwide average realized price for gypsum wallboard was $100.47 per thousand square feet in the second quarter of 2003. This price was down 2% from $102.13 in the second quarter of 2002, but up 3% from $97.13 in the first quarter of 2003.

The higher manufacturing costs for gypsum wallboard primarily reflected higher energy and wastepaper costs. The increase in energy costs related to wallboard manufacturing accounted for a $10 million increase to cost of products sold in the second quarter of 2003. Higher energy and material costs also had an adverse affect on profit margins for U.S. Gypsum's complementary products.

The gypsum business of Canada-based CGC Inc. reported an 11% increase in second quarter net sales, while operating profit of $7 million was unchanged from year ago. Most of the increase in CGC's net sales was attributable to strengthening of the Canadian dollar versus the U.S. dollar. However, the favorable currency impact on operating profit was offset by higher operating costs.

WORLDWIDE CEILINGS

Second quarter 2003 net sales of $154 million fell 3%, while operating profit declined to $9 million from $11 million for the second quarter of 2002. For the first six months of 2003, net sales of $301 million were down 2%, while operating profit increased to $17 million from $16 million a year ago.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported second quarter declines in net sales and operating profit. Net sales were down primarily due to continued lower levels of demand for commercial ceiling products. The decline in profitability was largely due to lower shipments, an increase in the cost of steel, and higher energy costs. Profit margins for USG Interiors remain under pressure due to these cost increases, which have been partially offset by higher selling prices and improved operating efficiencies.

Net sales for USG International were down $2 million versus the second quarter of 2002. However, operating profit of $1 million was reported for the second quarter of 2003 compared with an operating loss of $2 million in the prior-year period. Profitability for USG International improved following the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in the fourth quarter of 2002.

The ceilings business of CGC Inc. reported a $1 million increase in net sales and a $1 million decrease in operating profit for the second quarter of 2003.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported second quarter net sales of $325 million and operating profit of $16 million, representing increases of 6% and 23%, respectively, from the second quarter of 2002. For the first six months of 2003, net sales of $620 million and operating profit of $24 million increased 7% and 20%, respectively, versus the first six months of 2002.

Second quarter results for L&W Supply reflected record shipments of gypsum wallboard (up 8% versus the second quarter of 2002), improved operating efficiencies and increased sales of complementary building products, primarily drywall metal, joint treatment, ceiling products and roofing.

As of June 30, 2003, L&W Supply operated 183 locations in the United States distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

The outlook for the Corporation's markets for the remainder of the year is mixed. Industry demand for gypsum wallboard is expected to remain strong due to continued high demand for new homes and favorable levels of activity in the residential remodeling market. Despite the strong level of demand, the gypsum wallboard industry continues to experience a large amount of excess capacity. Industry utilization rates are expected to remain in the mid-80% range while pricing pressures continue. Nonresidential construction, the principal market for the Corporation's ceiling products and a major market for its distribution business, is expected to remain weak. In addition, the Corporation, like many other companies, faces cost pressures in areas such as energy and raw material costs, employee benefits and insurance premiums. In this environment, the Corporation is focusing its management attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as selectively investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital (current assets less current liabilities) as of June 30, 2003, amounted to $994 million, and the ratio of current assets to current liabilities was 3.39-to-1. As of December 31, 2002, working capital amounted to $955 million, and the ratio of current assets to current liabilities was 3.18-to-1.

Cash, cash equivalents, restricted cash and marketable securities as of June 30, 2003, amounted to $788 million, compared with $830 million as of December 31, 2002. During the first six months of 2003, net cash flows used for operating activities totaled $4 million. Net cash flows used for investing activities totaled $95 million and consisted of $57 million for the purchases of marketable securities, net of sales or maturities, $36 million for capital expenditures and $2 million for the acquisition of a business.

During the first six months of 2003, the Corporation increased its investments in marketable securities to $238 million as of June 30, 2003 ($172 million in long-term marketable securities and $66 million in short-term marketable securities). The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Receivables increased to $369 million as of June 30, 2003, from $284 million as of December 31, 2002, largely reflecting a 17% increase in net sales for the month of June 2003 as compared with December 2002. Inventories and payables also were up from December 31, 2002, primarily due to the increased level of business. Inventories increased to $287 million from $270 million, and accounts payable increased to $200 million from $170 million. Accrued expenses declined to $189 million from $243 million as of December 31, 2002, primarily due to payments associated with accrued employee benefits and compensation.

DEBT

As of June 30, 2003, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2002 levels and do not include any accruals for post-petition contractual interest expense. (See Part I, Item 1. Note 2. Voluntary Reorganization Under Chapter 11 - Interest Expense.)

AVAILABLE LIQUIDITY

As of June 30, 2003, the Corporation had on a consolidated basis $788 million of cash (including $21 million of restricted cash as explained below) and marketable securities, of which $165 million was held by non-Debtor subsidiaries.

In January 2003, the Corporation reduced the size of the DIP Facility to $100 million and subsequently terminated the DIP Facility in June 2003. These actions were taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility.

The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. As of June 30, 2003, $15.2 million of standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary. The Corporation expects the collateral related to the DIP Facility to be released during the third quarter of 2003.

In June 2003, the Corporation entered a three-year, $100 million credit agreement with LaSalle Bank to be used exclusively to support the issuance of standby letters of credit. As of June 30, 2003, $4.5 million of standby letters of credit, which are cash collateralized at 103%, had been issued under this facility to replace those to be surrendered by the beneficiaries in connection with the termination of the DIP Facility.

As of June 30, 2003, a total of $21 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

CAPITAL EXPENDITURES

Capital spending amounted to $36 million in the first six months of 2003 compared with $38 million in the corresponding 2002 period. As of June 30, 2003, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $53 million, compared with $56 million as of December 31, 2002.

During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to maintain a program of capital spending aimed at maintaining and enhancing its businesses.

EXIT ACTIVITIES

2002 DOWNSIZING PLAN: In the fourth quarter of 2002, the Corporation recorded a nontaxable charge of $11 million related to the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in Europe to address the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold and reflected severance of $6 million related to a workforce reduction of over 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables. As of June 30, 2003, 53 employees were terminated. The Aubange, Belgium, plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million write-off of equipment in 2002 and payments totaling $6 million in the first six months of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations.

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

A total of 348 employees were terminated, and 26 open positions were eliminated, and a ceiling tile manufacturing line at Greenville, Miss., and the plants in San Juan Ixhuatepec, Mexico, and Prestice, Czech Republic, were shut down. The Fremont, Calif., plant ceased production in the second quarter of 2002. Annual savings from the full implementation of the 2001 restructuring initiatives are estimated at $11 million. The reserve for the 2001 restructuring plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve in 2001 included the $2 million write-off of property, plant and equipment and payments totaling $2 million. An additional $3 million of payments were made and charged against the reserve in 2002. The remaining $5 million of payments were made and charged against the reserve in the first quarter of 2003. All payments associated with the 2001 restructuring plan were funded with cash from operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2002 Annual Report on Form 10-K, which was filed on February 27, 2003, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first half of 2003. Effective in 2003, critical accounting policies also include the following:

Adoption of SFAS No. 143: On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The accounting for asset retirement obligations requires a number of estimates by management as to the timing of asset retirements, the cost of retirement obligations, discount and inflation rates used in the determination of fair values and the methods of remediation associated with the Corporation's asset retirement obligations. The Corporation generally utilizes assumptions and estimates reflective of the most likely remediation method on a site by site basis. See Part I, Item 1. Note 6. Adoption of SFAS No. 143 for additional information related to the impact of this change in accounting principle.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, may differ from management's expectations. Actual business or other conditions may also differ significantly from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material and energy costs; possible impact of asbestos-related legislation; and the unpredictable effects of the global war on terrorism upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Corporation's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)      Changes in internal control over financial reporting.

         There was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of June 30, 2003 and the related consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
July 28, 2003

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Note 12. Litigation for information concerning the asbestos and related bankruptcy litigation and environmental litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) In accordance with the Corporation's notice and proxy statement dated April 4, 2003, the matter set forth in paragraph (b) below was submitted to a vote of stockholders at its May 14, 2003 annual meeting of stockholders.

         (b) The four director-nominees who received the highest vote totals, who were each re-elected to a three-year term of office, and whose terms in office will expire in 2006 were:
                  Keith A. Brown, James C. Cotting, W. Douglas Ford and John B. Schwemm. The directors whose terms of office continued after the annual meeting of stockholders were: Robert L. Barnett, Lawrence M. Crutcher, William C. Foote, David W. Fox, Valerie
                  B. Jarrett, Marvin E. Lesser and Judith A. Sprieser.

                                                   Votes          Abstentions
                                  Votes           Withheld         and Broker
                                   For           or Against         Non-Votes
                               ----------------------------------------------
Election of Directors:

Keith A. Brown                 39,380,766         353,906              -
James C. Cotting               39,383,189         351,483              -
W. Douglas Ford                39,383,526         351,146              -
John B. Schwemm                39,367,743         366,929              -

         (c) The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

                                                              Votes      Abstentions
                                               Votes         Withheld    and Broker
                                                For         or Against    Non-Votes
                                            ----------------------------------------
Ratification of Appointment of
Deloitte & Touche LLP as Independent
Public Accountants                          39,407,053       183,957       143,662

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10. Master Letter of Credit Agreement, Rider to Master Letter of Credit Agreement, and Related Pledge Agreement, Acknowledgement Agreement if Collateral Held at LaSalle Bank National Association Trust Department, LaSalle Bank National Association Trust Department Internal, Pledge Agreement between USG Corporation and LaSalle Bank National Association, dated June 11, 2003.

                  15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

                  31.1 Certifications of USG Corporation's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certifications of USG Corporation's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certifications of USG Corporation's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certifications of USG Corporation's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         On April 24, 2003, USG Corporation filed with the SEC a Form 8-K for the purpose of disclosing, under "Item 12. Results of Operations and Financial Condition", its press release containing earnings information for its first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           USG CORPORATION

                                           By /s/ William C. Foote
                                              ----------------------------------

                                              William C. Foote,
                                              Chairman, Chief Executive Officer
                                              and President

                                           By /s/ Richard H. Fleming
                                              ----------------------------------

                                              Richard H. Fleming
                                              Executive Vice President and
                                              Chief Financial Officer,

                                           By /s/ D. Rick Lowes
                                              ----------------------------------

                                              D. Rick Lowes,
                                              Vice President and Controller,

August 5, 2003