Form 10-Q
period 2003-09-30
USG CORP
filed 2003-11-03
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2003

                                       OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 30, 2003, 43,052,119 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
             Three Months and Nine Months
             Ended September 30, 2003 and 2002                                   3

        Consolidated Balance Sheets:
             As of September 30, 2003 and December 31, 2002                      4

        Consolidated Statements of Cash Flows:
             Nine Months Ended September 30, 2003 and 2002                       5

        Notes to Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                   42

Item 4. Controls and Procedures                                                 57

Report of Independent Public Accountants                                        58

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                       60

Item 6. Exhibits and Reports on Form 8-K                                        60

SIGNATURES                                                                      61

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS                     NINE MONTHS
                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------
Net sales                             $        963    $        903    $      2,739    $      2,617
Cost of products sold                          816             749           2,341           2,164
Selling and administrative expenses             78              76             239             238
Chapter 11 reorganization expenses               2               3               7              12
                                      ------------    ------------    ------------    ------------
Operating profit                                67              75             152             203
Interest expense                                 2               1               5               4
Interest income                                 (1)             (1)             (3)             (3)
Other income, net                                -               -              (5)             (1)
                                      ------------    ------------    ------------    ------------
Earnings before income taxes and
cumulative effect of accounting
change                                          66              75             155             203
Income taxes                                    27              31              63              85
                                      ------------    ------------    ------------    ------------
Earnings before cumulative effect
of accounting change                            39              44              92             118
                                      ------------    ------------    ------------    ------------
Cumulative effect of accounting
change, net of tax                               -               -             (16)            (96)
                                      ------------    ------------    ------------    ------------
Net earnings                                    39              44              76              22
                                      ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted before
  cumulative effect of accounting
  change                                      0.89            1.03            2.13            2.73

  Cumulative effect of accounting
  change                                         -               -           (0.37)          (2.22)
                                      ------------    ------------    ------------    ------------
  Basic and diluted                           0.89            1.03            1.75            0.51
                                      ============    ============    ============    ============

Dividends paid per common share                  -               -               -               -
Average common shares                   43,053,106      43,251,295      43,082,925      43,292,083
Average diluted common shares           43,054,141      43,251,295      43,082,925      43,292,083

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                            AS OF           AS OF
                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2003            2002
                                                        -------------    -----------
ASSETS
Current Assets:
Cash and cash equivalents                                  $   660         $   649
Short-term marketable securities                                64              50
Restricted cash                                                  6               -
Receivables (net of reserves - $14 and $17)                    370             284
Inventories                                                    281             270
Income taxes receivable                                         18              14
Deferred income taxes                                           56              49
Other current assets                                            60              77
                                                           -------         -------
Total current assets                                         1,515           1,393

Long-term marketable securities                                171             131
Property, plant and equipment (net of accumulated
        depreciation and depletion - $784 and $701)          1,790           1,788
Deferred income taxes                                          168             199
Other assets                                                   109             106
                                                           -------         -------
Total Assets                                                 3,753           3,617
                                                           =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                               228             170
Accrued expenses                                               204             243
Income taxes payable                                             7              25
                                                           -------         -------
Total current liabilities                                      439             438

Long-term debt                                                   2               2
Other liabilities                                              440             370
Liabilities subject to compromise                            2,252           2,272

Stockholders' Equity:
Preferred stock                                                  -               -
Common stock                                                     5               5
Treasury stock                                                (258)           (257)
Capital received in excess of par value                        414             412
Accumulated other comprehensive loss                           (24)            (32)
Retained earnings                                              483             407
                                                           -------         -------
Total stockholders' equity                                     620             535
                                                           -------         -------
Total Liabilities and Stockholders' Equity                   3,753           3,617
                                                           =======         =======


See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                ------------------
                                                                 2003        2002
                                                                ------      ------
OPERATING ACTIVITIES:
Net earnings                                                     $  76      $  22
Adjustments to reconcile net earnings to net cash:
     Cumulative effect of accounting change                         16         96
     Depreciation, depletion and amortization                       80         77
     Deferred income taxes                                          43         45
(Increase) decrease in working capital:
        Receivables                                                (86)       (52)
        Income taxes receivable                                     (4)        76
        Inventories                                                 (9)       (37)
        Payables                                                    40         59
        Accrued expenses                                           (44)        53
Increase in other assets                                           (11)        (2)
Increase (decrease) in other liabilities                            38         (5)
Decrease in asbestos receivables                                    19         22
Decrease in liabilities subject to compromise                      (20)       (35)
Other, net                                                          (2)        (2)
                                                                 -----      -----
Net cash provided by operating activities                          136        317
                                                                 -----      -----
INVESTING ACTIVITIES:
Capital expenditures                                               (61)       (64)
Purchases of marketable securities                                (197)      (177)
Sales or maturities of marketable securities                       141         25
Net proceeds from asset dispositions                                 1          2
Acquisition of businesses                                           (3)         -
                                                                 -----      -----
Net cash used for investing activities                            (119)      (214)
                                                                 -----      -----
FINANCING ACTIVITIES:
Deposit of restricted cash                                          (6)         -
                                                                 -----      -----
Net cash used for financing activities                              (6)         -
                                                                 -----      -----

Net increase in cash and cash equivalents                           11        103

Cash and cash equivalents at beginning of period                   649        493
                                                                 -----      -----
Cash and cash equivalents at end of period                         660        596
                                                                 =====      =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                        1          1
Income taxes paid, net                                              12        (41)

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

(2)      VOLUNTARY REORGANIZATION UNDER CHAPTER 11

         On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

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

         Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. The plan may include the creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent. Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Debtors expect that the plan of reorganization ultimately confirmed by the Bankruptcy Court will also address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a
         Section 524(g) trust or by other means.

         Similar plans of reorganization containing Section 524(g) trusts for asbestos personal injury and property damage claims have been confirmed in the chapter 11 cases of other companies, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). See

         Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

         Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through March 1, 2004. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. (See Note 12. Litigation, for additional information on this procedure.) The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims. See Note 12, Litigation, for additional information. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below), the outcome of the estimation proceedings regarding Debtors' liability for cancer claims, as provided in the Court's order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         In connection with the Filing, the Corporation implemented a Bankruptcy Court approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semi-annual payments that began in January 2002. Expenses associated with this plan amounted to $6 million and $5 million in the third quarter of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, these expenses amounted to $17 million and $16 million, respectively.

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

         Under the terms of the FAIR Bill as approved by the Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, are to contribute amounts to a national trust fund on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill. The amounts to be paid to the national fund are based on an allocation methodology specified in the FAIR Bill. The FAIR Bill also provides, among other things, that the national fund would terminate if the money in the national fund is not sufficient to compensate eligible claimants, in which case the claimants and defendants would return to the tort system to resolve all claims not paid by the national fund. There are many other provisions in the FAIR Bill that would affect its impact on the Corporation and its Chapter 11 Cases.

         It is not possible to determine whether the FAIR Bill will be presented for a vote or passed by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms or cost of any bill that might become law or its impact on the Corporation or the Chapter 11 Cases. The Corporation anticipates that, during the legislative process, the terms of the FAIR Bill as approved by the Judiciary Committee will change and that such changes may be material to the FAIR Bill's impact on the Corporation. It is possible that the level of funding required from defendants, including the Corporation, would increase. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill. In light of such opposition, as well as other factors, there is no assurance that any legislation will be enacted.

         Enactment of the FAIR Bill or other legislation addressing the financial contributions of USG Corporation for asbestos personal injury claims would have a material impact on the Corporation's Chapter 11 Cases. Such legislation would have a material impact on the amount of the Corporation's asbestos personal injury liability that must be addressed in Debtors' Chapter 11 Cases and may also affect the manner in which such liability may be addressed in Debtors' Chapter 11 Cases. As noted above (see Consequences of the Filing), the amount of Debtors' asbestos personal injury liability is a principal factor in determining the payment rights and other entitlements of the Corporation's pre-petition creditors and its shareholders. At this time, however, the outcome of the legislative process is extremely speculative, and there can be no assurance that national legislation will be enacted or what the terms of any such legislation might be. During this process, the Corporation anticipates that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue. See Consequences of the Filing, above, and Note 12. Litigation.

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

         The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. As of September 30, 2003, $1.5 million of previously-issued standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary.

         In June 2003, the Corporation entered a three-year, $100 million credit agreement with LaSalle Bank to be used exclusively to support the issuance of standby letters of credit. As of September 30, 2003, $4.5 million of standby letters of credit, which are cash collateralized at 103%, had been issued under this facility to replace those to be surrendered by the beneficiaries in connection with the termination of the DIP Facility.

         As of September 30, 2003, a total of $6 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

         PRE-PETITION LIABILITIES OTHER THAN ASBESTOS PERSONAL INJURY CLAIMS

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

         Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders), totaling approximately $8.7 billion were filed by the bar date. There was an additional approximately $500 million of contingent claims. The Debtors are analyzing the proofs of claim filed by the bar date. Many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. Of these to date, the court has expunged 233 claims totaling $24 million as duplicates and 115 claims totaling $15 million as amended or superceded. The court has also allowed the correction of the Debtors on 519 claims and the reclassification of 135 claims to general unsecured claims. Of the duplicate claims, approximately $5.7 billion have been withdrawn as of the date of this report. The Debtors continue to analyze and reconcile filed claims on an on-going basis.

         On June 25, 2003, the second anniversary of the filing of the Chapter 11 Cases, the time during which the Debtors could bring avoidance actions in the Chapter 11 Cases expired. Avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the Committee representing the unsecured creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. The Court also granted the Committee's request to extend the time by which the summons and complaint are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases.

         In addition, prior to the deadline for filing avoidance actions, certain of the Debtors entered into a Tolling Agreement pursuant to which the Debtors voluntarily agreed to extend the time during which actions could be brought to avoid certain intercompany transactions that occurred during the one-year period prior to the filing of the Chapter 11 Cases. The transactions as to which the Tolling Agreement applies are the creation of liens on certain assets of the Debtor subsidiaries in favor of the Parent Company in connection with intercompany loan agreements, a transfer by U.S. Gypsum to the Parent Company of a 9% interest in the equity of CGC Inc., the principal Canadian subsidiary of the Parent Company, and transfers made by the Parent Company to USG Foreign Investments, Ltd., a non-Debtor subsidiary. The Bankruptcy Court approved the Tolling Agreement in June 2003.

         The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, Debtors will make adjustments to their schedules and financials statements as appropriate. Any such adjustments could be material to the Company's consolidated financial position and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note
         12. Litigation, under Developments in the Reorganization Process.

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

         The appropriateness of using the going-concern basis for the Corporation's financial statements is dependent upon, among other things, (i) the ability of the Corporation to maintain adequate cash on hand, (ii) the ability of the Corporation to generate cash from operations, (iii) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (iv) the Corporation's ability to achieve profitability following such confirmation. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries.

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

         Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and DIP balance sheets consist of the following items (dollars in millions):

                                                      AS OF                AS OF
                                                  SEPTEMBER 30,         DECEMBER 31,
                                                      2003                 2002
                                                  ----------------------------------
Accounts payable                                     $   160              $   157
Accrued expenses                                          50                   56
Debt                                                   1,005                1,005
Asbestos reserve                                       1,061                1,061
Other long-term liabilities                               19                   36
------------------------------------------------------------------------------------
Subtotal                                               2,295                2,315
Elimination of intercompany accounts payable             (43)                 (43)
------------------------------------------------------------------------------------
Total liabilities subject to compromise                2,252                2,272
====================================================================================

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

         As of September 30, 2003, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $297 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $32 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury, above.

         As of September 30, 2003, U.S. Gypsum, USG Interiors and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $205 million, $18 million and $176 million, respectively.

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

         CHAPTER 11 REORGANIZATION EXPENSES: Chapter 11 reorganization expenses in the consolidated and DIP statements of earnings consist of the following (dollars in millions):

                                                          THREE MONTHS              NINE MONTHS
                                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       --------------------------------------------
                                                        2003        2002         2003        2002
                                                       --------------------------------------------
Legal and financial advisory fees                       $ 4         $ 5          $ 13        $ 18
Bankruptcy-related interest income                       (2)         (2)           (6)         (6)
---------------------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses                  2           3             7          12
===================================================================================================

         INTEREST EXPENSE: For the third quarter and first nine months of 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $17 and $53 million, respectively. From the Petition Date through September 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $168 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

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

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                           THREE MONTHS              NINE MONTHS
                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                      ----------------------    ----------------------
                                        2003         2002         2003         2002
                                      ---------    ---------    ---------    ---------
Net sales                             $     864    $     813    $   2,472    $   2,361
Cost of products sold                       748          684        2,151        1,982
Selling and administrative expenses          67           63          206          203
Chapter 11 reorganization expenses            2            3            7           12
Interest expense                              1            1            4            4
Interest income                               -            -           (1)          (1)
Other (income) expense, net                  (1)           -           (5)         (30)
                                      ---------    ---------    ---------    ---------
Earnings before income taxes and
cumulative effect of accounting
change                                       47           62          110          191

Income taxes                                 21           26           50           73
                                      ---------    ---------    ---------    ---------
Earnings before cumulative effect
of accounting change                         26           36           60          118

Cumulative effect of accounting
change                                        -            -          (13)         (41)
                                      ---------    ---------    ---------    ---------
Net earnings                                 26           36           47           77
                                      =========    =========    =========    =========

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                           AS OF              AS OF
                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2003               2002
                                                      ---------------    ---------------
ASSETS
Current Assets:
Cash and cash equivalents                             $           467    $           478
Short-term marketable securities                                   64                 50
Restricted cash                                                     6                  -
Receivables (net of reserves - $11 and $13)                       311                235
Inventories                                                       232                227
Income taxes receivable                                            18                 14
Deferred income taxes                                              56                 49
Other current assets                                               47                 67
                                                      ---------------    ---------------
Total current assets                                            1,201              1,120

Long-term marketable securities                                   171                131
Property, plant and equipment (net of accumulated
  depreciation and depletion - $620 and $557)                   1,555              1,572
Deferred income taxes                                             187                218
Other assets                                                      388                378
                                                      ---------------    ---------------
Total Assets                                                    3,502              3,419
                                                      ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                  192                142
Accrued expenses                                                  181                207
Income taxes payable                                                5                 20
                                                      ---------------    ---------------
Total current liabilities                                         378                369

Other liabilities                                                 421                362
Liabilities subject to compromise                               2,252              2,272
Stockholders' Equity:
Preferred stock                                                     -                  -
Common stock                                                        5                  5
Treasury stock                                                   (258)              (257)
Capital received in excess of par value                           101                 99
Accumulated other comprehensive (loss) income                      (9)                 4
Retained earnings                                                 612                565
                                                      ---------------    ---------------
Total stockholders' equity                                        451                416
                                                      ---------------    ---------------
Total Liabilities and Stockholders' Equity                      3,502              3,419
                                                      ===============    ===============

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                       ----------------------------------
                                                             2003               2002
                                                       ---------------    ---------------
OPERATING ACTIVITIES:
Net earnings                                           $            47    $            77
Adjustments to reconcile net earnings to net cash:
    Cumulative effect of accounting change                          13                 41
    Depreciation, depletion and amortization                        66                 63
    Deferred income taxes                                           40                 46
(Increase) decrease in working capital:
      Receivables                                                  (76)               (39)
      Income taxes receivable                                       (4)                77
      Inventories                                                   (4)               (32)
      Payables                                                      35                 55
      Accrued expenses                                             (32)                47
Decrease in pre-petition intercompany receivable                     -                  -
Increase in post-petition intercompany receivable                   (8)               (44)
(Increase) decrease in other assets                                 (5)                24
Increase (decrease) in other liabilities                            34                 (7)
Decrease in asbestos receivables                                    19                 22
Decrease in liabilities subject to compromise                      (20)               (35)
Other, net                                                          (7)                (7)
                                                       ---------------    ---------------
Net cash provided by operating activities                           98                288
                                                       ---------------    ---------------
INVESTING ACTIVITIES:
Capital expenditures                                               (45)               (50)
Purchases of marketable securities                                (197)              (177)
Sale or maturities of marketable securities                        141                 25
Net proceeds from asset dispositions                                 1                  1
Acquisition of businesses                                           (3)                 -
                                                       ---------------    ---------------
Net cash used for investing activities                            (103)              (201)
                                                       ---------------    ---------------
FINANCING ACTIVITIES:
Deposit of restricted cash                                          (6)                 -
                                                       ---------------    ---------------
Net cash used for financing activities                              (6)                 -
                                                       ---------------    ---------------
Net (decrease) increase in cash and cash equivalents               (11)                87
Cash and cash equivalents at beginning of period                   478                346
                                                       ---------------    ---------------
Cash and cash equivalents at end of period                         467                433
                                                       ===============    ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                        1                  1
Income taxes paid (refunded), net                                   (1)               (50)

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

         A total of 53 employees were terminated completing the workforce reduction. The Aubange plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million writedown of equipment in 2002 and payments totaling $7 million in the first nine months of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations. An additional $1 million writedown related to the Aubange plant was recorded in the third quarter of 2003.

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

         The following table details the reserves and activity for the 2002 downsizing and 2001 restructuring plan (dollars in millions):

                                                       PROVISIONS FOR      WRITEDOWN OF                  RESERVE
                                                        DOWNSIZING/       ASSETS TO NET        CASH      BALANCE
                                                       RESTRUCTURING     REALIZABLE VALUE    PAYMENTS    9/30/03
----------------------------------------------------------------------------------------------------------------
2002 Downsizing:
Severance (salaried and hourly)                             $ 6                $ -             $ (6)       $ -
Equipment write-off                                           3                 (3)               -          -
Other reserves                                                2                  -               (1)         1
----------------------------------------------------------------------------------------------------------------
Subtotal                                                     11                 (3)              (7)         1
----------------------------------------------------------------------------------------------------------------
2001 Restructuring:
Severance (primarily hourly)                                  8                  -               (8)         -
Property, plant and equipment write-off                       2                 (2)               -          -
Line shutdown/removal and contract cancellations              2                  -               (2)         -
----------------------------------------------------------------------------------------------------------------
Subtotal                                                     12                 (2)             (10)         -
----------------------------------------------------------------------------------------------------------------
Total                                                        23                 (5)             (17)         1
================================================================================================================

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

                                      NET          SHARES    PER SHARE
THREE MONTHS ENDED SEPTEMBER 30,   EARNINGS         (000)     AMOUNT
----------------------------------------------------------------------
2003:
Basic earnings                     $      39       43,053    $    0.89
Dilutive effect of stock options                        1
----------------------------------------------------------------------
Diluted earnings                          39       43,054         0.89
======================================================================
2002:
Basic earnings                            44       43,251         1.03
Dilutive effect of stock options                        -
----------------------------------------------------------------------
Diluted earnings                          44       43,251         1.03
======================================================================

                                      NET          SHARES    PER SHARE
NINE MONTHS ENDED SEPTEMBER 30,    EARNINGS         (000)     AMOUNT
----------------------------------------------------------------------
2003:
Basic earnings                     $      76       43,083    $    1.75
Dilutive effect of stock options                        -
----------------------------------------------------------------------
Diluted earnings                          76       43,083         1.75
======================================================================
2002:
Basic earnings                            22       43,292         0.51
Dilutive effect of stock options                        -
----------------------------------------------------------------------
Diluted earnings                          22       43,292         0.51
======================================================================

(5)      MARKETABLE SECURITIES

         As of September 30, 2003, the Corporation's investments in marketable securities consisted of the following:

                                                      FAIR
                                        AMORTIZED    MARKET
                                          COST        VALUE
                                        ---------------------
Asset-backed securities                 $     107   $     107
U.S. government and agency securities          73          74
Municipal securities                           30          30
Time deposits                                   -           -
Corporate securities                           24          24
-------------------------------------------------------------
Total marketable securities                   234         235
=============================================================

         Contractual maturities of marketable securities as of September 30, 2003, were as follows (dollars in millions):

                                            FAIR
                              AMORTIZED    MARKET
                                COST        VALUE
                              ---------------------
Due in 1 year or less         $      60   $      60
Due in 1-5 years                     39          40
Due in 5-10 years                     4           4
Due after 10 years                   24          24
---------------------------------------------------
                                    127         128
---------------------------------------------------
Asset-backed securities             107         107
---------------------------------------------------
Total marketable securities         234         235
===================================================

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

(8)      DERIVATIVE INSTRUMENTS

         The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of sales. The amount of ineffectiveness was not material to the financial statements.

         COMMODITY DERIVATIVE INSTRUMENTS: The Corporation uses swap contracts from time to time to hedge anticipated purchases of natural gas, wastepaper and fuel to be used in its manufacturing and shipping operations. The current contracts, all of which mature by December 31, 2005, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. As of September 30, 2003, the fair value of these swap contracts, which remained in accumulated other comprehensive income
         (loss), was $(3) million ($(2) million after-tax).

         FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases in foreign currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of September 30, 2003, the Corporation had foreign currency contracts in place which mature on the anticipated date of the underlying transaction, and all contracts mature by December 31, 2003. The notional amounts of foreign currency contracts as of September 30, 2003, was $1 million. The fair value of these contracts as of September 30, 2003, was immaterial.

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

(9)      COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are summarized in the following table (dollars in millions):

                                            THREE MONTHS          NINE MONTHS
                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                         -----------------------------------------
                                          2003      2002        2003       2002
                                         -----------------------------------------
Net earnings                             $   39    $   44      $   76    $   22
----------------------------------------------------------------------------------

Pretax gain (loss) on derivatives           (21)        -         (23)        5
Income tax benefit (expense)                  8         -           9        (2)
----------------------------------------------------------------------------------
Gain (loss) on derivatives, net of tax      (13)        -         (14)        3
----------------------------------------------------------------------------------
Deferred currency translation                (2)       (7)         22         5
----------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
  securities, net of tax                      -         -           -         -
----------------------------------------------------------------------------------
Total comprehensive income                   24        37          84        30
==================================================================================

         The losses on derivatives shown above for the third quarter and first nine months of 2003 primarily reflect changes in market value of the Corporation's derivative portfolio. There was no tax impact on deferred foreign currency translation adjustments. The components of accumulated other comprehensive income (loss) included on the consolidated balance sheet are summarized in the following table (dollars in millions):

                                                                 AS OF           AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                 2003            2002
                                                              ---------------------------
Gain on derivatives, net of tax                               $          4    $         18
Deferred currency translation                                          (17)            (39)
Minimum pension liability, net of tax                                  (11)            (11)
Unrealized gain (loss) on marketable securities, net of tax              -               -
------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                    (24)            (32)
==========================================================================================

         During the third quarter of 2003, $5 million of accumulated net after-tax gains ($8 million pretax) on derivatives was reclassified from accumulated other comprehensive income (loss) to earnings. As of September 30, 2003, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive income (loss) into earnings is $2 million.

(10)     STOCK-BASED COMPENSATION

         The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," net earnings and net earnings per common share would have changed to the following pro forma amounts:

                                              THREE MONTHS           NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                             2003       2002       2003      2002
                                         --------------------------------------------
NET EARNINGS:
Net Earnings: As reported                   $  39      $  44      $  76     $  22
Deduct: Fair value method of stock
    -based employee compensation
    expense, net of tax                         -         (1)         -        (2)
---------------------------------------------------------------------------------
Pro forma net earnings                         39         43         76        20
=================================================================================
BASIC AND DILUTED EARNINGS PER SHARE:
As reported                                  0.89       1.03       1.75      0.51
Pro forma                                    0.89       1.01       1.75      0.47
=================================================================================

         Subsequent to the Filing, no stock option grants have been issued. The deduction of $2 million shown above to the first nine months of 2002 net earnings reflects the vesting of options granted prior to the Filing.

         As of September 30, 2003, common shares totaling 2,600,375 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,263,620 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                              THREE MONTHS                  NINE MONTHS
                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                       --------------------------------------------------------
                                           2003          2002           2003            2002
                                       ---------        ------        --------        --------
NET SALES:
North American Gypsum                     $ 600         $ 552         $ 1,708         $ 1,628
Worldwide Ceilings                          157           162             458             468
Building Products Distribution              341           317             961             898
Eliminations                               (135)         (128)           (388)           (377)
---------------------------------------------------------------------------------------------
Total USG Corporation                       963           903           2,739           2,617
=============================================================================================
OPERATING PROFIT (LOSS):
North American Gypsum                        60            63             145             202
Worldwide Ceilings                           12            15              29              31
Building Products Distribution               17            18              41              38
Corporate                                   (20)          (17)            (56)            (54)
Chapter 11 reorganization expenses           (2)           (3)             (7)            (12)
Eliminations                                  -            (1)              -              (2)
---------------------------------------------------------------------------------------------
Total USG Corporation                        67            75             152             203
=============================================================================================

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

         Debtors anticipate that U.S. Gypsum's liability for asbestos personal injury and property damage claims will be addressed in a plan of reorganization developed and approved in the bankruptcy proceeding. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to March 1, 2004. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases.

         The plan of reorganization ultimately approved by the Bankruptcy Court may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. Debtors also expect that the plan of reorganization will address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means. If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part.

         Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in

         Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims.

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

         In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. See

         Developments in the Reorganization Proceeding, below. The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see
         Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims), the outcome of the estimation proceeding regarding Debtors' liability for cancer claims likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

         DEVELOPMENTS IN THE REORGANIZATION PROCEEDING: During the fourth quarter of 2001, the Corporation's bankruptcy proceeding, along with four other asbestos-related bankruptcy proceedings pending in the federal courts in the District of Delaware, were assigned to the Honorable Alfred M. Wolin of the United States District Court for the District of New Jersey. Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims and that other bankruptcy claims and issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will remain assigned to a bankruptcy court judge sitting in the United States Bankruptcy Court for the District of Delaware.

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

         The Official Committee of Asbestos Personal Injury Claimants opposed the substantive estimation hearings proposed by Debtors. The committee contends that U.S. Gypsum's liability for present and future asbestos personal injury claims should be based on extrapolation from U.S. Gypsum's settlement history of such claims and not on litigating liability issues in the bankruptcy proceeding. The committee contends that the Court does not have the power to exclude claimants who do not have objective evidence of asbestos-related disease if such claimants are compensated in the tort system outside of bankruptcy.

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

         In response to the Debtors' motion seeking substantive estimation of Debtors' asbestos personal injury liability, Judge Wolin issued a Memorandum Opinion and Order (the "Order") on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. The Order states that a bar date will be established for filing claims by all persons who wish to assert an asbestos personal injury claim alleging cancer against Debtors. The bar date will not apply to non-malignant claims, which the Order states will not be addressed at this time.

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

         Pursuant to the directions of the Court, the parties have submitted proposed proof of claim forms for the cancer bar date proceedings, and a plan for providing notice of the bar date. At the request of the Official Committee of Asbestos Personal Injury Claimants, the court has indicated that it likely will limit the bar date to cancer claimants who filed a lawsuit against Debtors before the Petition Date, but the Court has not yet issued any order to that effect and has not yet set a bar date for cancer claims or a date for any hearing on estimation of Debtors' liability for these claims.

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

         The Debtors have undertaken an ongoing analysis of the asbestos-related property damage claims received as of the claims bar date. Approximately 1,400 asbestos property damage claims were filed, representing more than

         2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors, and therefore, likely overstates the claimed damages. Approximately 900 claims do not specify a damage amount. Many of the filed claims do not provide any evidence that Debtors' products were ever installed in any of the buildings at issue, and some of the claims are duplicates of other claims. Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that Debtors' products were ever installed in the buildings at issue, the claims are barred by the applicable statutes of limitation, and the claims lack evidence that the claimants have any damages. Debtors intend to address many of these claims through an objection and disallowance process in the bankruptcy court. Because of the preliminary nature of this process, Debtors' cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

         The following is a summary of the Property Damage and Personal Injury Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

         PROPERTY DAMAGE CASES: As of the Petition Date, U.S. Gypsum was a defendant in 11 Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues. (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). On June 15, 2001, a Property Damage Case was filed by The County of Orange, Texas, in the district court of Orange County, Texas, naming as defendants U.S. Gypsum and other manufacturers of asbestos-containing materials. This was the first Property Damage case filed against U.S. Gypsum since June 1998. The Orange County case is a putative class action brought by The County of Orange on behalf of an alleged class comprising the State of Texas, its public colleges and universities, and all political subdivisions of the State of Texas. As to U.S. Gypsum, the putative class also includes all private and/or non-public colleges, universities, junior colleges, community colleges, and elementary and secondary schools in the State of Texas. The Orange County action seeks recovery of the costs of removing and replacing asbestos-containing materials in buildings at issue as well as punitive damages. The complaint does not specify how many buildings are at issue. As a result of the Filing, all Property Damage Cases, including the Central Wesleyan and Orange County cases, are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed below. See Estimated Cost, below.

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

         INSURANCE COVERAGE: As of September 30, 2003, U.S. Gypsum has a $12 million receivable relating to insurance remaining to cover asbestos-related costs. The insurance receivable is scheduled to be collected at various times through the next six months and is included in other current assets on the consolidated balance sheet.

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

         During 2001 up to the Filing, U.S. Gypsum's cash payments for asbestos claims and related legal fees totaled approximately $124 million, reducing its reserve for asbestos claims to $1,061 million as of June 30, 2001. The reserve remained at $1,061 million as of September 30, 2003. The above amounts are stated before tax benefit and are not discounted to present value.

         As a result of the Filing and activities relating to potential national legislation addressing asbestos personal injury claims, it is the Corporation's view that there is even greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; the number of asbestos-related claims that will be filed in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how claims for punitive damages and claims by persons with no objective evidence of asbestos-related disease will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. See
         Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

         As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing.

         However, it is possible that the cost of resolving asbestos claims in the Chapter 11 Cases will be greater than that set forth in the high end of the range estimated in 2000. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe that the liabilities for pending and future asbestos claims exceed the value of Debtors' assets, and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000. As the Chapter 11 Cases proceed, and the court addresses the issues relating to estimation of Debtors' asbestos liabilities, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable asbestos liability may be determined. If such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is also possible that, in such a case, the Debtors' asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations, and cash flows in the period recorded.

         BOND TO SECURE CERTAIN CCR OBLIGATIONS: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of Personal Injury Cases and other obligations owed by U.S. Gypsum to the Center. The bond is secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by Chase Manhattan Bank ("Chase") to Safeco. After the Filing, by letter dated November 16, 2001, the Center made a demand to Safeco for payment of $15.7 million under the bond, and, by letter dated December 28, 2001, the Center made a demand to Safeco for payment of approximately $127 million under the bond. The amounts for which the Center made demand were for the payment of, among other things, settlements of Personal Injury Cases that were entered into pre-petition. The total amount demanded by the Center under the bond, approximately $143 million, exceeds the original penal sum of the bond, which is $60.3 million. Safeco has not made any payment under the bond.

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

         On March 28, 2003, in response to the cross-motions for summary judgment, Judge Wolin issued an order and memorandum opinion which granted in part and denied in part the CCR's motion for summary judgment. Although the court ruled that Safeco is not required to remit any surety bond proceeds to the CCR at this time, the court stated that certain settlements that were completed before U.S. Gypsum's Petition Date likely are covered by the surety bond but that the bond does not cover settlement payments that were not yet completed as of the Petition Date. The court did not rule on whether the bond covers other disputed obligations and reserved these issues to a subsequent phase of the litigation. As a result of the court's decision, it is likely that, absent a settlement of this matter, some portion of the bond may be drawn but that the amount drawn may be substantially less than the full amount of the bond. To the extent that Safeco were to pay all or any portion of the bond, it is likely that Safeco would draw down the Chase letter of credit to cover the bond payment and Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.

         CONCLUSION: There are many uncertainties associated with the resolution of asbestos liability in the bankruptcy proceeding. These uncertainties include, among others, the number of asbestos-related claims that will be filed against the Debtors in the proceeding; the number of future claims that will be estimated in connection with preparing a plan of reorganization; how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization, and whether those settlements will be set aside; how claims for punitive damages and claims by persons with no asbestos-related physical impairment will be treated and whether such claims will be allowed; the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; the results of the estimation proceeding regarding asbestos personal injury claims alleging cancer; the treatment of asbestos property damage claims in the bankruptcy proceeding; and the impact any relevant potential federal legislation may have on the proceeding. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. The Corporation has not revised its previously recorded reserve for asbestos liability. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress. When a reasonable estimate can be made of the Debtors' probable liability for asbestos claims, if such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is possible that the Corporation's asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations and cash flows in the period recorded.

         ENVIRONMENTAL LITIGATION

         The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Debtors have been given permission by the Bankruptcy Court to satisfy environmental obligations up to $12 million. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the parent company (the "Parent Company") of the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

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

Because of the Filing and activities relating to potential national legislation addressing asbestos personal injury claims, there is greater uncertainty concerning the liability associated with asbestos cases. As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. However, it is possible that the cost of resolving asbestos claims in the Chapter 11 Cases will be greater than that set forth in the high end of the range estimated in 2000. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe that the liabilities for pending and future asbestos claims exceed the value of Debtors' assets, and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000. As the Chapter 11 Cases proceed, and the court addresses the issues relating to estimation of Debtors' asbestos liabilities, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable asbestos liability may be determined. If such estimate differs from the existing reserve, the reserve will be adjusted to reflect the estimate, and it is possible that a charge to results of operations will be necessary at that time. It is also possible that, in such a case, the Debtors' asbestos liability may vary significantly from the recorded estimate of liability and that this difference could be material to the Corporation's financial position, results of operations, and cash flows in the period recorded.

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

Debtors intend to address all pending and future asbestos personal injury claims as well as all other pre-petition claims in a plan or plans of reorganization confirmed by the Bankruptcy Court. The plan may include the creation of one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by Debtors to allow payment of present and future asbestos personal injury claims and demands. If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part. Section 524(g) contains specific requirements for issuance of such a permanent injunction, including the requirement that the trust must own, or have the right to own upon the occurrence of contingencies specified in the plan of reorganization, a majority of the voting shares of the debtor or its parent.
Section 524(g) also requires that the plan be approved by 75% of the voting asbestos claimants whose claims are addressed by the trust. Debtors also expect that the plan of reorganization will also address Debtors' liability for asbestos property damage claims, whether by including those liabilities in a
Section 524(g) trust or by other means.

Similar plans of reorganization containing Section 524(g) trusts for asbestos personal injury and property damage claims have been confirmed in the chapter 11 cases of other companies, but there is no guarantee that the Bankruptcy Court in Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against Debtors, and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the manner in which asbestos personal injury claims are to be addressed in Debtors' Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

Pursuant to the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, unless extended. The Bankruptcy Court has granted requests by the Debtors to extend the period of exclusivity, which currently runs through March 1, 2004. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases. If the Debtors fail to file a plan of reorganization during such extension period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

In response to the Debtors' motion requesting an estimation of asbestos personal injury liabilities, the court issued an order and memorandum opinion on February 19, 2003, setting forth a procedure for estimating Debtors' liability for asbestos personal injury claims alleging cancer. See Part I, Item 1. Note 12. Litigation, for additional information on this procedure. The court has not set a timetable for this process. Thus, Debtors do not know when estimation of Debtors' liability for these cancer claims will occur, what the outcome of that proceeding will be, what impact that proceeding will have on estimating Debtors' liability for asbestos personal injury claims alleging other diseases, and whether the estimation proceeding will lead to a negotiated resolution of Debtors' asbestos personal injury liabilities. Debtors also cannot predict at this time the estimated cost of resolving asbestos property damage claims. See
Part I, Item 1. Note 12. Litigation, for additional information. If the amount of the Debtors' asbestos liabilities cannot be resolved through negotiation or is not addressed by legislation (see Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below), the outcome of the estimation proceedings regarding Debtors' liability for cancer claims, as provided in the Court's order, likely will be a significant component of determining Debtors' asbestos personal injury liability, Debtors' solvency, and the recovery of Debtors' pre-petition creditors and equity security holders under any plan or plans of reorganization.

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

Under the terms of the FAIR Bill as approved by the Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, are to contribute amounts to a national trust fund on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill. The amounts to be paid to the national fund are based on an allocation methodology specified in the FAIR Bill. The FAIR Bill also provides, among other things, that the national fund would terminate if the money in the national fund is not sufficient to compensate eligible claimants, in which case the claimants and defendants would return to the tort system on a retroactive basis. There are many other provisions in the

FAIR Bill that would affect its impact on the Corporation and its Chapter 11 Cases.

It is not possible to determine whether the FAIR Bill will be presented for a vote or passed by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms or cost of any bill that might become law or its impact on the Corporation or the Chapter 11 Cases. The Corporation anticipates that, during the legislative process, the terms of the FAIR Bill as approved by the Judiciary Committee will change and that such changes may be material to the FAIR Bill's impact on the Corporation. It is possible that the level of funding required from defendants, including the Corporation, would increase. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill. In light of such opposition, as well as other factors, there is no assurance that any legislation will be enacted.

Enactment of the FAIR Bill or other legislation addressing the financial contributions of USG Corporation for asbestos personal injury claims would have a material impact on the Corporation's Chapter 11 Cases. Such legislation would have a material impact on the amount of the Corporation's asbestos personal injury liability that must be addressed in Debtors' Chapter 11 Cases. Such legislation may also affect the manner in which such liability may be addressed in Debtors' Chapter 11 Cases. As noted above (see Consequences of the Filing), the amount of Debtors' asbestos personal injury liability is a principal factor in determining the payment rights and other entitlements of the Corporation's pre-petition creditors and its shareholders. At this time, however, the outcome of the legislative process is extremely speculative, and there can be no assurance that national legislation will be enacted or what the terms of any such legislation might be. During this process, the Corporation anticipates that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue. See Consequences of the Filing, above, and Part I, Item 1. Note 12. Litigation.

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

CONSOLIDATED RESULTS

NET SALES

Net sales in the third quarter of 2003 were $963 million, up 7% from $903 million in the third quarter of 2002. For the first nine months of 2003, net sales totaled $2,739 million, up 5% from $2,617 million in the comparable 2002 period. North American Gypsum and Building Products Distribution reported increased net sales in the third quarter and first nine months of 2003, while net sales for Worldwide Ceilings were down slightly for each period.

COST OF PRODUCTS SOLD

Cost of products sold in the third quarter and first nine months of 2003 were up 9% and 8%, respectively, versus the respective 2002 periods. Key factors for these increases were rising costs related to energy, raw materials and employee benefits.

SELLING AND ADMINISTRATIVE EXPENSES

For the third quarter, selling and administrative expenses amounted to $78 million (8.1% of net sales), compared with $76 million (8.4% of net sales) in 2002. For the first nine months, these expenses were $239 million (8.7% of net sales), versus $238 million (9.1% of net sales) a year ago. The increases in expense dollars in 2003 were largely attributable to employee benefit expense.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consist of the following (dollars in millions):

                                                  THREE MONTHS          NINE MONTHS
                                               ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                            -------------------------------------------
                                                 2003       2002       2003       2002
                                            -------------------------------------------
Legal and financial advisory fees                $  4       $  5       $ 13       $ 18
Bankruptcy-related interest income                 (2)        (2)        (6)        (6)
--------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses            2          3          7         12
======================================================================================

OPERATING PROFIT

Operating profit declined 11% to $67 million in the third quarter of 2003 and was down 25% to $152 million for first nine months of 2003 versus the respective 2002 periods primarily due to the increased levels of cost of products sold.

INTEREST EXPENSE

Interest expense of $2 million and $5 million was incurred in the third quarter and first nine months of 2003, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. For the third quarter and first nine months of 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $17 million and $53 million, respectively. From the Petition Date through September 30, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $168 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy related interest income was $1 million in the third quarter and $3 million in the first nine months of 2003.

INCOME TAXES

Income taxes amounted to $27 million and $63 million in the third quarter and first nine months of 2003, respectively, compared with $31 million and $85 million in the corresponding 2002 periods. The effective tax rates were 40.8% and 41.7% for the first nine months of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to the benefit of a tax rate change applicable to one of the Corporation's foreign subsidiaries.

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

NET EARNINGS

Net earnings of $39 million, or $0.89 per share, were reported for the third quarter of 2003 compared with $44 million, or $1.03 per share, for the third quarter of 2002. For the first nine months of 2003, net earnings totaled $76 million, or $1.75 per share, compared with $22 million, or $0.51 per share, for the first nine months of 2002.

CORE BUSINESS RESULTS
(dollars in millions)

                                                      THREE MONTHS                    NINE MONTHS
                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                --------------------------------------------------------
                                                  2003            2002            2003            2002
                                                --------------------------------------------------------
NET SALES:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                             $    540        $    502        $  1,548        $  1,488
CGC Inc. (gypsum)                                     69              56             188             162
Other subsidiaries*                                   39              36             102             100
Eliminations                                         (48)            (42)           (130)           (122)
--------------------------------------------------------------------------------------------------------
Total                                                600             552           1,708           1,628
--------------------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                                  113             120             337             348
USG International                                     45              46             127             132
CGC Inc. (ceilings)                                   11               9              33              30
Eliminations                                         (12)            (13)            (39)            (42)
--------------------------------------------------------------------------------------------------------
Total                                                157             162             458             468
--------------------------------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                               341             317             961             898
--------------------------------------------------------------------------------------------------------
Eliminations                                        (135)           (128)           (388)           (377)
--------------------------------------------------------------------------------------------------------
Total USG Corporation                                963             903           2,739           2,617
========================================================================================================

OPERATING PROFIT (LOSS):

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                                   43              50             109             164
CGC Inc. (gypsum)                                     11               7              23              20
Other subsidiaries*                                    6               6              13              18
--------------------------------------------------------------------------------------------------------
Total                                                 60              63             145             202
--------------------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                                   10              13              23              31
USG International                                      -               1               2              (4)
CGC Inc. (ceilings)                                    2               1               4               4
--------------------------------------------------------------------------------------------------------
Total                                                 12              15              29              31
--------------------------------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                                17              18              41              38
--------------------------------------------------------------------------------------------------------
Corporate                                            (20)            (17)            (56)            (54)
Chapter 11 reorganization expenses                    (2)             (3)             (7)            (12)
Eliminations                                           -              (1)              -              (2)
--------------------------------------------------------------------------------------------------------
Total USG Corporation                                 67              75             152             203
========================================================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $600 million increased 9% from the third quarter of 2002, while operating profit of $60 million was down 5%. First nine months net sales of $1,708 million reflect an increase of 5% from a year ago, while operating profit of $145 million fell 28%.

For the third quarter of 2003, U.S. Gypsum reported a $38 million, or 8%, increase in net sales compared with the third quarter of 2002. This increase primarily reflected record shipments of SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board. Slightly higher selling prices for SHEETROCK(R) brand gypsum wallboard also contributed to the higher level of sales. However, operating profit for U.S. Gypsum declined $7 million, or 14%, largely due to a lower profit margin on gypsum wallboard.

U.S. Gypsum sold 2.7 billion square feet of SHEETROCK(R) brand gypsum wallboard during the third quarter of 2003, a 4% increase from 2.6 billion square feet sold in the third quarter of 2002. U.S. Gypsum's wallboard plants operated at 94% of capacity in the third quarter of 2003 and the third quarter of 2002. Industry shipments of gypsum wallboard were up approximately 9% from the third quarter of 2002.

U.S. Gypsum's nationwide average realized price for gypsum wallboard was $101.83 per thousand square feet in the third quarter of 2003 compared with $101.03 in the third quarter of 2002 and $100.47 in the second quarter of 2003.

U.S. Gypsum's manufacturing costs for gypsum wallboard continue to be up in 2003 primarily due to increased energy and employee benefit costs. Market prices for natural gas, a major source of energy for the company, were up over 50% versus the prior-year period. However, improved production efficiencies at the company's gypsum wallboard plants and hedging activities offset a portion of the cost increase. Higher energy, raw material and employee benefit costs also had an adverse affect on profit margins for U.S. Gypsum's complementary products.

The gypsum business of Canada-based CGC Inc. reported third quarter increases in net sales and operating profit of 23% and 57%, respectively, as compared to the third quarter of 2002. These results were primarily attributable to increased shipments of SHEETROCK(R) brand gypsum wallboard products and a stronger Canadian dollar.

WORLDWIDE CEILINGS

Third quarter 2003 net sales of $157 million fell 3%, while operating profit declined to $12 million from $15 million for the third quarter of 2002. For the first nine months of 2003, net sales of $458 million and operating profit of $29 million were down 2% and 6%, respectively, compared to 2002.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported third quarter declines in net sales and operating profit. Net sales were down primarily due to continued lower levels of demand for commercial ceiling products. The decline in profitability was primarily due to lower shipments of ceiling grid and tile and increases in the cost of steel, energy and employee benefits. Profit margins for USG Interiors remain under pressure due to these cost increases, which more than offset the benefit of improved pricing for most of the company's ceiling product lines.

Modest third quarter declines in net sales and operating profit were also reported for USG International. Net sales were down $1 million versus the third quarter of 2002, while operating profit was breakeven for the 2003 period compared with $1 million for the third quarter of 2002. Third quarter 2003 breakeven results included a $1 million writedown related to the Aubange, Belgium, ceiling tile plant. Through the first nine months of 2003, profitability for USG International has improved versus 2002 following the shutdown of the Aubange plant and other downsizing activities in the fourth quarter of 2002.

The ceilings business of CGC Inc. reported a $2 million increase in net sales and a $1 million increase in operating profit for the third quarter of 2003.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation, the leading specialty building products distribution business in the United States, reported third quarter net sales of $341 million, an increase of 8% versus the third quarter of 2002. This increase reflected record shipments of gypsum wallboard and complementary building products, primarily drywall metal, joint treatment and roofing. Shipments of L&W Supply's gypsum wallboard were up 9% versus the third quarter of 2002. However, operating profit of $17 million for the company declined 6% mainly due to higher product and employee benefit costs.

For the first nine months of 2003, net sales of $961 million and operating profit of $41 million increased 7% and 8%, respectively, versus the first nine months of 2002.

As of September 30, 2003, L&W Supply operated 185 locations in the United States distributing a variety of gypsum, ceilings and related building materials.

MARKET CONDITIONS AND OUTLOOK

The outlook for the Corporation's markets for the remainder of the year is mixed. Industry demand for gypsum wallboard is expected to remain strong due to continued high demand for new homes and favorable levels of activity in the residential remodeling market. Despite the strong level of demand, the gypsum wallboard industry continues to experience a large amount of excess capacity. Margin pressures are expected to continue while industry utilization rates are expected to remain in the mid-80% range. Nonresidential construction, the principal market for the Corporation's ceiling products and a major market for its distribution business, is expected to remain weak. In addition, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for energy and raw materials and increased employee benefit costs. In this environment, the Corporation continues to focus its management attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as selectively investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital (current assets less current liabilities) as of September 30, 2003, amounted to $1,076 million, and the ratio of current assets to current liabilities was 3.45-to-1. As of December 31, 2002, working capital amounted to $955 million, and the ratio of current assets to current liabilities was 3.18-to-1.

Cash, cash equivalents, restricted cash and marketable securities as of September 30, 2003, amounted to $901 million, compared with $830 million as of December 31, 2002. During the first nine months of 2003, net cash flows provided by operating activities totaled $136 million. Net cash flows used for investing activities totaled $119 million and consisted of $56 million for the purchases of marketable securities, net of sales or maturities, $61 million for capital expenditures and $3 million for the acquisition of a business, offset slightly by proceeds of $1 million from asset sales.

During the first nine months of 2003, the Corporation increased its investments in marketable securities to $235 million as of September 30, 2003 ($171 million in long-term marketable securities and $64 million in short-term marketable securities). The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Receivables increased to $370 million as of September 30, 2003, from $284 million as of December 31, 2002, largely reflecting a 23% increase in net sales for the month of September 2003 as compared with December 2002. Inventories and payables also were up from December 31, 2002, primarily due to the increased level of business. Inventories increased to $281 million from $270 million, and accounts payable increased to $228 million from $170 million. Accrued expenses declined to $204 million from $243 million as of December 31, 2002, primarily due to payments associated with accrued employee benefits and compensation.

DEBT

As of September 30, 2003, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2002 levels and do not include any accruals for post-petition contractual interest expense. See Part I, Item 1. Note 2. Voluntary Reorganization Under Chapter 11 - Interest Expense.

AVAILABLE LIQUIDITY

As of September 30, 2003, the Corporation had on a consolidated basis $901 million of cash (including $6 million of restricted cash as explained below) and marketable securities, of which $193 million was held by non-Debtor subsidiaries.

In January 2003, the Corporation reduced the size of the DIP Facility to $100 million and subsequently terminated the DIP Facility in June 2003. These actions were taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility.

The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. As of September 30, 2003, $1.5 million of previously-issued standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary.

In June 2003, the Corporation entered a three-year, $100 million credit agreement with LaSalle Bank to be used exclusively to support the issuance of standby letters of credit. As of September 30, 2003, $4.5 million of standby letters of credit, which are cash collateralized at 103%, had been issued under this facility to replace those to be surrendered by the beneficiaries in connection with the termination of the DIP Facility.

As of September 30, 2003, a total of $6 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

CAPITAL EXPENDITURES

Capital spending amounted to $61 million in the first nine months of 2003 compared with $64 million in the corresponding 2002 period. As of September 30, 2003, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $115 million, compared with $56 million as of December 31, 2002. During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to maintain a program of capital spending aimed at maintaining and enhancing its businesses.

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

A total of 53 employees were terminated completing the workforce reduction. The Aubange plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million writedown of equipment in 2002 and payments totaling $7 million in the first nine months of 2003. All payments associated with the 2002 downsizing plan are being funded with cash from operations. An additional $1 million writedown related to the Aubange plant was recorded in the third quarter of 2003.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2002 Annual Report on Form 10-K, which was filed on February 27, 2003, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2003. Effective in 2003, critical accounting policies also include the following:

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

     There was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of September 30, 2003 and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 2003 and 2002 and of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 27, 2003

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

     (b)  Reports on Form 8-K:

          On July 29, 2003, USG Corporation filed with the SEC a Form 8-K for the purpose of disclosing, under "Item 12. Results of Operations and Financial Condition", its press release containing earnings information for its second quarter of 2003.

          On September 15, 2003, USG Corporation filed with the SEC a Form 8-K for the purpose of disclosing, under "Item 5. Other Events," that its corporate governance documents adopted in response to proposed New York Stock Exchange Rules and the Sarbanes-Oxley Act of 2002 could be found on its website www.usg.com.

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

                                       USG CORPORATION

                                       By /s/ William C. Foote
                                          -----------------------------------

                                          William C. Foote,
                                          Chairman, Chief Executive Officer
                                          and President

                                       By  /s/ Richard H. Fleming
                                          -----------------------------------

                                          Richard H. Fleming,
                                          Executive Vice President and
                                          Chief Financial Officer

                                       By /s/ D. Rick Lowes
                                          -----------------------------------

                                          D. Rick Lowes,
                                          Vice President and Controller

November 3, 2003