Form 10-K
period 2003-12-31
USG CORP
filed 2004-02-24
CIK 757011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                          ----------------------------

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of USG Corporation common stock held by non-affiliates based upon the New York Stock Exchange closing prices was approximately $810,409,527.

     As of January 30, 2004, 43,028,040 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of USG Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 12, 2004, are incorporated by reference into Part III of this Form 10-K Report where indicated.

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I
Item   1.   Business...........................................................................................     3
Item   2.   Properties.........................................................................................     7
Item   3.   Legal Proceedings..................................................................................     9
Item   4.   Submission of Matters to a Vote of Security Holders................................................     9

PART II
Item   5.   Market for the Registrant's Common Stock and Related Stockholder Matters...........................     9
Item   6.   Selected Financial Data............................................................................     9
Item   7.   Management's Discussion and Analysis of Results of Operations and Financial Condition..............    10
Item   7a.  Quantitative and Qualitative Disclosures About Market Risks........................................    24
Item   8.   Financial Statements and Supplementary Data........................................................    25
Item   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............    67
Item   9a.  Controls and Procedures............................................................................    67

PART III
Item  10.   Directors and Executive Officers of the Registrant.................................................    67
Item  11.   Executive Compensation.............................................................................    69
Item  12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....    69
Item  13.   Certain Relationships and Related Transactions.....................................................    70
Item  14.   Principal Accounting Fees and Services.............................................................    70

PART IV
Item  15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    70

Signatures.....................................................................................................    75

                                     PART I

ITEM 1. BUSINESS

GENERAL

United States Gypsum Company ("U.S. Gypsum") was incorporated in 1901. USG Corporation (the "Corporation") was incorporated in Delaware on October 22, 1984. By a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of the Corporation, and the stockholders of U.S. Gypsum became the stockholders of the Corporation, all effective January 1, 1985.

     Through its subsidiaries, the Corporation is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes.

     On June 25, 2001, the Corporation and 10 of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases of the Debtors have been consolidated for purposes of joint administration as In re: USG Corporation et al. (Case No. 01-2094). This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the United States Bankruptcy Code. These cases do not include any of the Corporation's non-U.S. subsidiaries.

     U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Other subsidiaries of the Corporation also have been named as defendants in a small number of asbestos personal injury lawsuits. As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other subsidiaries are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. See Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 20. Litigation for additional information on the bankruptcy proceeding and asbestos litigation.

     The Corporation's operations are organized into three operating segments:
North American Gypsum, Worldwide Ceilings and Building Products Distribution.

NORTH AMERICAN GYPSUM

BUSINESS

North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico, S.A. de C.V. ("USG Mexico") in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 2003. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.

PRODUCTS

North American Gypsum's products are used in a variety of building applications to finish the interior walls and ceilings in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK(R) brand name. Also sold under the SHEETROCK(R) brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK(R) line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK(R) line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems. The Corporation produces a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK(R) brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the trade names RED TOP(R), IMPERIAL(R) and DIAMOND(R). The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

MANUFACTURING

North American Gypsum's products are manufactured at 45 plants located throughout the United States, Canada and Mexico.

     Gypsum rock is mined or quarried at 14 company-owned locations in North America. In 2003, these locations provided approximately 70% of the gypsum used by the Corporation's plants in North America. Certain plants purchase or acquire synthetic gypsum and natural gypsum rock from various outside sources. Outside purchases or acquisitions accounted for 30% of the gypsum used in the Corporation's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 26 years of operation based on the Corporation's average annual production of crude gypsum during the past five years of 9.7 million tons. Proven reserves contain approximately 258 million tons. Additional reserves of approximately 148 million tons are found on four properties not in operation.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of the Corporation's wallboard production processes.

MARKETING AND DISTRIBUTION

Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of the Corporation, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2003, about 46% of total industry volume demand for gypsum wallboard was generated by new residential construction, 39% of volume demand was generated by residential and nonresidential repair and remodel activity, 9% of volume demand was generated by new nonresidential construction, and the remaining 6% of volume demand was generated by other activities such as exports and temporary construction.

COMPETITION

The Corporation accounts for approximately one-third of the total gypsum wallboard sales in the United States. In 2003, U.S. Gypsum shipped 10.4 billion square feet of wallboard, the highest level in its history, out of total U.S. industry shipments (including imports) estimated by the Gypsum Association at
32.5 billion square feet, the highest level on record. Competitors in the United States are: National Gypsum Company, BPB (through its subsidiaries BPB Gypsum, Inc. and BPB America Inc.), Georgia-Pacific Corporation, American Gypsum, Temple-Inland Forest Products Corporation, Lafarge North America, Inc. and PABCO Gypsum. Competitors in Canada include BPB Canada Inc., Georgia-Pacific Corporation and Lafarge North America, Inc. The major competitor in Mexico is Panel Rey, S.A.

WORLDWIDE CEILINGS

BUSINESS

Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc. ("USG Interiors"), the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. The Corporation estimates that it is the largest manufacturer of ceiling grid and the second-largest manufacturer/marketer of acoustical ceiling tile in the world.

PRODUCTS

Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe and the Asia-Pacific region. Its integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE(R) and ACOUSTONE(R) brands of ceiling tile and the DONN(R), DX(R), FINELINE(R), CENTRICITEE(R), CURVATURA(R) and COMPASSO(R) brands of ceiling grid.

MANUFACTURING

Worldwide Ceilings' products are manufactured at 14 plants located in North America, Europe and the Asia-Pacific region. These include 9 ceiling grid plants, 3 ceiling tile plants and 2 plants that either produce other interior systems products or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. Due to strong demand for steel in China, Japan and other non-U.S. markets, reduced production of steel in North America and Europe, and a severe shortage of raw material used in the production of pig iron, it is possible that the Corporation could experience shortages of steel used for the manufacture of ceiling grid in 2004.

MARKETING AND DISTRIBUTION

Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply and home improvement centers.

COMPETITION

The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. The Corporation estimates that it is the second largest manufacturer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), BPB America Inc. and AMF Mineralplatten GmbH Betriebs KG.

BUILDING PRODUCTS DISTRIBUTION

BUSINESS

Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2003, L&W Supply distributed approximately 11% of all gypsum wallboard in the United States, including approximately 28% of U.S. Gypsum's wallboard production.

MARKETING AND DISTRIBUTION

L&W Supply was organized in 1971 by U.S. Gypsum. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 47% of 2003 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 87% of its facilities from third parties. Usually, initial leases run from three to five years with a five-year renewal option.

     L&W Supply remains focused on opportunities to profitably grow its specialty business, as well as opportunities to reduce costs and optimize asset utilization. As part of its plan, L&W Supply opened or acquired eight locations and closed or consolidated six locations during 2003, leaving a total of 183 locations in 36 states as of December 31, 2003, compared with 181 locations and 180 locations as of December 31, 2002 and 2001, respectively.

COMPETITION

L&W Supply has a number of competitors, including Gypsum Management Supply, an independent distributor with locations in the southern, central and western United States. There are several regional competitors such as Rinker Materials Corporation in the Southeast (primarily in Florida), KCG, Inc., which is primarily in the southwestern and central United States, and The Strober Organization, Inc. in the northeastern and mid-Atlantic states. L&W Supply's many local competitors include specialty wallboard distributors, lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 10. Directors and Executive Officers of the Registrant - Executive Officers of the Registrant (as of February 24, 2004).

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

     None of the operating segments has any special working capital requirements or is materially dependent on a single customer or a few customers on a regular basis. No single customer of the Corporation accounted for 10% or more of the Corporation's 2003, 2002 or 2001 consolidated net sales. Because orders are filled upon receipt, no operating segment has any significant order backlog.

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

     See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 18. Segments for financial information pertaining to operating segments, foreign and domestic operations and export sales.

AVAILABLE INFORMATION

The Corporation maintains a website at www.usg.com and makes available at this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. If you wish to receive a hard copy of any exhibit to the Corporation's reports filed with or furnished to the Securities and Exchange Commission, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721.

ITEM 2. PROPERTIES

The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and the Asia-Pacific region. In 2003, U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard plants operated at 92% of capacity. USG Interiors' AURATONE(R) brand ceiling tile plants operated at 84%. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

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

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)

Auburn, Wash.                       Gypsum, Ohio                       Edmonton, Alberta, Canada
Bridgeport, Ala.                    Jacksonville, Fla.                 Hagersville, Ontario, Canada
Chamblee, Ga.                       Phoenix (Glendale), Ariz. (leased) Montreal, Quebec, Canada
Dallas, Texas                       Port Reading, N.J.                 Surrey, British Columbia, Canada
East Chicago, Ind.                  Sigurd, Utah                       Monterrey, Nuevo Leon, Mexico
Fort Dodge, Iowa                    Torrance, Calif.                   Puebla, Puebla, Mexico
Galena Park, Texas                  Calgary, Alberta, Canada (leased)  Port Klang, Malaysia (leased)

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

PAPER FOR GYPSUM WALLBOARD
Clark, N.J.                         Jacksonville, Fla.                 South Gate, Calif.
Galena Park, Texas                  North Kansas City, Mo.
Gypsum, Ohio                        Oakfield, N.Y.

OTHER PRODUCTS

Synthetic gypsum is processed at Belledune, New Brunswick, Canada. A mica-processing plant is located at Spruce Pine, N.C. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Puebla, Mexico, and Saltillo, Coahuila, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio. Paper-faced metal corner bead is manufactured at Auburn, Wash., and Weirton, W.Va. Various other products are manufactured at La Mirada, Calif. (adhesives and finishes), and New Orleans, La. (lime products).

PLANT CLOSURE

The joint compound plant at Tacoma, Wash., was closed in the second quarter of 2003.

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

A coil coater and slitter plant used in the production of ceiling grid also is located in Westlake, Ohio. Slitter plants are located in Stockton, Calif. (leased) and Antwerp, Belgium (leased).

CEILING TILE

Ceiling tile products are manufactured at Cloquet, Minn., Greenville, Miss., and Walworth, Wis.

OTHER PRODUCTS

Mineral fiber products are manufactured at Red Wing, Minn., and Walworth, Wis. Metal specialty systems are manufactured at Oakville, Ontario, Canada.

PLANT CLOSURES

The access floor systems business at Peterlee, England, was sold in the first quarter of 2003. The plant at Medina, Ohio, that manufactured wall systems and drywall metal products was closed during the second quarter of 2003. The ceiling grid and access floor systems production lines at Port Klang, Malaysia, were shut down in the third quarter of 2003.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2. Voluntary Reorganization Under Chapter 11 and Note 20. Litigation for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

See Part II, Item 8. Financial Statements and Supplementary Data - Five-Year Summary for selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors") are currently operating under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), an action taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. To properly understand the Corporation and its businesses, investors, creditors or other readers of this report should first understand the nature of this voluntary reorganization process under chapter 11 and the potential impacts the reorganization may have on their rights and interests in the Corporation as described in more detail below. At this point, there is great uncertainty as to the amount of the Debtors' asbestos-related liability and thus the value of any recovery for pre-petition creditors or stockholders under any final plan of reorganization. No plan of reorganization has thus far been proposed, and the Debtors have the exclusive right to propose a plan until March 1, 2004, subject to possible further extensions of the period of exclusivity.

     The Corporation had $947 million of cash, cash equivalents, restricted cash and marketable securities as of December 31, 2003, and management believes that this available liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses throughout the chapter 11 proceedings.

     The Corporation's net sales increased 6% in 2003 as compared with 2002. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in 2003 due to strength in the new housing and repair and remodel markets in the United States. However, continued weakness in the nonresidential construction market has depressed sales for the Corporation's Worldwide Ceilings operating segment. These trends are expected to continue in 2004. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in 2003 and are expected to be strong in 2004. However, excess industry capacity has resulted in only a small increase in gypsum wallboard prices despite the strong demand.

     The Corporation's gross margin was 14.9% in 2003, down from 16.8% in 2002. Gross margin was adversely affected in 2003 by higher costs related to natural gas, benefits for plant employees (pension and medical insurance for active employees and retirees), other insurance, information technology, and steel used in the manufacture of ceiling grid, which together added approximately $110 million to cost of products sold in 2003 as compared with 2002. These costs are expected to continue to rise in 2004.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. These bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. A key factor in determining the recovery of pre-petition creditors or stockholders under any such plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. At this time, there is substantial uncertainty as to the amount that will be required to resolve these asbestos claims and thus whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization.

BACKGROUND AND PRINCIPAL IMPACTS OF THE FILING

At the time of the Filing, United States Gypsum Company ("U.S. Gypsum"), a subsidiary of the Corporation, was a defendant in more than 100,000 asbestos personal injury lawsuits. U.S. Gypsum was also a defendant in 11 asbestos lawsuits alleging property damage.

     During late 2000 and in 2001, following the bankruptcy filings of other defendants in asbestos personal injury litigation, plaintiffs substantially increased their settlement demands to U.S. Gypsum. During that period, payments to resolve asbestos personal injury lawsuits against U.S. Gypsum increased dramatically. U.S. Gypsum's asbestos-related costs (on a cash basis and before insurance) rose from $100 million in 1999 to $162 million in 2000 and, absent the Filing, were expected to exceed $275 million in 2001. The Corporation determined that voluntary protection under chapter 11 would be the best way to resolve asbestos claims in a fair and equitable manner.

     As a consequence of the Filing, all asbestos lawsuits and other lawsuits pending against the Debtors as of the Petition Date are stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code, and vendors are being paid for goods furnished and services provided after the Filing.

     Prior to the Filing, in the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing to $1,185 million its total accrued reserve for resolving in the tort system the asbestos claims pending as of December 31, 2000, and expected to be filed through 2003. At that time, the estimated range of U.S. Gypsum's probable liability was between $889 million and $1,281 million, including defense costs. As of December 31, 2003, the Corporation's accrued reserve for asbestos claims totaled $1,061 million.

     The Debtors' asbestos liabilities to be funded under a plan of reorganization have not yet been determined and are subject to substantial uncertainty. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants, appointed in the Chapter 11 Cases, have indicated that they believe the Debtors' liabilities for present and future asbestos claims exceed the value of the Debtors' assets and, therefore, are significantly greater than both the reserved amount and the high end of the range estimated in 2000, and that the Debtors are insolvent. In contrast, the Debtors believe they are solvent if their asbestos liabilities are fairly and appropriately valued.

     If federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the amount that will be required to resolve the Debtors' asbestos personal injury liability in the Debtors' Chapter 11 Cases. See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

     If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the outcome of litigation proceedings in the Chapter 11 Cases may determine the Debtors' liability for present and future asbestos claims. Because of these uncertainties, the Corporation believes that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing.

     As the Chapter 11 Cases and potential legislation activities proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

     While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to resolve present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. The payment rights and other entitlements of pre-petition creditors and the Corporation's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities.

     It is also not possible to predict how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions, and relationships that were entered into before the Petition Date. These arrangements, transactions, and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under any plan of reorganization.

     See Part II, Item 8. Note 20. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

The Corporation has for many years actively supported proposals for federal legislation addressing asbestos personal injury claims. On July 10, 2003, the Judiciary Committee of the United States Senate narrowly approved the Fairness in Asbestos Injury Resolution Act of 2003 (Senate Bill 1125, the "FAIR Bill"), which is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. The FAIR Bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

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

     It is not possible to predict whether the FAIR Bill will be presented for a vote or passed by the full Senate or the House of Representatives, whether the FAIR Bill will be signed into law, the final terms or cost of any bill that might become law, or the impact any such law might have on the Corporation or the Chapter 11 Cases.

     Enactment of the FAIR Bill or other legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability. The FAIR Bill may also affect the manner in which such liability may be addressed in the Debtors' Chapter 11 Cases. However, it is extremely speculative as to whether the FAIR Bill or similar legislation will be enacted or what the terms of any such legislation might be. During this process, the Chapter 11 Cases are expected to continue. See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11 for additional information on the FAIR Bill.

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in 2003 were $3,666 million, up 6% from 2002. Net sales for the Corporation's North American Gypsum segment were up in 2003 primarily due to record shipments of SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board. Net sales for the Building Products Distribution segment rose due to record shipments of gypsum wallboard sold by L&W Supply Corporation ("L&W Supply") and increased sales of complementary products. However, net sales for the Worldwide Ceilings segment were down slightly as a result of the depressed ceilings market.

     In 2002, net sales of $3,468 million were up 5% from 2001. This increase reflected higher levels of sales for North American Gypsum and Building Products Distribution, partially offset by lower sales for Worldwide Ceilings. Net sales for North American

Gypsum were up in 2002 primarily due to a 17% increase in average selling prices for SHEETROCK(R) brand gypsum wallboard sold by U.S. Gypsum. Shipments of U.S. Gypsum's gypsum wallboard were up 2% in 2002 versus 2001. Net sales for Building Products Distribution were up in 2002 primarily due to increased shipments and selling prices for gypsum wallboard sold by L&W Supply. Net sales for Worldwide Ceilings declined in 2002 as a result of lower domestic and export shipments of ceiling tile and lower shipments of domestic and internationally produced ceiling grid.

COST OF PRODUCTS SOLD

Cost of products sold totaled $3,121 million in 2003, $2,884 million in 2002 and $2,882 million in 2001. Key factors for the increase in 2003 were costs related to natural gas, benefits for plant employees (pension and medical insurance for active employees and retirees), other insurance, information technology and steel used in the manufacture of ceiling grid. These costs accounted for approximately $110 million, or 46%, of the total year-on-year increase.

     Cost of products sold for 2002 included an $11 million charge recorded in the fourth quarter related to the downsizing of operations in Europe, as discussed below under Core Business Results - Worldwide Ceilings. However, manufacturing costs in 2002 for SHEETROCK(R) brand gypsum wallboard declined versus 2001 primarily due to lower energy costs, partially offset by higher prices for wastepaper, the primary raw material of wallboard paper. In addition, cost reductions were realized for ceiling tile as a result of lower energy and raw materials costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.

GROSS PROFIT

Gross profit (net sales less cost of products sold) in 2003 was $545 million, a 7% decrease from $584 million in 2002. Gross margin (gross profit as a percent of net sales) was 14.9% in 2003, down from 16.8% in 2002. These declines primarily reflect the aforementioned margin pressures affecting cost of products sold. Gross profit in 2001 was $414 million, which was 12.6% of net sales.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $324 million in 2003, $312 million in 2002 and $279 million in 2001. As a percentage of net sales, these expenses were 8.8%, 9.0% and 8.5% in 2003, 2002 and 2001, respectively.

     Increases over the three-year period reflect in part the impact of a Bankruptcy Court-approved key employee retention plan ("KERP"), which became effective in the third quarter of 2001. Expenses associated with this plan amounted to $23 million, $20 million and $12 million in 2003, 2002 and 2001, respectively.

     The increase in 2003 versus 2002 also reflected higher expenses related to benefits for non-plant employees (pension and medical insurance for active employees and retirees), which increased $11 million year-on-year. In addition, the Corporation recorded a fourth quarter 2003 charge of $3 million for severance related to a salaried workforce reduction of approximately 70 employees. These increases were partially offset by a lower level of accruals for employee incentive compensation associated with the attainment of profit and other performance goals.

     The increase in 2002 versus 2001 reflected the timing difference related to the KERP (a full year of KERP expense in 2002, compared with one-half year in 2001) and a higher level of accruals for employee incentive compensation.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consisted of the following:

(millions)                                       2003    2002     2001
----------------------------------------------------------------------
Legal and financial advisory fees                $19     $22      $14
Bankruptcy-related interest income                (8)     (8)      (4)
Accelerated amortization of debt-
   issuance costs                                  -       -        2
---------------------------------------------------------------------
Total chapter 11 reorganization expenses          11      14       12
=====================================================================

2001 PROVISIONS FOR IMPAIRMENT AND RESTRUCTURING

In the fourth quarter of 2001, the Corporation recorded impairment charges totaling $30 million pretax ($25 million after-tax). Included in this total was $16 million pretax related to the Aubange, Belgium, ceiling tile plant. This impairment resulted from a decline in demand, which had been significantly affected by a worldwide slowdown in the nonresidential construction market, and from the plant's high cost structure. The remaining $14 million pretax was related to the Port Hawkesbury, Nova Scotia, gypsum fiber panel plant. This impairment resulted from high delivered costs of products manufactured at Port Hawkesbury combined with the consolidation of production of FIBEROCK(R) brand products at the Gypsum, Ohio, plant. Estimated future cash flows related to these facilities indicated that impairment charges were necessary to write down the assets to their third-party appraised fair values.

     Also in the fourth quarter of 2001, the Corporation recorded a charge of $12 million pretax ($10 million after-tax) related to a restructuring plan that included the shutdown of a gypsum wallboard plant in Fremont, Calif., a drywall steel plant in Prestice, Czech Republic, a ceiling tile plant in San Juan Ixhuatepec, Mexico, a ceiling tile manufacturing line in Greenville, Miss., and other restructuring activities. Included in the $12 million pretax charge was $8 million for severance related to a workforce reduction of more than 350 positions (primarily hourly positions), $2 million for the write-off of property, plant and equipment, and $2 million for line shutdown and removal and contract cancellations. The 2001 restructuring was intended to allow the Corporation to optimize its manufacturing operations.

     During the third quarter of 2001, the Corporation reversed $9 million pretax ($5 million after-tax) of a restructuring reserve recorded in the fourth quarter of 2000 due to changes from previous estimates and to reflect a change in the scope of restructuring activities undertaken.

     See Part II, Item 8. Note 3. Exit Activities for additional information related to restructuring payments and reserve balances.

OPERATING PROFIT

Operating profit totaled $210 million in 2003, $258 million in 2002 and $90 million in 2001. Operating profit in 2001 included charges for impairment and restructuring, as discussed above.

INTEREST EXPENSE

Interest expense was $6 million, $8 million and $33 million in 2003, 2002 and 2001, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Consequently, comparisons of interest expense for 2003 and 2002 versus 2001 are not meaningful. Contractual interest expense not accrued or recorded on pre-petition debt totaled $71 million in 2003, $74 million in 2002 and $41 million in 2001. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy-related interest income was $4 million, $4 million and $5 million in 2003, 2002 and 2001, respectively.

OTHER (INCOME) EXPENSE, NET

Other income, net was $9 million and $2 million in 2003 and 2002, respectively, compared with other expense, net of $10 million in 2001. For 2003, other income, net primarily represented net realized currency gains. For 2001, other expense, net included $7 million of net realized currency losses related to the repayment of intercompany loans by a Belgian subsidiary that was liquidated.

INCOME TAXES

Income taxes amounted to $79 million in 2003, $117 million in 2002 and $36 million in 2001. The Corporation's effective tax rate was 36.6%, 45.6% and 70.0% in 2003, 2002 and 2001, respectively.

     The decrease in the effective tax rate in 2003 versus 2002 was primarily attributable to a reduction of the Corporation's income tax payable during 2003. This reduction was determined upon completion of the Corporation's 2002 federal income tax return and resulted from an actual tax liability that was lower than the estimate of taxes payable as of December 31, 2002. The change in the effective tax rate in 2002 versus 2001 was primarily attributable to the impact on the effective tax rate of the Corporation's foreign operations, which in 2001 had no net earnings before taxes yet owed taxes in certain jurisdictions.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 143

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. See Part II,
Item 8. Note 14. Asset Retirement Obligations for additional information related to the adoption of SFAS No. 143.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142, the Corporation determined that goodwill for its North American Gypsum segment was impaired and recorded a noncash, non-tax-deductible impairment charge of $96 million. This charge, which includes a $6 million deferred currency translation write-off, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2002. See Part II, Item 8. Note 9. Goodwill and Other Intangible Assets for additional information related to the adoption of SFAS No. 142.

NET EARNINGS

Net earnings amounted to $122 million, or $2.82 per share, in 2003, $43 million, or $1.00 per share, in 2002 and $16 million, or $0.36 per share, in 2001.

CORE BUSINESS RESULTS OF OPERATIONS

(millions)                                                 Net Sales                          Operating Profit (Loss)
                                               --------------------------------           ------------------------------
                                                2003         2002         2001            2003         2002         2001
                                               ------       ------       ------           ----         ----         ----
NORTH AMERICAN GYPSUM:
United States Gypsum Company                   $2,076       $1,962       $1,781           $157         $211          $32
CGC Inc. (gypsum)                                 256          217          204             33           28           24
Other subsidiaries                                141          137          118             19           22           24
Eliminations                                     (174)        (165)        (153)             -            -            -
                                               ------       ------       ------           ----         ----          ---
Total                                           2,299        2,151        1,950            209          261           80
                                               ------       ------       ------           ----         ----          ---

WORLDWIDE CEILINGS:
USG Interiors, Inc.                               446          450          475             31           37           34
USG International                                 168          176          210              2          (13)          (6)
CGC Inc. (ceilings)                                45           40           40              6            5            5
Eliminations                                      (52)         (56)         (65)             -            -            -
                                               ------       ------       ------           ----         ----          ---
Total                                             607          610          660             39           29           33
                                               ------       ------       ------           ----         ----          ---

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                          1,295        1,200        1,152             53           51           64
                                               ------       ------       ------           ----         ----          ---

Corporate                                           -            -            -            (77)         (71)         (43)
Eliminations                                     (535)        (493)        (466)            (3)           2            1
Chapter 11 reorganization expenses                  -            -            -            (11)         (14)         (12)
Provisions for impairment and restructuring         -            -            -              -            -          (33)
                                               ------       ------       ------           ----         ----          ---
TOTAL USG CORPORATION                           3,666        3,468        3,296            210          258           90
                                               ======       ======       ======           ====         ====          ===

NORTH AMERICAN GYPSUM

Net sales of $2,299 million increased 7% from 2002, while operating profit of $209 million was down 20%. Net sales and operating profit in 2002 increased 10% and 226%, respectively, versus 2001.

     Comparing 2003 with 2002, U.S. Gypsum reported a 6% increase in net sales primarily reflecting record shipments of SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board. Slightly higher selling prices for SHEETROCK(R) brand gypsum wallboard also contributed to the higher level of sales. However, operating profit for U.S. Gypsum fell 26% largely due to higher manufacturing costs.

     U.S. Gypsum sold 10.4 billion square feet of SHEETROCK(R) brand gypsum wallboard during 2003, a 3% increase from the previous record of 10.1 billion square feet sold in 2002. U.S. Gypsum's wallboard plants operated at 92% of capacity in 2003, compared with 93% in 2002. Industry shipments of gypsum wallboard were up approximately 6% from 2002.

     U.S. Gypsum's nationwide average realized price for gypsum wallboard was $101.43 per thousand square feet in 2003, up 1% from $100.43 in 2002.

     U.S. Gypsum's manufacturing costs for gypsum wallboard continued to be up in 2003 primarily due to increased energy and employee benefits costs. Market prices for natural gas, a major source of energy for the company, were up more than 65% versus 2002. However, improved production efficiencies at the company's gypsum wallboard plants and hedging activities offset a portion of the cost increase. Higher energy, raw materials and employee benefits costs also had an adverse effect on profit margins for U.S. Gypsum's other products.

     Comparing 2002 with 2001, net sales for U.S. Gypsum increased 10% in 2002 primarily due to higher selling prices for SHEETROCK(R) brand gypsum wallboard. The average selling price of $100.43 per thousand square feet was up 17% from $85.67 in 2001. Shipments of SHEETROCK(R) brand gypsum wallboard in 2002 totaled
10.1 billion square feet, up 2% from 9.9 billion square feet in 2001. U.S. Gypsum's plants operated at 93% of capacity in 2002, compared with 90% in 2001. Shipments of SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board also set records in 2002 and were up 3% and 5%, respectively, from prior-year levels. Operating profit for U.S. Gypsum increased significantly in 2002 primarily due to the higher wallboard selling prices and increased level of shipments. Manufacturing costs in 2002 for SHEETROCK(R) brand gypsum wallboard declined versus 2001 primarily due to lower energy costs, partially offset by higher prices for wastepaper, the primary raw material of wallboard paper.

     The gypsum business of Canada-based CGC Inc. ("CGC") reported increases of 18% in 2003 for both net sales and operating profit. These results were primarily attributable to increased shipments of SHEETROCK(R) brand gypsum wallboard and a stronger Canadian dollar.

     Comparing 2002 with 2001, net sales and operating profit for CGC were up 6% and 17%, respectively, primarily reflecting increased shipments of SHEETROCK(R) brand gypsum wallboard and joint compounds and higher selling prices for joint compounds. Operating profit in 2002 also benefited from lower raw materials costs.

WORLDWIDE CEILINGS

Net sales of $607 million in 2003 were down slightly from $610 million in 2002, while operating profit of $39 million increased $10 million, or 34%. However, as explained below, operating profit in 2002 included a fourth quarter $11 million charge for the downsizing of European operations.

     Net sales for USG Interiors, Inc. ("USG Interiors"), the Corporation's domestic ceilings business, were down 1% in 2003 versus 2002 as lower shipments of ceiling tile and grid were offset to a large extent by improved pricing for most of the company's ceiling product lines. A 16% decline in USG Interiors' operating profit primarily reflected increases in the costs of natural gas, steel and employee benefits. Due to strong demand for steel in China, Japan and other non-U.S. markets, reduced production of steel in North America and Europe, and a severe shortage of raw material used in the production of pig iron, it is possible that USG Interiors could experience shortages of steel used for the manufacture of ceiling grid in 2004. For 2004, USG Interiors is implementing new marketing and distribution policies to improve profitability.

     During 2003, improved profitability was reported for USG International following the shutdown of the Aubange, Belgium, plant and other downsizing activities in the fourth quarter of 2002.

     Comparing 2002 with 2001, net sales of $610 million and operating profit of $29 million for the

Worldwide Ceilings segment were down 8% and 12%, respectively. Net sales for USG Interiors were down 5% from 2001 primarily due to lower industry demand for commercial ceilings products in both the United States and Europe. As a result, domestic shipments of ceiling tile and grid and export shipments of ceiling tile were down in 2002. However, operating profit for USG Interiors increased to $37 million from $34 million in 2001 primarily due to lower costs. Cost reductions resulted from lower energy and raw materials costs and from the closure of a high-cost ceiling tile production line in the fourth quarter of 2001.

     Net sales in 2002 for USG International were down 16% from 2001 primarily due to lower demand for ceiling tile and grid in Europe. USG International reported an operating loss of $13 million in 2002, compared with an operating loss of $6 million in 2001. The operating loss in 2002 included an $11 million charge recorded in the fourth quarter related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities that addressed the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold and reflected severance of $6 million related to a workforce reduction of more than 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply, the leading specialty building products distribution business in the United States, reported net sales of $1,295 million and operating profit of $53 million, representing increases of 8% and 4%, respectively, versus 2002. These increases reflected record shipments of gypsum wallboard and complementary building products, primarily drywall metal, joint compound, roofing and ceilings products. Shipments of gypsum wallboard by L&W Supply were up 8%, while selling prices declined 1% compared with 2002.

     In 2002, L&W Supply reported net sales of $1,200 million, a 4% increase from 2001. The higher level of sales primarily reflected higher selling prices (up 5%) and increased shipments (up 2%) for gypsum wallboard. In addition, sales of complementary building products increased 2%. However, operating profit of $51 million fell 20% primarily due to higher gypsum wallboard unit costs (up 11%), which more than offset the increases in prices and shipments. L&W Supply's gypsum wallboard margin declined as gypsum manufacturers' higher selling prices to L&W Supply were not fully passed on to its customers.

     L&W Supply remains focused on opportunities to profitably grow its specialty business, as well as opportunities to reduce costs and optimize asset utilization. As part of its plan, L&W Supply opened or acquired eight locations and closed or consolidated six locations during 2003, leaving a total of 183 locations in the United States as of December 31, 2003, compared with 181 and 180 locations as of December 31, 2002 and 2001, respectively.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
32.5 billion square feet in 2003, an all-time record and a 6% increase from 30.7 billion square feet in 2002. The new housing market continued to be strong in 2003. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2003 were an estimated 1.848 million units, compared with actual housing starts of 1.705 million units in 2002 and 1.603 million units in 2001.

     The repair and remodel market accounts for the second-largest portion of the Corporation's sales, behind new housing construction. Because many buyers begin to remodel an existing home within two years of purchase, opportunity from the repair and remodel market in 2003 was solid, as sales of existing homes in 2003 and 2002 remained at historically high levels.

     The growth in new housing and a strong level of residential remodeling resulted in the record shipments of gypsum wallboard described above. However, despite the favorable levels of activity in these two markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and increased operating rates in the gypsum industry for the second half of 2003, selling prices for gypsum wallboard remained relatively unchanged primarily due to excess capacity.

     Future demand for the Corporation's products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Current information indicates that floor space for which contracts were signed was at historically low levels in both 2003 and 2002 as commercial construction has been affected by reduced corporate earnings, resulting in lower investments in office and other commercial space.

     The outlook for the Corporation's markets in 2004 is mixed. Industry demand for gypsum wallboard is expected to remain strong due to continued high demand for new homes and favorable levels of activity in the residential remodeling market. Despite the strong level of demand, the gypsum wallboard industry continues to experience a large amount of excess capacity. Industry utilization rates are expected to remain in the upper-80% range. Nonresidential construction, the principal market for the Corporation's ceilings products and a major market for its distribution business, is expected to remain weak.

     In addition, the Corporation, like many other companies, faces many ongoing margin pressures such as higher prices for natural gas and raw materials and increased employee benefits and insurance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2003, the Corporation had $947 million of cash, cash equivalents, restricted cash and marketable securities, of which $211 million of cash and cash equivalents was held by non-Debtor subsidiaries. The total amount of $947 million was up $117 million, or 14%, from $830 million as of December 31, 2002. These high levels of liquidity were generated by strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt since the Petition Date. Contractual interest expense not accrued or recorded on pre-petition debt was $71 million in 2003.

     In July 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. In June 2003, the Corporation terminated the DIP Facility. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents increased $51 million during 2003. The primary source of cash in 2003 was earnings from operations. Primary uses of cash were capital spending of $111 million, working capital of $76 million and net purchases of marketable securities of $59 million. An additional $20 million was used to acquire several businesses, and $7 million was designated as restricted cash representing cash collateral to support outstanding letters of credit.

     Comparing 2003 with 2002, net cash provided by operating activities decreased to $249 million from $445 million primarily due the absence in 2003 of a federal income tax refund received in 2002 and the impact of a higher level of accrued employee incentive compensation in 2002. Net cash used for investing activities decreased to $191 million from $289 million due to lower net purchases of marketable securities in 2003. Net cash used for financing activities increased by $7 million due to the aforementioned designation of restricted cash.

CAPITAL EXPENDITURES

Capital spending amounted to $111 million in 2003, compared with $100 million in 2002. As of December 31, 2003, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $95 million, compared with $56 million as of December 31, 2002.

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

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of December 31, 2003, amounted to $1,084 million, and the ratio of current assets to current liabilities was 3.62-to-1. As of December 31, 2002, working capital amounted to $939 million, and the ratio of current assets to current liabilities was 3.14-to-1.

     Receivables increased to $321 million as of December 31, 2003, from $284 million as of December 31, 2002, primarily reflecting a 14% increase in net sales for the month of December 2003 as compared with December 2002. Inventories and payables also were up from December 31, 2002, primarily due to the increased level of business. Inventories increased to $280 million from $270 million, and accounts payable increased to $202 million from $170 million. Accrued expenses declined to $206 million from $243 million as of December 31, 2002, primarily due to a lower level of accruals for employee incentive compensation.

MARKETABLE SECURITIES

As of December 31, 2003, $240 million was invested in marketable securities, up $59 million from $181 million as of December 31, 2002. Of the year-end 2003 amount, $176 million was invested in long-term marketable securities and $64 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on the consolidated balance sheet.

LETTERS OF CREDIT

In June 2003, the Corporation entered into a three-year, $100 million credit agreement with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of December 31, 2003, $6 million of letters of credit, which are cash collateralized at 103%, were outstanding.

     As of December 31, 2003, $1 million of standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility in June 2003, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary.

     As of December 31, 2003, a total of $7 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

DEBT

As of December 31, 2003, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2002, levels and do not include any accruals for post-petition contractual interest expense.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes the Corporation's commitments to make future payments under certain contractual obligations as of December 31, 2003. Purchase obligations primarily consist of contracts to purchase energy and certain raw materials. Other long-term liabilities primarily consist of asset retirement obligations as required under SFAS No. 143. The table excludes liabilities related to retiree health care and life insurance benefits and $2,243 million of liabilities subject to compromise because it is not certain when these liabilities will become due. See Part II, Item 8. Note 2. Voluntary Reorganization Under Chapter 11 for additional information on liabilities subject to compromise.

                                Payments Due by Period
                         -------------------------------------
                                         2005-   2007-  There-
(millions)               Total   2004    2006    2008   after
                         -------------------------------------
Debt obligations (a)         2      1       1       -      -
Operating leases           248     67     106      47     28
Purchase obligations       502     95     263      88     56
Other long-term
   liabilities (b)         283      7       8       7    261
                         -----------------------------------
Total                    1,035    170     378     142    345
                         ===================================

(a) The Corporation has an additional $1,005 million of debt classified under liabilities subject to compromise.

(b) Principally, asset retirement obligations extend over a 50-year period. The majority of associated payments are due toward the latter part of that period

     The Corporation's defined benefit pension plans have no minimum funding requirements under the

Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to contribute cash of approximately $60 million to the U.S. pension plan trust in 2004.

     The Corporation voluntarily provides retiree health care and life insurance benefits for all eligible employees and retirees. The portion of benefit claim payments made by the Corporation in 2003 was $11 million. The Corporation expects to experience cost trends in the future that are comparable to those of the past few years.

     As of December 31, 2003, purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

OFF-BALANCE-SHEET ARRANGEMENTS

With the exception of letters of credit, it is not the Corporation's general business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities, or to issue guarantees to third parties.

     As of December 31, 2003, the Corporation had outstanding letters of credit of $6 million under the LaSalle Facility and $1 million under the DIP Facility.

     The Corporation had an additional $97 million of outstanding letters of credit under a pre-petition revolving credit facility provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank). To the extent that any of these letters of credit are drawn, JPMorgan Chase Bank would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.

OTHER MATTERS

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against the Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. See Part II, Item
8. Note 20. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

     The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations. See Part II, Item 8. Note 20. Litigation for additional information on environmental litigation.

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

     One of the key provisions of SOP 90-7 requires the reporting of the Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases as liabilities subject to compromise. The various liabilities that are subject to compromise include U.S. Gypsum's asbestos reserve and the Debtors' pre-petition debt, accounts payable, accrued expenses and other long-term liabilities. The amounts for these items represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims,
(iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim, including unaccrued and unrecorded post-petition interest expense, (vii) effect of any legislation which may be enacted or (viii) other events. In particular, the amount of the asbestos reserve reflects U.S. Gypsum's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases.

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

     In the Property Damage Cases (as defined in Part II, Item 8. Note 20. Litigation), such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages; the viability of statute of limitations and other defenses; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.

     Uncertainties in the Personal Injury Cases (as defined in Part II, Item 8.
Note 20. Litigation) included, but were not limited to, the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases are filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among members of the Center for Claims Resolution (the "Center") for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation would be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

     In 2000, an independent actuarial study of U.S. Gypsum's current and potential future asbestos liabilities was completed. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

     As part of this analysis, the Corporation reviewed, among other things, the factors listed above as well as epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements (as defined in Part II, Item 8. Note 20. Litigation); anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants; future defense costs; and allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

     Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10 percent of the reserve is attributable to defense and administrative costs. The reserve as of December 31, 2003, was $1,061 million.

     At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically have been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.

     The Corporation believes that, as a result of the Filing and activities relating to potential federal legislation addressing asbestos personal injury claims, there is greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include: (i) how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; (ii) the number of asbestos claims that will be filed or addressed in the proceeding;
(iii) the number of future claims that will be estimated in connection with preparing a plan of reorganization; (iv) how claims for punitive damages and claims by persons with no objective evidence of asbestos-related disease will be treated and whether such claims will be allowed or compensated; (v) the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; (vi) the results of any litigation proceedings in the Chapter 11 Cases regarding the estimated value of present and future asbestos personal injury claims alleging cancer or other diseases; (vii) the treatment of asbestos property damage claims in the bankruptcy proceeding; and (viii) the impact any relevant potential federal legislation may have on the proceeding. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

     As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. As the Chapter 11 Cases proceed, and the issues relating to estimation of the Debtors' asbestos liabilities are addressed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

     See Part II, Item 8. Note 20. Litigation for additional information on the background of asbestos litigation and developments in the Corporation's reorganization proceeding.

Self-Insurance Reserves: The Corporation purchases insurance from third parties for workers' compensation, automobile, product and general liability claims that exceed certain levels. However, the Corporation is responsible for the payment of claims up to such levels. In estimating the obligation associated with incurred and incurred but not reported losses, the Corporation utilizes estimates prepared by actuarial consultants. These estimates utilize the Corporation's historical data to project the future development of losses. The Corporation monitors and reviews all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Revenue Recognition: Revenue is recognized upon the shipment of products to customers, which is when title and risk of loss is transferred to customers. The Corporation believes this is the appropriate point of revenue recognition as the Corporation has no further performance obligations unless the customer notifies the Corporation of shortage of products or defective products shipped within five days after receipt of such products. The Corporation's products are shipped free on board ("FOB") shipping point. Provisions for discounts to customers are recorded based on the terms of sale in the same period the related sales are recorded. The Corporation also records estimated reductions to revenue for shortage of products or defective products, customer programs and incentive offerings, including promotions and other volume-based incentives, based on historical information and review of major customer activity.

Adoption of SFAS No.143: On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The accounting for asset retirement obligations requires a number of estimates by management as to the timing of asset retirements, the cost of retirement obligations, discount and inflation rates used in the determination of fair values and the methods of remediation associated with the Corporation's asset retirement obligations. The Corporation generally utilizes assumptions and estimates reflective of the most likely remediation method on a site-by-site basis. See Part II, Item 8. Note 14. Asset Retirement Obligations for additional information related to the impact of this change in accounting principle.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part II, Item 8. Note 1. Significant Accounting Policies for information on the impact of recent accounting pronouncements on the Corporation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, including the possible impact of any asbestos-related legislation, may differ from management's expectations. Actual business or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw materials and energy costs; and the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, the Corporation uses financial instruments, including fixed and variable rate debt, to finance its operations. In addition, the Corporation uses derivative instruments from time to time to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes.

INTEREST RATE RISK

The Corporation has interest rate risk with respect to the fair market value of its marketable securities portfolio. Derivative instruments are used to enhance the liquidity of the marketable securities portfolio. The Corporation's $240 million of marketable securities consist of debt instruments that generate interest income for the Corporation on excess cash balances generated during the Corporation's chapter 11 bankruptcy proceeding. A portion of these instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Corporation to liquidate the instrument prior to the stated maturity date, thus shortening the average duration of the portfolio to less than one year. Based on results of a sensitivity analysis, which may differ from actual results, the Corporation's exposure to interest rate fluctuations is not material.

COMMODITY PRICE RISK

The Corporation uses swap contracts to manage its exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. A sensitivity analysis was prepared to estimate the potential change in the fair value of the Corporation's natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of the Corporation's natural gas swap contracts is $16 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies. As of December 31, 2003, the Corporation had no outstanding forward contracts.

See Part II, Item 8. Note 1. Significant Accounting Policies and Note 12. Derivative Instruments for additional information on the Corporation's financial exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Statements of Earnings                                                  26
     Balance Sheets                                                          27
     Statements of Cash Flows                                                28
     Statements of Stockholders' Equity                                      29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
     1.   Significant Accounting Policies                                    30
     2.   Voluntary Reorganization Under Chapter 11                          33
     3.   Exit Activities                                                    42
     4.   Earnings Per Share                                                 43
     5.   Common Stock                                                       43
     6.   Marketable Securities                                              44
     7.   Inventories                                                        44
     8.   Property, Plant and Equipment                                      44
     9.   Goodwill and Other Intangible Assets                               45
     10.  Accrued Expenses                                                   45
     11.  Debt                                                               46
     12.  Derivative Instruments                                             46
     13.  Accumulated Other Comprehensive Loss                               47
     14.  Asset Retirement Obligations                                       47
     15.  Employee Retirement Plans                                          47
     16.  Stock-Based Compensation                                           50
     17.  Income Taxes                                                       51
     18.  Segments                                                           52
     19.  Commitments and Contingencies                                      53
     20.  Litigation                                                         53

Report of Management                                                         60
Report of Independent Public Accountants                                     61
Selected Quarterly Financial Data                                            64
Five-Year Summary                                                            65
Schedule II - Valuation and Qualifying Accounts                              66

All other schedules have been omitted because they are not required or applicable, or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

(millions, except per-share data)                                                Years Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                          2003           2002             2001
---------------------------------------------------------------------------------------------------------------
Net sales                                                                $3,666         $3,468           $3,296
Cost of products sold                                                     3,121          2,884            2,882
Selling and administrative expenses                                         324            312              279
Chapter 11 reorganization expenses                                           11             14               12
Provisions for impairment and restructuring                                   -              -               33
---------------------------------------------------------------------------------------------------------------
Operating profit                                                            210            258               90
Interest expense                                                              6              8               33
Interest income                                                              (4)            (4)              (5)
Other (income) expense, net                                                  (9)            (2)              10
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
     effect of accounting change                                            217            256               52
Income taxes                                                                 79            117               36
---------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change                      138            139               16
Cumulative effect of accounting change                                      (16)           (96)               -
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                122             43               16
===============================================================================================================

Net Earnings Per Common Share:
Basic and diluted before cumulative effect of accounting change            3.19           3.22             0.36
Cumulative effect of accounting change                                    (0.37)         (2.22)               -
---------------------------------------------------------------------------------------------------------------
Basic and diluted                                                          2.82           1.00             0.36
===============================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)                                                              As of December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                         2003             2002
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                               $  700           $  649
Short-term marketable securities                                                            64               50
Restricted cash                                                                              7                -
Receivables (net of reserves of $15 and $17)                                               321              284
Inventories                                                                                280              270
Income taxes receivable                                                                     26               14
Deferred income taxes                                                                       43               33
Other current assets                                                                        57               77
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                                  1,498            1,377
---------------------------------------------------------------------------------------------------------------
Long-term marketable securities                                                            176              131
Property, plant and equipment, net                                                       1,818            1,788
Deferred income taxes                                                                      178              234
Goodwill                                                                                    39               30
Other assets                                                                                90               76
---------------------------------------------------------------------------------------------------------------
Total assets                                                                             3,799            3,636
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                           202              170
Accrued expenses                                                                           206              243
Current portion of long-term debt                                                            1                -
Income taxes payable                                                                         5               25
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                               414              438
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               1                2
Deferred income taxes                                                                       23               19
Other liabilities                                                                          429              370
Liabilities subject to compromise                                                        2,243            2,272
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $1 par value; authorized 36,000,000 shares; $1.80 convertible preferred stock (initial series);
                  outstanding - none                                                         -                -
Common stock -    $0.10 par value; authorized 200,000,000 shares;
                  outstanding - 43,049,917 and 43,238,341 shares (after
                  deducting 6,935,305 and 6,746,881 shares held in treasury)                 5                5
Treasury stock                                                                            (258)            (257)
Capital received in excess of par value                                                    414              412
Accumulated   other comprehensive loss                                                      (1)             (32)
Retained earnings                                                                          529              407
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                              689              535
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               3,799            3,636
===============================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)                                                                      Years Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                          2003           2002             2001
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                             $  122         $   43           $   16
Adjustments to Reconcile Net Earnings to Net Cash:
    Cumulative effect of accounting change                                   16             96                -
    Provisions for impairment and restructuring                               -              -               33
    Depreciation, depletion and amortization                                112            106              107
    Deferred income taxes                                                    59             67              134
 (Increase) Decrease in Working Capital:
    Receivables                                                             (34)            (9)              32
    Income taxes receivable                                                 (12)            62              (76)
    Inventories                                                              (5)           (15)              17
    Payables                                                                 12             54               82
    Accrued expenses                                                        (37)            65                2
Increase in other assets                                                    (25)            (7)             (11)
Increase in other liabilities                                                53              2               16
Change in asbestos receivable and reserve                                    19             22              (90)
Decrease in liabilities subject to compromise                               (29)           (39)             (58)
Other, net                                                                   (2)            (2)              33
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                               249            445              237
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                       (111)          (100)            (109)
Purchases of marketable securities                                         (256)          (237)               -
Sale or maturities of marketable securities                                 194             56                -
Net proceeds from asset dispositions                                          2              2                1
Acquisitions of businesses                                                  (20)           (10)               -
---------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                 (191)          (289)            (108)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Deposit of restricted cash                                                   (7)             -                -
Issuance of debt                                                              -              -              262
Repayment of debt                                                             -              -             (131)
Short-term borrowings, net                                                    -              -              164
Cash dividends paid                                                           -              -               (1)
---------------------------------------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities                     (7)             -              294
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    51            156              423
Cash and cash equivalents at beginning of period                            649            493               70
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  700            649              493
===============================================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                                 2              2               31
Income taxes paid (refunded), net                                            19            (39)             (17)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Capital
                                                                                      Received                Accumulated
                                       Common      Treasury                           in Excess                  Other
                                       Shares       Shares     Common     Treasury     of Par     Retained   Comprehensive
(millions, except share data)           (000)        (000)      Stock       Stock       Value     Earnings       Loss        Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000           43,401       (6,584)      $ 5        $(256)      $ 411      $ 349        $  (45)      $ 464
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net earnings                                                                                     16                        16
     Foreign currency translation                                                                                   (2)         (2)
     Gain on derivatives, net
      of tax of $10                                                                                                 16          16
                                                                                                                             -----
     Total comprehensive income                                                                                                 30
Cash dividends paid                                                                                   (1)                       (1)
Stock issuances                                        156                      4          (3)                                   1
Other                                                 (100)                    (3)                                              (3)
Net change in treasury stock               56                                                                                    -
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001           43,457       (6,528)        5         (255)        408        364           (31)        491
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net earnings                                                                                     43                        43
     Foreign currency translation                                                                                    8           8
     Gain on derivatives, net
      of tax of $1                                                                                                   2           2
     Minimum pension liability,
        net of tax benefit of $7                                                                                   (11)        (11)
                                                                                                                             -----
     Total comprehensive income                                                                                                 42
Stock issuances                                          4                                                                       -
Other                                                 (223)                    (2)          4                                    2
Net change in treasury stock             (219)                                                                                   -
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002           43,238       (6,747)        5         (257)        412        407           (32)        535
==================================================================================================================================
Comprehensive Income:
     Net earnings                                                                                    122                       122
     Foreign currency translation                                                                                   31          31
     Loss on derivatives, net                                                                                       (8)         (8)
       of tax benefit of $5
     Minimum pension liability,
       net of tax of $6                                                                                              8           8
                                                                                                                             -----
     Total comprehensive income                                                                                                153
Stock issuances                                         25                                                                       -
Other                                                 (213)                    (1)          2                                    1
Net change in treasury stock             (188)                                                                                   -
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003           43,050       (6,935)        5         (258)        414        529            (1)        689
==================================================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Through its subsidiaries, USG Corporation (the "Corporation") is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. The Corporation's products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors and contractors.

CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Subsidiaries in which the Corporation has less than a 50% ownership interest are accounted for on the equity basis of accounting. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded to accumulated other comprehensive loss on the consolidated balance sheets. Income and expense items are translated at the average exchange rates during the respective periods. The aggregate transaction (gain) loss included in other (income) expense, net was $(8) million, $(2) million and $9 million in 2003, 2002 and 2001, respectively.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements and notes thereto have been reclassified to conform with the 2003 presentation.

REVENUE RECOGNITION

Revenue is recognized upon the shipment of products to customers, which is when title and risk of loss is transferred to customers. Provisions for discounts to customers are recorded based on the terms of sale in the same period the related sales are recorded. The Corporation records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives. The Corporation's products are generally shipped free on board ("FOB") shipping point.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of products sold.

ADVERTISING

Advertising expenses consist of media advertising and related production costs. Advertising expenses are charged to earnings as incurred and amounted to $16 million, $14 million and $14 million in the years ended December 31, 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to earnings as incurred and amounted to $18 million, $17 million and $15 million in the years ended December 31, 2003, 2002 and 2001, respectively.

INCOME TAXES

The Corporation accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax provisions include estimates of amounts that are currently payable, plus changes in deferred tax assets and liabilities.

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

MARKETABLE SECURITIES

The Corporation invests in marketable securities with maturities greater than three months. These securities are listed as either short-term or long-term marketable securities on the consolidated balance sheets based on their maturities being less than or greater than one year. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to accumulated other comprehensive loss. Realized gains and losses were not material in 2003.

INVENTORY VALUATION

All of the Corporation's inventories are stated at the lower of cost or market. Most of the Corporation's inventories in the United States are valued under the last-in, first-out ("LIFO") cost method. The remaining inventories are valued under the first-in, first-out ("FIFO") or average production cost methods. Inventories include material, labor and applicable factory overhead costs.

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

LONG-LIVED ASSETS

Long-lived assets include property, plant and equipment, goodwill (the excess of cost over the fair value of net assets acquired) and other intangible assets. The Corporation periodically reviews its long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If impairment is determined, the asset is written down to estimated fair value.

STOCK-BASED COMPENSATION

The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. The Corporation discloses the pro forma effects on net earnings and earnings per share as if stock-based compensation had been recognized based on the estimated fair value at the date of grant for options awarded. See Note 16. Stock-Based Compensation for the Corporation's table on pro forma net earnings and earnings per share assuming the fair value method of accounting for stock-based compensation had been used.

DERIVATIVE INSTRUMENTS

The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive loss and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness was not material to the financial statements.

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

Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive loss until the underlying transaction has an impact on earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was adopted by the Corporation in December 2003. This revised standard applies to public entities' U.S. plans for fiscal years ending after December 15, 2003, except for the disclosure of expected future benefits payments, which becomes effective for fiscal years ending after June 15, 2004. Disclosure requirements pertaining to public entities' non-U.S. plans generally become effective for fiscal years ending after June 15, 2004. See Note 15. Employee Retirement Plans for more information on this standard.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was adopted by the Corporation on January 1, 2003. This standard requires the accruing of the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. See Note 14. Asset Retirement Obligations for more information on this standard.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires costs associated with exit or disposal activities to be recognized at fair value when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard became effective for exit and disposal activities initiated on or after January 1, 2003. This standard did not have a material impact on the Corporation's financial position, cash flows or results of operations.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. This standard also amended disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation adopted the disclosure provisions of SFAS No. 148 on an annual basis effective December 31, 2002, and on an interim basis effective March 31, 2003.

     SFAS No. 149, "Amendment of SFAS No. 133, Derivative Instruments and Hedging Activities," amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This standard, which became effective for the Corporation on June 30, 2003, did not have an impact on the Corporation's financial position, cash flows or results of operations.

     SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," establishes how an issuer classifies and measures certain free-standing financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Corporation's financial position, cash flows or results of operations.

     Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires a guarantor to recognize a liability in some instances and disclosure only in others. The recognition and initial measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Corporation's financial position, cash flows or results of operations.

     FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," was issued in January 2003 and subsequently revised in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective for fiscal years ending after December 15, 2003. Because the Corporation has not invested in any entities it believes are variable interest entities, the adoption of FIN 46 did not have an impact on the Corporation's financial position, cash flows or results of operations.

     FASB Emerging Issues Task Force No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requires that investors should disclose, in addition to the disclosures already required by SFAS No. 115 and SFAS No. 124, the aggregate amount of unrealized losses, aggregate related fair value of investments with unrealized loss and certain qualitative disclosures. This pronouncement was required to be applied to financial statements for fiscal years ending after December 15, 2003, and has been adopted by the Corporation.

     FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Corporation elected to defer recognition until further guidance is issued by the FASB. See Note 15. Employee Retirement Plans for more information on this FSP.

2. VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets.

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

     The background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost are discussed in Note 20. Litigation.

CONSEQUENCES OF THE FILING

As a consequence of the Filing, all asbestos lawsuits and other lawsuits pending against the Debtors as of the Petition Date are stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. Since the Filing, the Debtors have ceased making both cash payments and accruals with respect to asbestos lawsuits, including cash payments and accruals pursuant to settlements of asbestos lawsuits. The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code, and vendors are being paid for goods furnished and services provided after the Filing.

     The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors' exclusive right to propose such a plan of reorganization has been extended by the Bankruptcy Court to March 1, 2004. The Debtors intend to seek one or more additional extensions depending upon developments in the Chapter 11 Cases.

     The Debtors' Chapter 11 Cases, along with four other asbestos-related bankruptcy proceedings pending in the federal courts in the District of Delaware, have been assigned to the Honorable Alfred M. Wolin of the United States District Court for the District of New Jersey. Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims. Other bankruptcy issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will be addressed by Judge Judith K. Fitzgerald, a bankruptcy court judge sitting in the United States Bankruptcy Court for the District of Delaware.

     Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing unsecured creditors, were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed the Honorable Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

     The Debtors and the committee representing unsecured creditors moved in November 2003 to remove Judge Wolin from the Chapter 11 Cases. The committee representing asbestos personal injury claimants and the legal representative for future asbestos claimants opposed these motions. On February 2, 2004, Judge Wolin denied the motions, and the Debtors and the unsecured creditors committee are appealing. Additional information regarding these proceedings is discussed in Note 20. Litigation under Developments in the Reorganization Proceeding.

     The plan of reorganization ultimately approved by the Bankruptcy Court may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by the Debtors to allow payment of present and future asbestos personal injury claims and demands. Under the Bankruptcy Code, a plan of reorganization creating a Section 524(g) trust may be confirmed only if 75% of the asbestos claimants who vote on the plan approve the plan. A plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Bankruptcy Code are met.

     The Debtors also expect that the plan of reorganization will address the Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

     If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust(s), the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against the Debtors, their successors, and their affiliates, and channeling those claims to the trust(s) for payment in whole or in part.

      Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in the Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against the Debtors and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative at this time, such legislation may affect the amount that will be required to resolve the Debtors' asbestos personal injury liability in the Chapter 11 Cases and may affect whether the Debtors establish a trust under
Section 524(g). See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

     A key factor in determining the recovery of pre-petition creditors and stockholders under any such plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the Court that is presiding over the Chapter 11 Cases that they believe the Debtors' liabilities for present and future asbestos claims exceed the value of the Debtors' assets and that the Debtors are insolvent. The Debtors have advised the Court that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued.

     The Debtors' asbestos liabilities to be funded under a plan of reorganization have not yet been determined and are subject to substantial uncertainty. While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to resolve present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. The payment rights and other entitlements of pre-petition creditors and the Corporation's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities.

     It is also not possible to predict how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into before the Petition Date. These arrangements, transactions and relationships may be challenged by various parties in the Chapter 11 Cases, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under any plan of reorganization.

     In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semi-annual payments that began in January 2002. Expenses associated with this plan amounted to $23 million in 2003, $20 million in 2002 and $12 million in 2001.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

The Corporation has for many years actively supported proposals for federal legislation addressing asbestos personal injury claims. On July 10, 2003, the Judiciary Committee of the United States Senate narrowly approved the Fairness in Asbestos Injury Resolution Act of 2003 (Senate Bill 1125, the "FAIR Bill"), which is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. The FAIR Bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

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

     The Corporation expects that, during the legislative process, the terms of the FAIR Bill as approved by the Judiciary Committee will change and that such changes may be material to the FAIR Bill's impact on the Corporation. It is possible that the level of funding required from defendants, including the Corporation, would increase. Many labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill. In light of such opposition, as well as other factors, there is no assurance that any legislation will be enacted.

     Enactment of the FAIR Bill or other legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability. The Fair Bill may also affect the manner in which such liability may be addressed in the Debtors' Chapter 11 Cases. However, it is extremely speculative as to whether the FAIR Bill or similar legislation will be enacted or what the terms of any such legislation might be. During this process, the Corporation expects that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue, subject to developments in those cases. See Consequences of the Filing, above, and Note 20. Litigation.

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

     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended on May 31, 2002, and December 13, 2002, setting forth the assets and liabilities of the Debtors as of the date of the Filing. The Bankruptcy Court established a bar date of January 15, 2003, by which proofs of claim were required to be filed against the Debtors for all claims other than asbestos-related personal injury claims as defined in the Bankruptcy Court's order.

     Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims), totaling approximately $8.7 billion were filed by the bar date. The Debtors have been analyzing the proofs of claims and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. Of these to date, the court has expunged 256 claims totaling $29.4 million as duplicates and 333 claims totaling $169.4 million as amended or superceded. The court has allowed the reduction of 212 claims by a total of $2.3 million. The court has also allowed the correction of the Debtors on 703 claims and the reclassification of 185 claims to general unsecured claims. In addition, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors continue to analyze and reconcile filed claims on an ongoing basis.

     June 25, 2003, the second anniversary of the filing of the Chapter 11 Cases, was the deadline for the Debtors to bring avoidance actions in the Chapter 11 Cases. Avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the committee representing the unsecured creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by the Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. The Bankruptcy Court also granted the committee's request to extend the time by which the summons and complaint are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases.

     In addition, prior to the deadline for filing avoidance actions, certain of the Debtors entered into a Tolling Agreement pursuant to which the Debtors voluntarily agreed to extend the time during which actions could be brought to avoid certain intercompany transactions that occurred during the one-year period prior to the filing of the Chapter 11 Cases. The transactions as to which the Tolling Agreement applies are the creation of liens on certain assets of Debtor subsidiaries in favor of the Corporation in connection with intercompany loan agreements; a transfer by U.S. Gypsum to the Corporation of a 9% interest in the equity of CGC Inc., the principal Canadian subsidiary of the Corporation; and transfers made by the Corporation to USG Foreign Investments, Ltd., a non-Debtor subsidiary. The Bankruptcy Court approved the Tolling Agreement in June 2003.

     The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 20. Litigation under Developments in the Reorganization Proceeding.

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to

Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or any of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

     The Corporation's ability to continue as a going concern is dependent upon, among other things, (i) the ability of the Corporation to maintain adequate cash on hand, (ii) the ability of the Corporation to generate cash from operations,
(iii) confirmation of a plan of reorganization under the Bankruptcy Code and
(iv) the Corporation's ability to achieve profitability following such confirmation. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries.

LIABILITIES SUBJECT TO COMPROMISE

As reflected in the consolidated financial statements, liabilities subject to compromise refers to the Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are set forth in the table below. These amounts represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims,
(iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim, including unaccrued and unrecorded post-petition interest expense, (vii) effect of any legislation which may be enacted or (viii) other events.

     The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note 20. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

     As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing and included in liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt.

     Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets as of December 31 consisted of the following items:

(millions)                                       2003     2002
---------------------------------------------------------------
Accounts payable                                   162      157
Accrued expenses                                    44       56
Debt                                             1,005    1,005
Asbestos reserve                                 1,061    1,061
Other long-term liabilities                         14       36
---------------------------------------------------------------
Subtotal                                         2,286    2,315
Elimination of intercompany accounts payable       (43)     (43)
---------------------------------------------------------------
Total liabilities subject to compromise          2,243    2,272
===============================================================

INTERCOMPANY TRANSACTIONS

In the normal course of business, the Corporation (also referred to as the "Parent Company" in the following discussion of intercompany transactions) and the operating subsidiaries engage in intercompany transactions. To document the relations created by these transactions, the Parent Company and the operating subsidiaries, from the formation of the Corporation in 1985, have been parties to intercompany loan agreements that evidence their obligations as borrowers or rights as lenders arising out of intercompany cash transfers and various allocated intercompany charges (the "Intercompany Corporate Transactions").

     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are reviewed on a regular basis with interest earned or accrued on the balances. During the first six months of 2001, the Corporation took steps to secure the obligations from each of the principal domestic operating subsidiaries under the intercompany loan agreements when it became clear that the asbestos liability claims of U.S. Gypsum were becoming an increasingly greater burden on the Corporation's cash resources.

     As of December 31, 2003, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

     As of December 31, 2003, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $245 million and $169 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $4 million.

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

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following:

(millions)                                       2003   2002  2001
------------------------------------------------------------------
Legal and financial advisory fees                $19    $22   $14
Bankruptcy-related interest income                (8)    (8)   (4)
Accelerated amortization of debt-
  issuance costs                                   -      -     2
-----------------------------------------------------------------
Total chapter 11 reorganization expenses          11     14    12
=================================================================

INTEREST EXPENSE

For 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $71 million. From the Petition Date through December 31, 2003, contractual interest expense not accrued or recorded on pre-petition debt totaled $186 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

DIP FINANCIAL STATEMENTS

Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the Debtor-In-Possession or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under the securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements.

     The Debtors consist of the Corporation and the following wholly owned subsidiaries: United States Gypsum Company; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

     In the fourth quarter of 2002, USG Interiors recorded a charge of $82 million to write down the investment in its Belgian subsidiary, which ceased operations in December 2002. Earlier in 2002, USG Funding Corporation, a non-Debtor subsidiary of the Corporation, declared a dividend in the amount of $30 million payable to the Corporation, which was paid in effect by eliminating the intercompany payable from the Corporation. The net impact of these unrelated transactions (the investment writedown of $82 million, partially offset by dividend income of $30 million) is included in other expense, net in the DIP statement of earnings for 2002. The condensed financial statements of the Debtors are presented as follows:

DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS (UNAUDITED)

(millions)                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------
                                                             2003           2002            2001
-------------------------------------------------------------------------------------------------
Net sales                                                   $3,302         $3,127          $2,947
Cost of products sold                                        2,863          2,631           2,628
Selling and administrative expenses                            278            266             232
Chapter 11 reorganization expenses                              11             14              12
Provisions for impairment and restructuring                      -              -              (5)
Interest expense                                                 5              8              29
Interest income                                                 (2)            (2)             (2)
Other (income) expense, net                                     (6)            51              10
-------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
   effect of accounting change                                 153            159              43
Income taxes                                                    66             96              25
-------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change          87             63              18
Cumulative effect of accounting change                         (13)           (41)              -
-------------------------------------------------------------------------------------------------
Net earnings                                                    74             22              18
=================================================================================================

DEBTOR-IN-POSSESSION BALANCE SHEETS (UNAUDITED)

(millions)                                                                      As of December 31,
--------------------------------------------------------------------------------------------------------
                                                                            2003                  2002
--------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                  $   489               $   478
Short-term marketable securities                                                64                    50
Restricted cash                                                                  7                     -
Receivables (net of reserves of $11 and $13)                                   276                   235
Inventories                                                                    232                   227
Income taxes receivable                                                         21                    14
Deferred income taxes                                                           41                    33
Other current assets                                                            47                    67
--------------------------------------------------------------------------------------------------------
   Total current assets                                                      1,177                 1,104
--------------------------------------------------------------------------------------------------------
Long-term marketable securities                                                176                   131
Property, plant and equipment (net of accumulated depreciation and
   depletion of $645 and $557)                                               1,576                 1,572
Deferred income taxes                                                          178                   234
Goodwill                                                                        39                    30
Other assets                                                                   358                   348
--------------------------------------------------------------------------------------------------------
Total assets                                                                 3,504                 3,419
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                               168                   142
Accrued expenses                                                               186                   207
Income taxes payable                                                             4                    20
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                                   358                   369
--------------------------------------------------------------------------------------------------------
Other liabilities                                                              403                   362
Liabilities subject to compromise                                            2,243                 2,272
Stockholders' Equity:
Preferred stock                                                                  -                     -
Common stock                                                                     5                     5
Treasury stock                                                                (258)                 (257)
Capital received in excess of par value                                        101                    99
Accumulated other comprehensive income                                           8                     4
Retained earnings                                                              644                   565
--------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                  500                   416
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   3,504                 3,419
========================================================================================================

DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)                                                                           Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                               2003           2002            2001
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                  $   74         $   22          $   18
Adjustments to Reconcile Net Earnings to Net Cash:
Cumulative effect of accounting change                                            13             41               -
Provision for impairment and restructuring                                         -              -              (5)
Corporate service charge                                                          (1)            (1)              4
Depreciation, depletion and amortization                                          94             85              90
Deferred income taxes                                                             54             63             140
Gain on asset dispositions                                                         -              -              (1)
(Increase) Decrease in Working Capital
   Receivables                                                                   (37)             -             (69)
   Income taxes receivable                                                        (7)            63             (77)
   Inventories                                                                     -            (11)              6
   Payables                                                                       10             49              71
   Accrued expenses                                                              (21)            57               6
Decrease in pre-petition intercompany receivable                                   -              -               7
Increase in post-petition intercompany receivable                                 (9)           (53)            (84)
(Increase) decrease in other assets                                               (9)           104             (61)
Increase in other liabilities                                                     45              -              16
Change in asbestos receivables and reserve                                        19             22             (90)
Decrease in liabilities subject to compromise                                    (29)           (39)            (58)
Other, net                                                                       (10)            (6)             56
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) operating activities                          186            396             (31)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                             (88)           (75)            (66)
Purchases of marketable securities                                              (256)          (237)              -
Sale or maturities of marketable securities                                      194             56               -
Net proceeds from asset dispositions                                               2              2               1
Acquisitions of businesses                                                       (20)           (10)              -
-------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                       (168)          (264)            (65)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Deposit of restricted cash                                                        (7)             -               -
Issuance of debt                                                                   -              -             262
Repayment of debt                                                                  -              -             (56)
Short-term borrowings, net                                                         -              -             200
Cash dividends paid                                                                -              -              (1)
-------------------------------------------------------------------------------------------------------------------
   Net cash (used for) provided by financing activities                           (7)             -             405
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         11            132             309
Cash and cash equivalents at beginning of period                                 478            346              37
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       489            478             346
===================================================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                                      2              2              26
Income taxes paid (refunded), net                                                  2            (52)            (32)

3. EXIT ACTIVITIES

2003 SALARIED WORKFORCE REDUCTION

In the fourth quarter of 2003, the Corporation recorded a charge of $3 million pretax ($2 million after-tax) for severance related to a salaried workforce reduction of approximately 70 employees. An additional 56 open positions were eliminated. Payments totaling $1 million were made in the fourth quarter, and a reserve of $2 million was included in accrued expenses on the consolidated balance sheet as of December 31, 2003. All remaining payments are expected to be made during the first half of 2004.

2002 DOWNSIZING PLAN

In the fourth quarter of 2002, the Corporation recorded a non-tax-deductible charge of $11 million related to the shutdown of the Aubange, Belgium, ceiling tile plant and other downsizing activities in Europe that addressed the continuing weakness of the commercial ceilings market in Europe. The charge was included in cost of products sold for USG International and reflected severance of $6 million related to a workforce reduction of more than 50 positions (salaried and hourly), equipment writedowns of $3 million and other reserves of $2 million. The other reserves primarily related to lease cancellations, inventories and receivables.

     A total of 53 employees were terminated, completing the workforce reduction. The Aubange plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million writedown of equipment in 2002 and payments totaling $8 million in 2003. All payments associated with the 2002 downsizing plan were funded with cash from operations. An additional $1 million writedown related to the Aubange plant was recorded in the third quarter of 2003.

2001 IMPAIRMENTS

In the fourth quarter of 2001, the Corporation recorded a pretax impairment charge of $16 million related to the Aubange, Belgium, ceiling tile plant. This impairment resulted from a decline in demand, which had been significantly affected by a worldwide slowdown in the nonresidential construction market, and from the plant's high cost structure. In addition, the Corporation recorded a pretax impairment charge of $14 million related to the Port Hawkesbury, Nova Scotia, gypsum fiber panel plant. This impairment resulted from high delivered costs of products manufactured at Port Hawkesbury combined with the consolidation of production of FIBEROCK(R) brand products at the Gypsum, Ohio, plant. Estimated future cash flows related to these facilities indicated that impairment charges were necessary to write down the assets to their third-party appraised fair values.

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

RESTRUCTURING RESERVES

The following table details the reserves and activity for the 2003 salaried workforce reduction, 2002 downsizing plan and 2001 restructuring plan:

                                                                           Writedown of                       Reserve
                                                                           Assets to Net       Cash           Balance
(millions)                                                 Provisions    Realizable Value    Payments        12/31/03
---------------------------------------------------------------------------------------------------------------------
2003 Salaried Workforce Reduction:
Severance                                                      $ 3              $  -           $ (1)            $ 2
-------------------------------------------------------------------------------------------------------------------
2002 Downsizing:
Severance (salaried and hourly)                                  6                 -             (6)              -
Equipment write-off                                              3                (3)             -               -
Other reserves                                                   2                 -             (2)              -
-------------------------------------------------------------------------------------------------------------------
Subtotal                                                        11                (3)            (8)              -
-------------------------------------------------------------------------------------------------------------------
2001 Restructuring:
Severance (primarily hourly)                                     8                 -             (8)              -
Property, plant and equipment write-off                          2                (2)             -               -
Line shutdown/removal and contract cancellations                 2                 -             (2)              -
-------------------------------------------------------------------------------------------------------------------
Subtotal                                                        12                (2)           (10)              -
-------------------------------------------------------------------------------------------------------------------
Total                                                           26                (5)           (19)              2
===================================================================================================================

4. EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                             Weighted
                                                              Average
(millions, except                         Net      Shares    Per-Share
 share data)                           Earnings    (000)      Amount
----------------------------------------------------------------------
2003:
Basic earnings                           $ 122     43,075      $2.82
Dilutive effect of stock options                        1
--------------------------------------------------------------------
Diluted earnings                           122     43,076       2.82
====================================================================
2002:
Basic earnings                              43     43,282       1.00
--------------------------------------------------------------------
Diluted earnings                            43     43,282       1.00
====================================================================
2001:
Basic earnings                              16     43,430       0.36
Dilutive effect of stock options                        5
--------------------------------------------------------------------
Diluted earnings                            16     43,435       0.36
====================================================================

     Options to purchase 2.6 million, 2.7 million and 2.6 million shares of common stock as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share for the respective years because the exercise price of the options was greater than the average market price of the Corporation's common stock.

5. COMMON STOCK

DIVIDENDS

The Corporation discontinued payment of quarterly cash dividends in the second quarter of 2001. In the first quarter of 2001, the Corporation paid a cash dividend of $0.025 per share.

STOCKHOLDER RIGHTS PLAN

The Corporation's stockholder rights plan, which will expire on March 27, 2008, has four basic provisions. First, if an acquirer buys 15% or more of the Corporation's outstanding common stock, the plan allows other stockholders to buy, with each right, additional shares of the Corporation at a 50% discount. Second, if the Corporation is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. Third, if an acquirer buys between 15% and 50% of the Corporation's outstanding common stock, the Corporation can exchange part or all of the rights of the other holders for shares of the Corporation's stock on a one-for-one basis or shares of a new junior preferred stock on a one-for-one-hundredth basis. Fourth, before an acquirer buys 15% or more of the Corporation's outstanding common stock, the rights are redeemable for $0.01 per right at the option of the Corporation's board of directors (the "Board"). This provision permits the Board to enter into an acquisition transaction that is determined to be in the best interests of stockholders without any of the above provisions becoming effective. The Board is authorized to reduce the 15% threshold to not less than 10%. The Board has not exercised its authority regarding these provisions as of the date of this report.

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

6. MARKETABLE SECURITIES

As of December 31, 2003 and 2002, the amortized cost and fair market value ("FMV") of the Corporation's investments in marketable securities were as follows:

                                        2003              2002
-------------------------------------------------------------------
                                Amortized           Amortized
(millions)                         Cost     FMV        Cost    FMV
-------------------------------------------------------------------
Asset-backed securities            $101     $101       $ 58    $ 58
U.S. government and
   agency securities                 83       83         54      54
Municipal securities                 31       32         36      36
Corporate securities                 24       24         16      16
Time deposits                         -        -         17      17
-------------------------------------------------------------------
Total marketable securities         239      240        181     181
===================================================================

     Contractual maturities of marketable securities as of December 31, 2003, were as follows:

                                   Amortized
(millions)                            Cost        FMV
-----------------------------------------------------
Due in 1 year or less                 $ 64       $ 64
Due in 1 - 5 years                      45         45
Due in 5 - 10 years                      6          6
Due after 10 years                      23         24
-----------------------------------------------------
                                       138        139
Asset-backed securities                101        101
-----------------------------------------------------
Total marketable securities            239        240
=====================================================

     The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

     The Corporation had investments in marketable securities with a fair market value of $50 million that were in an unrealized loss position for less than 12 months as of December 31, 2003. These investments were in the following types of securities: $29 million in asset-backed securities, $13 million in government and agency securities and $8 million in corporate securities. The aggregate amount of these unrealized losses was less than $1 million. The Corporation did not have any investments that had been in a continuous unrealized loss position for a period greater than 12 months as of December 31, 2003.

7. INVENTORIES

As of December 31, 2003 and 2002, the LIFO value of U.S. inventories was $215 million and $208 million, respectively, and would have been $2 million higher for 2003 and $1 million higher for 2002 if they were valued under the FIFO and average production cost methods. All non-U.S. inventories are valued under FIFO or average production cost methods. The LIFO value of U.S. inventories exceeded that computed for U.S. federal income tax purposes by $13 million and $21 million as of December 31, 2003 and 2002, respectively. Inventories as of December 31 consisted of the following:

(millions)                            2003       2002
-----------------------------------------------------
Finished goods and work in progress   $179       $169
Raw materials                           84         84
Supplies                                17         17
-----------------------------------------------------
Total                                  280        270
=====================================================

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(millions)                           2003       2002
-----------------------------------------------------
Land and mineral deposits           $   98     $   90
Buildings and improvements             740        702
Machinery and equipment              1,796      1,697
-----------------------------------------------------
                                     2,634      2,489
Reserves for depreciation and
  depletion                           (816)      (701)
-----------------------------------------------------
Total                                1,818      1,788
=====================================================

9. GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Although SFAS No. 142 eliminated the amortization of goodwill and certain other intangible assets, it initiated an annual assessment of goodwill for impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 15 years to 40 years.

     The initial assessment was completed as of the adoption date. The assessment was performed for each reporting unit (as defined by SFAS No. 142) that had goodwill. For the Corporation, the reporting units with goodwill were the North American Gypsum and Building Products Distribution operating segments.

     The Corporation determined that goodwill for its Building Products Distribution segment was not impaired; however, goodwill for its North American Gypsum segment was impaired. This impairment was attributable to U.S. Gypsum's asbestos liability and related filing for bankruptcy protection on June 25, 2001. As a result, the Corporation recorded a noncash, non-tax-deductible impairment charge of $96 million. This charge, which includes a $90 million write-off of goodwill (net of accumulated amortization of $8 million) and a $6 million write-off of deferred currency translation, is reflected on the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle in 2002.

     Total goodwill amounted to $39 million and $30 million as of December 31, 2003 and 2002, respectively. Goodwill increased by $9 million in 2003 as a result of businesses acquired during the year. Other intangible assets as of December 31, 2003, totaled $2 million, of which less than $1 million was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheet.

The following reconciliation of adjusted net earnings and earnings per share presents the years 2001 to 2003 as if goodwill had not been amortized.

(millions, except
  per-share data)                                   2003       2002       2001
--------------------------------------------------------------------------------
Net Earnings:
Reported net earnings                             $    122   $     43   $     16
Add back:
  Goodwill amortization,
   net of tax                                            -          -          3
  Cumulative effect of
   accounting change for
   SFAS No. 142                                          -         96          -
--------------------------------------------------------------------------------
Adjusted net earnings                                  122        139         19
================================================================================

Basic and Diluted Earnings
  Per Share:
Reported basic and diluted                        $   2.82   $   1.00   $   0.36
Add back:
  Goodwill amortization                                  -          -       0.07
  Cumulative effect of
   accounting change for
   SFAS No. 142                                          -       2.22          -
--------------------------------------------------------------------------------
Adjusted basic and diluted                            2.82       3.22       0.43
================================================================================

10.  ACCRUED EXPENSES

Accrued expenses as of December 31 consisted of the following:

(millions)                            2003       2002
-----------------------------------------------------
Employee compensation                 $ 74       $ 94
Self insurance reserves                 48         43
Other                                   84        106
-----------------------------------------------------
Total                                  206        243
=====================================================

11. DEBT

As a result of the Filing, virtually all of the Corporation's pre-petition debt is in default and included in liabilities subject to compromise. Any such debt that was scheduled to mature since the Filing has not been repaid. Total debt as of December 31 consisted of the following:

(millions)                           2003       2002
-----------------------------------------------------
Revolving credit facilities         $  469     $  469
9.25% senior notes due 2001            131        131
8.5% senior notes due 2005             150        150
Industrial revenue bonds               255        255
-----------------------------------------------------
Total debt included in liabilities
  subject to compromise              1,005      1,005
=====================================================
Current portion of long-term debt        1          -
Long-term debt                           1          2
-----------------------------------------------------
Total debt                           1,007      1,007
=====================================================

     Long-term debt of $1 million and $2 million as reported on the consolidated balance sheets as of December 31, 2003 and 2002, respectively, consisted of Canadian notes payable.

DIP FACILITY

On July 31, 2001, a $350 million debtor-in-possession financing facility (the "DIP Facility") was approved by the Bankruptcy Court to supplement liquidity and fund operations during the reorganization process. The facility was provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan
Bank) as agent.

     On December 31, 2002, the Corporation had the capacity to borrow up to $288 million. However, $16 million of standby letters of credit were issued, leaving $272 million of unused borrowing capacity available as of December 31, 2002.

     In June 2003, the Corporation terminated the DIP Facility. This action was taken at the election of the Corporation due to the levels of cash and marketable securities on hand and to eliminate costs associated with the DIP Facility.

     The DIP Facility was used largely for the issuance of standby letters of credit needed to support business operations. As of December 31, 2003, $1 million of standby letters of credit remained outstanding under the DIP Facility. Following the termination of the DIP Facility, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary.

LETTER OF CREDIT FACILITY

In June 2003, the Corporation entered into a three-year, $100 million credit agreement with LaSalle Bank N.A. to be used exclusively to support the issuance of letters of credit. As of December 31, 2003, $6 million of letters of credit, which are cash collateralized at 103%, were outstanding.

     As of December 31, 2003, a total of $7 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

OTHER DEBT INFORMATION

The fair market value of total debt outstanding (including debt classified as liabilities subject to compromise) was $928 million and $765 million as of December 31, 2003 and 2002, respectively. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because virtually all of the Corporation's debt is subject to compromise, the fair market value of total debt as of December 31, 2003, is not necessarily indicative of the ultimate settlement value that will be determined by the Bankruptcy Court.

     As of December 31, 2003, long-term debt not subject to compromise of $1 million is scheduled to mature in 2005.

12. DERIVATIVE INSTRUMENTS

COMMODITY DERIVATIVE INSTRUMENTS

As of December 31, 2003, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $154 million. These contracts mature by December 31, 2005. As of December 31, 2003, the fair value of these swap contracts, which remained in accumulated other comprehensive loss, was $10 million ($6 million after-tax).

     The Corporation had swap contracts with Enron, maturing through 2003, to hedge the cost of wastepaper. During 2002, the Corporation paid $2 million to terminate these contracts and reclassified deferred losses of $2 million from accumulated other comprehensive loss into earnings.

     During the second quarter of 2001, the Corporation received proceeds of $35 million ($21 million after-tax) from the termination of natural gas swap contracts scheduled to mature through 2005. The net after-tax gain resulting from the termination of these contracts remains in accumulated other comprehensive loss and is reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of December 31, 2003, $7 million ($4 million after-tax) remained in accumulated other comprehensive loss.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

As of December 31, 2003 and 2002, the Corporation had no outstanding forward contracts to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies.

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of December 31 consisted of the following:

(millions)                                   2003       2002
------------------------------------------------------------
Gain on derivatives, net of tax              $ 10       $ 18
Foreign currency translation                   (8)       (39)
Minimum pension liability, net of tax          (3)       (11)
Unrealized gain (loss) on marketable
   securities, net of tax                       -          -
------------------------------------------------------------
Total accumulated other comprehensive loss     (1)       (32)
============================================================

     During 2003, accumulated net after-tax gains of $22 million ($35 million pretax) on derivatives were reclassified from accumulated other comprehensive loss to earnings. As of December 31, 2003, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive loss into earnings is $8 million.

14. ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact to the Corporation of adopting SFAS No. 143 was an increase in assets of $14 million, which included a $12 million increase in deferred tax assets, and an increase in liabilities of $30 million, which included a $1 million increase in deferred tax liabilities. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. Changes in the liability for asset retirement obligations during 2003 consisted of the following:

(millions)                                       2003
-----------------------------------------------------
Balance as of January 1, 2003                    $ 29
Accretion expense                                   3
Liabilities incurred                                3
Foreign currency translation                        1
Liabilities settled                                (1)
-----------------------------------------------------
Balance as of December 31, 2003                    35
=====================================================

15. EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries generally have contributory defined benefit pension plans for all eligible employees. Benefits of the plans are generally based on employees' years of service and compensation during the final years of employment.

      The Corporation also maintains plans that provide retiree health care and life insurance benefits for all eligible employees. Employees hired before January 1, 2002, generally become eligible for the retiree health-care benefit plans when they meet minimum retirement age and service requirements. The cost of providing most retiree health-care benefits is shared with retirees.

     On December 8, 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Corporation elected to defer recognition until further guidance is issued by the FASB. As such, any measurement of the accumulated postretirement benefit obligations or net periodic postretirement benefit cost in the 2003 financial statements and accompanying footnotes do not reflect the effects of the Medicare Act. Upon issuance of further guidance, the Corporation may be required to change previously reported information.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised standard applies to public entities' U.S. plans for fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which becomes effective for fiscal years ending after June 15, 2004. Disclosure requirements pertaining to public entities' non-U.S. plans generally become effective for fiscal years ending after June 15, 2004.

CONSOLIDATED INFORMATION

The components of net pension and postretirement benefits costs are summarized in the following table:

(millions)                             2003       2002         2001
-------------------------------------------------------------------
Pension Benefits:
Service cost of benefits earned        $  27      $  21        $ 19
Interest cost on projected
   benefit obligation                     52         49          48
Expected return on plan assets           (52)       (55)        (56)
Net amortization                          11          3           4
-------------------------------------------------------------------
Net pension cost                          38         18          15
===================================================================

Postretirement Benefits:
Service cost of benefits earned           12          7           6
Interest cost on projected
   benefit obligation                     21         16          16
Net amortization                           -         (2)         (1)
-------------------------------------------------------------------
Net postretirement cost                   33         21          21
===================================================================

     The following tables summarize projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

                                                       Pension           Postretirement
                                                  ----------------      ----------------
(millions)                                         2003       2002       2003       2002
----------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation
   as of January 1                                $ 777      $ 702      $ 310      $ 236
Service cost                                         27         21         12          7
Interest cost                                        52         49         21         16
Employee contributions                               13         12          4          3
Benefits paid                                       (52)       (38)       (15)       (15)
Plan amendment                                        -          8          -          -
Actuarial loss                                       71         22         37         63
Foreign currency translation                         19          1          2          -
----------------------------------------------------------------------------------------
Benefit obligation
   as of December 31                                907        777        371        310
========================================================================================

Change in Plan Assets:
Fair value as of January 1                          528        575          -          -
Actual return on plan assets                        117        (48)         -          -
Employer contributions                               82         26          -          -
Employee contributions                               13         12          -          -
Benefits paid                                       (52)       (38)         -          -
Foreign currency translation                         16          1          -          -
----------------------------------------------------------------------------------------
Fair value as of December 31                        704        528          -          -
========================================================================================

Funded Status:
As of December 31                                  (203)      (249)      (371)      (310)
Unrecognized prior
   service cost                                      22         24         (5)        (6)
Unrecognized net loss                               216        210         71         35
----------------------------------------------------------------------------------------
Net balance sheet prepaid
   (liability)                                       35        (15)      (305)      (281)
========================================================================================

Components in the Consolidated Balance Sheet:
Long-term other assets                               44         34          -          -
Long-term other liabilities                         (13)       (67)      (305)      (281)
Accumulated other
   comprehensive loss                                 4         18          -          -
----------------------------------------------------------------------------------------
Net balance sheet prepaid
   (liability)                                       35        (15)      (305)      (281)
========================================================================================

     The following tables reflect the assumptions used in the accounting for the plans:

                                            Pension          Postretirement
                                         ------------        --------------
                                         2003    2002         2003   2002
---------------------------------------------------------------------------
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate                            6.0%    6.5%         6.0%    6.5%
Compensation increase rate               4.2%    4.7%         4.2%    4.7%
-------------------------------------------------------------------------

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate                            6.5%   7.25%         6.5%   7.25%
Expected return on
   plan assets                           8.0%    9.0%           -       -
Compensation increase rate               4.7%    5.0%         4.7%    5.0%
-------------------------------------------------------------------------

     The assumed health-care-cost trend rate used to measure the postretirement plans' obligations as of December 31 were as follows:

                                              2003         2002
---------------------------------------------------------------
Health-care-cost trend rate assumed for
   next year                                   9.0%        10.0%
Rate to which the cost trend rate is
  assumed to decline (the ultimate trend
    rate)                                     5.25%        5.25%
Year that the rate reaches the ultimate
   trend rate                                 2007         2007
---------------------------------------------------------------

     A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

                                      One-Percentage-  One-Percentage-
(millions)                            Point Increase   Point Decrease
----------------------------------------------------------------------
Effect on total service and
   interest cost                           $  6             $ (5)
Effect on postretirement
   benefit obligation                        61              (51)
----------------------------------------------------------------

INFORMATION ON U.S. PENSION PLANS

     The following includes information for the Corporation's U.S. pension plans.

     The Corporation uses a December 31 measurement date for its plans.

     The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $589 million and $511 million as of December 31, 2003 and 2002, respectively.

     The fair value of total plan assets as of December 31, 2003 and 2002, was $590 million and $452 million, respectively. The expected long-term rate of return on plan assets used to determine net pension cost was 8.0% for 2003 and 9.0% for 2002. Following a review of rates of return on plan assets, the Corporation decreased its expected rate of return on pension plan assets to 7.5% effective January 1, 2004.

     The long-term-rate-of-return-on-assets assumption for the Corporation's pension plans was established using a "building block" approach. In this approach, ranges of long-term expected returns for the various asset classes in which the plans invest are estimated. This is done primarily based upon observations of historical asset returns and their historical volatility. Consensus estimates of certain market and economic factors that influence returns such as inflation, Gross Domestic Product ("GDP") growth and dividend yields are also considered in determining expected returns. An overall range of likely expected rates of return is then calculated by applying the expected returns to the plans' target asset allocation. The most likely rate of return is then determined and is adjusted for investment management fees.

Plan Assets: The pension plans' asset allocations by asset categories as of December 31 were as follows:

Asset Categories                   2003         2002
----------------------------------------------------
Equity securities                  66.9%        58.0%
Debt securities                    26.2%        33.8%
Other                               6.9%         8.2%
----------------------------------------------------
Total                             100.0%       100.0%
====================================================

     The investment policies and strategies for the Corporation's pension plans' assets have been established with a goal of maintaining fully funded plans (on an ABO basis) and maximizing returns on the plans' assets while prudently considering the plans' tolerance for risk. Factors influencing the level of risk assumed include the demographics of the plans' participants, the liquidity requirements of the plans and the financial condition of the Corporation. Based upon these factors, it has been determined that the plans can tolerate a moderate level of risk.

     To maximize long-term returns, the plans' assets are invested primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities are both actively and passively managed. Investments in debt securities are actively managed. Other assets are managed by investment managers utilizing strategies with returns that have a low correlation to equities. As of December 31, 2003, the plans' target asset allocation percentages were 60% for equity securities, 20% for debt securities and 20% for other. The actual allocations for equity and debt securities exceeded their targets at year end. Additional investment opportunities in the "other" category are being identified, which are expected to bring actual allocations closer to target allocations in 2004.

     Investment risk is monitored by the Corporation on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan's funded status.

Cash Flows: The Corporation's defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to contribute cash of approximately $60 million to the pension trust in 2004.

16. STOCK-BASED COMPENSATION

There were no stock options granted in 2003 and 2002. Prior to the Filing on June 25, 2001, the Corporation issued stock options from three successive plans under its long-term equity program. Under each of the plans, options were granted at an exercise price equal to the market value on the date of grant. All options granted under the plans have 10-year terms and vesting schedules of two or three years. The options expire on the 10th anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

      The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted:

                                                2001
-----------------------------------------------------
Expected life (years)                            7.4
Risk-free interest rate                          6.8%
Expected volatility                             46.2%
Dividend yield                                  0.12%
----------------------------------------------------

     The weighted average fair values of options granted on May 1, 2001, and January 2, 2001, were $6.73 and $12.31, respectively.

     If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, net earnings and net earnings per common share would have changed to the following pro forma amounts:

(millions, except per-share data)    2003       2002     2001
-------------------------------------------------------------
Net Earnings:    As reported         $ 122     $  43    $  16
Deduct: Fair value method of stock-
   based employee compensation
   expense, net of tax                   -        (2)      (3)
-------------------------------------------------------------
                 Pro forma             122        41       13
=============================================================
Basic EPS:       As reported          2.82      1.00     0.36
                 Pro forma            2.82      0.94     0.31
Diluted EPS:     As reported          2.82      1.00     0.36
                 Pro forma            2.82      0.94     0.31
-------------------------------------------------------------

     Stock option activity was as follows:

(options in thousands)                           2003         2002         2001
-------------------------------------------------------------------------------
Options:
Outstanding, January 1                          2,699        2,738        2,051
Granted                                             -            -          800
Exercised                                         (21)           -          (72)
Canceled                                          (78)         (39)         (41)
-------------------------------------------------------------------------------
Outstanding, December 31                        2,600        2,699        2,738
Exercisable, December 31                        2,600        1,912        1,640
Available for grant, December 31                2,188        1,985        1,737
-------------------------------------------------------------------------------

Weighted Average Exercise Price:
Outstanding, January 1                         $34.31       $34.29       $38.12
Granted                                             -            -        22.44
Exercised                                       10.31            -        10.31
Canceled                                        21.25        33.01        36.94
Outstanding, December 31                        34.89        34.31        34.29
Exercisable, December 31                        34.89        39.19        37.89
-------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding as of December 31, 2003:

                   Options Outstanding            Options Exercisable
               --------------------------------  --------------------
                          Weighted
                          Average      Weighted             Weighted
Range of                 Remaining      Average             Average
Exercise       Options  Contractual    Exercise  Options    Exercise
 Prices         (000)   Life (yrs.)     Price     (000)       Price
--------------------------------------------------------------------
$ 5 - 15            4       7.3          $12          4        $12
 15 - 25          897       6.2           22        897         22
 25 - 35          735       1.7           32        735         32
 35 - 55          964       4.9           48        964         48
------------------------------------------------------------------
Total           2,600       4.5           35      2,600         35
==================================================================

     As of December 31, 2003, common shares totaling 2.6 million were reserved for future issuance in conjunction with existing stock option grants. In addition, 2.2 million common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

17. INCOME TAXES

Earnings before income taxes and cumulative effect of accounting change consisted of the following:

(millions)                 2003       2002       2001
-----------------------------------------------------
U.S.                       $161       $133       $ 52
Foreign                      56        123          -
-----------------------------------------------------
Total                       217        256         52
=====================================================

     Income taxes consisted of the following:

(millions)                  2003       2002       2001
------------------------------------------------------
Current:
Federal                     $20        $35       $(67)
Foreign                      14         14         15
State                         3          9        (13)
-----------------------------------------------------
                             37         58        (65)
-----------------------------------------------------
Deferred:
Federal                      36         42         90
Foreign                      (1)         8         (5)
State                         7          9         16
-----------------------------------------------------
                             42         59        101
-----------------------------------------------------
Total                        79        117         36
=====================================================

     Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)                                         2003        2002       2001
------------------------------------------------------------------------------
Taxes on income
   at U.S. federal statutory rate                 $  76       $  90      $  18
Chapter 11 reorganization
   expenses                                           3           4          2
Foreign earnings subject
   to different tax rates                             3           6         16
State income tax, net of
   federal benefit                                    7          11          1
Valuation allowance adjustment                       (1)          6          -
Reduction of income tax payable                      (4)          -          -
Other, net                                           (5)          -         (1)
------------------------------------------------------------------------------
Provision for income
   taxes                                             79         117         36
==============================================================================
Effective income tax rate                          36.6%       45.6%      70.0%
==============================================================================

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)                                                   2003          2002
-------------------------------------------------------------------------------
Deferred Tax Assets:
Pension and postretirement benefits                         $ 112         $ 122
Reserves not deductible until paid:
   Asbestos reserves                                          410           401
   Other reserves                                              21            27
Other                                                          34            38
Capitalized interest                                            9            11
Self insurance                                                 25            26
-------------------------------------------------------------------------------
Deferred tax assets before valuation
   allowance                                                  611           625
Valuation allowance                                            (8)           (6)
-------------------------------------------------------------------------------
Total deferred tax assets                                     603           619
-------------------------------------------------------------------------------
Deferred Tax Liabilities:
Property, plant and equipment                                 308           286
Post-petition interest expense                                 73            46
State taxes                                                    11            18
Derivative instruments                                          8            13
Inventories                                                     5             8
-------------------------------------------------------------------------------
Total deferred tax liabilities                                405           371
-------------------------------------------------------------------------------
Net deferred tax assets                                       198           248
===============================================================================

     A valuation allowance has been established for deferred tax assets relating to certain foreign and U.S. state net operating loss carryforwards due to uncertainty regarding their ultimate realization. The majority of the valuation allowance relates to the foreign net operating loss carryforwards and was originally established in 2002.

     The income tax receivable of $26 million and $14 million recorded by the Corporation as of December 31, 2003 and 2002, respectively, relates primarily to the carryback of various federal and state net operating losses from 2001 and 2002 and the temporary overpayment of taxes in various jurisdictions. The amount recorded as of December 31, 2003, is expected to be refunded to the Corporation or utilized to satisfy a portion of its tax liabilities during 2004. During 2003, the Corporation recorded a reduction of approximately $4 million to its income tax payable. This reduction was determined upon completion of the Corporation's 2002 federal income tax return and resulted from an actual tax liability that was lower than the estimate of taxes payable as of December 31, 2002.

     The Corporation does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $307 million as of December 31, 2003. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

18. SEGMENTS

OPERATING SEGMENTS

(millions)                                         2003           2002           2001
--------------------------------------------------------------------------------------
Net Sales:
North American Gypsum                            $ 2,299        $ 2,151        $ 1,950
Worldwide Ceilings                                   607            610            660
Building Products Distribution                     1,295          1,200          1,152
Eliminations                                        (535)          (493)          (466)
--------------------------------------------------------------------------------------
Total                                              3,666          3,468          3,296
======================================================================================

Operating Profit:
North American Gypsum                                209            261             80
Worldwide Ceilings                                    39             29             33
Building Products Distribution                        53             51             64
Corporate                                            (77)           (71)           (43)
Eliminations                                          (3)             2              1
Chapter 11 reorganization expenses                   (11)           (14)           (12)
Provisions for impairment
   and restructuring                                   -              -            (33)
--------------------------------------------------------------------------------------
Total                                                210            258             90
======================================================================================

(millions)                                         2003           2002           2001
======================================================================================
Depreciation, Depletion
   and Amortization:
North American Gypsum                            $    84        $    79        $    81
Worldwide Ceilings                                    19             20             19
Building Products Distribution                         4              4              7
Corporate                                              5              3              -
--------------------------------------------------------------------------------------
Total                                                112            106            107
======================================================================================

Capital Expenditures:
North American Gypsum                                 97             82             96
Worldwide Ceilings                                    12             15             11
Building Products Distribution                         1              3              2
Corporate                                              1              -              -
--------------------------------------------------------------------------------------
Total                                                111            100            109
======================================================================================

Assets:
North American Gypsum                              1,935          1,887          1,985
Worldwide Ceilings                                   409            404            408
Building Products Distribution                       347            286            268
Corporate                                          1,226          1,148            908
Eliminations                                        (118)           (89)          (105)
--------------------------------------------------------------------------------------
Total                                              3,799          3,636          3,464
======================================================================================

GEOGRAPHIC SEGMENTS

(millions)                                         2003           2002           2001
--------------------------------------------------------------------------------------
Net Sales:
United States                                    $ 3,302        $ 3,127        $ 2,947
Canada                                               330            294            279
Other Foreign                                        235            243            254
Geographic transfers                                (201)          (196)          (184)
--------------------------------------------------------------------------------------
Total                                              3,666          3,468          3,296
======================================================================================

Long-Lived Assets:
United States                                      1,661          1,648          1,758
Canada                                               161            119            152
Other Foreign                                        125            127             57
--------------------------------------------------------------------------------------
Total                                              1,947          1,894          1,967
======================================================================================

     L&W Supply, which comprises the Building Products Distribution segment, completed three acquisitions during 2003. These acquisitions, which were conducted in relation to L&W Supply's strategy to profitably grow its specialty dealer business, consisted of five distribution locations (two in Oregon, two in Wisconsin and one in Texas). Total cash payments for these acquisitions amounted to $20 million. As of December 31, 2003, L&W Supply operated out of 183 locations in the United States.

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

     Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment. Worldwide Ceilings' operating profit in 2002 included an $11 million charge recorded in the fourth quarter related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities that addressed the continuing weakness of the commercial ceilings market in Europe.

19. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $84 million, $77 million and $74 million in the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2003, were $67 million in 2004, $59 million in 2005, $47 million in 2006,
$31 million in 2007 and $16 million in 2008. The aggregate obligation subsequent to 2008 was $28 million.

LEGAL CONTINGENCIES

See Note 20. Litigation for information on asbestos litigation, the bankruptcy proceeding and environmental litigation. See Note 2. Voluntary Reorganization Under Chapter 11 for additional information on the bankruptcy proceeding.

20. LITIGATION

ASBESTOS AND RELATED BANKRUPTCY LITIGATION

One of the Corporation's subsidiaries, U.S. Gypsum, is among many defendants in more than 100,000 asbestos lawsuits alleging personal injury or property damage liability. Most of the asbestos lawsuits against U.S. Gypsum seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). Certain of the asbestos lawsuits seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases"). A more detailed description of the Property Damage and Personal Injury Cases against U.S. Gypsum and asbestos personal injury cases against certain other Debtors is set forth below.

     U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s. In most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978.

     If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the outcome of litigation proceedings in the Chapter 11 Cases, which is extremely speculative, may determine the Debtors' liability for present and future asbestos claims.

     Recent developments in the Corporation's bankruptcy proceeding and a more detailed discussion of the Debtors' asbestos liabilities are addressed below. See also Note 2. Voluntary Reorganization Under Chapter 11 for additional information on the voluntary reorganization proceeding and potential federal legislation.

Developments in the Reorganization Proceeding: In 2002, the Debtors filed a motion requesting Judge Wolin to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease.

     The Official Committee of Asbestos Personal Injury Claimants opposed the substantive estimation hearings proposed by the Debtors. The committee contends that U.S. Gypsum's liability for present and future asbestos personal injury claims should be based on extrapolation from U.S. Gypsum's settlement history of such claims and not on litigating liability issues in the bankruptcy proceeding. The committee contends that the Bankruptcy Court does not have the power to exclude claimants who do not have objective evidence of asbestos-related disease if such claimants are compensated in the tort system outside of bankruptcy.

     The Debtors also filed a motion with Judge Wolin requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. The Debtors' motion on this voting issue has been stayed by order of Judge Wolin. It is expected that the Official Committee of Asbestos Personal Injury Claimants will oppose the Debtors' motion.

     In response to the Debtors' motion seeking substantive estimation of the Debtors' asbestos personal injury liability, Judge Wolin issued a Memorandum Opinion and Order (the "Order") on February 19, 2003, setting forth a procedure for estimating the Debtors' liability for present and future asbestos personal injury claims alleging cancer. The Order provides that the Court will set a bar date for the filing of asbestos personal injury claims alleging cancer and that the Court will hold an estimation hearing regarding these claims under 11 U.S.C.
Section 502(c), at which the "debtors will be permitted to present their defenses."

     The Order contemplates that after the estimation of the Debtors' liability for present and future cancer claims, the Court will determine whether the Debtors' liability for these claims exceeds the Debtors' assets. The Court notes that the Official Committee of Asbestos Personal Injury Claimants has asserted that the Debtors are insolvent and do not have sufficient assets to pay cancer claimants, without regard to the Debtors' liability for non-malignant asbestos personal injury claims. The Court further notes that the Debtors dispute this contention. According to the Order, the determination of whether the Debtors have sufficient assets to pay legitimate cancer claimants will guide the Court in determining whether the Debtors' resources should be spent resolving the issue of the validity of non-malignant claims where there is no objective evidence of asbestos-related disease.

     Judge Wolin has not yet set a timetable for implementation of the Order or a date for any hearing on estimation of the Debtors' liability for cancer claims. In conferences with the parties after issuing the Order, Judge Wolin made certain statements indicating that he may not implement the Order, and subsequently indicated that the bar date will be limited only to claimants alleging cancer who had filed a lawsuit against the Debtors as of the Filing.

     In November 2003, the Debtors and the committee representing unsecured creditors in the Chapter 11 Cases filed a motion to recuse, or remove, Judge Wolin from presiding over these cases. The motion states that Judge Wolin should remove himself from presiding over these cases because he has appointed and relied upon advisors to assist him in resolution of these cases who have conflicts of interest and he has had multiple private communications between or among certain parties to these cases, the advisors, and other unidentified persons, without all parties being present and having knowledge of these communications. Certain creditors in other asbestos-related bankruptcies assigned to Judge Wolin filed similar motions for removal. The motions for removal were opposed by the Official Committee of Asbestos Personal Injury Claimants and the legal representative for future claimants.

     Judge Wolin has ordered that all matters in the Chapter 11 Cases pending before him, including asbestos personal injury matters, be stayed until further order of the court. This stay does not apply to matters pending before Bankruptcy Judge Fitzgerald in the Chapter 11 Cases.

     On February 2, 2004, Judge Wolin issued a decision denying the motions for removal. The Debtors and the committee representing unsecured creditors are appealing the decision to the Third Circuit Court of Appeals. The outcome of the appeal is not known. If the Court of Appeals does not rule that Judge Wolin should be removed from the Debtors' cases, it is expected that Judge Wolin will continue to preside over the Debtors' cases and address the asbestos personal injury issues in those cases. If the Court of Appeals rules that Judge Wolin should be removed, it is expected that the Debtors' cases will be reassigned to another judge. The stay of proceedings ordered by Judge Wolin has not been lifted.

     As a result of these developments, the Corporation does not know whether estimation proceedings regarding the Debtors' liability for cancer claims will occur, what the timing or outcome of any such proceedings would be, what impact such proceedings would have on estimating the Debtors' liability for asbestos personal injury claims alleging other diseases, and whether any such estimation proceedings would lead to a negotiated resolution of the Debtors' asbestos personal injury liabilities. The Corporation also does not know whether the Court will ultimately address the validity and voting rights of non-malignant claims where there is no objective evidence of asbestos-related disease.

     With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. The Debtors continue to analyze and review the asbestos-related property damage claims received as of the claims bar date. Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors. Approximately 900 claims do not specify a damage amount. Most of the filed claims do not provide any evidence that the Debtors' products were ever installed in any of the buildings at issue, and some of the claims are duplicates of other claims.

     The Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the claims are barred by the applicable statutes of limitation, and the claims lack evidence that the claimants have any damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. Because of the preliminary nature of this process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

     The following is a summary of the Personal Injury and Property Damage Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

Personal Injury Cases: As reported by the Center for Claims Resolution (the "Center"), U.S. Gypsum was a defendant in more than 100,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that may be the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000.

     Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered and arranged for the defense and settlement of Personal Injury Cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulae. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement-sharing arrangement. Up until the Petition Date, the Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members.

     In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' law firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims (the "Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria and, with regard to those claims meeting established disease criteria, that the future clients agree to settle those claims for specified amounts. These Long-Term Settlements typically resolve claims for amounts consistent with historical per-claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceeding and plan of reorganization.

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

     During late 2000 and in 2001, following the bankruptcy filings of other defendants in asbestos personal injury litigation, plaintiffs substantially increased their settlement demands to U.S. Gypsum. In response to these increased settlement demands, U.S. Gypsum attempted to manage its asbestos liability by contesting, rather than settling, a greater number of cases that it believed to be non-meritorious. As a result, in the first and second quarters of 2001, U.S. Gypsum agreed to settle fewer Personal Injury Cases, but at a significantly higher cost per case.

     In the first half of 2001, up to the Petition Date, U.S. Gypsum closed approximately 18,900 Personal Injury Cases. In the first half of 2001, up to the Petition Date, U.S. Gypsum's total asbestos-related cash payments, including defense costs, were approximately $124 million, of which approximately $10 million was paid or reimbursed by insurance. A portion of these payments were for settlements agreed to in prior periods. As of March 31, 2001, U.S. Gypsum had estimated that cash expenditures for Personal Injury Cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.

     In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W Supply, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. Because of the small number of Personal Injury Cases against L&W Supply to date and the lack of development of the cases against L&W Supply, the Corporation does not have sufficient information at this time to predict as to how any plan of reorganization will address any asbestos-related liability of L&W Supply and whether any such liability will be limited to L&W Supply's role as a distributor of U.S. Gypsum products.

     One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceeding, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage. The Corporation expects that any asbestos-related liability of Beadex will be addressed in the plan of reorganization. However, because of the small number of Personal Injury Cases pending against Beadex to date, the Corporation does not have sufficient information at this time to predict as to how any plan of reorganization will address any asbestos-related liability of Beadex.

Property Damage Cases: As of the Petition Date, U.S. Gypsum was a defendant in 11 Property Damage Cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). As a result of the Filing, all Property Damage Cases are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the Property Damage Cases is discussed in Estimated Cost, below.

Insurance Coverage: As of December 31, 2003, U.S. Gypsum has an $11 million receivable relating to insurance remaining to cover asbestos-related costs. The insurance receivable is scheduled to be collected at various times through the next six months and is included in other current assets on the consolidated balance sheet.

Estimated Cost: In evaluating U.S. Gypsum's estimated asbestos liability prior to the Filing, the Corporation considered numerous uncertainties that made it difficult to estimate reliably U.S. Gypsum's asbestos liability in the tort system for both pending and future asbestos claims.

     In the Property Damage Cases, such uncertainties included, but were not limited to, the identification and volume of asbestos-containing products in the buildings at issue in each case, which is often disputed; the claimed damages; the viability of statute of limitations and other defenses; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.

     Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases are filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the continued solvency of other defendants and the possibility of additional bankruptcies; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation would be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

     In 2000, an independent actuarial study of U.S. Gypsum's current and potential future asbestos liabilities was completed. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

     As part of this analysis, the Corporation reviewed, among other things, the factors listed above as well as epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements; anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants; future defense costs; and allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

     Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10 percent of the reserve is attributable to defense and administrative costs. The reserve as of December 31, 2003, was $1,061 million.

     At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically have been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate the number of claims to be filed after 2003, or the liability associated with such claims.

     The Corporation believes that, as a result of the Filing and activities relating to potential federal legislation addressing asbestos personal injury claims, there is greater uncertainty in estimating the reasonably possible range of asbestos liability for pending and future claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. Among other things, these uncertainties include: (i) how the Long-Term Settlements will be treated in the bankruptcy proceeding and plan of reorganization and whether those settlements will be set aside; (ii) the number of asbestos claims that will be filed or addressed in the proceeding;
(iii) the number of future claims that will be estimated in connection with preparing a plan of reorganization; (iv) how claims for punitive damages and claims by persons with no objective evidence of asbestos-related disease will be treated and whether such claims will be allowed or compensated; (v) the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceeding; (vi) the results of any litigation proceedings in the Chapter 11 Cases regarding the estimated value of present and future asbestos personal injury claims alleging cancer or other diseases; (vii) the treatment of asbestos property damage claims in the bankruptcy proceeding; and (viii) the impact any relevant potential federal legislation may have on the proceeding. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

     As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. As the Chapter 11 Cases proceed, and the issues relating to estimation of the Debtors' asbestos liabilities are addressed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

Bond to Secure Certain Center Obligations: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of Personal Injury Cases and other obligations owed by U.S. Gypsum to the Center. The bond is secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by JPMorgan Chase Bank (formerly Chase Manhattan Bank) ("JPMorgan Chase") to Safeco. After the Filing, by a letter dated November 16, 2001, the Center made a demand to Safeco for payment of $15.7 million under the bond, and, by a letter dated December 28, 2001, the Center made a demand to Safeco for payment of approximately $127 million under the bond. The amounts for which the Center made demand were for the payment of, among other things, settlements of Personal Injury Cases that were entered into pre-petition. The total amount demanded by the Center under the bond, approximately $143 million, exceeds the original penal sum of the bond, which is $60.3 million. Safeco has not made any payment under the bond.

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

     On March 28, 2003, in response to the cross-motions for summary judgment, Judge Wolin issued an order and memorandum opinion which granted in part and denied in part the Center's motion for summary judgment. Although the court ruled that Safeco is not required to remit any surety bond proceeds to the Center at this time, the court stated that certain settlements that were completed before U.S. Gypsum's Petition Date likely are covered by the surety bond but that the bond does not cover settlement payments that were not yet completed as of the Petition Date. The court did not rule on whether the bond covers other disputed obligations and reserved these issues to a subsequent phase of the litigation. As a result of the court's decision, it is likely that, absent a settlement of this matter, some portion of the bond may be drawn but that the amount drawn may be substantially less than the full amount of the bond. To the extent that Safeco were to pay all or any portion of the bond, it is likely that Safeco would draw down the JPMorgan Chase letter of credit to cover the bond payment and JPMorgan Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding. This matter is stayed due to Judge Wolin's November 5, 2003, order.

Conclusion: There are many uncertainties associated with the resolution of the asbestos liability in the bankruptcy proceeding. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress and as issues relating to the estimation of the Debtors' asbestos liabilities are addressed. If such review results in the Debtors' estimate of the probable liability for present and future asbestos claims being different from the existing reserve, the reserve will be adjusted, and such adjustment could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

ENVIRONMENTAL LITIGATION

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Debtors have been given permission by the Bankruptcy Court to satisfy environmental obligations up to $12 million. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations.

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

     The Corporation has a Compliance Committee that focuses on disclosure controls and procedures. The Compliance Committee is comprised of senior level executives responsible for the identification and reporting of all significant business activities and events to management, the Board of Directors and stockholders of the Corporation.

     The Corporation's 2003 financial statements have been audited by Deloitte & Touche LLP, independent public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America and included consideration of the Corporation's internal control structure. Management has made available to Deloitte & Touche LLP all of the Corporation's financial records and related data, as well as minutes of the meetings of the Board of Directors. Management believes that all representations made to Deloitte & Touche LLP were valid and appropriate.

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

Richard H. Fleming
Executive Vice President and Chief Financial Officer

D. Rick Lowes
Vice President and Controller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of USG Corporation:

     We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the two years in the period ended December 31, 2003. Our audit also included the accompanying 2003 and 2002 financial statement schedules, Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit. The Corporation's consolidated statements of earnings, cash flows and stockholders' equity for the year ended December 31, 2001, prior to the addition of the transitional disclosures in Note 9, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements and included an explanatory paragraph in their report dated January 30, 2002 regarding matters that raised substantial doubt about the Corporation's ability to continue as a going concern.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, USG Corporation and certain subsidiaries voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001 (the "Filing"). The accompanying 2003 and 2002 financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Corporation; or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying 2003 and 2002 consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation, which, among other things, may lead to possible changes in the composition of the Corporation's business portfolio, as well as changes in the ownership of the Corporation. This uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 14, effective January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

     As discussed in Note 9, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and intangible assets upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     As discussed above, the consolidated financial statements of the Corporation as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other

Intangible Assets." We audited the transitional disclosures in Note 9. In our opinion, the transitional disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Corporation other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 10, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"). The report has not been reissued by Andersen. As discussed in
Note 9. Goodwill and Other Intangible Assets, the Corporation has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Andersen report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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

     The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Corporation voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001. Management's plans in regard to these matters are also described in Note 2. This action, which was taken primarily as a result of asbestos litigation as discussed in Note 20 to the consolidated financial statements, raises substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARTHUR ANDERSEN LLP
Chicago, Illinois

January 30, 2002

USG CORPORATION
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First              Second      Third     Fourth      Total
(millions, except per-share data)                     Quarter             Quarter    Quarter    Quarter     Year
------------------------------------------------------------------------------------------------------------------
2003
Net sales                                            $     862          $     914   $    963   $    927   $  3,666
Operating profit                                            35                 50         67         58        210
Net earnings                                                 6 (a)             31         39         46        122
Per Common Share:
Net earnings               - basic                        0.13               0.73       0.89       1.07       2.82
                           - diluted                      0.13               0.73       0.89       1.07       2.82
Price range (c)            - high                         9.04              22.33      23.72      18.86      23.72
                           - low                          3.78               4.16      13.05      14.20       3.78
------------------------------------------------------------------------------------------------------------------

2002
Net sales                                                  829                885        903        851      3,468
Operating profit                                            48                 80         75         55        258
Net earnings (loss)                                        (70) (d)            48         44         21         43
Per Common Share:
Net earnings (loss) (b)    - basic                       (1.62)              1.11       1.03       0.49       1.00
                           - diluted                     (1.62)              1.11       1.03       0.49       1.00
Price range (c)            - high                         9.13               8.00       7.00       9.00       9.13
                           - low                          5.71               5.50       3.85       3.30       3.30
------------------------------------------------------------------------------------------------------------------


(a) Includes a noncash, after-tax charge for asset retirement obligations of $16 million related to the adoption of SFAS No. 143. Earnings before cumulative effect of accounting change were $22 million, and basic and diluted net earnings per share were $0.50.

(b) The sum of the four quarters is not necessarily the same as the total for the year.

(c) Stock price ranges are for transactions on the New York Stock Exchange (trading symbol USG), which is the principal market for these securities. Stockholders of record as of January 30, 2004: Common - 4,113; Preferred - none.

(d) Includes a noncash, non-tax-deductible charge for goodwill impairment of $96 million related to the adoption of SFAS No. 142. Earnings before cumulative effect of accounting change were $26 million, and basic and diluted net earnings per share were $0.60.

USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)                                     Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                  2003         2002       2001        2000        1999
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
Net sales                                                       $  3,666    $  3,468    $  3,296    $  3,781    $  3,810
Cost of products sold                                              3,121       2,884       2,882       2,941       2,742
Selling and administrative expenses                                  324         312         279         309         338
Chapter 11 reorganization expenses                                    11          14          12          --          --
Provisions for impairment and restructuring                           --          --          33          50          --
Provision for asbestos claims                                         --          --          --         850          --
Operating profit (loss)                                              210         258          90        (369)        730
Interest expense                                                       6           8          33          52          53
Interest income                                                       (4)         (4)         (5)         (5)        (10)
Other (income) expense, net                                           (9)         (2)         10           4           3
Income taxes (benefit)                                                79         117          36        (161)        263
Earnings (loss) before cumulative effect of accounting change        138         139          16        (259)        421
Cumulative effect of accounting change                               (16)        (96)         --          --          --
Net earnings (loss)                                                  122          43          16        (259)        421
Net Earnings (Loss) Per Common Share:
   Cumulative effect of accounting change                          (0.37)      (2.22)         --          --          --
   Basic                                                            2.82        1.00        0.36       (5.62)       8.48
   Diluted                                                          2.82        1.00        0.36       (5.62)       8.39
------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (as of the end of the year):
Working capital                                                    1,084         939         914           4         350
Current ratio                                                       3.62        3.14        3.85        1.01        1.55
Property, plant and equipment, net                                 1,818       1,788       1,800       1,830       1,568
Total assets                                                       3,799       3,636       3,464       3,214       2,794
Total debt (a)                                                     1,007       1,007       1,007         711         593
Liabilities subject to compromise                                  2,243       2,272       2,311          --          --
Total stockholders' equity                                           689         535         491         464         867
------------------------------------------------------------------------------------------------------------------------

OTHER INFORMATION:
Capital expenditures                                                 111         100         109         380         426
Stock price per common share (b)                                   16.57        8.45        5.72       22.50       47.13
Cash dividends per common share                                       --          --       0.025        0.60        0.45
Average number of employees                                       13,900      14,100      14,300      14,900      14,300
------------------------------------------------------------------------------------------------------------------------

(a) Total debt as of December 31, 2003, 2002 and 2001, includes $1,005 million of debt classified as liabilities subject to compromise.

(b)  Stock price per common share reflects the final closing price of the year.

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            BEGINNING                                        ENDING
(millions)                                                   BALANCE       ADDITIONS (a) DEDUCTIONS (b)      BALANCE
--------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:

     Doubtful accounts                                         $14              $ 2           $ (4)            $12
     Cash discounts                                              3               50            (50)              3
--------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:

     Doubtful accounts                                          13                5             (4)             14
     Cash discounts                                              4               53            (54)              3
--------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001:

     Doubtful accounts                                          14                3             (4)             13
     Cash discounts                                              4               51            (51)              4
--------------------------------------------------------------------------------------------------------------------

(a)  Reflects provisions charged to earnings.

(b) Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Corporation's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting.

There was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 24, 2004, EXCEPT FOR THREE OFFICERS WHOSE POSITION HAS CHANGED EFFECTIVE MARCH 1, 2004)

                                                                                                PRESENT POSITION
NAME, AGE AND PRESENT POSITION          BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS             HELD SINCE
----------------------------------------------------------------------------------------------------------------
William C. Foote, 52                 Chairman and Chief Executive Officer to August 1999.         August 1999
Chairman, Chief Executive Officer
and President

Edward M. Bosowski, 49               Executive Vice President - Marketing, United States          March 2004
Executive Vice President, Marketing  Gypsum Company, to February 1999; President and Chief
and Corporate Strategy; President,   Executive Officer, United States Gypsum Company, to
USG International                    November 2000; President, Growth Initiatives and
                                     International, to February 2001. Senior Vice
                                     President, Marketing and Corporate Strategy;
                                     President, USG International to February 2004.

Stanley L. Ferguson, 51              Associate General Counsel to May 2000; Vice President        March 2004
Executive Vice President and General and General Counsel to May 2001. Senior Vice President
Counsel                              and General Counsel to February 2004.

Richard H. Fleming, 56               Senior Vice President and Chief Financial Officer to         February 1999
Executive Vice President and Chief   February 1999.
Financial Officer

                                                                                                PRESENT POSITION
NAME, AGE AND PRESENT POSITION          BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS             HELD SINCE
----------------------------------------------------------------------------------------------------------------
James S. Metcalf, 46                 Senior Vice President, Sales and Marketing, USG              March 2004
Executive Vice President;            Interiors, Inc., to March 1999; Executive Vice
President, Building Systems          President and Chief Operating Officer, L&W Supply
                                     Corporation, to March 2000; President and Chief
                                     Executive Officer, L&W Supply Corporation, to March
                                     2002. Senior Vice President; President, Building
                                     Systems to February 2004.

Raymond T. Belz, 63                  Vice President and Controller, USG Corporation, from         October 2002
Senior Vice President, Financial     January 1994 to February 1999; Vice President,
Operations                           Financial Operations, North American Gypsum
                                     and Worldwide Ceilings, from September 1996
                                     to February 1999; Senior Vice President and
                                     Controller, USG Corporation, from February
                                     1999 to October 2002.

Brian W. Burrows, 64                 Same position.                                               March 1987
Vice President, Research and
Technology

Brian J. Cook, 46                    Same position.                                               December 1998
Vice President, Human Resources

Marcia S. Kaminsky, 45               Same position.                                               October 1998
Vice President, Communications

Karen L. Leets, 47                   Home Office Director, Financial Markets, McDonald's          March 2003
Vice President and Treasurer         Corporation, to November 1999; Assistant Treasurer,
                                     McDonald's Corporation, to March 2003.

Michael C. Lorimer, 64               Vice President, Operations, L&W Supply Corporation, to       March 2002
Vice President; President and        March 2002.
Chief Operating Officer, L&W
Supply Corporation

D. Rick Lowes, 49                    Vice President and Treasurer, USG Corporation, to           October 2002
Vice President and Controller        October 2002.

Peter K. Maitland, 62                Director, Employee Benefits and Office Management, to        February 1999
Vice President, Compensation,        February 1999.
Benefits and Administration

Clarence B. Owen, 55                 President and Managing Director, Europe, USG                 January 2003
Vice President and Chief             Interiors, Inc., to March 1999; Senior Vice President,
Technology Officer                   International, USG Interiors, Inc., to May 2001; Vice
                                     President to May 2001; Vice President, International
                                     and Technology, to January 2003.

John Eric Schaal, 60                 Assistant General Counsel to August 2000; Associate          March 2002
Corporate Secretary and Associate    General Counsel to March 2002.
General Counsel

COMMITTEE CHARTERS AND CODE OF BUSINESS CONDUCT

The Corporation's code of business conduct and ethics (which applies to directors, officers and employees and is known as the Code of Business Conduct), its corporate governance guidelines, and the charters of committees of the board of directors, including the audit committee, governance committee, and compensation and organization committee, are available on the Corporation's website at www.usg.com. Shareholders may request a copy of this information by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. Any waivers of, or changes to, the Corporation's Code of Business Conduct that apply to the Corporation's executive officers, directors, or persons performing similar functions, will be promptly disclosed on the Corporation's website in the "Investors" section, as required by the Securities and Exchange Commission and the New York Stock Exchange.

Other information required by Item 10 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the Corporation's common stock that may be issued upon exercise of options, and rights associated with any such option exercises, under all of the Corporation's equity compensation plans as of December 31, 2003, including the Long-Term Incentive Plan and Omnibus Management Incentive Plan. Each of the plans was approved by the Corporation's stockholders.

                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                                                                                FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO          WEIGHTED AVERAGE                EQUITY COMPENSATION
                                BE ISSUED UPON EXERCISE         EXERCISE PRICE OF                 PLANS (EXCLUDING
                                 OF OUTSTANDING OPTIONS       OUTSTANDING OPTIONS AND          SECURITIES REPORTED IN
      PLAN CATEGORY                    AND RIGHTS                     RIGHTS                         COLUMN ONE)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders              2,600,375                     $34.89                          2,187,845
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by
stockholders                                  -                          -                                  -
----------------------------------------------------------------------------------------------------------------------
Total                                 2,600,375                      34.89                          2,187,845
----------------------------------------------------------------------------------------------------------------------

Other information required by Item 12 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is included in the Corporation's definitive Proxy Statement, which is incorporated herein by reference.

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

3.3* Amended and Restated By-Laws of USG Corporation, dated as of February 11, 2004.

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

10.5 First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's Annual Report on Form 10-K, dated February 26, 1999).

10.6 Second Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(f) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

10.7 Third Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's Annual Report on Form 10-K, dated March 5, 2001).

10.8 Fourth Amendment to Supplemental Retirement Plan, effective April 11, 2001 (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated March 31, 2001).

10.9 Fifth Amendment to Supplemental Retirement Plan, effective December 21, 2001 (incorporated by reference to Exhibit 10(i) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.10 Form of Termination Compensation Agreement, dated January 1, 2000 (incorporated by reference to Exhibit 10(e) of USG Corporation's Annual Report on Form 10-K, dated February 29, 2000).

10.11 Form of Indemnification Agreement (incorporated by reference to Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration Statement No. 33-51845 on Form S-1).

10.12 Form of Employment Agreement, dated January 1, 2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's Annual Report on Form 10-K, dated February 29, 2000).

10.13 Five-Year Credit Agreement, dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated August 7, 2000).

10.14 364-Day Credit Agreement, dated as of June 30, 2000, among USG Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated August 7, 2000).

10.15 Master Letter of Credit Agreement, Rider to Master Letter of Credit Agreement, and Related Pledge Agreement, Acknowledgement Agreement if Collateral Held at LaSalle Bank National Association Trust Department, LaSalle Bank National Association Trust Department Internal, Pledge Agreement between USG Corporation and LaSalle Bank National Association, dated June 11, 2003 (incorporated by reference to Exhibit 10 of USG Corporation's Form 10-Q, dated June 30, 2003).

10.16 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 31, 1995).

10.17 First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated November 6, 2000).

10.18*   2003 Annual Management Incentive Program - USG Corporation.

10.19 Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 28, 1997).

10.20 First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

10.21 Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG Corporation's Form 10-Q, dated November 6, 2000).

10.22 Amended and Restated Stock Compensation Program for Non-Employee Directors of USG Corporation, dated July 1, 1997 (incorporated by reference to Exhibit 10(q) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998).

10.23 Key Employee Retention Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(v) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.24 Senior Executive Severance Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(w) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.25 Revolving Credit and Guaranty Agreement, dated as of June 25, 2001, among USG Corporation and certain of its subsidiaries, as debtors, USG Foreign Investments, Ltd., as guarantor, and The Chase Manhattan Bank, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10(x) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.26 First Amendment to Revolving Credit and Guaranty Agreement, dated August 2, 2001 (incorporated by reference to Exhibit 10(y) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.27 Second Amendment to Revolving Credit and Guaranty Agreement, dated August 24, 2001 (incorporated by reference to Exhibit 10(z) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.28 Third Amendment to Revolving Credit and Guaranty Agreement, dated December 10, 2001 (incorporated by reference to Exhibit 10(aa) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.29 Fourth Amendment to Revolving Credit and Guaranty Agreement, dated August 9, 2002 (incorporated by reference to Exhibit 10.28 of USG Corporation's Annual Report on Form 10-K, dated February 27, 2003).

10.30 Security and Pledge Agreement, dated June 25, 2001, among USG Corporation and each of its direct and indirect subsidiaries party to the Credit Agreement, other than USG Foreign Investments, Ltd., and The Chase Manhattan Bank (incorporated by reference to Exhibit 10(ab) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.31 Second Amendment of USG Corporation Retirement Plan, dated December 21, 2001 (incorporated by reference to Exhibit 10(ac) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.32 Third Amendment of USG Corporation Retirement Plan, dated August 22, 2002 (incorporated by reference to Exhibit 10.31 of USG Corporation's Annual Report on Form 10-K, dated February 27, 2003).

LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT:

16.1 Letter of Arthur Andersen LLP regarding the change in certifying accountant, dated May 13, 2002 (incorporated by reference to Exhibit
         16.1 of USG Corporation's Form 8-K, dated May 13, 2002).

OTHER:

21*      Subsidiaries

23*      Consents of Experts and Counsel

24*      Power of Attorney

31.1*    Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive
         Officer

31.2*    Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial
         Officer

32.1*    Section 1350 Certifications of USG Corporation's Chief Executive
         Officer

32.2*    Section 1350 Certifications of USG Corporation's Chief Financial
         Officer

------------------------------

* Filed or furnished herewith

(b)  Reports on Form 8-K:

     On October 24, 2003, USG Corporation furnished the SEC a Form 8-K for the purpose of disclosing, under "Item 12. Results of Operations and Financial Condition," its press release containing earnings information for its third quarter of 2003.

     On November 12, 2003, USG Corporation filed with the SEC a Form 8-K for the purpose of disclosing, under "Item 5. Other Events," that its corporate code of business conduct adopted in response to the New York Stock Exchange Corporate Governance Rules and the Sarbanes-Oxley Act of 2002 could be found on its website at www.usg.com.

                      INDEX TO EXHIBITS FILED OR FURNISHED
                       WITH THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

EXHIBIT                                                                                              PAGE
-------                                                                                              ----
3.3      Amended and Restated By-Laws of USG Corporation                                              76

10.18    2003 Annual Management Incentive Program - USG Corporation                                   88

21       Subsidiaries                                                                                 94

23       Consent of Experts and Counsel                                                               95

24       Power of Attorney                                                                            96

31.1     Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive Officer                 97

31.2     Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial Officer                 98

32.1     Section 1350 Certifications of USG Corporation's Chief Executive Officer                     99

32.2     Section 1350 Certifications of USG Corporation's Chief Financial Officer                    100

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USG CORPORATION
February 24, 2004

                                       By:/s/ Richard H. Fleming
                                          ------------------------------------
                                          Richard H. Fleming
                                          Executive Vice President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William C. Foote                             February 24, 2004
-----------------------------------------------
WILLIAM C. FOOTE
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Richard H. Fleming                           February 24, 2004
-----------------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ D. Rick Lowes                                February 24, 2004
-----------------------------------------------
D. RICK LOWES
Vice President and Controller
(Principal Accounting Officer)

ROBERT L. BARNETT, KEITH A. BROWN,         )  By: /s/ Richard H. Fleming
                                              ---------------------------------
JAMES C. COTTING, LAWRENCE M. CRUTCHER,    )      Richard H. Fleming
W. DOUGLAS FORD, DAVID W. FOX,             )      Attorney-in-fact
VALERIE B. JARRETT, MARVIN E. LESSER,      )      Pursuant to Power of Attorney
JOHN B. SCHWEMM, JUDITH A. SPRIESER        )      (Exhibit 24 hereto)
Directors                                  )      February 24, 2004