Form 10-Q
period 2004-03-31
USG CORP
filed 2004-05-04
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )


As of March 31, 2004, 43,017,397 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
             Three Months Ended March 31, 2004 and 2003                                  3

        Consolidated Balance Sheets:
             As of March 31, 2004 and December 31, 2003                                  4

        Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2004 and 2003                                  5

        Notes to Consolidated Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                           37

Item 4. Controls and Procedures                                                         48

Report of Independent Public Accountants                                                49

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                               51

Item 6. Exhibits and Reports on Form 8-K                                                51

SIGNATURES                                                                              52

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                            -------------------------------
                                                                2004              2003
                                                            ------------      -------------
Net sales                                                   $      1,020      $        862
Cost of products sold                                                849               745
Selling and administrative expenses                                   77                80
Chapter 11 reorganization expenses                                     2                 2
                                                            ------------      ------------
Operating profit                                                      92                35
Interest expense                                                       1                 1
Interest income                                                       (1)               (1)
Other expense, net                                                     2                 -
                                                            ------------      ------------
Earnings before income taxes and cumulative
effect of accounting change                                           90                35

Income taxes                                                          33                13
                                                            ------------      ------------
Earnings before cumulative effect of accounting change                57                22

Cumulative effect of accounting change, net of tax                     -               (16)
                                                            ------------      ------------
Net earnings                                                          57                 6
                                                            ============      ============

EARNINGS PER COMMON SHARE:
    Basic and diluted before cumulative effect
    of accounting change                                            1.33              0.50

    Cumulative effect of accounting change                             -             (0.37)
                                                            ------------      ------------
    Basic and diluted                                               1.33              0.13
                                                            ============      ============

Dividends paid per common share                                        -                 -

Average common shares                                         43,022,719        43,137,883
Average diluted common shares                                 43,023,995        43,137,883

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                 AS OF             AS OF
                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2004             2003
                                                                                ---------       ------------
ASSETS
Current Assets:
Cash and cash equivalents                                                       $     629         $    700
Short-term marketable securities                                                       41               64
Restricted cash                                                                        19                7
Receivables (net of reserves - $16 and $15)                                           451              321
Inventories                                                                           304              280
Income taxes receivable                                                                25               26
Deferred income taxes                                                                  42               43
Other current assets                                                                   61               57
                                                                                ---------         --------
Total current assets                                                                1,572            1,498

Long-term marketable securities                                                       236              176
Property, plant and equipment (net of accumulated
    depreciation and depletion - $839 and $816)                                     1,804            1,818
Deferred income taxes                                                                 162              178
Goodwill                                                                               41               39
Other assets                                                                           83               90
                                                                                ---------         --------
Total Assets                                                                        3,898            3,799
                                                                                =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                      256              202
Accrued expenses                                                                      179              206
Current portion of long-term debt                                                       1                1
Income taxes payable                                                                   13                5
                                                                                ---------         --------
Total current liabilities                                                             449              414

Long-term debt                                                                          1                1
Deferred income taxes                                                                  23               23
Other liabilities                                                                     431              429
Liabilities subject to compromise                                                   2,242            2,243
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                                                         -                -
Common stock                                                                            5                5
Treasury stock                                                                       (258)            (258)
Capital received in excess of par value                                               414              414
Accumulated other comprehensive income (loss)                                           5               (1)
Retained earnings                                                                     586              529
                                                                                ---------         --------
Total stockholders' equity                                                            752              689
                                                                                ---------         --------
Total Liabilities and Stockholders' Equity                                          3,898            3,799
                                                                                =========         ========

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                        -----------------------
                                                                                          2004            2003
                                                                                        ---------       -------
OPERATING ACTIVITIES:
Net earnings                                                                            $      57       $     6
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                                                       -            16
   Depreciation, depletion and amortization                                                    28            25
   Deferred income taxes                                                                       12            12
   (Increase) decrease in working capital:
    Receivables                                                                              (130)          (71)
    Income taxes receivable                                                                     1             -
    Inventories                                                                               (24)          (16)
    Payables                                                                                   62            27
    Accrued expenses                                                                          (26)          (53)
(Increase) decrease in other assets                                                             6            (3)
Increase (decrease) in other liabilities                                                        2            (3)
Change in asbestos receivable                                                                  10            15
Decrease in liabilities subject to compromise                                                  (1)           (1)
Other, net                                                                                     (1)            1
                                                                                        ---------       -------
Net cash used for operating activities                                                         (4)          (45)
                                                                                        ---------       -------
INVESTING ACTIVITIES:
Capital expenditures                                                                          (20)          (17)
Purchases of marketable securities                                                           (115)          (32)
Sales or maturities of marketable securities                                                   78            37
Net proceeds from asset dispositions                                                            6             -
Acquisition of business                                                                        (4)            -
                                                                                        ---------       -------
Net cash used for investing activities                                                        (55)          (12)
                                                                                        ---------       -------
FINANCING ACTIVITIES:
Deposit of restricted cash                                                                    (12)            -
                                                                                        ---------       -------
Net cash used for financing activities                                                        (12)            -
                                                                                        ---------       -------
Net decrease in cash and cash equivalents                                                     (71)          (57)

Cash and cash equivalents at beginning of period                                              700           649
                                                                                        ---------       -------
Cash and cash equivalents at end of period                                                    629           592
                                                                                        =========       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                   -             -
Income taxes paid, net                                                                          8             4

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PREPARATION OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of USG Corporation ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2003 Annual Report on Form 10-K which was filed on February 24, 2004.

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

         The background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost are discussed in Note 13. Litigation.

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

         The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to propose a plan of reorganization and have filed a motion with the Bankruptcy Court requesting that the exclusive period be extended to September 1, 2004. The committee representing asbestos personal injury claimants and the legal representative for future asbestos claimants oppose this extension of exclusivity. The Court is expected to rule on the motion on May 24, 2004. By operation of bankruptcy law, the Debtors continue to have the exclusive right to propose a plan at least until such time as the Court rules on the Debtors' motion. The Debtors may seek one or more additional exclusivity extensions depending upon developments in the Chapter 11 Cases.

         The Debtors' Chapter 11 Cases, along with four other asbestos-related bankruptcy proceedings pending in the federal courts in the District of Delaware, have been assigned to Judge Alfred M. Wolin of the United States District Court for the District of New Jersey. Judge Wolin has indicated that he will handle all issues relating to asbestos personal injury claims. Other bankruptcy issues in the Chapter 11 Cases, including issues relating to asbestos property damage claims, will be addressed by Judge Judith K. Fitzgerald, a bankruptcy court judge sitting in the United States Bankruptcy Court for the District of Delaware.

         Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing unsecured creditors, were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed Mr. Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

         The Debtors and the committee representing unsecured creditors filed motions in November 2003 to remove Judge Wolin from the Chapter 11 Cases. The committee representing asbestos personal injury claimants and the legal representative for future asbestos claimants opposed these motions. On February 2, 2004, Judge Wolin denied the motions, and the Debtors and the unsecured creditors committee have appealed Judge Wolin's decision to the Third Circuit Court of Appeals. Additional information regarding these proceedings is discussed in Note 13. Litigation, under Developments in the Reorganization Proceeding.

         The plan of reorganization ultimately approved by the Bankruptcy Court in the Chapter 11 Cases may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by the Debtors to allow payment of present and future asbestos personal injury claims and demands. Under the Bankruptcy Code, a plan of reorganization creating a Section 524(g) trust may be confirmed only if 75% of the asbestos claimants who vote on the plan approve the plan. A plan of reorganization, including a plan creating a
         Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Bankruptcy Code are met.

         The Debtors also expect that the plan of reorganization will address the Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

         If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust, the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against the Debtors, their successors, and their affiliates, and channeling those claims to the trust for payment in whole or in part.

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

         A key factor in determining the recovery of pre-petition creditors and stockholders under any plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have advised the Court that is presiding over the Chapter 11 Cases that they believe the Debtors' liabilities for present and future asbestos claims exceed the value of the

         Debtors' assets and that the Debtors are insolvent. The Debtors have advised the Court that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued.

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

         In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continues until the date the Corporation emerges from bankruptcy, or June 30, 2004, whichever occurs first. Under the plan, participants receive semi-annual payments that began in January 2002. Expenses associated with this plan amounted to $2.7 million and $5.6 million in the first quarter of 2004 and 2003, respectively. The Corporation expects to propose a form of extension to the key employee retention plan beyond the current expiration date of June 30, 2004. Any such extension is subject to Bankruptcy Court approval.

         POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

         The Corporation has for many years actively supported proposals for federal legislation addressing asbestos personal injury claims. On April 7, 2004, the Fairness in Asbestos Injury Resolution Act of 2004 (Senate

         Bill 2290, the "FAIR Bill") was introduced in the United States Senate. The FAIR Bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

         The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust on a periodic basis to fund claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill. The nationally administered trust would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court during the life of the trust.

         In the FAIR Bill's current form, the amounts to be paid to the national fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that the national fund would terminate if it is determined that the money in the fund is not sufficient to compensate eligible claimants. In such a case, under the terms of the current FAIR Bill, the claimants and defendants would return to the federal court system to resolve claims not paid by the national fund. The text of the FAIR Bill as introduced in the Senate may be found at http://thomas.loc.gov (type in bill number "S.2290").

         Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and Debtors' Chapter 11 Cases.

         The outcome of the legislative process, however, is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Many labor organizations, including the AFL-CIO, as well as some Senators, have indicated that they oppose the FAIR Bill as introduced because, among other things, it does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill. Discussions continue regarding possible revisions to the FAIR Bill that would allow it to move forward, but it is unclear whether these discussions will produce agreements on key issues. It is likely that even if the FAIR Bill is enacted, the terms of the enacted legislation will be different from the current FAIR Bill, and those differences may be material to the FAIR Bill's impact on the Corporation.

         During the legislative process, the Corporation expects that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue, subject to developments in those cases. See Consequences of the Filing, above, and

         Note 13. Litigation.

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

         Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims), totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 260 claims totaling $29.5 million as duplicates; expunged 398 claims totaling $194.7 million as amended or superceded; allowed the reduction of 210 claims by a total of $2.6 million; and allowed the correction of the Debtors on 1,002 claims and the reclassification of 186 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims on an ongoing basis.

         The deadline to bring avoidance actions in the Chapter 11 Cases was June 25, 2003. Avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the committee representing the unsecured creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by the Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. The Bankruptcy Court also granted the committee's request to extend the time by which the summons and complaint are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases.

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

         The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 13. Litigation under Developments in the Reorganization Proceeding.

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

         The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, including liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note 13. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

         As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing and included in liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt.

         Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets as of March 31 consisted of the following items (dollars in millions):

                                                                           As of                   As of
                                                                         March 31,              December 31,
                                                                           2004                    2003
                                                                         -----------------------------------
Accounts payable                                                          $  163                   $   162
Accrued expenses                                                              43                        44
Debt                                                                       1,005                     1,005
Asbestos reserve                                                           1,061                     1,061
Other long-term liabilities                                                   13                        14
----------------------------------------------------------------------------------------------------------
Subtotal                                                                   2,285                     2,286
Elimination of intercompany accounts payable                                 (43)                      (43)
----------------------------------------------------------------------------------------------------------
Total liabilities subject to compromise                                    2,242                     2,243
==========================================================================================================

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

         As of March 31, 2004, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate

         Transactions of $295 million and $109 million, respectively.
         L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

         As of March 31, 2004, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $212 million and $178 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $16 million.

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

         CHAPTER 11 REORGANIZATION EXPENSES

         Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                                               Three Months ended March 31,
                                                               -----------------------------
                                                               2004                     2003
                                                               -----------------------------
Legal and financial advisory fees                              $  4                    $   4
Bankruptcy-related interest income                               (2)                      (2)
--------------------------------------------------------------------------------------------
Total chapter 11 reorganization expenses                          2                        2
============================================================================================

         INTEREST EXPENSE

         For the first quarter of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $17 million. From the Petition Date through March 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $203 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

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

         The condensed financial statements of the Debtors are presented as follows:

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ---------------------
                                                                    2004         2003
                                                                  --------     --------
Net sales                                                         $    918     $    781
Cost of products sold                                                  795          684
Selling and administrative expenses                                     65           69
Chapter 11 reorganization expenses                                       2            2
Interest expense                                                         1            1
Interest income                                                          -            -
Other income, net                                                        -           (2)
                                                                  --------     --------
Earnings before income taxes and cumulative effect of
accounting change                                                       55           27

Income taxes                                                            26           12
                                                                  --------     --------
Earnings before cumulative effect of accounting change                  29           15

Cumulative effect of accounting change                                   -          (13)
                                                                  --------     --------
Net earnings                                                            29            2
                                                                  ========     ========

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                  AS OF             AS OF
                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2004              2003
                                                                                ---------        ------------
ASSETS
Current Assets:
Cash and cash equivalents                                                       $    419         $      489
Short-term marketable securities                                                      41                 64
Restricted cash                                                                       19                  7
Receivables (net of reserves - $12 and $11)                                          383                276
Inventories                                                                          255                232
Income taxes receivable                                                               22                 21
Deferred income taxes                                                                 41                 41
Other current assets                                                                  50                 47
                                                                                --------         ----------
Total current assets                                                               1,230              1,177

Long-term marketable securities                                                      236                176
Property, plant and equipment (net of accumulated
  depreciation and depletion - $665 and $645)                                      1,570              1,576
Deferred income taxes                                                                162                178
Goodwill                                                                              41                 39
Other assets                                                                         339                358
                                                                                --------         ----------
Total Assets                                                                       3,578              3,504
                                                                                ========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                     223                168
Accrued expenses                                                                     159                186
Income taxes payable                                                                  13                  4
                                                                                --------         ----------
Total current liabilities                                                            395                358
Other liabilities                                                                    404                403
Liabilities subject to compromise                                                  2,242              2,243
Stockholders' Equity:
Preferred stock                                                                        -                  -
Common stock                                                                           5                  5
Treasury stock                                                                      (258)              (258)
Capital received in excess of par value                                              102                101
Accumulated other comprehensive income                                                15                  8
Retained earnings                                                                    673                644
                                                                                --------         ----------
Total stockholders' equity                                                           537                500
                                                                                --------         ----------
Total Liabilities and Stockholders' Equity                                         3,578              3,504
                                                                                ========         ==========

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                        ---------------------
                                                                                          2004         2003
                                                                                        ---------    --------
OPERATING ACTIVITIES:
Net earnings                                                                            $      29    $      2
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                                                       -          13
   Depreciation, depletion and amortization                                                    23          22
   Deferred income taxes                                                                       12          11
(Increase) decrease in working capital:
    Receivables                                                                              (107)        (58)
    Income taxes receivable                                                                    (1)          -
    Inventories                                                                               (23)        (15)
    Payables                                                                                   64          33
    Accrued expenses                                                                          (26)        (45)
(Increase) decrease in post-petition intercompany receivable                                   12          (7)
Decrease in other assets                                                                        7           2
Increase (decrease) increase in other liabilities                                               1          (5)
Change in asbestos receivables                                                                 10          15
Decrease in liabilities subject to compromise                                                  (1)         (1)
Other, net                                                                                     (1)         (1)
                                                                                        ---------    --------
Net cash used for operating activities                                                         (1)        (34)
                                                                                        ---------    --------
INVESTING ACTIVITIES:
Capital expenditures                                                                          (17)        (10)
Purchases of marketable securities                                                           (115)        (32)
Sale or maturities of marketable securities                                                    78          37
Net proceeds from asset dispositions                                                            1           -
Acquisition of business                                                                        (4)          -
                                                                                        ---------    --------
Net cash used for investing activities                                                        (57)         (5)
                                                                                        ---------    --------
FINANCING ACTIVITIES:
Deposit of restricted cash                                                                    (12)          -
                                                                                        ---------    --------
Net cash used for financing activities                                                        (12)          -
                                                                                        ---------    --------
Net decrease in cash and cash equivalents                                                     (70)        (39)

Cash and cash equivalents at beginning of period                                              489         478
                                                                                        ---------    --------
Cash and cash equivalents at end of period                                                    419         439
                                                                                        =========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                   -           1
Income taxes paid, net                                                                          4           -

(3)      EXIT ACTIVITIES

         In the fourth quarter of 2003, the Corporation recorded a charge of $3 million pretax ($2 million after-tax) for severance related to a salaried workforce reduction of approximately 70 employees. An additional 56 open positions were eliminated. Payments totaling $1 million were made in the fourth quarter of 2003, and a reserve of $2 million was included in accrued expenses on the consolidated balance sheet as of December 31, 2003. The remaining payments of $2 million were made in the first quarter of 2004.

(4)      EARNINGS PER SHARE

         Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. Diluted earnings per share exclude the potential exercise of outstanding stock options for any period in which such exercise would have an anti-dilutive effect. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):

                                                                                               Weighted
                                                                                               Average
                                                           Net             Shares             Per-Share
Three Months Ended March 31,                            Earnings            (000)               Amount
-------------------------------------------------------------------------------------------------------
2004:
Basic earnings                                            $ 57             43,023              $   1.33
Dilutive effect of stock options                                                1
-------------------------------------------------------------------------------------------------------
Diluted earnings                                            57             43,024                  1.33
=======================================================================================================
2003:
Basic earnings                                               6             43,138                  0.13
Dilutive effect of stock options                                                -
-------------------------------------------------------------------------------------------------------
Diluted earnings                                             6             43,138                  0.13
=======================================================================================================

(5)      MARKETABLE SECURITIES

         As of March 31, 2004 and 2003, the Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                                                           2004                   2003
                                                                     ----------------------------------------
                                                                     Amortized              Amortized
                                                                       Cost       FMV          Cost      FMV
                                                                     ----------------------------------------
Asset-backed securities                                              $  116     $ 117        $   72     $  72
U.S. government and agency securities                                    88        88            55        55
Municipal securities                                                     29        29            30        30
Corporate securities                                                     43        43             6         6
Time deposits                                                             -         -            13        13
-------------------------------------------------------------------------------------------------------------
Total marketable securities                                             276       277           176       176
=============================================================================================================

         Contractual maturities of marketable securities as of March 31, 2004, were as follows (dollars in millions):

                                                                                                      Fair
                                                                                 Amortized           Market
                                                                                   Cost               Value
                                                                                 ---------------------------
Due in 1 year or less                                                             $    41           $    41
Due in 1-5 years                                                                       63                63
Due in 5-10 years                                                                      17                17
Due after 10 years                                                                     39                39
-----------------------------------------------------------------------------------------------------------
                                                                                      160               160
Asset-backed securities                                                               116               117
-----------------------------------------------------------------------------------------------------------
Total marketable securities                                                           276               277
===========================================================================================================

         The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

         The Corporation had investments in marketable securities with a fair market value of $40 million that were in an unrealized loss position for less than 12 months as of March 31, 2004. These investments were in the following types of securities: $15 million in asset-backed securities, $6 million in government and agency securities and $19 million in corporate securities. The Corporation also had $1 million in government and agency securities that had been in a continuous loss position for a period greater than 12 months as of March 31, 2004. The aggregate amounts of both types of unrealized loss positions were not material.

(6)      ASSET RETIREMENT OBLIGATIONS

         On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact to the Corporation of adopting SFAS No. 143 was an increase in assets of $14 million, which included a $12 million increase in deferred tax assets, and an increase in liabilities of $30 million, which included a $1 million increase in deferred tax liabilities. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. The liability for asset retirement obligations was $35 million as of March 31, 2004, and December 31, 2003.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Total goodwill amounted to $41 million as of March 31, 2004, and $39 million as of December 31, 2003. Goodwill increased by $2 million during the first quarter of 2004 as a result of a business acquisition during the quarter.

         Other intangible assets amounted to $2 million as of March 31, 2004, and December 31, 2003. As of March 31, 2004, $1 million of this amount was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheet.

(8)      DERIVATIVE INSTRUMENTS

         The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness recorded in the first quarter of 2004 amounted to income of $600,000.

         COMMODITY DERIVATIVE INSTRUMENTS

         The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. The current contracts, all of which mature by December 31, 2005, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. As of March 31, 2004, the fair value of these swap contracts, which remained in accumulated other comprehensive income (loss), was $22 million ($14 million after-tax).

         FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

         The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non U.S. currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of March 31, 2004, the Corporation had no such foreign currency contracts.

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

(9)      COMPREHENSIVE INCOME

         The components of comprehensive income are summarized in the following table (dollars in millions):

                                                                                           Three Months
                                                                                          ended March 31
                                                                                    ------------------------
                                                                                        2004          2003
                                                                                    ------------------------
Net earnings                                                                        $        57      $     6
------------------------------------------------------------------------------------------------------------
Pretax gain (loss) on derivatives                                                            13            -
Income tax benefit (expense)                                                                 (5)           -
------------------------------------------------------------------------------------------------------------
After-tax gain (loss) on derivative                                                           8            -
------------------------------------------------------------------------------------------------------------
Deferred currency translation                                                                (2)          11
------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
  securities                                                                                  -            -
------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                   63           17
============================================================================================================

         There was no tax impact on the foreign currency translation adjustments.

         The components of accumulated other comprehensive income (loss) included on the consolidated balance sheets are summarized in the following table (dollars in millions):

                                                                                 As of            As of
                                                                               March 31,        December 31,
                                                                                 2004              2003
                                                                               -----------------------------
Gain on derivatives, net of tax                                                 $   18            $   10
Deferred currency translation                                                      (10)               (8)
Minimum pension liability, net of tax                                               (3)               (3)
Unrealized gain (loss) on marketable securities                                      -                 -
--------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                  5                (1)
========================================================================================================

         During the first quarter of 2004, accumulated net after-tax gains of $3 million ($5 million pretax) on derivatives were reclassified from accumulated other comprehensive income (loss) to earnings. As of March 31, 2004, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive income
         (loss) into earnings is $16 million.

(10)     EMPLOYEE RETIREMENT PLANS

         The Corporation adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" in December 2003. In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $8 million during the first quarter of 2004 and expect to contribute cash of approximately $72 million during the full year 2004 to their pension plans.

         The components of net pension and postretirement benefits costs for the three months ended March 31, 2004 and 2003 are summarized in the following table (dollars in millions):

                                                                                        Three Months
                                                                                       ended March 31
                                                                                 -------------------------
                                                                                  2004              2003
                                                                                 -------------------------
PENSION:
Service cost of benefits earned                                                  $   7              $   5
Interest cost on projected
    benefit obligation                                                              13                 13
Expected return on plan assets                                                     (13)               (13)
Net amortization                                                                     5                  3
---------------------------------------------------------------------------------------------------------
Net cost                                                                            12                  8
=========================================================================================================

POSTRETIREMENT:
Service cost of benefits earned                                                  $   4              $   3
Interest cost on projected
    benefit obligation                                                               5                  5
---------------------------------------------------------------------------------------------------------
Net cost                                                                             9                  8
=========================================================================================================

(11)     STOCK-BASED COMPENSATION

         The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," net earnings and net earnings per common share would have changed to the following pro forma amounts (dollars in millions, except per-share data):

                                                                                          Three Months
                                                                                        ended March 31,
                                                                                    -----------------------
                                                                                     2004             2003
                                                                                    -----------------------
NET EARNINGS:
Net Earnings: As reported                                                           $  57            $   6
Deduct: Fair value method of stock
          -based employee compensation
          expense, net of tax                                                           -                -
----------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                                 57                6
==========================================================================================================

BASIC AND DILUTED EARNINGS PER SHARE:
As reported                                                                          1.33             0.13
Pro forma                                                                            1.33             0.13
==========================================================================================================

         Subsequent to the Filing, no stock option grants have been issued.

         As of March 31, 2004, common shares totaling 2,346,500 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,544,720 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(12)     OPERATING SEGMENTS

         The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and joint compounds, DUROCK(R) brand cement board and other related building products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. Operating segment results were as follows (dollars in millions):

                                                         Net Sales                      Operating Profit
-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                       2004            2003             2004              2003
-------------------------------------------------------------------------------------------------------------
North American Gypsum                            $  639           $  542           $   81            $   38
Worldwide Ceilings                                  166              147               15                 8
Building Products Distribution                      362              295               14                 8
Eliminations                                       (147)            (122)               -                 1
Corporate                                             -                -              (16)              (18)
Chapter 11 reorganization expenses                    -                -               (2)               (2)
-----------------------------------------------------------------------------------------------------------
Total                                             1,020              862               92                35
===========================================================================================================

(13)     LITIGATION

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

         Recent developments in the Corporation's bankruptcy proceeding and a more detailed discussion of the Debtors' asbestos liabilities are addressed below. See also Note 2. Voluntary Reorganization Under Chapter 11, above, for additional information on the voluntary reorganization proceeding and potential federal legislation.

         DEVELOPMENTS IN THE REORGANIZATION PROCEEDING: In 2002, the Debtors filed a motion requesting Judge Wolin, who is presiding over the Debtors Chapter 11 Cases, to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease.

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

         On February 2, 2004, Judge Wolin issued a decision denying the motions for removal. The Debtors and the committee representing unsecured creditors have appealed the decision to the Third Circuit Court of Appeals. The outcome of the appeal is not known. If the Court of Appeals does not rule that Judge Wolin should be removed from the Debtors' cases, it is expected that Judge Wolin will continue to preside over the Debtors' cases and address the asbestos personal injury issues in those cases. If the Court of Appeals rules that Judge Wolin should be removed, it is expected that the Debtors' cases will be reassigned to another judge. The stay of proceedings ordered by Judge Wolin has not been lifted.

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

         The Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the claims are barred by the applicable statutes of limitation, and the claims lack evidence that the claimants have any damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. The Debtors have begun this process by issuing written notices to claimants that failed to provide evidence that any of the Debtors' products were ever installed in the buildings at issue. To date, the Debtors have issued these deficiency notices with regard to more than 1,200 buildings and expect to issue additional notices. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

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

         In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W Supply, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. Because of the small number of Personal Injury Cases against L&W Supply to date and the lack of development of the cases against L&W Supply, the Corporation does not have sufficient information at this time to predict how any plan of reorganization will address any asbestos-related liability of L&W Supply.

         One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceeding, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage. The Corporation expects that any asbestos-related liability of Beadex will be addressed in the plan of reorganization. However, because of the small number of Personal Injury Cases pending against Beadex to date, the Corporation does not have sufficient information at this time to predict how any plan of reorganization will address any asbestos-related liability of Beadex.

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

         INSURANCE COVERAGE: As of March 31, 2004, U.S. Gypsum had an $800,000 receivable relating to insurance remaining to cover asbestos-related costs. This insurance receivable, included in other current assets on the consolidated balance sheet, was collected in April 2004.

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

         Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs.

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

         As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of March 31, 2004, which was determined based on claims expected to be filed against U.S. Gypsum through 2003, was $1,061 million. As the Chapter 11 Cases and legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors") are currently operating under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), an action taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. To properly understand the Corporation and its businesses, investors, creditors or other readers of this report should first understand the nature of this voluntary reorganization process under chapter 11 and the potential impacts the reorganization may have on their rights and interests in the Corporation as described in more detail below. At this point, there is great uncertainty as to the amount of the Debtors' asbestos-related liability and thus the value of any recovery for pre-petition creditors or stockholders under any final plan of reorganization. No plan of reorganization has thus far been proposed.

The Corporation had $925 million of cash, cash equivalents, restricted cash and marketable securities as of March 31, 2004, and management believes that this available liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses throughout the chapter 11 proceedings.

The Corporation's net sales for the first quarter of 2004 were a record level for any quarter in its history and represented an 18% increase from the same period in 2003. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in the first quarter 2004 due to strength in the new housing and repair and remodel markets in the United States. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in the first quarter and are expected to continue at relatively high levels throughout the remainder of 2004. Industry utilization rates exceeded 90% in the first quarter resulting in a rise of market selling prices for gypsum wallboard. U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was up 14% versus the first quarter of 2003. The Corporation's Worldwide Ceilings operating segment also reported increased first quarter sales as compared with the same period in 2003 primarily due to increased nonresidential repair and remodel activity in the United States, new sales and distribution policies and a surge in sales of ceiling grid. Some grid customers increased purchases in anticipation of reduced supply and higher grid prices associated with a global shortage of steel and the related rise in the cost of steel.

The Corporation's gross margin was 16.8% in the first quarter of 2004, up from 13.6% in the first quarter of 2003. Gross margin improved as a result of increased shipments and higher selling prices for all major product lines. However, costs related to natural gas, employee benefits (pension and medical insurance for active employees and retirees), other insurance, and wastepaper used in the manufacture of gypsum wallboard continued to rise in the first quarter and are expected to partially offset price improvement gains in 2004.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. These bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to propose a plan of reorganization and have filed a motion with the Bankruptcy Court requesting that the exclusive period be extended to September 1, 2004. The committee representing asbestos personal injury claimants and the legal representative for future asbestos claimants oppose this extension of exclusivity. The Court is expected to rule on the motion on May 24, 2004. By operation of bankruptcy law, the Debtors continue to have the exclusive right to propose a plan at least until such time as the Court rules on the Debtors' motion. The Debtors may seek one or more additional exclusivity extensions depending upon developments in the Chapter 11 Cases.

A key factor in determining the recovery of pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. At this time, there is substantial uncertainty as to the amount that will be required to resolve these asbestos claims and thus whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization.

Our Annual Report on Form 10-K, filed February 24, 2004, discusses the background and principal impacts of the Filing as well as potential federal legislation regarding asbestos personal injury claims. During 2004, there have been developments regarding potential federal legislation. On April 7, 2004, the Fairness in Asbestos Injury Resolution Act of 2004 (Senate Bill 2290, the "FAIR Bill") was introduced in the United States Senate. The FAIR Bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust on a periodic basis to fund claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill. The nationally administered trust would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court during the life of the trust.

In the FAIR Bill's current form, the amounts to be paid to the national fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that the national fund would terminate if it is determined that the money in the fund is not sufficient to compensate eligible claimants. In such a case, under the terms of the current FAIR Bill, the claimants and defendants would return to the federal court system to resolve claims not paid by the national fund. The text of the FAIR Bill as introduced in the Senate may be found at http://thomas.loc.gov (type in bill number "S. 2290").

Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtor's asbestos personal injury liability and Debtors' Chapter 11 Cases.

The outcome of the legislative process, however, is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Many labor organizations, including the AFL-CIO, as well as some Senators, have indicated that they oppose the FAIR Bill as introduced because, among other things, it does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill. Discussions continue regarding possible revisions to the FAIR Bill that would allow it to move forward, but it is unclear whether these discussions will produce agreements on key issues. It is likely that even if the FAIR Bill is enacted, the terms of the enacted legislation will be different from the current FAIR Bill, and those differences may be material to the FAIR Bill's impact on the Corporation.

During the legislative process, the Corporation expects that the Chapter 11 Cases, including the proceedings regarding estimation of the Corporation's asbestos personal injury liabilities, will continue, subject to developments in those cases. See Item 1, Note 13. Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding, and estimated cost.

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Item 1. Note 2. Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the first quarter of 2004 totaled $1,020 million, a record for any quarter in the Corporation's history and an 18% increase from $862 million in the first quarter of 2003. Net sales increased for all three of the Corporation's operating segments primarily due to increased shipments and higher selling prices for all major product lines. See Core Business Results of Operations below for an explanation of product line results by segment.

COST OF PRODUCTS SOLD

Cost of products sold in the first quarter of 2004 was $849 million, up 14% from $745 million a year ago. Key factors for this variation were increased product volume and higher costs related to natural gas, employee benefits (pension and medical insurance for active employees and retirees), other insurance, and wastepaper used in the manufacture of gypsum wallboard.

GROSS PROFIT

Gross profit (net sales less cost of products sold) in the first quarter of 2004 was $171 million, a 46% increase from $117 million in the first quarter of 2003. Gross margin (gross profit as a percent of net sales) was 16.8% in the first quarter of 2004, up from 13.6% in the first quarter of 2003.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the first quarter of 2004 were $77 million, down 4% from $80 million in the first quarter of 2003. This reduction primarily reflected a lower accrual related to the Bankruptcy Court-approved key employee retention plan, the impact of a fourth quarter 2003 salaried workforce reduction program and other cost-reduction initiatives that have resulted in lower overall expenses. These favorable factors were offset in part by higher employee benefit costs (pension and medical insurance for active employees and retirees). As a percent of net sales, selling and administrative expenses were 7.5% in the first quarter of 2004, down from 9.3% in the comparable 2003 period.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with the Filing, the Corporation recorded chapter 11 reorganization expenses of $2 million in the first quarter of 2004 and 2003. For both periods, these expenses consisted of legal and financial advisory fees of $4 million, partially offset by bankruptcy-related interest income of $2 million.

OPERATING PROFIT

Operating profit in the first quarter of 2004 was $92 million compared with $35 million in the first quarter of 2003.

INTEREST EXPENSE

Interest expense of $1 million was incurred in the first quarter of 2004 and 2003. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. For the first quarter of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $17 million. From the Petition Date through March 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $203 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy related interest income of $1 million was recorded in the first quarter of 2004 and 2003.

INCOME TAXES

Income tax expense amounted to $33 million and $13 million in the first quarter of 2004 and 2003, respectively. The effective tax rates were 36.6% and 38.5% for the respective periods. The decrease in the effective tax rate was primarily due to a reduction in the Corporation's tax reserves resulting from the application of recently finalized IRS regulations to the Chapter 11 reorganization expenses incurred by the Corporation through 2003.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A non-cash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. See Item 1. Note 6. Asset Retirement Obligations for additional information related to the adoption of SFAS No. 143.

NET EARNINGS

Net earnings in the first quarter of 2004 were $57 million, or $1.33 per diluted share. First quarter of 2003 net earnings were $6 million, or $0.13 per diluted share.

CORE BUSINESS RESULTS OF OPERATIONS

(dollars in millions)                                           Net Sales                    Operating Profit
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2004              2003            2004              2003
-------------------------------------------------------------------------------------------------------------------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                                  $     574         $     496        $      61         $      30
CGC Inc. (gypsum)                                           73                57               13                 5
Other subsidiaries*                                         36                28                7                 3
Eliminations                                               (44)              (39)               -                 -
-------------------------------------------------------------------------------------------------------------------
Total                                                      639               542               81                38
-------------------------------------------------------------------------------------------------------------------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                                        120               110               12                 6
USG International                                           46                40                1                 1
CGC Inc. (ceilings)                                         13                10                2                 1
Eliminations                                               (13)              (13)               -                 -
-------------------------------------------------------------------------------------------------------------------
Total                                                      166               147               15                 8
-------------------------------------------------------------------------------------------------------------------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                                     362               295               14                 8
-------------------------------------------------------------------------------------------------------------------
Corporate                                                    -                 -              (16)              (18)
Chapter 11 reorganization expenses                           -                 -               (2)               (2)
Eliminations                                              (147)             (122)               -                 1
-------------------------------------------------------------------------------------------------------------------
Total USG Corporation                                    1,020               862               92                35
===================================================================================================================

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $639 million increased 18% from the first quarter of 2003, while operating profit more than doubled to $81 million.

Net sales for U.S. Gypsum increased $78 million, or 16%, compared with the first quarter of 2003, while operating profit rose $31 million, or 103%. These increases primarily reflected record shipments of SHEETROCK(R) brand gypsum wallboard and joint compounds and higher selling prices for SHEETROCK(R) brand gypsum wallboard. The company also reported higher sales of DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels compared with the first quarter of last year.

U.S. Gypsum sold 2.7 billion square feet of SHEETROCK(R) brand gypsum wallboard during the first quarter of 2004, a record for any quarter and an 8% increase from 2.5 billion square feet sold in the first quarter of 2003. U.S. Gypsum's wallboard plants operated at 93% of capacity in the first quarter of 2004 compared with 89% in the first quarter of 2003. Industry shipments of gypsum wallboard were up approximately 10% from the first quarter of 2003.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $110.33 per thousand square feet in the first quarter of 2004. This price was up 14% from $97.13 in the first quarter of 2003 and up 4% from $106.01 in the fourth quarter of 2003.

The improved pricing and record shipments for gypsum wallboard more than offset the unfavorable effects of higher costs for wastepaper (the primary raw material of wallboard paper), natural gas (a major source of energy for the company) and employee benefits. Natural gas costs for the first quarter were up over 14% versus the prior-year period. However, improved production efficiencies at the company's gypsum wallboard plants offset a portion of the cost increase.

Net sales for the gypsum business of Canada-based CGC Inc. increased 28% and operating profit more than doubled to $13 million, as compared with the first quarter of 2003. These results were primarily attributable to record shipments and higher selling prices for SHEETROCK(R) brand gypsum wallboard and joint compounds and a stronger Canadian dollar.

WORLDWIDE CEILINGS

Net sales of $166 million increased 13%, while operating profit of $15 million rose 88% from the first quarter of 2003.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported a $10 million, or 9%, increase in net sales compared with the first quarter of 2003, while operating profit doubled to $12 million. Increased shipments and higher selling prices for ceiling grid and ceiling tile reflected an increase in repair and remodel activity within the U.S. nonresidential construction market as well as the impact of the company's new sales and distribution policies. In addition, concerns over the shortage of steel and related increase in steel costs caused a surge in demand for ceiling grid during the first quarter of 2004. It is unclear how long the higher level of demand for ceiling grid will continue, but the Corporation anticipates that such demand will moderate as the year progresses. The Corporation also expects the cost of steel used in the manufacture of ceiling grid to rise significantly in 2004 due to the global shortage of steel.

Net sales for USG International improved 15% compared with the first quarter of 2003, primarily due to increased demand for ceiling grid and tile in Europe and Latin America. However, operating profit of $1 million was unchanged. During the first quarter of 2004, the Corporation completed the sale of the Aubange, Belgium, ceiling tile plant. The Aubange plant was shutdown in the fourth quarter of 2002.

The ceilings business of CGC Inc. reported a $3 million increase in net sales and a $1 million increase in operating profit for the first quarter of 2004.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, reported net sales of $362 million, a first quarter record and a 23% increase versus the first quarter of 2003. Operating profit for the company rose to $14 million from $8 million. These increases reflect record first quarter shipments of gypsum wallboard and complementary building products, such as drywall metal, ceiling products, joint compound and roofing. Shipments of L&W Supply's gypsum wallboard were up 13% versus the first quarter of 2003, while selling prices increased 8%.

L&W Supply operated 184 locations in the United States as of March 31, 2004, compared with 181 locations as of March 31, 2003.

MARKET CONDITIONS AND OUTLOOK

The gypsum industry experienced a record level of wallboard shipments in the first quarter of 2004 attributable to continued strength in the new housing and the residential remodeling markets. Industry utilization rates exceeded 90% in the first quarter resulting in a rise of market selling prices for gypsum wallboard.

However, the overall outlook for the remainder of the year is mixed. The strength of the residential market is expected to continue, although the exceptional strength of the first quarter may abate as the year progresses. The level of demand will depend on the direction of demand factors such as consumer confidence, interest rates and home affordability. Commercial construction, the principal market for the Corporation's ceilings products, continues to be affected by high office vacancy rates.

In addition, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials and increased employee benefits and insurance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2004, the Corporation had $925 million of cash, cash equivalents, restricted cash and marketable securities, of which $210 million of cash and cash equivalents was held by non-Debtor subsidiaries. The total amount of $925 million was down $22 million, or 2%, from $947 million as of December 31, 2003, primarily due to payments of customer rebates and employee incentive compensation in the first quarter and other seasonal working capital needs. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $17 million in the first quarter of 2004 and $203 million since the Petition Date.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents decreased $71 million during the first quarter of 2004. The primary source of cash in the first quarter of 2004 was earnings from operations. Primary uses of cash were: (i) working capital of $117 million (primarily the aforementioned customer rebates, employee incentive compensation and other seasonal needs),
(ii) net purchases of marketable securities of $37 million, (iii) capital spending of $20 million, (iv) the designation of $12 million as restricted cash representing cash collateral to support outstanding letters of credit, and (v) the use of $4 million for an acquisition.

Comparing the first quarter of 2004 with the first quarter of 2003, net cash used for operating activities was $4 million in the 2004 period compared with $45 million a year ago. This variation was primarily attributable to the increase in first quarter 2004 earnings from operations. Net cash used for investing activities increased to $55 million from $12 million primarily due to first quarter 2004 net purchases of marketable securities. Net cash used for financing activities amounted to $12 million during the first quarter of 2004 due to restricted cash associated with letters of credit issued primarily in relation to purchases of steel from foreign suppliers.

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of March 31, 2004, amounted to $1,123 million, and the ratio of current assets to current liabilities was 3.50-to-1. As of December 31, 2003, working capital amounted to $1,084 million, and the ratio of current assets to current liabilities was 3.62-to-1.

Receivables increased to $451 million as of March 31, 2004, from $321 million as of December 31, 2003, primarily reflecting a 31% increase in net sales for the month of March 2004 as compared with December 2003. Inventories and payables also were up from December 31, 2003, primarily due to the increased level of business. Inventories increased to $304 million from $280 million, and accounts payable increased to $256 million from $202 million. Accrued expenses declined to $179 million from $206 million as of December 31, 2003, primarily due to the payment of employee incentive compensation during the first quarter.

MARKETABLE SECURITIES

As of March 31, 2004, $277 million was invested in marketable securities, up $37 million from $240 million as of December 31, 2003. Of the first quarter 2004 amount, $236 million was invested in long-term marketable securities and $41 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheet.

CAPITAL EXPENDITURES

Capital spending amounted to $20 million in the first quarter of 2004, compared with $17 million in 2003. As of March 31, 2004, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $124 million, compared with $51 million as of March 31, 2003.

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

LETTERS OF CREDIT

In June 2003, the Corporation entered into a three-year, $100 million credit agreement with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of March 31, 2004, $17 million of letters of credit, which are cash collateralized at 103%, were outstanding.

As of March 31, 2004, $1 million of standby letters of credit remained outstanding under a prior debtor-in-possession financing facility. Following the termination of such financing facility in June 2003, the Corporation has been required to cash collateralize 105% of these outstanding letters of credit until the letters of credit either expire or are returned by the beneficiary.

As of March 31, 2004, a total of $19 million in cash collateral was posted to back up letters of credit as indicated above and was reported as restricted cash on the consolidated balance sheet.

DEBT

As of March 31, 2004, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2003, levels and do not include any accruals for post-petition contractual interest expense.

EXIT ACTIVITIES

In the fourth quarter of 2003, the Corporation recorded a charge of $3 million pretax ($2 million after-tax) for severance related to a salaried workforce reduction of approximately 70 employees. An additional 56 open positions were eliminated. Payments totaling $1 million were made in the fourth quarter of 2003, and a reserve of $2 million was included in accrued expenses on the consolidated balance sheet as of December 31, 2003. The remaining payments of $2 million were made in the first quarter of 2004.

OTHER MATTERS

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against the Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. See Item 1. Note
13. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations. See Item 1. Note 13. Litigation for additional information on environmental litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2003 Annual Report on Form 10-K, which was filed on February 24, 2004, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first three months of 2004.

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of earnings and cash flows for each of the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years then ended (not presented herein); and in our report dated February 10, 2004 we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning (i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern; (ii) changes in methods of accounting for asset retirement obligations and goodwill and other intangible assets due to the Corporation's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2003, and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002; and (iii) the application of proecdures relating to certain disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 13 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation, which, among other things, may lead to possible changes in the composition of the Corporation's business portfolio, as well as changes in the ownership of the Corporation. This uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 13 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 28, 2004

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Note 13. Litigation for information concerning the asbestos and related bankruptcy litigation and environmental litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

         31.1 Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive Officer

         31.2 Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial Officer

         32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer

         32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer

(b)      Reports on Form 8-K:

         On February 4, 2004, the Corporation furnished to the SEC a Form 8-K for the purpose of disclosing, under "Item 12. Results of Operations and Financial Condition," its press release containing earnings release information for its fourth quarter of 2003.

         On February 17, 2004, the Corporation furnished to the SEC a Form 8-K for the purpose of disclosing, under "Item 5. Other Events," its amended by-laws and the charters of its Audit, Governance and Compensation and Organization Committees of the Board of Directors.

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

May 4, 2004