Form 10-Q
period 2004-06-30
USG CORP
filed 2004-07-30
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

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

As of June 30, 2004, 43,015,424 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
            Three Months and Six Months
            Ended June 30, 2004 and 2003                         3

        Consolidated Balance Sheets:
            As of June 30, 2004 and December 31, 2003            4

        Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 2004 and 2003              5

        Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition                 38

Item 4. Controls and Procedures                                 50

Report of Independent Registered Public Accounting Firm         51

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                       53

Item 2. Changes in Securities, Use of Proceeds and/or Issuer
          Purchases of Equity Securities                        53

Item 4. Submission of Matters to a Vote of Security Holders     54

Item 6. Exhibits and Reports on Form 8-K                        55

Signatures                                                      56

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS                       SIX MONTHS
                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                       -----------------------------     -----------------------------
                                           2004             2003             2004             2003
                                       ------------     ------------     ------------     ------------
Net sales                              $      1,145     $        914     $      2,165     $      1,776
Cost of products sold                           929              780            1,778            1,525
Selling and administrative expenses              79               81              156              161
Chapter 11 reorganization expenses                4                3                6                5
                                       ------------     ------------     ------------     ------------
Operating profit                                133               50              225               85
Interest expense                                  1                2                2                3
Interest income                                  (1)              (1)              (2)              (2)
Other income, net                                 1               (5)               3               (5)
                                       ------------     ------------     ------------     ------------
Earnings before income taxes and
cumulative effect of accounting
change                                          132               54              222               89
Income taxes                                     52               23               85               36
                                       ------------     ------------     ------------     ------------
Earnings before cumulative effect
of accounting change                             80               31              137               53
                                       ------------     ------------     ------------     ------------
Cumulative effect of accounting
change, net of tax                                -                -                -              (16)
                                       ------------     ------------     ------------     ------------
Net earnings                                     80               31              137               37
                                       ============     ============     ============     ============

EARNINGS PER COMMON SHARE:
  Basic and diluted before
  cumulative effect of accounting
  change                                       1.86             0.73             3.18             1.24

  Cumulative effect of accounting
  change                                          -                -                -            (0.37)
                                       ------------     ------------     ------------     ------------
  Basic and diluted                            1.86             0.73             3.18             0.86
                                       ============     ============     ============     ============

Dividends paid per common share                   -                -                -                -
Average common shares                    43,017,068       43,045,854       43,020,344       43,097,190
Average diluted common shares            43,017,971       43,045,854       43,021,448       43,097,190

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF          AS OF
                                                     JUNE 30,     DECEMBER 31,
                                                       2004           2003
                                                     --------    -------------
ASSETS
Current Assets:
Cash and cash equivalents                            $    664      $    700
Short-term marketable securities                           65            64
Restricted cash                                            33             7
Receivables (net of reserves - $15 and $15)               488           321
Inventories                                               357           280
Income taxes receivable                                    24            26
Deferred income taxes                                      44            43
Other current assets                                       56            57
                                                     --------      --------
Total current assets                                    1,731         1,498

Long-term marketable securities                           211           176
Property, plant and equipment (net of accumulated
      depreciation and depletion - $862 and $816)       1,800         1,818
Deferred income taxes                                     148           178
Goodwill                                                   41            39
Other assets                                              103            90
                                                     --------      --------
Total Assets                                            4,034         3,799
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                          274           202
Accrued expenses                                          203           206
Current portion of long-term debt                           1             1
Income taxes payable                                       27             5
                                                     --------      --------
Total current liabilities                                 505           414

Long-term debt                                              1             1
Deferred income taxes                                      23            23
Other liabilities                                         442           429
Liabilities subject to compromise                       2,240         2,243

Commitments and contingencies

Stockholders' Equity:
Preferred stock                                             -             -
Common stock                                                5             5
Treasury stock                                           (258)         (258)
Capital received in excess of par value                   414           414
Accumulated other comprehensive income (loss)              (4)           (1)
Retained earnings                                         666           529
                                                     --------      --------
Total stockholders' equity                                823           689
                                                     --------      --------
Total Liabilities and Stockholders' Equity              4,034         3,799
                                                     ========      ========

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                          SIX MONTHS
                                                        ENDED JUNE 30,
                                                        ---------------
                                                        2004      2003
                                                        -----     -----
OPERATING ACTIVITIES:
Net earnings                                            $ 137     $  37
Adjustments to reconcile net earnings to net cash:
    Cumulative effect of accounting change                  -        16
    Depreciation, depletion and amortization               55        52
    Deferred income taxes                                  25        18
    (Gain) loss on asset dispositions                      (1)        -
   (Increase) decrease in working capital:
     Receivables                                         (167)      (85)
     Income taxes receivable                                2         3
     Inventories                                          (77)      (17)
     Payables                                              94        32
     Accrued expenses                                      (3)      (55)
(Increase) decrease in other assets                        (6)      (12)
Increase (decrease) in other liabilities                   12         5
Change in asbestos receivable                              11        19
Decrease in liabilities subject to compromise              (3)      (17)
Other, net                                                 (8)        -
                                                        -----     -----
Net cash provided by (used for) operating activities       71        (4)
                                                        -----     -----
INVESTING ACTIVITIES:
Capital expenditures                                      (47)      (36)
Purchases of marketable securities                       (171)     (148)
Sales or maturities of marketable securities              135        91
Net proceeds from asset dispositions                        6         -
Acquisition of business                                    (4)       (2)
                                                        -----     -----
Net cash used for investing activities                    (81)      (95)
                                                        -----     -----
FINANCING ACTIVITIES:
Deposit of restricted cash                                (26)      (21)
                                                        -----     -----
Net cash used for financing activities                    (26)      (21)
                                                        -----     -----

Net decrease in cash and cash equivalents                 (36)     (120)

Cash and cash equivalents at beginning of period          700       649
                                                        -----     -----
Cash and cash equivalents at end of period                664       529
                                                        =====     =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                               1         1
Income taxes paid, net                                     32         9

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

      The Debtors' Chapter 11 Cases are currently assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge sitting in the United States Bankruptcy Court for the District of Delaware. Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing unsecured creditors, were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceeding. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

      The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization until December 1, 2004. The Debtors may seek one or more additional extensions of the exclusivity period depending upon developments in the Chapter 11 Cases.

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

      Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in the Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against the Debtors and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely unpredictable at this time, such legislation may affect the amount that will be required to resolve the Debtors' asbestos personal injury liability in the Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

      A key factor in determining the recovery of pre-petition creditors and stockholders under any plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have stated that the Debtors' liabilities for present and future asbestos claims exceed the value of the Debtors' assets and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued.

      The Debtors' asbestos liabilities to be funded under a plan of reorganization have not yet been determined and are subject to substantial dispute and uncertainty. While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to resolve present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. The payment rights and other entitlements of pre-petition creditors and the Corporation's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims, equity interests, or other outstanding securities.

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

      In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continued until June 30, 2004. Under the plan, participants received semi-annual payments that began in January 2002. Expenses associated with this plan amounted to $2.6 million and $5.3 million in the second quarter and first six months of 2004, respectively. For the comparable 2003 periods, expenses totaled $5.5 million and $11.1 million. The lower level of expense in 2004 reflected a provision of the plan that required the recording in earlier periods of deferred amounts included in the final payment.

      The key employee retention plan, in an amended form, has been extended until December 31, 2005. The amendments introduce a performance feature for the last two (of four) payments to be made under the extended plan. The cost of the extended plan is projected to be approximately $9.8 million during the second half of 2004 and $19.6 million for the full year 2005 before taking into account the performance feature which could add up to 25% to the final two payments or eliminate them altogether. Because of the performance feature, expense in 2005 could range from a low of approximately $7.0 million (assuming failure to meet the performance target which would result in the final two payments being eliminated) to a maximum of approximately $22.7 million (assuming full attainment of the performance target).

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

      The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund.

      In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that the national trust fund shall cease paying new claims if it is determined that the money in the fund is not sufficient to compensate eligible claimants. In such a case, under the terms of the current FAIR Bill, the claimants and defendants would return to the federal court system to resolve claims not paid by the national trust fund. The text of the FAIR Bill as introduced in the Senate may be found at http://thomas.loc.gov (type in bill number "S.2290").

      Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and Debtors' Chapter 11 Cases.

      The outcome of the legislative process, however, is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Many labor organizations, including the AFL-CIO, as well as some Senators, have indicated that they oppose the FAIR Bill as introduced because, among other things, they believe that the FAIR Bill does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill. Discussions continue regarding possible revisions to the FAIR Bill that would allow it to move forward, but it is unclear whether these discussions will produce agreements on key issues. It is likely that even if the FAIR Bill is enacted, the terms of the enacted legislation will be different from the current FAIR Bill, and those differences may be material to the FAIR Bill's impact on the Corporation.

      During the legislative process, proceedings in the Chapter 11 Cases will continue. See Consequences of the Filing, above, and Note 13. Litigation.

      PRE-PETITION LIABILITIES OTHER THAN ASBESTOS-RELATED CLAIMS

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

      Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims), totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 416 claims totaling $198.4 million as amended or superceded; allowed the reduction of 565 claims by a total of $5.5 million; and allowed the correction of the Debtors on 1,209 claims and the reclassification of 258 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims on an ongoing basis.

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

      The Corporation's ability to continue as a going concern is dependent upon, among other things, (i) the ability of the Corporation to maintain adequate cash on hand, (ii) the ability of the Corporation to generate cash from operations, (iii) confirmation of a plan of reorganization under the Bankruptcy Code and (iv) the Corporation's ability to be profitable following such confirmation. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the chapter 11 proceedings. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries.

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

      The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims to be filed in the tort system through 2003, and this liability, in addition to liability for post-2003 claims, is the subject of significant dispute in the Chapter 11 Cases. See Note 13. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

      As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing and included in liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt.

      Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets as of June 30 consisted of the following items (dollars in millions):

                                                 As of          As of
                                                June 30,     December 31,
                                                  2004          2003
                                                --------     ------------
Accounts payable                                $    162     $        162
Accrued expenses                                      42               44
Debt                                               1,005            1,005
Asbestos reserve                                   1,061            1,061
Other long-term liabilities                           13               14
                                                --------     ------------
Subtotal                                           2,283            2,286
Elimination of intercompany accounts payable         (43)             (43)
                                                --------     ------------
Total liabilities subject to compromise            2,240            2,243
                                                ========     ============

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

      As of June 30, 2004, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

      As of June 30, 2004, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $273 million and $160 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $16 million.

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

      CHAPTER 11 REORGANIZATION EXPENSES

      Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                              Three Months         Six Months
                                             ended June 30,      ended June 30,
                                             --------------      --------------
                                             2004      2003      2004      2003
                                             ----      ----      ----      ----
Legal and financial advisory fees            $  6      $  5      $ 10      $  9
Bankruptcy-related interest income             (2)       (2)       (4)       (4)
                                             ----      ----      ----      ----
Total chapter 11 reorganization expenses        4         3         6         5
                                             ====      ====      ====      ====

      INTEREST EXPENSE

      For the second quarter and first six months of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 and $35 million, respectively. From the Petition Date through June 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $221 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

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

      The condensed DIP financial statements of the Debtors are presented as follows:

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                         THREE MONTHS            SIX MONTHS
                                        ENDED JUNE 30,         ENDED JUNE 30,
                                       -----------------     -------------------
                                        2004       2003       2004        2003
                                       -------     -----     -------     -------
Net sales                              $ 1,035     $ 827     $ 1,953     $ 1,608
Cost of products sold                      853       719       1,648       1,403
Selling and administrative expenses         67        70         132         139
Chapter 11 reorganization expenses           4         3           6           5
Interest expense                             1         2           2           3
Interest income                             (1)       (1)         (1)         (1)
Other (income) expense, net                  -        (2)          -          (4)
                                       -------     -----     -------     -------
Earnings before income taxes and
cumulative effect of accounting
change                                     111        36         166          63

Income taxes                                47        17          73          29
                                       -------     -----     -------     -------
Earnings before cumulative effect
of accounting change                        64        19          93          34
Cumulative effect of accounting
change                                       -         -           -         (13)
                                       -------     -----     -------     -------
Net earnings                                64        19          93          21
                                       =======     =====     =======     =======

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF          AS OF
                                                     JUNE 30,     DECEMBER 31,
                                                       2004           2003
                                                     --------     ------------
ASSETS
Current Assets:
Cash and cash equivalents                            $    444     $        489
Short-term marketable securities                           65               64
Restricted cash                                            26                7
Receivables (net of reserves - $11 and $11)               422              276
Inventories                                               309              232
Income taxes receivable                                    20               21
Deferred income taxes                                      44               41
Other current assets                                       46               47
                                                     --------     ------------
Total current assets                                    1,376            1,177
Long-term marketable securities                           211              176
Property, plant and equipment (net of accumulated
  depreciation and depletion - $687 and $645)           1,572            1,576
Deferred income taxes                                     148              178
Goodwill                                                   41               39
Other assets                                              356              358
                                                     --------     ------------
Total Assets                                            3,704            3,504
                                                     ========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                          241              168
Accrued expenses                                          184              186
Income taxes payable                                       26                4
                                                     --------     ------------
Total current liabilities                                 451              358
Other liabilities                                         415              403
Liabilities subject to compromise                       2,240            2,243
Stockholders' Equity:
Preferred stock                                             -                -
Common stock                                                5                5
Treasury stock                                           (258)            (258)
Capital received in excess of par value                   101              101
Accumulated other comprehensive income                     13                8
Retained earnings                                         737              644
                                                     --------     ------------
Total stockholders' equity                                598              500
                                                     --------     ------------
Total Liabilities and Stockholders' Equity              3,704            3,504
                                                     ========     ============

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                            ---------------
                                                            2004      2003
                                                            -----     ----
OPERATING ACTIVITIES:
Net earnings                                                $  93     $  21
Adjustments to reconcile net earnings to net cash:
    Cumulative effect of accounting change                      -        13
    Depreciation, depletion and amortization                   46        44
    Deferred income taxes                                      24        16
    (Gain) loss on asset dispositions                          (1)        -
(Increase) decrease in working capital:
     Receivables                                             (146)      (70)
     Income taxes receivable                                    1         3
     Inventories                                              (77)      (10)
     Payables                                                  95        31
     Accrued expenses                                          (2)      (43)
(Increase) decrease in intercompany receivable                 18       (10)
(Increase) decrease in other assets                            (9)       (3)
Increase (decrease) increase in other liabilities              12         2
Change in asbestos receivable                                  11        19
Decrease in liabilities subject to compromise                  (3)      (17)
Other, net                                                     (8)       (6)
                                                            -----     -----
Net cash provided by (used for) operating activities           54       (10)
                                                            -----     -----
INVESTING ACTIVITIES:
Capital expenditures                                          (41)      (24)
Purchases of marketable securities                           (171)     (148)
Sale or maturities of marketable securities                   135        91
Net proceeds from asset dispositions                            1         -
Acquisition of business                                        (4)       (2)
                                                            -----     -----
Net cash used for investing activities                        (80)      (83)
                                                            -----     -----
FINANCING ACTIVITIES:
Deposit of restricted cash                                    (19)      (21)
                                                            -----     -----
Net cash used for financing activities                        (19)      (21)
                                                            -----     -----
Net decrease in cash and cash equivalents                     (45)     (114)

Cash and cash equivalents at beginning of period              489       478
                                                            -----     -----
Cash and cash equivalents at end of period                    444       364
                                                            =====     =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                   1         1
Income taxes paid, net                                         25         1

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

                                                          Weighted
                                                           Average
                                      Net       Shares    Per-Share
                                    Earnings    (000)      Amount
                                    --------    ------    ---------
Three Months Ended June 30,
2004:
Basic earnings                        $ 80      43,017    $   1.86
Dilutive effect of stock options                     1
                                      ----      ------    ---------
Diluted earnings                        80      43,018        1.86
                                      ====      ======    =========
2003:
Basic earnings                          31      43,046        0.73
Dilutive effect of stock options                     -
                                      ----      ------    ---------
Diluted earnings                        31      43,046        0.73
                                      ====      ======    =========

Six Months Ended June 30,
2004:
Basic earnings                        $137      43,020    $   3.18
Dilutive effect of stock options                     1
                                      ----      ------    ---------
Diluted earnings                       137      43,021        3.18
                                      ====      ======    =========
2003:
Basic earnings                          37      43,097        0.86
Dilutive effect of stock options                     -
                                      ----      ------    ---------
Diluted earnings                        37      43,097        0.86
                                      ====      ======    =========

(5)   MARKETABLE SECURITIES

      As of June 30, 2004 and 2003, the Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                               2004                2003
                                       -------------------  ------------------
                                                    Fair                Fair
                                       Amortized   Market   Amortized  Market
                                         Cost      Value      Cost      Value
                                       ---------  --------  ---------  -------
Asset-backed securities                 $   113   $   112    $   108   $   108
U.S. government and agency securities        69        69         64        65
Municipal securities                         40        40         28        28
Corporate securities                         51        51         10        10
Time deposits                                 4         4         27        27
                                        -------   -------    -------   -------
Total marketable securities                 277       276        237       238
                                        =======   =======    =======   =======

      Contractual maturities of marketable securities as of June 30, 2004, were as follows (dollars in millions):

                                             Fair
                               Amortized    Market
                                 Cost       Value
                               ---------    ------
Due in 1 year or less          $      69    $   69
Due in 1-5 years                      44        44
Due in 5-10 years                      5         5
Due after 10 years                    46        46
                               ---------    ------
                                     164       164
Asset-backed securities              113       112
                               ---------    ------
Total marketable securities          277       276
                               =========    ======

      The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

      The Corporation had investments in marketable securities with a fair market value of $173 million that were in an unrealized loss position for less than 12 months as of June 30, 2004. These investments were in the following types of securities: $81 million in asset-backed securities, $58 million in government and agency securities, $30 million in corporate securities and $4 million in time deposits. The unrealized losses for these investments amounted to $1 million. The Corporation also had $3 million in asset backed securities, $3 million in government and agency securities, and $4 million in corporate securities that had been in a continuous loss position for a period greater than 12 months as of June 30, 2004. The amount of unrealized loss positions for these investments was less than $100,000.

(6)   ASSET RETIREMENT OBLIGATIONS

      On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact to the Corporation of adopting SFAS No. 143 was an increase in assets of $14 million, which included a $12 million increase in deferred tax assets, and an increase in liabilities of $30 million, which included a $1 million increase in deferred tax liabilities. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. The liability for asset retirement obligations was $35 million as of June 30, 2004, and December 31, 2003.

(7)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Total goodwill amounted to $41 million as of June 30, 2004, and $39 million as of December 31, 2003. Goodwill increased by $2 million during the first six months of 2004 as a result of a business acquisition during the period.

      Other intangible assets amounted to $2 million as of June 30, 2004, and December 31, 2003. As of June 30, 2004, $1 million of this amount was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheet.

(8)   DERIVATIVE INSTRUMENTS

      The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) on the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness recorded in the second quarter and first six months of 2004 amounted to pretax income of $1 million and $2 million respectively.

      COMMODITY DERIVATIVE INSTRUMENTS

      The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. The current contracts, all of which mature by December 31, 2005, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. As of June 30, 2004, the fair value of these swap contracts was $25 million ($15 million after-tax), of which $23 million ($14 million after-tax) remained in accumulated other comprehensive income (loss).

      FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

      The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to accumulated other comprehensive income (loss) until the underlying transaction has an impact on earnings. As of June 30, 2004, the Corporation had no such foreign currency contracts.

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

(9)   COMPREHENSIVE INCOME

      The components of comprehensive income are summarized in the following table (dollars in millions):

                                           Three Months        Six Months
                                          ended June 30,     ended June 30,
                                          --------------     --------------
                                          2004      2003     2004      2003
                                          -----     ----     -----     ----
Net earnings                              $  80     $ 31     $ 137     $ 37
                                          -----     ----     -----     ----

Pretax gain (loss) on derivatives            (1)      (2)       12       (2)
Income tax benefit (expense)                  -        1        (5)       1
                                          -----     ----     -----     ----
Gain (loss) on derivatives, net of tax       (1)      (1)        7       (1)
                                          -----     ----     -----     ----
Deferred currency translation                (7)      13        (9)      24
                                          -----     ----     -----     ----
Unrealized gain (loss) on marketable
  securities, net of tax                     (1)       -        (1)       -
                                          -----     ----     -----     ----
Total comprehensive income                   71       43       134       60
                                          =====     ====     =====     ====

      There was no tax impact on the foreign currency translation adjustments.

      The components of accumulated other comprehensive income (loss) included on the consolidated balance sheets are summarized in the following table (dollars in millions):

                                                                As of          As of
                                                               June 30,     December 31,
                                                                 2004           2003
                                                               --------     ------------
Gain on derivatives, net of tax                                $     17     $         10
Deferred currency translation                                       (17)              (8)
Minimum pension liability, net of tax                                (3)              (3)
Unrealized gain (loss) on marketable securities, net of tax          (1)               -
                                                               --------     ------------
Total accumulated other comprehensive income (loss)                  (4)              (1)
                                                               ========     ============

      During the second quarter of 2004, accumulated net after-tax gains of $5 million ($9 million pretax) on derivatives were reclassified from accumulated other comprehensive income (loss) to earnings. As of June 30, 2004, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive income (loss) into earnings is $15 million.

(10)  EMPLOYEE RETIREMENT PLANS

      The components of net pension and postretirement benefits costs for the three months and six months ended June 30, 2004 and 2003 are summarized in the following table (dollars in millions):

                                    Three Months        Six Months
                                   ended June 30,     ended June 30,
                                   --------------     --------------
                                   2004      2003     2004      2003
                                   -----     ----     -----     ----
PENSION:
Service cost of benefits earned    $   9     $  9     $  16     $ 14
Interest cost on projected
       benefit obligation             14       13        27       26
Expected return on plan assets       (14)     (13)      (27)     (26)
Net amortization                       4        3         9        6
                                   -----     ----     -----     ----
Net cost                              13       12        25       20
                                   =====     ====     =====     ====

POSTRETIREMENT:
Service cost of benefits earned        3        3         7        6
Interest cost on projected
       benefit obligation              6        6        11       11
Recognized loss                        2        -         2        -
                                   -----     ----     -----     ----
Net cost                              11        9        20       17
                                   =====     ====     =====     ====

      In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $30 million and $38 million during the second quarter and first six months of 2004, respectively, and expect to contribute cash of approximately $74 million during the full year 2004 to their pension plans.

      On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 provides guidance on accounting for the effects of prescription drug provisions of the Medicare Act (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP supercedes FSP 106-1 of the same subject that allowed employers to either defer or recognize the legislation's effect. The new disclosure requirements will be effective for the first financial reporting period that begins after June 15, 2004. The Corporation adopted FSP 106-2 effective July 1, 2004 and estimates that the adoption of this FSP will result in an approximate $40 million reduction in its accumulated postretirement benefit obligation and a related $3 million reduction in net periodic postretirement benefit cost during the last six months of 2004 versus the cost previously anticipated.

      In addition, the required remeasurement of the plan's liability assumed a change in the health-care-cost trend rate which resulted in increases in the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. These increases largely offset the reduction in the liability and costs related to the adoption of FSP 106-2 as described above.

(11)  STOCK-BASED COMPENSATION

      The Corporation accounts for stock-based compensation using the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the grant price, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants using the fair value method, net earnings and net earnings per common share would not have changed as shown below (dollars in millions, except per-share data):

                                          Three Months      Six Months
                                         ended June 30,    ended June 30,
                                         --------------    --------------
                                         2004     2003     2004     2003
                                         -----    -----    -----    -----
NET EARNINGS:
Net Earnings: As reported                $  80    $  31    $ 137    $  37
Deduct: Fair value method of stock
        -based employee compensation
        expense, net of tax                  -        -        -        -
                                         -----    -----    -----    -----
Pro forma net earnings                      80       31      137       37
                                         =====    =====    =====    =====
BASIC AND DILUTED EARNINGS PER SHARE:
As reported                               1.86     0.73     3.18     0.86
Pro forma                                 1.86     0.73     3.18     0.86
                                         =====    =====    =====    =====

      Subsequent to the Filing, no stock option grants have been issued.

      As of June 30, 2004, common shares totaling 2,346,500 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,549,720 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(12)  OPERATING SEGMENTS

      The Corporation's operations are organized into three operating segments:
      (i) North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and joint compound, DUROCK(R) brand cement board, FIBEROCK(R) brand gypsum fiber panels and other related building products in the United States, Canada and Mexico; (ii) Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and (iii) Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products throughout the United States. Operating segment results were as follows (dollars in millions):

                                        Three Months            Six Months
                                       ended June 30,         ended June 30,
                                      -----------------     -------------------
                                       2004       2003       2004        2003
                                      -------     -----     -------     -------
NET SALES:
North American Gypsum                 $   678     $ 566     $ 1,317     $ 1,108
Worldwide Ceilings                        190       154         356         301
Building Products Distribution            454       325         816         620
Eliminations                             (177)     (131)       (324)       (253)
                                      -------     -----     -------     -------
Total USG Corporation                   1,145       914       2,165       1,776
                                      =======     =====     =======     =======
OPERATING PROFIT:
North American Gypsum                     102        47         183          85
Worldwide Ceilings                         26         9          41          17
Building Products Distribution             31        16          45          24
Corporate                                 (20)      (18)        (36)        (36)
Chapter 11 reorganization expenses         (4)       (3)         (6)         (5)
Eliminations                               (2)       (1)         (2)          -
                                      -------     -----     -------     -------
Total USG Corporation                     133        50         225          85
                                      =======     =====     =======     =======

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

      The amount of U.S. Gypsum's present and future asbestos liabilities is the subject of significant dispute in Debtors' Chapter 11 Cases. If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of those liabilities may be determined through litigation proceedings in the Chapter 11 Cases, the outcome of which is extremely speculative.

      Recent developments in the Corporation's bankruptcy proceeding and a more detailed discussion of the Debtors' asbestos liabilities are addressed below. See also Note 2. Voluntary Reorganization Under Chapter 11, above, for additional information on the voluntary reorganization proceeding and potential federal legislation.

      DEVELOPMENTS IN THE REORGANIZATION PROCEEDING: In late 2001, the Debtors' Chapter 11 Cases, along with four other asbestos-related bankruptcies, were assigned to Judge Alfred M. Wolin of the United States District Court for the District of New Jersey.

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

      The Order contemplates that after the estimation of the Debtors' liability for present and future cancer claims, the Court will determine whether the Debtors' liability for these cancer claims alone exceeds the Debtors' assets. According to the Order, the determination of whether the Debtors have sufficient assets to pay legitimate cancer claimants will guide the Court in determining whether the Debtors' resources should be spent resolving the issue of the validity of non-malignant claims where there is no objective evidence of asbestos-related disease.

      No timetable has been set for implementation of the Order or any hearing on estimation of the Debtors' liability for cancer claims.

      In November 2003, the Debtors and the committee representing unsecured creditors in the Chapter 11 Cases filed a motion to recuse, or remove, Judge Wolin from presiding over these cases. The motion stated that Judge Wolin should remove himself from presiding over these cases because he has appointed and relied upon advisors to assist him in resolution of these cases who have conflicts of interest and he has had multiple private communications between or among certain parties to these cases, the advisors, and other unidentified persons, without all parties being present and having knowledge of these communications.

      On May 17, 2004, the Third Circuit Court of Appeals issued an opinion and order directing Judge Wolin to remove himself from presiding over Debtors' Chapter 11 Cases. The court of appeals also directed that the Debtors' Chapter 11 Cases be reassigned to another district court judge. Effective June 30, 2004, Judge Wolin resigned from his position as district court judge. The Debtor's Chapter 11 Cases have not yet been reassigned to a new district court judge.

      In the second quarter of 2004, Judge Judith K. Fitzgerald, the bankruptcy judge presiding over the Debtors' Chapter 11 Cases, entered an order directing the parties to enter into non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. Judge Fitzgerald appointed David Geronemus as mediator. It is expected that the mediation will begin in the third quarter of 2004.

      The Debtors were recently informed by the mediator that the legal representative for future asbestos claimants has raised the issue of whether USG Corporation and its subsidiaries may be liable for asbestos personal injury claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green") before 1967. A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum Company in 1967 and thereafter operated as a wholly-owned subsidiary of U.S. Gypsum Company until 1985, at which time A.P. Green became a wholly-owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly-traded company when its shares were distributed to the shareholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.), as well as its parent company, Global Industrial Technologies, Inc., and other affiliates, filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos-related liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The Corporation does not have sufficient information at this time to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any asbestos-related liability based on sales of asbestos-containing products by A.P. Green.

      The legal representative for future asbestos claimants and the Official Committee of Asbestos Personal Injury Claimants have also recently raised the issue of whether the assets and liabilities of all Debtors should be temporarily consolidated for purposes of the treatment of claims under a plan of reorganization. Under this theory, which is sometimes called "substantive consolidation," the liabilities of all Debtors subject to this consolidation, including liabilities based on sales of asbestos-containing products by U.S. Gypsum, would be paid from the pooled assets of U.S. Gypsum and all other Debtors subject to consolidation. If applied, substantive consolidation could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum and the holders of the Corporation's equity.

      As a result of the removal of Judge Wolin from Debtors' Chapter 11 Cases and the commencement of mediation, the Corporation does not know whether estimation proceedings regarding the Debtors' liability for cancer claims, as contemplated by Judge Wolin's February 19, 2003 Order, will occur. The Corporation also does not know whether the Court will ultimately address the validity and voting rights of non-malignant claims where there is no objective evidence of asbestos-related disease.

      With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. The Debtors continue to analyze and review the asbestos-related property damage claims received as of the claims bar date.

      Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors. Approximately 900 claims do not specify a damage amount. Most of the asbestos property damage claims filed do not provide any evidence that the Debtors' products were ever installed in any of the buildings at issue. Certain of the proof of claim forms purport to file claims on behalf of two classes of claimants that were the subject of pre-petition class actions. One of these claim forms was filed on behalf of a class of colleges and universities that was certified for certain purposes in a pre-petition lawsuit filed in federal court in South Carolina. However, many of the putative members of this class also filed individual claim forms. Four of the claim forms were filed by a claimant allegedly on behalf of putative members of certified and uncertified classes in connection with a pre-petition lawsuit pending in South Carolina state court.

      The Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. The Debtors have begun this process by issuing written notices to claimants that failed to provide evidence that any of the Debtors' products were ever installed in the buildings at issue. To date, the Debtors have issued these deficiency notices with regard to more than 1,200 buildings and expect to issue additional notices. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

      The following is a summary of the Personal Injury and Property Damage Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

      PERSONAL INJURY CASES: As reported by the Center for Claims Resolution (the "Center"), U.S. Gypsum was a defendant in more than 100,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that may be the subject of settlement agreements. In the first half of 2001, up to the Petition Date, approximately 26,200 new Personal Injury Cases were filed against U.S. Gypsum, as reported by the Center, as compared to 27,800 new filings in the first half of 2000. Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered and arranged for the defense and settlement of Personal Injury Cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formula. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement-sharing arrangement. Up until the Petition Date, the Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members.

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

      In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceeding, L&W Supply, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W Supply, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases. Because of, among other things, the small number of Personal Injury Cases against L&W Supply to date and the lack of development of the cases against L&W Supply, the Corporation does not have sufficient information at this time to predict how any plan of reorganization will address any asbestos-related liability of L&W Supply.

      One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceeding, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage. The Corporation expects that any asbestos-related liability of Beadex will be addressed in the plan of reorganization. However, because of, among other things, the small number of Personal Injury Cases pending against Beadex to date, the Corporation does not have sufficient information at this time to predict how any plan of reorganization will address any asbestos-related liability of Beadex.

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

      INSURANCE COVERAGE: As of June 30, 2004, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum. This insurance receivable had been included in other current assets on the consolidated balance sheet.

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

      Uncertainties in the Personal Injury Cases included, but were not limited to, the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases were filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the possibility of additional bankruptcies of other defendants; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; and the possibility that federal legislation addressing asbestos litigation would be enacted. The Corporation reported that adverse developments with respect to any of these uncertainties could have a material impact on U.S. Gypsum's settlement costs and could materially increase the cost above the estimated range discussed below.

      In 2000, an independent actuarial study of U.S. Gypsum's current and potential future asbestos liabilities was completed. This analysis was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

      As part of this analysis, the Corporation and its independent consultant reviewed, among other things, the factors listed above as well as epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the adverse effect on settlement costs of historical reductions in the number of solvent defendants available to pay claims, including reductions in membership of the Center; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements; anticipated trends in recruitment by plaintiffs' law firms of non-malignant or unimpaired claimants; future defense costs; and allegations that U.S. Gypsum and the other Center members bear joint liability for the share of certain settlement agreements that was to be paid by former members that now have refused or are unable to pay. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

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

      As a result, it is the Corporation's view that no change should be made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of June 30, 2004, which was determined based on claims expected to be filed against U.S. Gypsum through 2003, was $1,061 million. As the Chapter 11 Cases and legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

      On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 Cases to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the United States Bankruptcy Court for the District of Delaware and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, No. 01-08932. Judge Wolin consolidated the Adversary Proceeding with similar adversary proceedings brought by Federal-Mogul Corp., et al., and Armstrong World Industries, Inc., et al., in their bankruptcy proceedings.

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

      In light of the Third Circuit Court of Appeals order dated May 17, 2004, removing Judge Wolin from Debtors' Chapter 11 Cases, it is expected that the CCR bond litigation will be addressed by the district court judge ultimately assigned to the Debtors' Chapter 11 Cases.

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

The Corporation had $973 million of cash, cash equivalents, restricted cash and marketable securities as of June 30, 2004, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses throughout the chapter 11 proceedings.

Net sales for the second quarter of 2004 were a record level for any quarter in the Corporation's history and represented a 25% increase from the same period in 2003. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in the second quarter 2004 due to strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in the second quarter and are expected to continue at relatively high levels throughout the remainder of 2004. The strong level of activity in the aforementioned markets and industry utilization rates in excess of 90% in the second quarter have resulted in a rise of market selling prices for gypsum wallboard. U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was up 18% versus the second quarter of 2003. The Corporation's Worldwide Ceilings operating segment also reported increased second quarter sales as compared with the same period in 2003 primarily due to a surge in sales of ceiling grid in 2004 and the implementation of new sales and distribution policies. Some grid customers increased purchases in anticipation of reduced supply and higher grid prices associated with a global shortage of steel and the related rise in the cost of steel.

The Corporation's gross margin was 18.9% in the second quarter of 2004, up from 14.7% in the second quarter of 2003. Gross margin improved as a result of increased shipments and higher selling prices for most major product lines. However, costs related to natural gas, employee benefits (pension and medical insurance for active employees and retirees), steel used in the manufacture of ceiling grid, and wastepaper used in the manufacture of gypsum wallboard continued to rise in the second quarter and are expected to partially offset price improvement gains in 2004.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. These bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization until December 1, 2004. The Debtors may seek one or more additional extensions of the exclusivity period depending upon developments in the Chapter 11 Cases.

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

The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund.

In the FAIR Bill's current form, the amounts to be paid to the national fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that the national trust fund shall cease paying new claims if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants. In such a case, under the terms of the current FAIR Bill, the claimants and defendants would return to the federal court system to resolve claims not paid by the national trust fund. The text of the FAIR Bill as introduced in the Senate may be found at http://thomas.loc.gov (type in bill number "S. 2290").

Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtor's asbestos personal injury liability and Debtors' Chapter 11 Cases.

The outcome of the legislative process, however, is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Many labor organizations, including the AFL-CIO, as well as some Senators, have indicated that they oppose the FAIR Bill as introduced because, among other things, they believe that the FAIR Bill does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill. Discussions continue regarding possible revisions to the FAIR Bill that would allow it to move forward, but it is unclear whether these discussions will produce agreements on key issues. It is likely that even if the FAIR Bill is enacted, the terms of the enacted legislation will be different from the current FAIR Bill, and those differences may be material to the FAIR Bill's impact on the Corporation.

During the legislative process, proceedings in the Debtors' Chapter 11 Cases have continued. On May 17, 2004, the Third Circuit Court of Appeals ordered that Judge Alfred M. Wolin be removed from presiding over the Debtors' Chapter 11 Cases, and, effective June 30, 2004, Judge Wolin resigned as a district court judge. The Debtors' Chapter 11 Cases have not yet been reassigned to a new district court judge.

In the second quarter of 2004, Judge Judith K. Fitzgerald, the bankruptcy judge presiding over the Debtors' Chapter 11 Cases, entered an order directing the parties to enter into non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. Judge Fitzgerald appointed David Geronemus as mediator. It is expected that the mediation will begin in the third quarter of 2004.

The Debtors were recently informed by the mediator that the legal representative for future asbestos claimants has raised the issue of whether USG Corporation and its subsidiaries may be liable for asbestos personal injury claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green") before 1967. A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum Company in 1967 and thereafter operated as a wholly-owned subsidiary of U.S. Gypsum Company until 1985, at which time A.P. Green became a wholly-owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly-traded company when its shares were distributed to the shareholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.), as well as its parent company, Global Industrial Technologies, Inc., and other affiliates, filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos-related liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The Corporation does not have sufficient information at this time to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any asbestos-related liability based on sales of asbestos-containing products by A.P. Green.

The legal representative for future asbestos claimants and the Official Committee of Asbestos Personal Injury Claimants have also recently raised the issue of whether the assets and liabilities of all Debtors should be temporarily consolidated for purposes of the treatment of claims under a plan of reorganization. Under this theory, which is sometimes called "substantive consolidation," the liabilities of all Debtors subject to this consolidation, including liabilities based on sales of asbestos-containing products by U.S. Gypsum, would be paid from the pooled assets of U.S. Gypsum and all other Debtors subject to consolidation. If applied, substantive consolidation could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum and the holders of the Corporation's equity.

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

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 2004 totaled $1,145 million, a record for any quarter in the Corporation's history and a 25% increase from $914 million in the second quarter of 2004 totaled $1,145 million, a record for any quarter in the Corporation's history and a 25% increase from $914 million in the second quarter of 2003. For the first six months of 2004, net sales totaled $2,165 million, up 22% from $1,776 million in the comparable 2003 period. Net sales are up for all three of the Corporation's operating segments in 2004 primarily due to increased shipments and higher selling prices for most major product lines. See Core Business Results of Operations below for an explanation of product line results by segment.

COST OF PRODUCTS SOLD

Cost of products sold in the second quarter of 2004 was $929 million, up 19% from $780 million a year ago. For the first six months of 2004, cost of products sold totaled $1,778 million, up 17% from $1,525 million in the comparable 2003 period. Key factors for these variations were increased product volume and higher costs related to natural gas, employee benefits (pension and medical insurance for active employees and retirees), steel used in the manufacture of ceiling grid, and wastepaper used in the manufacture of gypsum wallboard.

GROSS PROFIT

Gross profit (net sales less cost of products sold) in the second quarter of 2004 was $216 million, a 61% increase from $134 million in the second quarter of 2003. For the first six months of 2004, gross profit totaled $387 million, up 54% from $251 million in the comparable 2003 period. Gross margin (gross profit as a percent of net sales) was 18.9% in the second quarter of 2004, up from 14.7% in the second quarter of 2003. For the first six months of 2004, gross margin was 17.9%, up from 14.1% in the comparable 2003 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the second quarter of 2004 were $79 million (6.9% of net sales), down 2% from $81 million (8.9% of net sales) in the second quarter of 2003. For the first six months, these expenses were $156 million (7.2% of net sales), versus $161 million (9.1% of net sales) a year ago. These reductions primarily reflected a lower accrual related to the Bankruptcy Court-approved key employee retention plan, the impact of a fourth quarter 2003 salaried workforce reduction program and other cost-reduction initiatives that have resulted in lower overall expenses. These favorable factors were offset in part by higher employee benefit costs (pension and medical insurance for active employees and retirees).

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                                        Three Months                              Six Months
                                                       ended June 30,                            ended June 30,
                                                 ------------------------                  ------------------------
                                                  2004              2003                    2004              2003
                                                 ------            ------                  ------            ------
Legal and financial advisory fees                $    6            $    5                  $   10            $    9
Bankruptcy-related interest income                   (2)               (2)                     (4)               (4)
                                                 ------            ------                  ------            ------
Total chapter 11 reorganization expenses              4                 3                       6                 5
                                                 ======            ======                  ======            ======

OPERATING PROFIT

Operating profit in the second quarter of 2004 was $133 million compared with $50 million in the second quarter of 2003. Operating profit for the first six months of 2004 was $225 million compared with $85 million for the first six months of 2003.

INTEREST EXPENSE

Interest expense of $1 million and $2 million was incurred in the second quarter and first six months of 2004, respectively. Interest expense for the respective 2003 periods was $2 million and $3 million. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. For the second quarter and first six months of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million and $35 million, respectively. From the Petition Date through June 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $221 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy related interest income was $1 million in the second quarter and $2 million in the first six months of 2004, unchanged from the respective 2003 periods.

INCOME TAXES

Income tax expense amounted to $52 million and $85 million in the second quarter and first six months of 2004, respectively, compared with $23 million and $36 million in the corresponding 2003 periods. The effective tax rates were 38.4% and 39.9% for the first six months of 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to a reduction in the Corporation's tax reserves resulting from the application of recently finalized IRS regulations to the Chapter 11 reorganization expenses incurred by the Corporation through 2003 and the impact on the effective tax rate of a similar amount of permanent differences but a higher amount of pretax earnings in the first six months of 2004 versus the prior-year period.

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

NET EARNINGS

Net earnings of $80 million, or $1.86 per share, were reported for the second quarter of 2004 compared with $31 million, or $0.73 per share, for the second quarter of 2003. For the first six months of 2004, net earnings totaled $137 million, or $3.18 per share, compared with $37 million, or $0.86 per share, for the first six months of 2003.

CORE BUSINESS RESULTS OF OPERATIONS

(dollars in millions)

                                                   THREE MONTHS                        SIX MONTHS
                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                            -------------------------           -------------------------
                                              2004              2003              2004              2003
                                            -------           -------           -------           -------
NET SALES:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                         $   617           $   512           $ 1,191           $ 1,008
CGC Inc. (gypsum)                                68                62               141               119
Other subsidiaries*                              44                35                80                63
Eliminations                                    (51)              (43)              (95)              (82)
                                            -------           -------           -------           -------
Total                                           678               566             1,317             1,108
                                            -------           -------           -------           -------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                             135               114               255               224
USG International                                54                42               100                82
CGC Inc. (ceilings)                              15                12                28                22
Eliminations                                    (14)              (14)              (27)              (27)
                                            -------           -------           -------           -------
Total                                           190               154               356               301
                                            -------           -------           -------           -------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                          454               325               816               620
                                            -------           -------           -------           -------
Eliminations                                   (177)             (131)             (324)             (253)
                                            -------           -------           -------           -------
Total USG Corporation                         1,145               914             2,165             1,776
                                            =======           =======           =======           =======

OPERATING PROFIT:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                              87                36               148                66
CGC Inc. (gypsum)                                 9                 7                22                12
Other subsidiaries*                               6                 4                13                 7
                                            -------           -------           -------           -------
Total                                           102                47               183                85
                                            -------           -------           -------           -------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                              19                 7                31                13
USG International                                 4                 1                 5                 2
CGC Inc. (ceilings)                               3                 1                 5                 2
                                            -------           -------           -------           -------
Total                                            26                 9                41                17
                                            -------           -------           -------           -------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                           31                16                45                24
                                            -------           -------           -------           -------
Corporate                                       (20)              (18)              (36)              (36)
Chapter 11 reorganization expenses               (4)               (3)               (6)               (5)
Eliminations                                     (2)               (1)               (2)                -
                                            -------           -------           -------           -------
Total USG Corporation                           133                50               225                85
                                            =======           =======           =======           =======

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $678 million increased 20% from the second quarter of 2003, while operating profit more than doubled to $102 million. First six months net sales of $1,317 million reflected an increase of 19% from a year ago, while operating profit of $183 million increased 115%.

For the second quarter of 2004, net sales for U.S. Gypsum increased $105 million, or 21%, compared with the second quarter of 2003, while operating profit rose $51 million, or 142%. These increases primarily reflected record shipments of SHEETROCK(R) brand gypsum wallboard and joint compound, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels and increased selling prices for SHEETROCK(R) brand gypsum wallboard.

U.S. Gypsum sold 2.8 billion square feet of SHEETROCK(R) brand gypsum wallboard during the second quarter of 2004, a record for any quarter and an 8% increase from 2.6 billion square feet sold in the second quarter of 2003. U.S. Gypsum's wallboard plants operated at 95% of capacity in the second quarter of 2004 compared with 90% in the second quarter of 2003. Industry shipments of gypsum wallboard were up approximately 12% from the second quarter of 2003.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $118.47 per thousand square feet in the second quarter of 2004. This price was up 18% from $100.47 in the second quarter of 2003 and up 7% from $110.33 in the first quarter of 2004.

The improved pricing and record shipments for gypsum wallboard more than offset the unfavorable effects of higher costs for wastepaper (the primary raw material of wallboard paper), natural gas (a major source of energy for the company) and employee benefits. However, improved production efficiencies at the company's gypsum wallboard plants offset a portion of the cost increase.

Net sales for the gypsum business of Canada-based CGC Inc. increased $6 million or 10% and operating profit rose $2 million, or 29%, as compared with the second quarter of 2003. These results were primarily attributable to higher shipments of SHEETROCK(R) brand gypsum wallboard partially offset by slightly lower wallboard and joint compound selling prices.

WORLDWIDE CEILINGS

Second quarter 2004 net sales of $190 million increased 23%, while operating profit nearly tripled to $26 million as compared with the second quarter of 2003. For the first six months of 2004, net sales of $356 million were up 18%, while operating profit increased to $41 million from $17 million a year ago.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported a $21 million, or 18%, increase in net sales compared with the second quarter of 2003, while operating profit increased to $19 million from $7 million. Increased volume and higher selling prices for ceiling grid largely reflected a surge in demand for ceiling grid in 2004 due to customer concerns over reduced supply and higher grid prices associated with a global shortage of steel and the related rise in the cost of steel. The cost of steel used in the manufacture of ceiling grid rose significantly during the first half of 2004. The Corporation expects that due to current demand for steel, the cost of steel will continue to rise during the second half of 2004 but at a lesser rate than for the first half of the year. The favorable grid results, as well as higher selling prices for ceiling tile, also were positively impacted by the company's new sales and distribution policies.

USG International's second quarter 2004 net sales improved 29% and operating profit rose to $4 million from $1 million versus the second quarter of 2003 primarily due to increased demand for ceiling grid in Europe.

The ceilings business of CGC Inc. reported a $3 million increase in net sales and a $2 million increase in operating profit for the second quarter of 2004.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, reported second quarter net sales of $454 million and operating profit of $31 million, representing increases of 40% and 94% respectively, from the second quarter of 2003. For the first six months of 2004, net sales of $816 million and operating profit of $45 million increased 32% and 88%, respectively, versus the first six months of 2003. These increases reflected record shipments and improved pricing of gypsum wallboard and complementary building products, such as drywall metal, ceiling products, joint compound and roofing. Second quarter 2004 shipments of L&W Supply's gypsum wallboard were up 12% versus the same prior year period, while selling prices increased 14%.

L&W Supply operated 184 locations in the United States as of June 30, 2004, compared with 183 locations as of June 30, 2003.

MARKET CONDITIONS AND OUTLOOK

The gypsum industry experienced a record level of wallboard shipments in the second quarter of 2004 attributable to continued strength in the new housing and the residential remodeling markets. The robust level of activity in these markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and utilization rates in excess of 90% for the industry, have resulted in a rise of market selling prices for gypsum wallboard.

The outlook for the balance of the year remains favorable. The strength of the residential market is expected to continue, although the exceptional strength of the first half of the year may abate in the second half. Increasing mortgage rates may affect the level of demand in both the new housing and residential remodeling markets. The commercial construction market, the principal market for the Corporation's ceilings products, is showing signs of improvement, but office vacancy rates remain at very high levels.

In addition, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials and increased employee benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2004, the Corporation had $973 million of cash, cash equivalents, restricted cash and marketable securities, of which $227 million of cash and cash equivalents was held by non-Debtor subsidiaries. The total amount of $973 million was up $26 million, or 3%, from $947 million as of December 31, 2003. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and principal and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $35 million in the first six months of 2004 and $221 million since the Petition Date.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents decreased $36 million during the first six months of 2004. The primary source of cash in the first half of 2004 was earnings from operations. Primary uses of cash were: (i) working capital of $151 million (largely customer rebates, employee incentive compensation and other seasonal needs), (ii) net purchases of marketable securities of $36 million, (iii) capital spending of $47 million,
(iv) the designation of $26 million as restricted cash representing cash collateral primarily to support outstanding letters of credit issued mainly for purchases of steel from foreign suppliers and (v) the use of $4 million for an acquisition.

Net cash from operating activities was $71 million during the first six months of 2004 compared with $4 million used for operating activities during the same period in 2003. This variation was primarily attributable to the increase in 2004 earnings from operations. Net cash used for investing activities decreased to $81 million from $95 million primarily due to lower net purchases of marketable securities in 2004. Net cash used for financing activities of $26 million (the designation of restricted cash as described above) during the first half of 2004 represented a $5 million increase versus the first half of 2003.

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of June 30, 2004, amounted to $1,226 million, and the ratio of current assets to current liabilities was 3.43-to-1. As of December 31, 2003, working capital amounted to $1,084 million, and the ratio of current assets to current liabilities was 3.62-to-1.

Receivables increased to $488 million as of June 30, 2004, from $321 million as of December 31, 2003, primarily reflecting a 37% increase in net sales for the month of June 2004 as compared with December 2003. Inventories and payables also were up from December 31, 2003, primarily due to the increased level of business. Inventories increased to $357 million from $280 million, and accounts payable increased to $274 million from $202 million. Accrued expenses declined slightly to $203 million from $206 million as of December 31, 2003.

MARKETABLE SECURITIES

As of June 30, 2004, $276 million was invested in marketable securities, up $36 million from $240 million as of December 31, 2003. Of the June 30, 2004 amount, $211 million was invested in long-term marketable securities and $65 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheet.

CAPITAL EXPENDITURES

Capital spending amounted to $47 million in the first six months of 2004, compared with $36 million in 2003. As of June 30, 2004, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $128 million, compared with $95 million as of December 31, 2003.

During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to pursue a program of capital spending aimed at maintaining and enhancing its businesses.

RESTRICTED CASH AND LETTERS OF CREDIT

The Corporation has a $100 million credit agreement, which expires April 30, 2006, with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of June 30, 2004, $25 million of letters of credit, which are cash collateralized at 103%, were outstanding.

The Corporation has posted additional cash collateral in the amount of $7 million to support outstanding letters of credit and a bank guarantee issued by Commerzbank in Germany.

As of June 30, 2004, a total of $33 million was reported as restricted cash on the consolidated balance sheet.

DEBT

As of June 30, 2004, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2003, levels and do not include any accruals for post-petition contractual interest expense.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2003 Annual Report on Form 10-K, which was filed on February 24, 2004, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first half of 2004.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, including the possible impact of any asbestos-related legislation, may differ from management's expectations. Actual business or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw materials and energy costs; and the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of June 30, 2004 and the related consolidated statements of earnings for the three month and six month periods ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years then ended (not presented herein); and in our report dated February 10, 2004 we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning
(i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern; (ii) changes in methods of accounting for asset retirement obligations and goodwill and other intangible assets due to the Corporation's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2003, and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002; and (iii) the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

July 28, 2004

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Note 13. Litigation for information concerning the asbestos and related bankruptcy litigation and environmental litigation.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND/OR ISSUER PURCHASES OF EQUITY SECURITIES

                                                                              (c) Total Number of         (c) Maximum Number (or
                                                                               Shares (or Units)         Approximate Dollar Value)
                          (a) Total Number of     (b) Average Price           Purchased as Part of          of Shares (or Units)
                          of Shares (or Units)    Paid per Share (or          Publicly Announced         that May Yet Be Purchased
     Period                    Purchased                 Unit)                 Plans or Programs        Under the Plans or Programs
-----------------         --------------------    ------------------          --------------------      ---------------------------
2004

January                             21,877             $  16.58                        -                            -
February                            10,643                18.85                        -                            -
March                                    -                    -                        -                            -
                              ------------             --------                       ---                          ---
Total 1st Quarter                   32,520                17.72                        -                            -
                              ------------             --------                       ---                          ---

April                                    -                    -                        -                            -
May                                      -                    -                        -                            -
June                                 1,973                15.45                        -                            -
                              ------------             --------                       ---                          ---
Total 2nd Quarter                    1,973                15.45                        -                            -
                              ------------             --------                       ---                          ---

(a) Reflects shares reacquired to provide for tax withholdings on shares issued to employees under the terms of the USG Corporation 1995 Long-Term Equity Plan, 1997 Management Incentive Plan or 2000 Omnibus Management Incentive Plan.

(b) The price per share is based upon the mean of the high and the low prices for a USG Corporation common share on the NYSE on the date of the tax withholding transaction.

(c) The Corporation currently does not have in place a share repurchase plan or program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) In accordance with the Corporation's notice and proxy statement dated April 1, 2004, the matters set forth in paragraphs (b) and (c) below were submitted to a vote of stockholders at its May 12, 2004 annual meeting of stockholders.

      (b) The three director-nominees (Lawrence M. Crutcher, William C. Foote and Judith A. Sprieser) were each re-elected to a three-year term of office which will expire in 2007. The directors whose terms of office continued after the annual meeting of stockholders were:
            Robert L. Barnett, Keith A. Brown, James C. Cotting, W. Douglas Ford, David W. Fox, Valerie B. Jarrett, Marvin E. Lesser and John B. Schwemm.

                                                        Votes                  Abstentions
                                   Votes               Withheld                and Broker
                                    For               or Against                Non-Votes
                                ----------            ----------               -----------
Election of Directors:
Lawrence M. Crutcher            39,694,196              341,418                    -
William C. Foote                39,703,838              331,776                    -
Judith A. Sprieser              39,698,849              336,765                    -

      (c) The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

                                                                  Votes                  Abstentions
                                             Votes               Withheld                and Broker
                                              For               or Against                Non-Votes
                                          ----------            ----------               -----------
Ratification of Appointment of
Deloitte & Touche LLP as Independent
Public Accountants                        39,760,275              192,418                   82,921

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      3(ii) Amended and Restated By-Laws of USG Corporation, dated May 12, 2004.

      10. Key Employee Retention Plan (July 1, 2004 - December 31, 2005), dated July 1, 2004.

      15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

      31.1 Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive Officer

      31.2 Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial Officer

      32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer

      32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer

(b)   Reports on Form 8-K:

      On April 28, 2004, the Corporation furnished to the SEC a Form 8-K for the purpose of disclosing, under "Item 12. Results of Operations and Financial Condition," its press release containing earnings release information for its first quarter of 2004.

      On May 18, 2004, the Corporation filed with the SEC a Form 8-K for the purpose of disclosing, under "Item 5. Other Events," that it had amended its bylaws.

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

July 30, 2004