Form 10-Q
period 2004-09-30
USG CORP
filed 2004-11-01
CIK 757011

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 30, 2004, 43,016,037 shares of USG common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
             Three Months and Nine Months
             Ended September 30, 2004 and 2003                                           3

        Consolidated Balance Sheets:
             As of September 30, 2004 and December 31, 2003                              4

        Consolidated Statements of Cash Flows:
             Nine Months Ended September 30, 2004 and 2003                               5

        Notes to Consolidated Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                        38

Item 4. Controls and Procedures                                                         51

Report of Independent Registered Public Accounting Firm                                 53

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                               55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                     55

Item 6. Exhibits                                                                        55

Signatures                                                                              56

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS                    NINE MONTHS
                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                      ----------------------------    ---------------------------
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    -----------
Net sales                             $      1,175    $        963    $      3,340    $      2,739
Cost of products sold                          941             816           2,719           2,341
Selling and administrative expenses             82              78             238             239
Chapter 11 reorganization expenses               4               2              10               7
                                      ------------    ------------    ------------    ------------
Operating profit                               148              67             373             152
Interest expense                                 2               2               4               5
Interest income                                 (2)             (1)             (4)             (3)
Other income, net                                -               -               3              (5)
                                      ------------    ------------    ------------    ------------
Earnings before income taxes and
  cumulative effect of accounting
  change                                       148              66             370             155
Income taxes                                    58              27             143              63
                                      ------------    ------------    ------------    ------------
Earnings before cumulative effect
  of accounting change                          90              39             227              92
                                      ------------    ------------    ------------    ------------
Cumulative effect of accounting
  change, net of tax                             -               -               -             (16)
                                      ------------    ------------    ------------    ------------
Net earnings                                    90              39             227              76
                                      ============    ============    ============    ============

EARNINGS PER COMMON SHARE:
  Basic and diluted before
    cumulative effect of accounting
    change                                    2.10            0.89            5.28            2.13

  Cumulative effect of accounting
    change                                       -               -               -           (0.37)
                                      ------------    ------------    ------------    ------------
  Basic and diluted                           2.10            0.89            5.28            1.75
                                      ============    ============    ============    ============
Dividends paid per common share                  -               -               -               -
Average common shares                   43,016,919      43,053,106      43,019,286      43,082,925
Average diluted common shares           43,018,186      43,054,141      43,020,448      43,082,925

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF           AS OF
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2004            2003
                                                    ------------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $        669    $        700
Short-term marketable securities                             129              64
Restricted cash                                               20               7
Receivables (net of reserves - $15 and $15)                  453             321
Inventories                                                  364             280
Income taxes receivable                                       20              26
Deferred income taxes                                         32              43
Other current assets                                          81              57
                                                    ------------    ------------
Total current assets                                       1,768           1,498

Long-term marketable securities                              258             176
Property, plant and equipment (net of accumulated
    depreciation and depletion - $892 and $816)            1,822           1,818
Deferred income taxes                                        135             178
Goodwill                                                      41              39
Other assets                                                 115              90
                                                    ------------    ------------
Total Assets                                               4,139           3,799
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             248             202
Accrued expenses                                             211             206
Current portion of long-term debt                              1               1
Income taxes payable                                          23               5
                                                    ------------    ------------
Total current liabilities                                    483             414

Long-term debt                                                 1               1
Deferred income taxes                                         23              23
Other liabilities                                            455             429
Liabilities subject to compromise                          2,239           2,243

Commitments and contingencies

Stockholders' Equity:
Preferred stock                                                -               -
Common stock                                                   5               5
Treasury stock                                              (258)           (258)
Capital received in excess of par value                      414             414
Accumulated other comprehensive income (loss)                 21              (1)
Retained earnings                                            756             529
                                                    ------------    ------------
Total stockholders' equity                                   938             689
                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                 4,139           3,799
                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                       ---------------------
                                                         2004         2003
                                                       ---------    ---------
OPERATING ACTIVITIES:
Net earnings                                           $     227    $      76
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                      -           16
   Depreciation, depletion and amortization                   83           80
   Deferred income taxes                                      44           43
   (Gain) loss on asset dispositions                          (1)           -
   (Increase) decrease in working capital:
    Receivables                                             (132)         (86)
    Income taxes receivable                                    6           (4)
    Inventories                                              (84)          (9)
    Payables                                                  64           40
    Accrued expenses                                           5          (44)
(Increase) decrease in other assets                          (28)         (11)
Increase (decrease) in other liabilities                      16           38
Change in asbestos receivable                                 11           19
Decrease in liabilities subject to compromise                 (4)         (20)
Other, net                                                     4           (2)
                                                       ---------    ---------
Net cash provided by operating activities                    211          136
                                                       ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures                                         (80)         (61)
Purchases of marketable securities                          (361)        (197)
Sales or maturities of marketable securities                 210          141
Net proceeds from asset dispositions                           6            1
Acquisition of business                                       (4)          (3)
                                                       ---------    ---------
Net cash used for investing activities                      (229)        (119)
                                                       ---------    ---------
FINANCING ACTIVITIES:
Deposit of restricted cash                                   (13)          (6)
                                                       ---------    ---------
Net cash used for financing activities                       (13)          (6)
                                                       ---------    ---------

Net (decrease) increase in cash and cash equivalents         (31)          11

Cash and cash equivalents at beginning of period             700          649
                                                       ---------    ---------
Cash and cash equivalents at end of period                   669          660
                                                       =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                  1            1
Income taxes paid, net                                        73           12

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

      The background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost are discussed in Note 13. Litigation.

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

      The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and to Judge Joy Flowers Conti, a district court judge. Three creditors' committees, one representing asbestos personal injury claimants, another representing asbestos property damage claimants, and a third representing unsecured creditors, were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceedings. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

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

      The plan of reorganization ultimately approved by the Bankruptcy Court in the Chapter 11 Cases may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by the Debtors to allow payment of present and future asbestos personal injury claims. Under the Bankruptcy Code, a plan of reorganization creating a Section 524(g) trust may be confirmed only if 75% of the asbestos claimants who vote on the plan approve the plan. A plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Bankruptcy Code are met.

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

      A key factor in determining the recovery of pre-petition creditors and stockholders under any plan of reorganization is the amount that must be provided in the plan to resolve the Debtors' liability for present and future asbestos claims. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos personal injury claimants have stated that the Debtors' liabilities for present and future asbestos claims exceed the value of the Debtors' assets and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. See Note 13. Litigation, for additional information regarding Debtors' asbestos liabilities and their estimated cost.

      The Debtors' asbestos liabilities to be funded under a plan of reorganization have not yet been determined and are subject to substantial dispute and uncertainty. While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to resolve present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock and other outstanding securities. The payment rights and other entitlements of pre-petition creditors and the Corporation's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims, or equity interests.

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

      In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continued until June 30, 2004. Effective July 1, 2004, the key employee retention plan, in an amended form, was extended until December 31, 2005. Under the amended plan, participants continue to earn awards semi-annually. The amendments introduce a performance feature for the last two (of four) payments to be made under the extended plan. The cost of the extended plan is projected to be approximately $9.8 million during the second half of 2004 and $19.6 million for the full year 2005 before taking into account the performance feature which could increase the final two payments up to 25% or eliminate them altogether. Because of the performance feature, expense in 2005 could range from a low of approximately $7.0 million (assuming failure to meet the performance target which would result in the final two payments being eliminated) to a maximum of approximately $22.7 million (assuming full attainment of the performance target).

      Total expenses, including related benefits, for key employee retention under the amended and/or original plans amounted to $6.2 million in the third quarter of 2004 and $11.5 million in the first nine months of 2004. For the respective 2003 periods, these expenses amounted to $5.9 million and $17.1 million. Expense in the first nine months of 2004 declined from the level in 2003 primarily due to the accrual in 2003 of deferred amounts that were paid in 2004.

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

      The outcome of the legislative process, however, is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Many labor organizations, including the AFL-CIO, as well as some Senators, have indicated that they oppose the FAIR Bill as introduced because, among other things, they believe that the FAIR Bill does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill. Discussions continue regarding possible revisions to the FAIR Bill that would allow it to move forward, but it is unclear whether these discussions will produce agreements on key issues. It is likely that, even if the FAIR Bill is enacted, the terms of the enacted legislation will be different from the current FAIR Bill, and those differences may be material to the FAIR Bill's impact on the Corporation.

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

      Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended on May 31, 2002, December 13, 2002, and September 30, 2004 setting forth the assets and liabilities of the Debtors as of the date of the Filing. The Bankruptcy Court established a bar date of January 15, 2003, by which proofs of claim were required to be filed against the Debtors for all claims other than asbestos-related personal injury claims as defined in the Bankruptcy Court's order.

      Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims), totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 429 claims totaling $198.8 million as amended or superceded; allowed the reduction of 636 claims by a total of $8.2 million; and allowed the correction of the Debtors on 1,281 claims and the reclassification of 258 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims on an ongoing basis.

      The deadline to bring avoidance actions in the Chapter 11 Cases was June 25, 2003. Avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the committee representing the unsecured creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by the Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. The Bankruptcy Court also granted the committee's request to extend the time by which the summonses and complaints are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases.

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

      The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 13. Litigation under Developments in the Reorganization Proceedings.

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

      The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims filed against U.S. Gypsum in the tort system through 2003, and this liability, in addition to liability for post-2003 claims, is the subject of significant dispute in the Chapter 11 Cases. See Note 13. Litigation for further discussion regarding the asbestos reserve and for additional information on the background of asbestos litigation and developments in the Corporation's reorganization proceedings.

      As of the date of this report, virtually all of the Corporation's pre-petition debt is in default due to the Filing and included in liabilities subject to compromise. This includes debt outstanding of $469 million under the pre-petition bank credit facilities and $536 million of other outstanding debt.

      Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consisted of the following items (dollars in millions):

                                                            As of           As of
                                                        September 30,    December 31,
                                                            2004            2003
                                                        -------------    ------------
Accounts payable                                        $         162    $        162
Accrued expenses                                                   41              44
Debt                                                            1,005           1,005
Asbestos reserve                                                1,061           1,061
Other long-term liabilities                                        13              14
                                                        -------------    ------------
Subtotal                                                        2,282           2,286
Elimination of intercompany accounts payable                      (43)            (43)
                                                        -------------    ------------
Total liabilities subject to compromise                         2,239           2,243
                                                        =============    ============

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

      As of September 30, 2004, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

      As of September 30, 2004, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $347 million and $192 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $8 million.

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

      CHAPTER 11 REORGANIZATION EXPENSES

      Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                              Three Months          Nine Months
                                           ended September 30,   ended September 30,
                                           -------------------   ------------------
                                            2004       2003       2004       2003
                                           -------    -------    -------    -------
Legal and financial advisory fees          $     7    $     4    $    17    $    13
Bankruptcy-related interest income              (3)        (2)        (7)        (6)
                                           -------    -------    -------    -------
Total chapter 11 reorganization expenses         4          2         10          7
                                           =======    =======    =======    =======

      INTEREST EXPENSE

      For the third quarter and first nine months of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 and $53 million, respectively. From the Petition Date through September 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $239 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

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

      The condensed DIP financial statements of the Debtors are presented as follows:

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                         THREE MONTHS            NINE MONTHS
                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                      -------------------    -------------------
                                        2004       2003        2004        2003
                                      --------   --------    --------    --------
Net sales                             $  1,066   $    864    $  3,019    $  2,472
Cost of products sold                      870        748       2,518       2,151
Selling and administrative expenses         69         67         201         206
Chapter 11 reorganization expenses           4          2          10           7
Interest expense                             1          1           3           4
Interest income                              -          -          (1)         (1)
Other (income) expense, net                  -         (1)          -          (5)
                                      --------   --------    --------    --------
Earnings before income taxes and
  cumulative effect of accounting
  change                                   122         47         288         110

Income taxes                                51         21         124          50
                                      --------   --------    --------    --------
Earnings before cumulative effect
  of accounting change                      71         26         164          60
Cumulative effect of accounting
  change                                     -          -           -         (13)
                                      --------   --------    --------    --------
Net earnings                                71         26         164          47
                                      ========   ========    ========    ========

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                        AS OF          AS OF
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2004            2003
                                                    ------------    ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $        421    $        489
Short-term marketable securities                             129              64
Restricted cash                                               12               7
Receivables (net of reserves - $10 and $11)                  407             276
Inventories                                                  308             232
Income taxes receivable                                       20              21
Deferred income taxes                                         31              41
Other current assets                                          70              47
                                                    ------------    ------------
Total current assets                                       1,398           1,177
Long-term marketable securities                              258             176
Property, plant and equipment (net of accumulated
  depreciation and depletion - $707 and $645)              1,586           1,576
Deferred income taxes                                        136             178
Goodwill                                                      41              39
Other assets                                                 351             358
                                                    ------------    ------------
Total Assets                                               3,770           3,504
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             215             168
Accrued expenses                                             192             186
Income taxes payable                                          16               4
                                                    ------------    ------------
Total current liabilities                                    423             358
Other liabilities                                            428             403
Liabilities subject to compromise                          2,239           2,243
Stockholders' Equity:
Preferred stock                                                -               -
Common stock                                                   5               5
Treasury stock                                              (258)           (258)
Capital received in excess of par value                      101             101
Accumulated other comprehensive income                        24               8
Retained earnings                                            808             644
                                                    ------------    ------------
Total stockholders' equity                                   680             500
                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                 3,770           3,504
                                                    ============    ============

                   USG CORPORATION AND OTHER DEBTOR COMPANIES
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     ---------------------
                                                       2004         2003
                                                     ---------    ---------
OPERATING ACTIVITIES:
Net earnings                                         $     164    $      47
Adjustments to reconcile net earnings to net cash:
   Cumulative effect of accounting change                    -           13
   Depreciation, depletion and amortization                 70           66
   Deferred income taxes                                    43           40
   (Gain) loss on asset dispositions                         -            -
(Increase) decrease in working capital:
    Receivables                                           (131)         (76)
    Income taxes receivable                                  1           (4)
    Inventories                                            (76)          (4)
    Payables                                                59           35
    Accrued expenses                                         6          (32)
(Increase) decrease in intercompany receivable              33           (8)
(Increase) decrease in other assets                        (29)          (5)
Increase (decrease) increase in other liabilities           16           34
Change in asbestos receivable                               11           19
Decrease in liabilities subject to compromise               (4)         (20)
Other, net                                                  (2)          (7)
                                                     ---------    ---------
Net cash provided by operating activities                  161           98
                                                     ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures                                       (70)         (45)
Purchases of marketable securities                        (361)        (197)
Sale or maturities of marketable securities                210          141
Net proceeds from asset dispositions                         1            1
Acquisition of business                                     (4)          (3)
                                                     ---------    ---------
Net cash used for investing activities                    (224)        (103)
                                                     ---------    ---------
FINANCING ACTIVITIES:
Deposit of restricted cash                                  (5)          (6)
                                                     ---------    ---------
Net cash used for financing activities                      (5)          (6)
                                                     ---------    ---------
Net decrease in cash and cash equivalents                  (68)         (11)

Cash and cash equivalents at beginning of period           489          478
                                                     ---------    ---------
Cash and cash equivalents at end of period                 421          467
                                                     =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                1            1
Income taxes paid, net                                      64           (1)

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

                                                              Weighted
                                                              Average
                                      Net         Shares     Per-Share
                                    Earnings      (000)        Amount
                                   ----------   ----------   ----------
Three Months Ended September 30,
2004:
Basic earnings                     $       90       43,017   $     2.10
Dilutive effect of stock options                         1
                                   ----------   ----------   ----------
Diluted earnings                           90       43,018         2.10
                                   ==========   ==========   ==========
2003:
Basic earnings                             39       43,053         0.89
Dilutive effect of stock options                         1
                                   ----------   ----------   ----------
Diluted earnings                           39       43,054         0.89
                                   ==========   ==========   ==========
Nine Months Ended September 30,
2004:
Basic earnings                     $      227       43,019   $     5.28
Dilutive effect of stock options                         1
                                   ----------   ----------   ----------
Diluted earnings                          227       43,020         5.28
                                   ==========   ==========   ==========
2003:
Basic earnings                             76       43,083         1.75
Dilutive effect of stock options                         -
                                   ----------   ----------   ----------
Diluted earnings                           76       43,083         1.75
                                   ==========   ==========   ==========

(5)   MARKETABLE SECURITIES

      As of September 30, 2004 and 2003, the Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                                2004                    2003
                                        ---------------------   ---------------------
                                                      Fair                    Fair
                                        Amortized    Market     Amortized    Market
                                          Cost        Value       Cost        Value
                                        ---------   ---------   ---------   ---------
Asset-backed securities                 $     165   $     165   $     107   $     107
U.S. government and agency securities          72          72          73          74
Municipal securities                           34          33          30          30
Corporate securities                           99          99          24          24
Time deposits                                  18          18           -           -
                                        ---------   ---------   ---------   ---------
Total marketable securities                   388         387         234         235
                                        =========   =========   =========   =========

      Contractual maturities of marketable securities as of September 30, 2004, were as follows (dollars in millions):

                                            Fair
                              Amortized    Market
                                Cost        Value
                              ---------   ---------
Due in 1 year or less         $     125   $     125
Due in 1-5 years                     54          53
Due in 5-10 years                     3           3
Due after 10 years                   41          41
                              ---------   ---------
                                    223         222
Asset-backed securities             165         165
                              ---------   ---------
Total marketable securities         388         387
                              =========   =========

      The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

      The Corporation had investments in marketable securities with a fair market value of $200 million that were in an unrealized loss position for less than 12 months as of September 30, 2004. These investments were in the following types of securities: $100 million in asset-backed securities, $59 million in government and agency securities, $31 million in corporate bonds, $5 million in Government Mortgage Backed Securities and $5 million in municipal/provincial bonds. The unrealized losses for these investments amounted to $1 million. The Corporation also had $2 million in asset backed securities that had been in a continuous loss position for a period greater than 12 months as of September 30, 2004. The amount of unrealized loss positions for these investments was less than $100,000.

(6)   ASSET RETIREMENT OBLIGATIONS

      On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact to the Corporation of adopting SFAS No. 143 was an increase in assets of $14 million, which included a $12 million increase in deferred tax assets, and an increase in liabilities of $30 million, which included a $1 million increase in deferred tax liabilities. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected on the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. Changes in the liability for asset retirement obligations during the first nine months of 2004 consisted of the following (dollars in millions):

                                      2004
                                      ----
Balance as of December 31, 2003       $ 35
Accretion expense                        2
Liabilities incurred                     7
Liabilities settled                     (2)
                                      ----
Balance as of September 30, 2004        42
                                      ====

(7)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Total goodwill amounted to $41 million as of September 30, 2004, and $39 million as of December 31, 2003. Goodwill increased by $2 million during the first nine months of 2004 as a result of a business acquisition.

      Other intangible assets amounted to $2 million as of September 30, 2004, and December 31, 2003. As of September 30, 2004, $1 million of this amount was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheet.

(8)   DERIVATIVE INSTRUMENTS

      The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss) on the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness amounted to a pretax loss of $1.5 million in the third quarter of 2004 and pretax income of $27,000 in the first nine months of 2004. As of September 30, 2004, the Corporation had no foreign currency contracts.

      COMMODITY DERIVATIVE INSTRUMENTS

      The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. The current contracts, all of which mature by December 31, 2006, are generally designated as cash flow hedges, with changes in fair value recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to earnings. As of September 30, 2004, the fair value of these swap contracts was $25 million ($41 million pre-tax), of which $25 million ($40 million pre-tax) remained in accumulated other comprehensive income (loss).

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

(9)   COMPREHENSIVE INCOME

      The components of comprehensive income are summarized in the following table (dollars in millions):

                                               Three Months                Nine Months
                                           ended September 30,          ended September 30,
                                         ------------------------    ------------------------
                                            2004          2003          2004          2003
                                         ----------    ----------    ----------    ----------
Net earnings                             $       90    $       39    $      227    $       76
                                         ----------    ----------    ----------    ----------
Pretax gain (loss) on derivatives                15           (21)           27           (23)
Income tax benefit (expense)                     (5)            8           (10)            9
                                         ----------    ----------    ----------    ----------
Gain (loss) on derivatives, net of tax           10           (13)           17           (14)
                                         ----------    ----------    ----------    ----------
Deferred currency translation                    14            (2)            5            22
                                         ----------    ----------    ----------    ----------
Unrealized gain (loss) on marketable
  securities, net of tax                          1             -             -             -
                                         ----------    ----------    ----------    ----------
Total comprehensive income                      115            24           249            84
                                         ==========    ==========    ==========    ==========

      There was no tax impact on the foreign currency translation adjustments.

      The components of accumulated other comprehensive income (loss) included on the consolidated balance sheets are summarized in the following table (dollars in millions):

                                                                 As of           As of
                                                              September 30,   December 31,
                                                                  2004            2003
                                                              ------------    ------------
Gain on derivatives, net of tax                               $         27    $         10
Deferred currency translation                                           (3)             (8)
Minimum pension liability, net of tax                                   (3)             (3)
Unrealized gain (loss) on marketable securities, net of tax              -               -
                                                              ------------    ------------
Total accumulated other comprehensive income (loss)                     21              (1)
                                                              ============    ============

      During the third quarter of 2004, accumulated net after-tax gains of $3 million ($5 million pretax) on derivatives were reclassified from accumulated other comprehensive income (loss) to earnings. As of September 30, 2004, the estimated net after-tax gain expected to be reclassified within the next 12 months from accumulated other comprehensive income
      (loss) into earnings is $23 million ($37 million pretax).

(10)  EMPLOYEE RETIREMENT PLANS

      The components of net pension and postretirement benefits costs for the three months and nine months ended September 30, 2004 and 2003 are summarized in the following table (dollars in millions):

                                       Three Months              Nine Months
                                    ended September 30,       ended September 30,
                                  ----------------------    ----------------------
                                    2004         2003         2004         2003
                                  ---------    ---------    ---------    ---------
PENSION:
Service cost of benefits earned   $       7    $       7    $      23    $      21
Interest cost on projected
     benefit obligation                  14           13           41           39
Expected return on plan assets          (13)         (13)         (40)         (39)
Net amortization                          5            2           14            8
                                  ---------    ---------    ---------    ---------
Net cost                                 13            9           38           29
                                  =========    =========    =========    =========
POSTRETIREMENT:
Service cost of benefits earned           4            3           11            9
Interest cost on projected
     benefit obligation                   6            5           17           16
Recognized (gain) loss                   (1)           -            1            -
                                  ---------    ---------    ---------    ---------
Net cost                                  9            8           29           25
                                  =========    =========    =========    =========

      In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $18 million and $56 million during the third quarter and first nine months of 2004, respectively, and expect to contribute cash of approximately $77 million during the full year 2004 to their pension plans.

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

      In the third quarter of 2004, the Corporation announced a change in the contribution requirements for participants in its retiree medical programs. This change was deemed to be a significant event under SFAS No. 106 and accordingly the plan's obligations were remeasured resulting in an approximate $67 million reduction in the accumulated postretirement benefit obligation.

(11)  STOCK-BASED COMPENSATION

      The Corporation accounts for stock-based compensation using the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the grant price, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants using the fair value method, net earnings and net earnings per common share would not have changed because stock options issued prior to the Filing are fully vested and no stock options have been issued subsequent to the Filing.

      As of September 30, 2004, common shares totaling 2,227,500 were reserved for future issuance in conjunction with existing stock option grants. In addition, 2,668,720 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

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

                                          Three Months              Nine Months
                                       ended September 30,       ended September 30,
                                     ----------------------    ----------------------
                                        2004         2003         2004         2003
                                     ----------   ---------    ---------    ---------
North American Gypsum                $     708    $     600    $   2,025    $   1,708
Worldwide Ceilings                         168          157          524          458
Building Products Distribution             470          341        1,286          961
Eliminations                              (171)        (135)        (495)        (388)
                                     ---------    ---------    ---------    ---------
Total USG Corporation                    1,175          963        3,340        2,739
                                     =========    =========    =========    =========
OPERATING PROFIT:
North American Gypsum                      125           60          308          145
Worldwide Ceilings                          14           12           55           29
Building Products Distribution              31           17           76           41
Corporate                                  (20)         (20)         (56)         (56)
Chapter 11 reorganization expenses          (4)          (2)         (10)          (7)
Eliminations                                 2            -            -            -
                                     ---------    ---------    ---------    ---------
Total USG Corporation                      148           67          373          152
                                     =========    =========    =========    =========

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

      In addition to the Personal Injury Cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex Manufacturing, LLC, have been named as defendants in a small number of asbestos personal injury cases. In addition, the legal representative for future asbestos claimants recently raised the issue of whether the Debtors may be liable for certain of the asbestos liabilities of A.P. Green Refractories Co., a former subsidiary of U.S. Gypsum and USG Corporation.

      More information regarding the Property Damage and Personal Injury Cases against U.S. Gypsum and the asbestos personal injury cases against L&W Supply, Beadex Manufacturing, LLC, and A.P. Green Refractories Co. is set forth below.

      The amount of the Debtors' present and future asbestos liabilities is the subject of significant dispute in Debtors' Chapter 11 Cases. If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of those liabilities may be determined through litigation proceedings in the Chapter 11 Cases, the outcome of which is extremely speculative.

      DEVELOPMENTS IN THE REORGANIZATION PROCEEDINGS: In late 2001, the Debtors' Chapter 11 Cases, along with four other asbestos-related bankruptcies, were assigned to Judge Alfred M. Wolin of the United States District Court for the District of New Jersey. As a result of developments in the reorganization proceedings, discussed below, the Debtors' Chapter 11 Cases were recently assigned to Judge Joy Flowers Conti of the United States District Court for the Western District of Pennsylvania, who replaces Judge Wolin.

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

      The Official Committee of Asbestos Personal Injury Claimants opposed the substantive estimation hearings proposed by the Debtors. The committee contends that the Debtors' liability for present and future asbestos personal injury claims should be based on extrapolation from the settlement history of such claims and not on litigating liability issues in the bankruptcy proceedings. The committee contends that the Bankruptcy Court does not have the power to exclude claimants who do not have objective evidence of asbestos-related disease if such claimants are compensated in the tort system outside of bankruptcy.

      The Debtors also filed a motion requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. The Debtors' motion was stayed by order of Judge Wolin. It is expected that the Official Committee of Asbestos Personal Injury Claimants will oppose the Debtors' motion.

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

      In November 2003, the Debtors and the committee representing unsecured creditors in the Chapter 11 Cases filed a motion to recuse, or remove, Judge Wolin from presiding over these cases. On May 17, 2004, the Third Circuit Court of Appeals issued an opinion and order directing Judge Wolin to remove himself from presiding over Debtors' Chapter 11 Cases. On September 27, 2004, the Third Circuit Court of Appeals assigned Judge Joy Flowers Conti of the United States District Court for the Western District of Pennsylvania to the Debtors' Chapter 11 Cases.

      In the third quarter of 2004, pursuant to an order of Judge Fitzgerald, the bankruptcy judge presiding over the Debtors' Chapter 11 Cases, the parties, including the committees, engaged in non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. The mediation was conducted before David Geronemus, who was appointed mediator by Judge Fitzgerald. The mediation has not resulted in an agreement regarding the Debtors' asbestos liability or the terms of a plan of reorganization.

      Prior to the mediation, the Debtors were informed by the mediator that the legal representative for future asbestos claimants has raised the issue of whether USG Corporation and its subsidiaries may be liable for asbestos personal injury claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green") before 1967. A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum in 1967 and thereafter operated as a wholly-owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly-owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly-traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green

      Industries, Inc.), as well as its parent company, Global Industrial Technologies, Inc., and other affiliates, filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings states that there are 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate. The disclosure statement also states that A.P. Green has approximately $492 million in unpaid prepetition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims.

      The Corporation does not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any liability based on sales of asbestos-containing products by A.P. Green. The Corporation also does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. If U.S. Gypsum is determined to be liable for the sale of asbestos-containing products by A.P. Green, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities and could materially and adversely affect the recovery of the Debtors' pre-petition creditors and holders of the Corporation's equity.

      The legal representative for future asbestos claimants and the Official Committee of Asbestos Personal Injury Claimants have also raised the issue of whether the assets and liabilities of all Debtors should be temporarily consolidated for purposes of the treatment of claims under a plan of reorganization. Under this theory, which is sometimes called "substantive consolidation," the liabilities of all Debtors subject to this consolidation, including liabilities based on sales of asbestos-containing products by U.S. Gypsum, would be paid from the pooled assets of U.S. Gypsum and all other Debtors subject to consolidation. If applied, substantive consolidation could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum and the holders of the Corporation's equity.

      As a result of the recent assignment of Judge Conti to the Debtors' Chapter 11 Cases, the Corporation does not know whether estimation proceedings regarding the Debtors' liability for cancer claims, as contemplated by Judge Wolin's February 19, 2003 Order, will occur. The Corporation also does not know whether the Court will ultimately address the validity and voting rights of non-malignant claims where there is no objective evidence of asbestos-related disease.

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

      The Debtors believe that they have substantial defenses to many of these property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. The Debtors have begun this process by issuing written notices to claimants that failed to provide evidence that any of the Debtors' products were ever installed in the buildings at issue. To date, the Debtors have issued these deficiency notices with regard to more than 1,600 buildings. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

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

      In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' law firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims (the "Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provide that the plaintiffs' firms will recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria and, with regard to those claims meeting established disease criteria, that the future clients agree to settle those claims for specified amounts. These Long-Term Settlements typically resolve claims for amounts consistent with historical per-claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceedings and plan of reorganization.

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

      In addition to the Personal Injury Cases pending against U.S. Gypsum, one of the Corporation's subsidiaries and a Debtor in the bankruptcy proceedings, L&W Supply, was named as a defendant in approximately 21 pending Personal Injury Cases as of the Petition Date. L&W Supply, a distributor of building products manufactured by U.S. Gypsum and other building products manufacturers, has not made any payments in the past to resolve Personal Injury Cases.

      One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceedings, Beadex Manufacturing, LLC ("Beadex"), manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage.

      The Corporation expects that any asbestos-related liability of L&W Supply and Beadex will be addressed in the plan of reorganization. However, because of, among other things, the small number of Personal Injury Cases pending against L&W Supply and Beadex to date, the Corporation does not have sufficient information at this time to predict how any plan of reorganization will address any asbestos-related liability of L&W Supply and Beadex.

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

      INSURANCE COVERAGE: As of September 30, 2004, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum.

      ESTIMATED COST: In 2000, prior to the Filing, an independent consultant completed an actuarial study of U.S. Gypsum's current and potential future asbestos liabilities. This study was based on the assumption that U.S.

      Gypsum's asbestos liability would continue to be resolved in the tort system. As part of this study, the Corporation and its independent consultant considered various factors that would impact the amount of U.S. Gypsum's asbestos personal injury liability. These factors included the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases were filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity sharing among Center members for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the possibility of additional bankruptcies of other defendants; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; allegations that U.S. Gypsum and the other Center members are responsible for the share of certain settlement agreements that was to be paid by former members that have refused or are unable to pay; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; the possibility that federal legislation addressing asbestos litigation would be enacted; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements; anticipated trends in recruitment of non-malignant or unimpaired claimants by plaintiffs' law firms; and future defense costs. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

      In connection with the Property Damage Cases, the Corporation considered, among other things, the extent to which claimants could identify the manufacturer of any alleged asbestos-containing products in the buildings at issue in each case; the amount of asbestos-containing products at issue; the claimed damages; the viability of statute of limitations and other defenses; the amount for which such cases can be resolved, which normally (but not uniformly) has been substantially lower than the claimed damages; and the viability of claims for punitive and other forms of multiple damages.

      Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims then pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a pretax noncash charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs. At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically have been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate U.S. Gypsum's liability for asbestos claims to be filed after 2003.

      Because of the Filing and activities relating to potential federal legislation addressing asbestos personal injury claims, the Corporation believes that there is greater uncertainty in estimating the reasonably possible range of the Debtors' liability for pending and future asbestos claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. The factors that impact the estimation of liability for pending and future asbestos claims in a bankruptcy proceeding and the amount that must be provided in the plan of reorganization for such liabilities include: (i) the number of present and future asbestos claims that will be addressed in the plan of organization; (ii) the value that will be paid to present and future claims, including the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceedings; (iii) how claims by individuals who have no objective evidence of impairment will be treated in the bankruptcy proceedings and plan of reorganization; (iv) how the Long-Term Settlements will be treated in the plan of reorganization and whether those settlements will be set aside; (v) how claims for punitive damages will be treated; (vi) the results of any litigation proceedings in the Chapter 11 Cases regarding the estimated number or value of present and future asbestos personal injury claims alleging cancer or other diseases; (vii) the treatment of asbestos property damage claims in the bankruptcy proceedings; (viii) the potential asbestos liability of L&W, Beadex, A.P. Green, or any other past or present affiliates of the Debtors and how any such liability will be addressed in the bankruptcy proceedings and plan of reorganization; (ix) whether the Debtors are consolidated for purposes of the classification and treatment of claims under a plan of reorganization;
      (x) how the requirement of Section 524(g), that 75% of the voting asbestos claimants approve the plan of reorganization, will impact the amount that must be provided in the plan of reorganization for pending and future asbestos claims; and (xi) the impact any relevant potential federal legislation may have on the proceedings. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. In addition, the estimates of the Debtors' asbestos liability that would be recorded as a result of the bankruptcy proceedings or the proposed federal legislation are likely to include all expected future asbestos cases to be brought against the Debtors

      (as opposed to the cases filed over a three-year period), and are likely to be recorded using the present value of the estimated liability. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

      Because of the uncertainties associated with estimating the Debtors' asbestos liability at this stage of the proceedings, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of September 30, 2004, was $1,061 million.

      Because the Filing and the possible federal legislation have changed the basis upon which the Debtors' asbestos liability will be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then pending claims and those to be filed through 2003. Although the Debtors have not participated in the tort system since June 2001 and have received no new asbestos cases since that time due to the filing of their Chapter 11 Cases, the reserve also is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve their asbestos liability if the FAIR Act, as currently proposed, is enacted. As the Chapter 11 Cases and the legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If the FAIR Act or similar legislation is not enacted, the Debtors' asbestos liability, as determined through the bankruptcy proceedings, could be materially greater than the accrued reserve. Counsel for the Official Committee of Asbestos Personal Injury Claimants and counsel for the legal representative for future asbestos claimants have stated that the Debtors' liabilities for present and future asbestos claims exceed the value of the Debtors' assets, that the Debtors are insolvent, and, further, that the Debtors may be responsible for certain of the asbestos liabilities of A.P. Green. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. When the Debtors determine that there is a reasonable basis for revision of the estimate of their asbestos liability, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability. This difference could be material to the Corporation's financial position, cash flows, and results of operations in the period recorded.

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

      The parties filed cross-motions for summary judgment in the consolidated proceedings. On March 28, 2003, in response to the cross-motions for summary judgment, Judge Wolin issued an order and memorandum opinion which granted in part and denied in part the Center's motion for summary judgment. Although the court ruled that Safeco is not required to remit any surety bond proceeds to the Center at this time, the court stated that certain settlements that were completed before U.S. Gypsum's Petition Date likely are covered by the surety bond but that the bond does not cover settlement payments that were not yet completed as of the Petition Date. The court did not rule on whether the bond covers other disputed obligations and reserved these issues to a subsequent phase of the litigation. As a result of the court's decision, it is likely that, absent a settlement of this matter, some portion of the bond may be drawn but that the amount drawn may be substantially less than the full amount of the bond. To the extent that Safeco were to pay all or any portion of the bond, it is likely that Safeco would draw down the JPMorgan Chase letter of credit to cover the bond payment and JPMorgan Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceedings.

      It is expected that the CCR bond litigation will be addressed by Judge Conti, who was recently appointed to preside over the Debtors' Chapter 11 Cases.

      CONCLUSION: There are many uncertainties associated with the resolution of the asbestos liability in the bankruptcy proceedings. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress and as issues relating to the estimation of the Debtors' asbestos liabilities are addressed. If such review results in the Debtors' estimate of the probable liability for present and future asbestos claims being different from the existing reserve, the reserve will be adjusted, and such adjustment could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

      ENVIRONMENTAL LITIGATION

      The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property also are covered by reserves established in accordance with the foregoing. The Debtors have been given permission by the Bankruptcy Court to satisfy environmental obligations up to $12 million. The Corporation believes that neither these matters nor any other known governmental proceedings regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations.

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

The Corporation had $1,076 million of cash, cash equivalents, restricted cash and marketable securities as of September 30, 2004, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses throughout the chapter 11 proceedings.

Net sales for the third quarter of 2004 were a record level for any quarter in the Corporation's history, surpassing the previous record set in the second quarter of this year. Third quarter 2004 net sales represented a 22% increase over the same period in 2003. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in the third quarter 2004 due to strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in the third quarter and are expected to continue at relatively high levels through the remainder of 2004. The strong level of activity in the aforementioned markets and industry utilization rates in excess of 90% in the third quarter have resulted in a rise of market selling prices for gypsum wallboard. U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was up 26% versus the third quarter of 2003. The Corporation's Worldwide Ceilings operating segment also reported increased third quarter sales as compared with the same period in 2003 primarily due to higher selling prices for ceiling grid and tile in 2004. Higher selling prices on ceiling grid continued into the third quarter despite a drop in demand. These trends followed a surge in customer purchases of grid during the first half of the year in anticipation of reduced supply and higher grid prices associated with a global shortage of steel and the related rise in the cost of steel.

The Corporation's gross margin was 19.9% in the third quarter of 2004, up from 15.3% in the third quarter of 2003. Gross margin improved as a result of increased shipments and higher selling prices for most major product lines. However, high levels of costs related to natural gas (a major source of energy for the Corporation), employee benefits (pension and medical insurance for active employees and retirees), information technology initiatives, wastepaper used in the manufacture of gypsum wallboard and steel used in the manufacture of ceiling grid continued to put pressure on profit margins.

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

During the legislative process, proceedings in the Debtors' Chapter 11 Cases have continued. On May 17, 2004, the Third Circuit Court of Appeals ordered that Judge Alfred M. Wolin be removed from presiding over the Debtors' Chapter 11 Cases, and on September 27, 2004, the Debtors' Chapter 11 Cases were assigned to Judge Joy Flowers Conti, a district court judge from the United States District Court for the Western District of Pennsylvania.

In the third quarter of 2004, pursuant to an order of Judge Fitzgerald, the bankruptcy judge presiding over the Debtors' Chapter 11 Cases, the parties, including the committees, engaged in non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. The mediation was conducted before David Geronemus, who was appointed mediator by Judge Fitzgerald. The mediation has not resulted in an agreement regarding the Debtors' asbestos liability or the terms of a plan of reorganization.

Prior to the mediation, the Debtors were informed by the mediator that the legal representative for future asbestos claimants has raised the issue of whether USG Corporation and its subsidiaries may be liable for asbestos personal injury claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green") before 1967. A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum in 1967 and thereafter operated as a wholly-owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly-owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly-traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.), as well as its parent company, Global Industrial Technologies, Inc., and other affiliates, filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos-related liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings states that there are 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate. The disclosure statements also states that A.P. Green has approximately $492 million in unpaid prepetition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims.

The Corporation does not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any asbestos-related liability based on sales of asbestos-containing products by A.P. Green. The Corporation also does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. If U.S. Gypsum is determined to be liable for the sale of asbestos-containing products by A.P. Green, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities and could materially and adversely affect the recovery of the Debtors' pre-petition creditors and holders of the Corporation's equity.

The legal representative for future asbestos claimants and the Official Committee of Asbestos Personal Injury Claimants have also raised the issue of whether the assets and liabilities of all Debtors should be temporarily consolidated for purposes of the treatment of claims under a plan of reorganization. Under this theory, which is sometimes called "substantive consolidation," the liabilities of all Debtors subject to this consolidation, including liabilities based on sales of asbestos-containing products by U.S. Gypsum, would be paid from the pooled assets of U.S. Gypsum and all other Debtors subject to consolidation. If applied, substantive consolidation could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum and the holders of the Corporation's equity.

See Item 1, Note 13. Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceedings, and estimated cost.

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

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 2004 totaled $1,175 million, a record for any quarter in the Corporation's history, surpassing the previous record set in the second quarter of this year, and a 22% increase from $963 million in the third quarter of 2003. For the first nine months of 2004, net sales totaled $3,340 million, up 22% from $2,739 million in the comparable 2003 period. Net sales are up for all three of the Corporation's operating segments in 2004 primarily due to increased shipments and higher selling prices for most major product lines. See Core Business Results of Operations below for an explanation of product line results by segment.

COST OF PRODUCTS SOLD

Cost of products sold in the third quarter of 2004 was $941 million, up 15% from $816 million a year ago. For the first nine months of 2004, cost of products sold totaled $2,719 million, up 16% from $2,341 million in the comparable 2003 period. Key factors for these variations were increased product volume and higher costs related to natural gas (a major source of energy for the Corporation), employee benefits (pension and medical insurance for active employees and retirees), information technology initiatives, wastepaper used in the manufacture of gypsum wallboard and steel used in the manufacture of ceiling grid.

GROSS PROFIT

Gross profit (net sales less cost of products sold) in the third quarter of 2004 was $234 million, a 59% increase from $147 million in the third quarter of 2003. For the first nine months of 2004, gross profit totaled $621 million, up 56% from $398 million in the comparable 2003 period. Gross margin (gross profit as a percent of net sales) was 19.9% in the third quarter of 2004, up from 15.3% in the third quarter of 2003. For the first nine months of 2004, gross margin was 18.6%, up from 14.5% in the comparable 2003 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the third quarter of 2004 were $82 million, up 5% from $78 million in the third quarter of 2003 primarily reflecting higher employee benefit costs (pension and medical insurance for active employees and retirees) and higher levels of accruals for incentive compensation associated with the attainment of profit goals. However, as a percent of net sales, selling and administrative expenses improved to 7.0% for the third quarter of 2004 from 8.1% in the third quarter of 2003 due to the higher level of net sales in 2004. For the first nine months, selling and administrative expenses were $238 million (7.1% of net sales), versus $239 million (8.7% of net sales) a year ago.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                               Three Months            Nine Months
                                           ended September 30,     ended September 30,
                                           --------------------    --------------------
                                             2004        2003        2004        2003
                                           --------    --------    --------    --------
Legal and financial advisory fees          $      7    $      4    $     17    $     13
Bankruptcy-related interest income               (3)         (2)         (7)         (6)
                                           --------    --------    --------    --------
Total chapter 11 reorganization expenses          4           2          10           7
                                           ========    ========    ========    ========

OPERATING PROFIT

Operating profit in the third quarter of 2004 was $148 million compared with $67 million in the third quarter of 2003. Operating profit for the first nine months of 2004 was $373 million compared with $152 million for the first nine months of 2003.

INTEREST EXPENSE

Interest expense of $2 million and $4 million was incurred in the third quarter and first nine months of 2004, respectively. Interest expense for the respective 2003 periods was $2 million and $5 million. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. For the third quarter and first nine months of 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $18 million and $53 million, respectively. From the Petition Date through September 30, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $239 million. Although no post-petition accruals are required to be made for such contractual interest expense, debtholders may seek to recover such amounts in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy related interest income in the third quarter of 2004 was $2 million compared with $1 million in the third quarter of 2003. Non-bankruptcy related interest income for the first nine months of 2004 was $4 million compared with $3 million for the first nine months of 2003.

INCOME TAXES

Income tax expense amounted to $58 million and $143 million in the third quarter and first nine months of 2004, respectively, compared with $27 million and $63 million in the corresponding 2003 periods. The effective tax rates were 38.7% and 40.8% for the first nine months of 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to a reduction in the Corporation's tax reserves resulting from the application of recently finalized IRS regulations to the Chapter 11 reorganization expenses incurred by the Corporation through 2003 and the impact on the effective tax rate of a similar amount of permanent book-tax differences but a higher amount of pretax earnings in the first nine months of 2004 versus the prior-year period.

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

NET EARNINGS

Net earnings of $90 million, or $2.10 per share, were reported for the third quarter of 2004 compared with $39 million, or $0.89 per share, for the third quarter of 2003. For the first nine months of 2004, net earnings totaled $227 million, or $5.28 per share, compared with $76 million, or $1.75 per share, for the first nine months of 2003.

CORE BUSINESS RESULTS OF OPERATIONS

(dollars in millions)                    THREE MONTHS            NINE MONTHS
                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     --------------------    --------------------
NET SALES:                             2004        2003        2004        2003
                                     --------    --------    --------    --------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $    638    $    540    $  1,829    $  1,548
CGC Inc. (gypsum)                          73          69         214         188
Other subsidiaries*                        49          39         129         102
Eliminations                              (52)        (48)       (147)       (130)
                                     --------    --------    --------    --------
 Total                                    708         600       2,025       1,708
                                     --------    --------    --------    --------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                       118         113         373         337
USG International                          50          45         150         127
CGC Inc. (ceilings)                        12          11          40          33
Eliminations                              (12)        (12)        (39)        (39)
                                     --------    --------    --------    --------
Total                                     168         157         524         458
                                     --------    --------    --------    --------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                    470         341       1,286         961
                                     --------    --------    --------    --------
Eliminations                             (171)       (135)       (495)       (388)
                                     --------    --------    --------    --------
Total USG Corporation                   1,175         963       3,340       2,739
                                     ========    ========    ========    ========
OPERATING PROFIT:
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                       103          43         251         109
CGC Inc. (gypsum)                          12          11          34          23
Other subsidiaries*                        10           6          23          13
                                     --------    --------    --------    --------
Total                                     125          60         308         145
                                     --------    --------    --------    --------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                         9          10          40          23
USG International                           4           -           9           2
CGC Inc. (ceilings)                         1           2           6           4
                                     --------    --------    --------    --------
Total                                      14          12          55          29
                                     --------    --------    --------    --------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                     31          17          76          41
                                     --------    --------    --------    --------
Corporate                                 (20)        (20)        (56)        (56)
Chapter 11 reorganization expenses         (4)         (2)        (10)         (7)
Eliminations                                2           -           -           -
                                     --------    --------    --------    --------
Total USG Corporation                     148          67         373         152
                                     ========    ========    ========    ========

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $708 million increased 18% from the third quarter of 2003, while operating profit more than doubled to $125 million. First nine months net sales of $2,025 million reflected an increase of 19% from a year ago, while operating profit of $308 million increased 112%.

For the third quarter of 2004, net sales for U.S. Gypsum increased $98 million, or 18%, compared with the third quarter of 2003, while operating profit rose $60 million, or 140%. These increases primarily reflected increased selling prices for SHEETROCK(R) brand gypsum wallboard and record shipments of gypsum wallboard and complementary building products.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $128.65 per thousand square feet in the third quarter of 2004. This price was up 26% from $101.83 in the third quarter of 2003 and up 9% from $118.47 in the second quarter of 2004.

Demand for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard continued to be very strong as shipments were at a record level for any third quarter in the company's history. U.S. Gypsum sold 2.73 billion square feet of gypsum wallboard during the third quarter of 2004, a slight increase from 2.70 billion square feet sold in the comparable 2003 period. U.S. Gypsum's wallboard plants operated at 93% of capacity in the third quarter of 2004 compared with 94% in the third quarter of 2003. Industry shipments of gypsum wallboard were up approximately 4% from the third quarter of 2003. Shipments are expected to remain at relatively high levels through the remainder of 2004.

The improved pricing and record shipments discussed above as well as the implementation of various cost-saving initiatives and improved production efficiencies at the company's gypsum wallboard plants more than offset the unfavorable effects of higher costs for wastepaper (a raw material used to produce the facing and backing of gypsum wallboard) and natural gas (a major source of energy for the company). Prices paid for wastepaper in the third quarter of 2004 were up over 30% from the third quarter of 2003.

U.S. Gypsum continued to grow its complementary building products business. Shipments of DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels were the highest for any quarter in the company's history. Shipments of SHEETROCK(R) brand joint treatment products were the highest for any third quarter in U.S. Gypsum's history. In September, the company announced the start-up of a new state-of-the-art joint treatment manufacturing line at the company's Gypsum, Ohio, plant.

Net sales for the gypsum business of Canada-based CGC Inc. increased $4 million or 6% and operating profit rose $1 million, or 9%, as compared with the third quarter of 2003. These results were primarily attributable to the favorable effects of currency translation, which, in the case of operating profit, was partially offset by higher manufacturing costs for gypsum wallboard.

WORLDWIDE CEILINGS

Third quarter 2004 net sales of $168 million increased 7%, while operating profit of $14 million increased 17%, as compared with the third quarter of 2003. For the first nine months of 2004, net sales of $524 million were up 14%, while operating profit increased to $55 million from $29 million a year ago.

USG Interiors, Inc., the Corporation's domestic ceilings business, reported a $5 million, or 4%, increase in net sales compared with the third quarter of 2003, primarily due to higher selling prices for ceiling grid and tile in 2004. However, operating profit for the company declined $1 million primarily due to higher energy and steel costs, combined with lower shipments of ceiling grid. Third quarter ceiling grid shipments were lower following a surge in customer purchases of grid during the first half of the year in anticipation of reduced supply and higher grid prices associated with the global shortage of steel. The Corporation expects that the cost of steel will continue to rise further during the fourth quarter but at a lesser rate than for the first nine months of the year.

USG International's third quarter 2004 net sales improved 11% and operating profit rose to $4 million from breakeven results in the third quarter of 2003 primarily due to increased demand for ceiling grid in Europe and the favorable effects of currency translation. In addition, third quarter 2003 breakeven results included a $1 million writedown related to a closed ceiling tile plant in Aubange, Belgium.

The ceilings business of CGC Inc. reported a $1 million increase in net sales and a $1 million decrease in operating profit for the third quarter of 2004.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, reported third quarter net sales of $470 million and operating profit of $31 million, representing increases of 38% and 82% respectively, from the third quarter of 2003. For the first nine months of 2004, net sales of $1,286 million and operating profit of $76 million increased 34% and 85%, respectively, versus the first nine months of 2003.

These increases primarily reflected record shipments of gypsum wallboard and complementary building products, such as drywall metal, ceiling products, joint compound and roofing. Third quarter 2004 shipments of L&W Supply's gypsum wallboard were up 10% versus the same prior-year period, while sales of complementary building products rose 43%.

L&W Supply operated 184 locations in the United States as of September 30, 2004, compared with 185 locations as of September 30, 2003.

MARKET CONDITIONS AND BUSINESS OUTLOOK

The gypsum industry experienced a record level of wallboard shipments in the third quarter of 2004 attributable to continued strength in the new housing and the residential remodeling markets. The robust level of activity in these markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and utilization rates in excess of 90% for the industry, have resulted in a rise of market selling prices for gypsum wallboard.

The outlook for the fourth quarter remains favorable. The strength of the residential market is expected to continue, although the exceptional strength of the first nine months of the year may abate somewhat in the fourth quarter. Increasing mortgage rates may affect the level of demand in both the new housing and residential remodeling markets. The commercial construction market, the principal market for the Corporation's ceilings products, is showing signs of improvement, but office vacancy rates remain at very high levels. In addition, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials and increased employee benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2004, the Corporation had $1,076 million of cash, cash equivalents, restricted cash and marketable securities, of which $256 million of cash and cash equivalents was held by non-Debtor subsidiaries. The total amount of $1,076 million was up $129 million, or 14%, from $947 million as of December 31, 2003. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and principal and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $53 million in the first nine months of 2004 and $239 million since the Petition Date.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents decreased $31 million during the first nine months of 2004. The primary source of cash in the first nine months of 2004 was earnings from operations. Primary uses of cash were: (i) working capital of $141 million (largely customer rebates, employee incentive compensation and other seasonal needs), (ii) net purchases of marketable securities of $151 million, (iii) capital spending of $80 million, (iv) the designation of $13 million as restricted cash representing cash collateral primarily to support outstanding letters of credit issued mainly for purchases of steel from foreign suppliers and (v) the use of $4 million for an acquisition.

Net cash from operating activities was $211 million during the first nine months of 2004 compared with $136 million from operating activities during the same period in 2003. This variation was primarily attributable to the increase in 2004 earnings from operations. Net cash used for investing activities increased to $229 million from $119 million primarily due to higher net purchases of marketable securities in 2004. Net cash used for financing activities of $13 million (the designation of restricted cash as described above) during the first nine months of 2004 represented a $7 million increase versus the first nine months of 2003.

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of September 30, 2004, amounted to $1,285 million, and the ratio of current assets to current liabilities was 3.66-to-1. As of December 31, 2003, working capital amounted to $1,084 million, and the ratio of current assets to current liabilities was 3.62-to-1.

Receivables increased to $453 million as of September 30, 2004, from $321 million as of December 31, 2003, largely reflecting a 28% increase in net sales for the month of September 2004 as compared with December 2003. Inventories and payables also were up from December 31, 2003, primarily due to the increased level of business. Inventories increased to $364 million from $280 million, and accounts payable increased to $248 million from $202 million. Accrued expenses increased slightly to $211 million from $206 million as of December 31, 2003.

MARKETABLE SECURITIES

As of September 30, 2004, $387 million was invested in marketable securities, up $147 million from $240 million as of December 31, 2003. Of the September 30, 2004 amount, $258 million was invested in long-term marketable securities and $129 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheet.

CAPITAL EXPENDITURES

Capital spending amounted to $80 million in the first nine months of 2004, compared with $61 million in 2003. As of September 30, 2004, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $275 million, compared with $95 million as of December 31, 2003.

During the bankruptcy proceedings, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to pursue a program of capital spending aimed at maintaining and enhancing its businesses.

RESTRICTED CASH AND LETTERS OF CREDIT

The Corporation has a $100 million credit agreement, which expires April 30, 2006, with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of September 30, 2004, $12 million of letters of credit, which are cash collateralized at 103%, were outstanding.

The Corporation has posted additional cash collateral in the amount of $8 million to support outstanding letters of credit and a bank guarantee issued by Commerzbank in Germany.

As of September 30, 2004, a total of $20 million was reported as restricted cash on the consolidated balance sheet.

DEBT

As of September 30, 2004, total debt amounted to $1,007 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2003, levels and do not include any accruals for post-petition contractual interest expense.

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

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against the Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. See Item 1. Note
13. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost.

The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. The Corporation believes that neither these matters nor any other known governmental proceedings regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations. See Item 1. Note 13. Litigation for additional information on environmental litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2003 Annual Report on Form 10-K, which was filed on February 24, 2004, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2004.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of September 30, 2004 and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 26, 2004

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1. Note 13. Litigation for information concerning the asbestos and related bankruptcy litigation and environmental litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                               (c) Total Number of       (c) Maximum Number (or
                                                                Shares (or Units)     Approximate Dollar Value)
                   (a) Total Number of    (b) Average Price    Purchased as Part of      of Shares (or Units)
 2004              of Shares (or Units)   Paid per Share (or    Publicly Announced     that May Yet Be Purchased
Period                  Purchased                 Unit)         Plans or Programs     Under the Plans or Programs
-----------------  --------------------   ------------------   --------------------   ---------------------------
July                      1,124                  17.73                  -                          -
August                    1,763                  17.42                  -                          -
September                     -                      -                  -                          -
                          -----                  -----              -----                     ------

Total 3rd Quarter         2,887                  17.58                  -                          -
                          =====                  =====              =====                     ======

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

ITEM 6. EXHIBITS

10.1  Third Amendment to Omnibus Management Incentive Plan of USG Corporation

10.2 Key Employee Retention Plan (July 1, 2004 - December 31, 2005), dated July 1, 2004 (incorporated by reference to Exhibit 10 of USG Corporation's Form 10-Q, dated July 30, 2004.

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

                                       USG CORPORATION

                                       By /s/ William C. Foote
                                          ------------------------------------
                                          William C. Foote,
                                          Chairman, Chief Executive Officer
                                          and President

                                       By /s/ Richard H. Fleming
                                          ------------------------------------
                                          Richard H. Fleming,
                                          Executive Vice President and
                                          Chief Financial Officer

                                       By /s/ D. Rick Lowes
                                          ------------------------------------
                                          D. Rick Lowes,
                                          Vice President and
                                          Controller

November 1, 2004