Form 10-K
period 2004-12-31
USG CORP
filed 2005-02-18
CIK 757011

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

                  For the fiscal year ended December 31, 2004

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

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Exchange on
               Title of Each Class                Which Registered
               -------------------               -------------------
         Common Stock, $0.10 par value         New York Stock Exchange
                                               Chicago Stock Exchange

         Preferred Share Purchase Rights       New York Stock Exchange
                                               Chicago Stock Exchange

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $749,743,366.

     The number of shares outstanding of the registrant's common stock as of January 31, 2005, was 43,313,533.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of USG Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 11, 2005, are incorporated by reference into Part III of this Form 10-K Report where indicated.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I
Item 1.    Business..................................................................................     3
Item 2.    Properties................................................................................     8
Item 3.    Legal Proceedings.........................................................................     9
Item 4.    Submission of Matters to a Vote of Security Holders.......................................     9

PART II
Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases
              of Equity Securities...................................................................    10
Item 6.    Selected Financial Data...................................................................    11
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.....    12
Item 7a.   Quantitative and Qualitative Disclosures About Market Risks...............................    29
Item 8.    Financial Statements and Supplementary Data...............................................    30
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    67
Item 9a.   Controls and Procedures...................................................................    67

PART III
Item 10.   Directors and Executive Officers of the Registrant........................................    69
Item 11.   Executive Compensation....................................................................    70
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters....................................................................    71
Item 13.   Certain Relationships and Related Transactions............................................    71
Item 14.   Principal Accounting Fees and Services....................................................    71

PART IV
Item 15.   Exhibits and Financial Statement Schedules................................................    72

Signatures...........................................................................................    76

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

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

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

     U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Other subsidiaries of the Corporation also have been named as defendants in a small number of asbestos personal injury lawsuits. As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other subsidiaries are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, U.S. Gypsum has ceased making payments with respect to asbestos lawsuits, including payments pursuant to settlements of asbestos lawsuits. See Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, and Note 19, Litigation, for additional information on the bankruptcy proceeding and asbestos litigation.

OPERATING SEGMENTS

The Corporation's operations are organized into three operating segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. Net sales for the respective segments accounted for approximately 53%, 13% and 34% of 2004 consolidated net sales.

NORTH AMERICAN GYPSUM

BUSINESS

North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico, S.A. de C.V. ("USG Mexico") in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 2004. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.

PRODUCTS

North American Gypsum's products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK(R) brand name. Also sold under the SHEETROCK(R) brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK(R) line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK(R) line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems. The LEVELROCK(R) line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential, commercial and multi-family installations. The Corporation produces a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK(R) brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the trade names RED TOP(R), IMPERIAL(R) and DIAMOND(R). The Corporation also produces gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

MANUFACTURING

North American Gypsum's products are manufactured at 44 plants located throughout the United States, Canada and Mexico.

     Gypsum rock is mined or quarried at 14 company-owned locations in North America. In 2004, these locations provided approximately 70% of the gypsum used by the Corporation's plants in North America. Certain plants purchase or acquire synthetic gypsum and natural gypsum rock from various outside sources. Outside purchases or acquisitions accounted for 30% of the gypsum used in the Corporation's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 25 years of operation based on the Corporation's average annual production of crude gypsum during the past five years of 9.5 million tons. Proven reserves contain approximately 243 million tons. Additional reserves of approximately 148 million tons are found on four properties not in operation.

     About 26% of the gypsum used in the Corporation's plants in North America is synthetic gypsum which is a byproduct resulting from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. The Corporation has entered into a number of long-term supply agreements that provide for the acquisition of such gypsum. The Corporation generally takes possession of the gypsum at the producer's facility and transports it to its user wallboard plants by water where convenient using ships or river barges, or by railcar or truck. The supply of synthetic gypsum is continuing to increase as more power generation plants are fitted with desulphurization equipment. Synthetic gypsum is supplied fully or partially to 12 of the Corporation's gypsum wallboard plants.

     The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of the Corporation's wallboard production processes. The Corporation augments its paper needs through purchases from outside suppliers. About 6% of the Corporation's paper supply was purchased from such sources during 2004.

MARKETING AND DISTRIBUTION

Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of the Corporation, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2004 about 47% of total industry volume demand for gypsum wallboard was generated by new residential construction, 39% of volume demand was generated by residential and nonresidential repair and remodel activity, 8% of volume demand was generated by new nonresidential construction, and the remaining 6% of volume demand was generated by other activities such as exports and temporary construction.

COMPETITION

The Corporation accounts for approximately one-third of the total gypsum wallboard sales in the United States. In 2004, U.S. Gypsum shipped 11.0 billion square feet of wallboard, the highest level in its history, out of total U.S. industry shipments (including imports) estimated by the Gypsum Association at 35.1 billion square feet, the highest level on record. Competitors in the United States are: National Gypsum Company, BPB (through its subsidiaries BPB Gypsum, Inc. and BPB America Inc.), Georgia-Pacific Corporation, American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America, Inc. and PABCO Gypsum. Competitors in Canada include BPB Canada Inc., Georgia-Pacific Corporation and Lafarge North America, Inc. The major competitor in Mexico is Panel Rey, S.A. Principal methods of competition are quality of products, service, pricing and compatibility of systems.

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

PRODUCTS

Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. Its integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE(R) and ACOUSTONE(R) brands of ceiling tile and the DONN(R), DX(R), FINELINE(R), CENTRICITEE(R), CURVATURA(R) and COMPASSO(R) brands of ceiling grid.

MANUFACTURING

Worldwide Ceilings' products are manufactured at 14 plants located in North America, Europe and the Asia-Pacific region. These include 9 ceiling grid plants, 3 ceiling tile plants and 2 plants that either produce other interior systems products or prepare raw materials for ceiling tile and grid. Principal raw materials used in the production of Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. Certain of these raw materials are produced internally, while others are obtained from various outside suppliers. While the Corporation expects the availability of steel generally to remain tight and steel prices to remain high, the Corporation does not anticipate a shortage of steel for use in the manufacture of its ceiling grid products in 2005.

MARKETING AND DISTRIBUTION

Worldwide Ceilings' products are sold primarily in markets related to the new construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply and home improvement centers.

COMPETITION

The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. The Corporation estimates that it is the second-largest manufacturer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), BPB America Inc. and AMF Mineralplatten GmbH Betriebs KG. Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

BUILDING PRODUCTS DISTRIBUTION

BUSINESS

Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2004, L&W Supply distributed approximately 11% of all gypsum wallboard in the United States, including approximately 29% of U.S. Gypsum's wallboard production.

MARKETING AND DISTRIBUTION

L&W Supply was organized in 1971 by U.S. Gypsum. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 45% of its 2004 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 89% of its facilities from third parties. Typical leases have terms ranging from three to 15 years and include renewal options.

     L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. As part of its plan, L&W Supply acquired three locations, opened one location and consolidated one location during 2004, leaving a total of 186 locations in 36 states as of December 31, 2004, compared with 183 locations and 181 locations as of December 31, 2003 and 2002, respectively.

COMPETITION

L&W Supply has a number of competitors, including Gypsum Management Supply, an independent distributor with locations in the southern, central and western United States. There are several regional competitors such as Rinker Materials Corporation in the Southeast (primarily in Florida), KCG, Inc., which is primarily in the southwestern and central United States, and The Strober Organization, Inc. in the northeastern and mid-Atlantic states. L&W Supply's many local competitors include specialty wallboard distributors, lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors. Principal methods of competition are location, service, range of products and pricing.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 10, Directors and Executive Officers of the Registrant - Executive Officers of the Registrant (as of February 18, 2005).

OTHER INFORMATION

The Corporation performs research and development at the USG Research and Technology Center in Libertyville, Ill. (the "Research Center"). The staff at the Research Center provides specialized technical services to the operating units and does product and process research and development. The Research Center is especially well-equipped for carrying out fire, acoustical, structural and environmental testing of products and building assemblies. It also has an analytical laboratory for chemical analysis and characterization of materials. Development activities can be taken to an on-site pilot-plant level before being transferred to a full-size plant. The Research Center also is responsible for an industrial design group located at the USG Solutions Center(SM) in Chicago, Ill.

     Research and development also was performed in 2004 at a facility in Avon, Ohio. However, in mid-2004, the Corporation announced its decision to close the Avon facility in December 2004. The Avon facility housed staff and equipment for product development in support of suspension grid for acoustical ceiling tile. As of December 31, 2004, research and development activities at the Avon facility were in the process of being transferred to the Research Center. This transfer is expected to be completed by mid-2005.

     Primary supplies of energy have been adequate, and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Energy price swap agreements are used by the Corporation to hedge the cost of a substantial majority of purchased natural gas.

     None of the operating segments has any special working capital requirements. No single customer of the Corporation accounted for 10% or more of the Corporation's 2004, 2003 or 2002 consolidated net sales, except for The Home Depot, Inc., which, on a worldwide basis, accounted for approximately 11% in 2004 and 2003 and 10% in 2002. Because orders are filled upon receipt, no operating segment has any significant order backlog.

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

     In 2004, the average number of employees of the Corporation was 13,800.

     See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 17, Segments, for financial information pertaining to operating and geographic segments.

AVAILABLE INFORMATION

The Corporation maintains a website at www.usg.com and makes available at this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). If you wish to receive a hard copy of any exhibit to the Corporation's reports filed with or furnished to the Securities and Exchange Commission, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. You may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and the Asia-Pacific region. In 2004, U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard plants operated at 94% of capacity. USG Interiors' AURATONE(R) brand ceiling tile plants operated at 88% of capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):



NORTH AMERICAN GYPSUM

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS

Aliquippa, Pa. *                Jacksonville, Fla. *                 Sperry, Iowa *
Baltimore, Md. *                New Orleans, La. *                   Stony Point, N.Y.
Boston (Charlestown), Mass.     Norfolk, Va.                         Sweetwater, Texas
Bridgeport, Ala. *              Plaster City, Calif.                 Hagersville, Ontario, Canada *
Detroit (River Rouge), Mich.    Rainier, Ore. *                      Montreal, Quebec, Canada *
East Chicago, Ind. *            Santa Fe Springs, Calif.             Monterrey, Nuevo Leon, Mexico
Empire, Nev.                    Shoals, Ind. *                       Puebla, Puebla, Mexico
Fort Dodge, Iowa                Sigurd, Utah
Galena Park, Texas *            Southard, Okla.

*    Plants supplied fully or partially by synthetic gypsum.

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)

Auburn, Wash.                   Gypsum, Ohio                         Hagersville, Ontario, Canada
Bridgeport, Ala.                Jacksonville, Fla.                   Montreal, Quebec, Canada
Chamblee, Ga.                   Phoenix (Glendale), Ariz. (leased)   Surrey, British Columbia, Canada
Dallas, Texas                   Port Reading, N.J.                   Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.              Sigurd, Utah                         Puebla, Puebla, Mexico
Fort Dodge, Iowa                Torrance, Calif.                     Port Klang, Malaysia (leased)
Galena Park, Texas              Calgary, Alberta, Canada (leased)

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

PAPER FOR GYPSUM WALLBOARD

Clark, N.J.                     Jacksonville, Fla.                   South Gate, Calif.
Galena Park, Texas              North Kansas City, Mo.
Gypsum, Ohio                    Oakfield, N.Y.

OTHER PRODUCTS

Synthetic gypsum is processed at Belledune, New Brunswick, Canada. A mica-processing plant is located at Spruce Pine, N.C. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Puebla, Mexico, and Saltillo, Coahuila, Mexico. Gypsum fiber panel products are produced at Gypsum, Ohio. Paper-faced metal corner bead is manufactured at Auburn, Wash., and Weirton, W.Va. Sealants and finishes are produced at La Mirada, Calif.

PLANT CLOSURES

The lime products operation in New Orleans, La., was shut down during the first quarter of 2004. The joint compound plant at Edmonton, Alberta, Canada, was closed during the second quarter of 2004.

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


ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, and Note 19, Litigation, for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common stock trades on the New York Stock Exchange (the "NYSE") and the Chicago Stock Exchange under the trading symbol USG. The NYSE is the principal market for these securities. As of January 31, 2005, there were 3,578 holders of record of the Corporation's common stock. No dividends are being paid on the Corporation's common stock.

     See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

     The high and low sales prices of the Corporation's common stock in 2004 and 2003 were as follows:

                       2004              2003
                 ---------------   ---------------
                  High      Low     High      Low
                 ------   ------   ------   ------
First quarter    $20.17   $15.46   $ 9.04   $ 3.78
Second quarter    19.48    12.30    22.33     4.16
Third quarter     19.95    16.21    23.72    13.05
Fourth quarter    41.67    18.24    18.86    14.20

     Purchases of equity securities by or on behalf of the Corporation during the fourth quarter of 2004 were as follows:

                                                                  Total Number                  Maximum Number
                                                                of Shares (or Units)        (or Approximate Dollar
                           Total Number        Average Price    Purchased as Part of     Value) of Shares (or Units)
2004                   of Shares (or Units)   Paid per Share     Publicly Announced       That May Yet Be Purchased
Period                     Purchased (a)       (or Unit) (b)   Plans or Programs (c)   Under the Plans or Programs (c)
------                 --------------------   --------------   ---------------------   -------------------------------
October                           --                  --                 --                           --
November                          --                  --                 --                           --
December                       1,904              $40.57                 --                           --
                               -----              ------                ---                          ---
Total Fourth Quarter           1,904               40.57                 --                           --
                               =====              ======                ===                          ===

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

ITEM 6. SELECTED FINANCIAL DATA

USG CORPORATION
FIVE-YEAR SUMMARY

                                                                                Years Ended December 31,
                                                                    -----------------------------------------------
(dollars in millions, except per-share data)                          2004      2003      2002      2001      2000
--------------------------------------------                        -------   -------   -------   -------   -------
STATEMENT OF EARNINGS DATA:
Net sales                                                           $ 4,509   $ 3,666   $ 3,468   $ 3,296   $ 3,781
Cost of products sold                                                 3,672     3,121     2,884     2,882     2,941
Gross profit                                                            837       545       584       414       840
Selling and administrative expenses                                     317       324       312       279       309
Chapter 11 reorganization expenses                                       12        11        14        12        --
Provisions for impairment and restructuring                              --        --        --        33        50
Provision for asbestos claims                                            --        --        --        --       850
Operating profit (loss)                                                 508       210       258        90      (369)
Interest expense (a)                                                      5         6         8        33        52
Interest income                                                          (6)       (4)       (4)       (5)       (5)
Other (income) expense, net                                              --        (9)       (2)       10         4
Income taxes (benefit)                                                  197        79       117        36      (161)
Earnings (loss) before cumulative effect of accounting change           312       138       139        16      (259)
Cumulative effect of accounting change                                   --       (16)      (96)       --        --
Net earnings (loss)                                                     312       122        43        16      (259)
Net Earnings (Loss) Per Common Share:
   Cumulative effect of accounting change                                --     (0.37)    (2.22)       --        --
   Basic                                                               7.26      2.82      1.00      0.36     (5.62)
   Diluted                                                             7.26      2.82      1.00      0.36     (5.62)

BALANCE SHEET DATA (as of the end of the year):
Working capital                                                       1,220     1,084       939       914         4
Current ratio                                                          3.14      3.62      3.14      3.85      1.01
Cash, cash equivalents, restricted cash and marketable securities     1,249       947       830       493        70
Property, plant and equipment, net                                    1,853     1,818     1,788     1,800     1,830
Total assets                                                          4,278     3,799     3,636     3,464     3,214
Total debt (b)                                                        1,006     1,007     1,007     1,007       711
Liabilities subject to compromise                                     2,242     2,243     2,272     2,311        --
Total stockholders' equity                                            1,024       689       535       491       464

OTHER INFORMATION:
Capital expenditures                                                    138       111       100       109       380
Stock price per common share (c)                                      40.27     16.57      8.45      5.72     22.50
Cash dividends per common share                                          --        --        --     0.025      0.60
Average number of employees                                          13,800    13,900    14,100    14,300    14,900

(a) Interest expense excludes contractual interest expense which has not been accrued or recorded subsequent to June 25, 2001. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Results of Operation - Interest Expense.

(b) Total debt as of December 31, 2004, 2003, 2002 and 2001, includes $1,005 million of debt classified as liabilities subject to compromise.

(c)  Stock price per common share reflects the final closing price of the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors") are currently operating under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Debtors took this action to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. To properly understand the Corporation and its businesses, investors, creditors or other readers of this report should first understand the nature of this voluntary reorganization process under chapter 11 and the potential impacts the reorganization may have on their rights and interests in the Corporation as described in more detail below. At this point, there is great uncertainty as to the amount of the Debtors' asbestos liability and thus the value of any recovery for pre-petition creditors or stockholders under any final plan of reorganization. No plan of reorganization has thus far been proposed by the Debtors.

     The Corporation had $1,249 million of cash, cash equivalents, restricted cash and marketable securities as of December 31, 2004, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses, throughout the chapter 11 proceedings.

     The Corporation achieved record net sales in 2004, surpassing 2003 net sales by 23%. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in 2004 due to growth in the new housing and repair and remodel markets. The Corporation's Worldwide Ceilings operating segment also reported increased 2004 net sales as compared with 2003 primarily due to higher selling prices for ceiling grid and tile. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in 2004 and are expected to be strong in 2005. The favorable level of activity in the aforementioned markets and industry capacity utilization rates in excess of 90% have resulted in a rise in market selling prices for gypsum wallboard. The nationwide average realized selling price for United States Gypsum Company's SHEETROCK(R) brand gypsum wallboard was up 21% from 2003.

     The Corporation's gross margin was 18.6% in 2004, up from 14.9% in 2003. Gross margin improved primarily as a result of higher selling prices for all major product lines. However, profit margins have been pressured by high levels of costs related to the price of natural gas (a major source of energy for the Corporation), employee benefits (pension and medical insurance for active employees and retirees), the implementation of a new enterprise-wide software system and the price of wastepaper used in the manufacture of gypsum wallboard and steel used in the manufacture of ceiling grid. Together, these cost factors added approximately $105 million to cost of products sold in 2004 as compared with 2003.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. The Debtors' bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     At the time of the Filing, Debtor United States Gypsum Company ("U.S. Gypsum"), a subsidiary of the Corporation, was a defendant in more than 100,000 asbestos personal injury lawsuits. U.S. Gypsum was also a defendant in 11 asbestos lawsuits alleging property damage. In addition, two subsidiaries, Debtors L&W Supply Corporation ("L&W Supply") and Beadex Manufacturing, LLC ("Beadex"), were defendants in a small number of asbestos personal injury lawsuits.

DEVELOPMENTS IN THE REORGANIZATION PROCEEDING

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

     The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge. Judge Conti recently entered an order stating that she will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald. Three creditors' committees, one representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants"), another representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants"), and a third representing unsecured creditors (the "Official Committee of Unsecured Creditors"), were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceedings.

     The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization until June 30, 2005. The Debtors may seek one or more additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

     Any plan of reorganization ultimately approved by the Bankruptcy Court may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by the Debtors to allow payment of present and future asbestos personal injury claims. Under the Bankruptcy Code, a plan of reorganization creating a Section 524(g) trust may be confirmed only if 75% of the asbestos claimants who are affected by the trust and who vote on the plan approve the plan. Section 524(g) also requires that such trust own (or have the right to acquire if specified contingencies occur) a majority of the voting stock of each relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor. A plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Bankruptcy Code are met.

     The Debtors also expect that the plan of reorganization will address the Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

     If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust relating to one or more of the Debtors, the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against the relevant Debtors, their successors, and their affiliates, and channeling those claims to the trust for payment in whole or in part.

     A key factor in determining whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan to address the Debtors' liability for present and future asbestos claims.

     The amount of the Debtors' asbestos liabilities has not yet been determined and is subject to substantial uncertainty. The Debtors have stated that they believe they can pay all legitimate asbestos liabilities in full and that the Debtors are solvent. The Debtors have requested the court to estimate their asbestos personal injury liabilities taking into account the Debtors' defenses to these claims. One of the key issues in estimating the Debtors' asbestos personal injury liabilities is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and whether such claimants, who significantly outnumber cancer claimants, are entitled to vote on a plan of reorganization. Other important estimation issues include the determination of the characteristics and number of present and future claimants who are likely to have had any, or sufficient, exposure to the Debtors' products, whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause disease, and what are the appropriate claim values to apply in the estimation process.

     The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The committee and the legal representative also contend that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

     In addition to the amount of the Debtors' asbestos liabilities, another key issue to be addressed in these Chapter 11 Cases is whether the assets of all of the Debtors should be available to pay the asbestos liabilities of U.S. Gypsum. In the fourth quarter of 2004, the Debtors other than U.S. Gypsum filed a complaint for declaratory relief in the Bankruptcy Court requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. The Official Committee of Unsecured Creditors has joined the Debtors in this action. In opposition, the Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants filed counterclaims asserting that the assets of all Debtors should be available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation. If the assets of all Debtors are pooled for the payment of all liabilities, including the asbestos liabilities of U.S. Gypsum, this could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum as well as the holders of the Corporation's equity. The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants have also asserted claims seeking a declaratory judgment that L&W Supply has direct liability for asbestos personal injury claims on the asserted grounds that L&W Supply distributed asbestos-containing products and assumed the liabilities of former U.S. Gypsum subsidiaries that distributed such products.

     The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also have asserted in a court filing that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green"). They allege that U.S. Gypsum is liable for A.P. Green's liabilities due to U.S. Gypsum's acquisition of A.P. Green in 1967. They also allege that the other Debtors are liable for U.S. Gypsum's liabilities, including the alleged liabilities of A.P. Green, under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

     A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum in 1967 and thereafter operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.) as well as its parent company, Global Industrial Technologies, Inc., and other affiliates filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The draft disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings indicates that, in early 2002, there were 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate, and that A.P. Green estimates that several hundred thousand additional claims will be asserted against it and/or its affiliate. The disclosure statement also indicates that, in early 2002, A.P. Green had approximately $492 million in unpaid pre-petition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims.

     The Corporation does not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any liability based on sales of asbestos-containing products by A.P. Green. The Corporation also does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. If U.S. Gypsum is determined to be liable for the sale of asbestos-containing products by A.P. Green or its affiliates, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities. Such a result could materially and adversely affect the recovery of other Debtors' pre-petition creditors and the Corporation's stockholders, depending upon, among other things, the amount of A.P. Green's alleged asbestos liabilities and whether the other Debtors are determined to be liable for U.S. Gypsum's liabilities, including alleged A.P. Green liabilities.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

During 2004, there were developments regarding potential federal legislation. On April 7, 2004, the Fairness in Asbestos Injury Resolution Act of 2004 (Senate Bill 2290, the "FAIR Bill") was introduced in the United States Senate. The FAIR Bill has not been approved by the Senate, has not been introduced in the House of Representatives, and is not law.

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

     In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants would return to the court system to resolve claims not paid by the national trust fund.

     The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. In addition to the organized plaintiffs' bar, many labor organizations, including the AFL-CIO, as well as some Senators have indicated that they oppose the FAIR Bill as introduced because, among other things, they believe that the FAIR Bill does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill.

     It is anticipated that a revised version of the FAIR Bill will be introduced in the 109th Congress. However, it is likely that some of the opponents identified above will remain opposed to the FAIR Bill when it is reintroduced, and whether the FAIR Bill will ever be enacted cannot be predicted. It is also likely that, even if the FAIR Bill is enacted, the terms of the enacted legislation will differ from those of the FAIR Bill considered in 2004, and those differences may be material to the FAIR Bill's impact on the Corporation.

     Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

ESTIMATED COST OF ASBESTOS LIABILITY

Prior to the Filing, in the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing to $1,185 million its total accrued reserve for resolving in the tort system the asbestos claims pending as of December 31, 2000, and expected to be filed through 2003. At that time, the estimated range of U.S. Gypsum's probable liability for such claims was between $889 million and $1,281 million, including defense costs. These amounts are stated before tax benefit and are not discounted to present value. As of December 31, 2004, the Corporation's accrued reserve for asbestos claims totaled $1,061 million.

     Because of the uncertainties associated with estimating the Debtors' liability for present and future asbestos claims at this stage of the bankruptcy proceedings, no change has been made to the previously recorded reserve except to reflect certain minor asbestos-related costs incurred since the Filing.

     Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system

U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted.

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

POTENTIAL OUTCOMES OF THE FILING

While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to address present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock. The payment rights and other entitlements of pre-petition creditors and the Corporation's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims or equity interests.

     It is also not possible to predict how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into before the Petition Date. Certain of these intercompany transactions have been challenged by various parties in these Chapter 11 Cases (see Developments in the Reorganization Proceeding, above), and other arrangements, transactions and relationships may be challenged by parties to these Chapter 11 Cases. The outcome of such challenges may have an impact on the treatment of various claims under any plan of reorganization.

     See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, and
Note 19, Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost.

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales were $4,509 million in 2004, $3,666 million in 2003 and $3,468 million in 2002.

     Net sales increased 23% in 2004 as compared with 2003 reflecting increased sales for all three operating segments. Net sales improved for North American Gypsum due to record shipments and higher selling prices for SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels. Net sales for the Building Products Distribution segment rose due to record shipments and higher selling prices for gypsum wallboard and increased sales of complementary products. Net sales for the Worldwide Ceilings segment increased primarily due to higher selling prices for ceiling grid and tile, while shipments of these product lines were virtually unchanged.

     Net sales increased 6% in 2003 as compared with 2002 primarily due to increased shipments of SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board. Net sales for the Building Products Distribution segment rose in 2003 due to increased shipments of gypsum wallboard and increased sales of complementary products. However, net sales for the Worldwide Ceilings segment were down slightly as a result of decreased demand for ceiling products.

COST OF PRODUCTS SOLD

Cost of products sold totaled $3,672 million in 2004, $3,121 million in 2003 and $2,884 million in 2002.

     Cost of products sold increased in 2004 and 2003 from the respective prior years largely due to increased volume for gypsum wallboard and gypsum-related products. Other key factors for the increases in 2004 and 2003 were higher costs related to the price of natural gas, employee benefits (pension and medical insurance for active employees and retirees), the implementation of a new enterprise-wide software system, the price of steel used in the manufacture of ceiling grid and, for 2004 only, the price of wastepaper used in the manufacture of gypsum wallboard. These other key factors accounted for approximately $105 million, or 19%, of the total 2004 versus 2003 increase and approximately $110 million, or 46%, of the total 2003 versus 2002 increase.

GROSS PROFIT

Gross profit was $837 million in 2004, $545 million in 2003 and $584 million in 2002. Gross margin (gross profit as a percentage of net sales) for the respective years was 18.6%, 14.9% and 16.8%.

     Gross profit improved in 2004 as compared with 2003 primarily due to increased shipments of SHEETROCK(R) brand gypsum wallboard and higher selling prices for many major product lines, offset in part by the aforementioned margin pressures affecting costs of products sold.

     Gross profit declined in 2003 as compared with 2002 primarily due to the various margin pressures affecting cost of products sold.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $317 million in 2004, $324 million in 2003 and $312 million in 2002. As a percentage of net sales, these expenses were 7.0%, 8.8% and 9.0% in 2004, 2003 and 2002, respectively.

     Selling and administrative expenses include the impact of a Bankruptcy Court-approved key employee retention plan ("KERP"). Expenses associated with this plan amounted to $16 million, $23 million and $20 million in 2004, 2003 and 2002, respectively. KERP expense declined in 2004 from prior-year levels primarily due to accruals in 2003 and 2002 of deferred amounts that were paid in 2004.

     The decrease in total 2004 selling and administrative expenses versus 2003 primarily reflected a $7 million decrease in KERP expense. Reduced expenses for advertising, the impact of a fourth-quarter 2003 salaried workforce reduction program and other expense reduction initiatives were offset by higher expenses related to employee incentive compensation associated with the attainment of profit goals and employee benefits (pension and medical insurance for active employees and retirees).

     The increase in total 2003 expenses versus 2002 primarily reflected (i) higher expenses related to employee benefits (pension and medical insurance for active employees and retirees), which increased $11 million year-on-year, (ii) a fourth-quarter 2003 charge of $3 million for severance related to a salaried workforce reduction of approximately 70 employees and (iii) a $3 million increase in KERP expense. These increases were partially offset by a lower level of employee incentive compensation.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consisted of the following:


(millions)                                 2004   2003   2002
                                           ----   ----   ----
Legal and financial advisory fees          $ 24   $19    $22
Bankruptcy-related interest income          (12)   (8)    (8)
                                           ----   ---    ---
Total                                        12    11     14
                                           ====   ===    ===

INTEREST EXPENSE

Interest expense was $5 million, $6 million and $8 million in 2004, 2003 and 2002, respectively. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date.

     Contractual interest expense not accrued or recorded on pre-petition debt totaled $71 million in 2004, $71 million in 2003 and $74 million in 2002. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $18 million in 2004, $11 million in 2003 and $5 million in 2002.

     For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt. However, based on discussions with representatives of the Official Committee of Unsecured Creditors, the Corporation anticipates that the relevant creditors will seek to recover amounts in respect of such unaccrued interest expense (on a compounded basis) in the Chapter 11 Cases.

INTEREST INCOME

Non-bankruptcy-related interest income was $6 million, $4 million and $4 million in 2004, 2003 and 2002, respectively.

OTHER INCOME, NET

Other income, net was zero in 2004, compared with $9 million and $2 million in 2003 and 2002, respectively. The 2003 amount primarily represented net realized currency gains.

INCOME TAXES

Income taxes amounted to $197 million in 2004, $79 million in 2003 and $117 million in 2002. The Corporation's effective tax rate was 38.6%, 36.6% and 45.6% in 2004, 2003 and 2002, respectively. The variations in the effective tax rate over the three-year period were primarily attributable to a reduction of the Corporation's income tax payable during 2003. This reduction was determined upon completion of the Corporation's 2002 federal income tax return and resulted from an actual tax liability that was lower than the estimate of taxes payable as of December 31, 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 143

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A noncash, after-tax charge of $16 million ($27 million pretax) was reflected in the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003. See Part II, Item 8, Note 12, Asset Retirement Obligations, for additional information related to the adoption of SFAS No. 143.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142

On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the provisions of SFAS No. 142, the Corporation recorded a noncash, non-tax-deductible impairment charge of $96 million. See Part II, Item 8, Note 9, Goodwill and Other Intangible Assets, for additional information related to the adoption of SFAS No. 142.

NET EARNINGS

Net earnings amounted to $312 million in 2004, $122 million in 2003 and $43 million in 2002. Diluted earnings per share for the respective years were $7.26, $2.82 and $1.00.

CORE BUSINESS RESULTS OF OPERATIONS

(millions)                                   Net Sales          Operating Profit (Loss)
                                     ------------------------   -----------------------
                                      2004     2003     2002       2004   2003   2002
                                     ------   ------   ------      ----   ----   ----
NORTH AMERICAN GYPSUM:
United States Gypsum Company         $2,474   $2,076   $1,962      $348   $157   $211
CGC Inc. (gypsum)                       297      256      217        49     33     28
Other subsidiaries*                     178      141      137        31     19     22
Eliminations                           (196)    (174)    (165)       --     --     --
                                     ------   ------   ------      ----   ----   ----
Total                                 2,753    2,299    2,151       428    209    261
                                     ======   ======   ======      ====   ====   ====

WORLDWIDE CEILINGS:
USG Interiors, Inc.                     488      446      450        42     31     37
USG International                       200      168      176        12      2    (13)
CGC Inc. (ceilings)                      51       45       40         8      6      5
Eliminations                            (51)     (52)     (56)       --     --     --
                                     ------   ------   ------      ----   ----   ----
Total                                   688      607      610        62     39     29
                                     ======   ======   ======      ====   ====   ====

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                1,738    1,295    1,200       103     53     51
                                     ------   ------   ------      ----   ----   ----

Corporate                                --       --       --       (73)   (77)   (71)
Chapter 11 reorganization expenses       --       --       --       (12)   (11)   (14)
Eliminations                           (670)    (535)    (493)       --     (3)     2
                                     ------   ------   ------      ----   ----   ----
TOTAL USG CORPORATION                 4,509    3,666    3,468       508    210    258
                                     ======   ======   ======      ====   ====   ====

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

For the North American Gypsum segment, net sales increased 20% in 2004 and 7% in 2003 as compared with the respective prior years, while operating profit more than doubled in 2004 after declining 20% in 2003.

United States Gypsum Company: Net sales in 2004 increased 19%, and operating profit more than doubled compared with 2003 primarily due to record shipments and higher selling prices for its major product lines.

     Strong demand for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard led to record shipments of 11.0 billion square feet during 2004, a 6% increase from the previous record of 10.4 billion square feet in 2003. U.S. Gypsum's wallboard plants operated at 94% of capacity in 2004, compared with 92% in 2003. Industry shipments of gypsum wallboard in 2004 were up approximately 8% from 2003.

     The nationwide average realized price for SHEETROCK(R) brand gypsum wallboard was $122.37 per thousand square feet in 2004, up 21% from $101.43 in 2003.

     Complementary building products also contributed to the favorable results in 2004. Record shipments and higher selling prices were reported for SHEETROCK(R) brand joint compounds, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels.

     Record shipments and improved pricing for all major products as well as the implementation of various cost-saving initiatives and improved production efficiencies at U.S. Gypsum's wallboard plants more than offset higher manufacturing costs. The higher costs were primarily attributable to wastepaper (a raw material used to produce the facing and backing of gypsum wallboard) and natural gas.

     Comparing 2003 with 2002, net sales rose 6% primarily due to increased shipments of SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds and DUROCK(R) brand cement board. Slightly higher selling prices for SHEETROCK(R) brand gypsum wallboard also contributed to the higher level of sales. However, operating profit fell 26% largely due to higher manufacturing costs.

     Shipments of SHEETROCK(R) brand gypsum wallboard rose 3% in 2003 from the prior-year level of 10.1 billion square feet. U.S. Gypsum's wallboard plants operated at 92% of capacity in 2003, compared with 93% in 2002. Industry shipments of gypsum wallboard were up approximately 6% from 2002.

     The nationwide average realized price for SHEETROCK(R) brand gypsum wallboard in 2003 was $101.43 per thousand square feet, up 1% from $100.43 in 2002.

     Manufacturing costs increased in 2003 primarily due to higher costs related to the price of natural gas and higher employee benefit costs. However, improved production efficiencies at U.S. Gypsum's wallboard plants and hedging activities offset a portion of the cost increase.

CGC Inc.: The gypsum business of Canada-based CGC Inc. ("CGC") reported a 16% increase in net sales and a 48% increase in operating profit in 2004 as compared with 2003. These results were primarily attributable to increased shipments and higher selling prices for CGC's SHEETROCK(R) brand gypsum wallboard and the favorable effects of currency translation.

     Comparing 2003 with 2002, net sales and operating profit each increased 18% primarily due to increased shipments of SHEETROCK(R) brand gypsum wallboard and the favorable effects of currency translation.

WORLDWIDE CEILINGS

For the Worldwide Ceilings segment, net sales and operating profit in 2004 increased 13% and 59%, respectively, from 2003. Comparing 2003 with 2002, net sales for the segment were down slightly, while operating profit increased 34%. However, as explained below, the increase in 2003 operating profit was largely due to an $11 million charge recorded in 2002 for the downsizing of European operations.

USG Interiors, Inc.: Net sales and operating profit in 2004 for the Corporation's domestic ceilings business, USG Interiors, Inc. ("USG Interiors"), rose 9% and 35%, respectively, from 2003. These increases primarily reflected higher selling prices for ceiling grid and tile, while shipments of these product lines were virtually unchanged.

     Steel is a major component in the production of ceiling grid, and in the first half of 2004, market concerns over a global steel shortage and rising steel costs led to a surge in demand for ceiling grid. In the second half of 2004, demand for grid dropped sharply as a result of the pre-buying in the first half of the year. In addition, the cost of steel rose throughout the year, leading to higher costs to produce grid and inventory steel. While the Corporation expects the availability of steel to generally remain tight and steel prices to remain high, the Corporation does not anticipate a shortage of steel for use in the manufacture of its ceiling grid products in 2005.

     Net sales for USG Interiors were down 1% in 2003 versus 2002 as lower shipments of ceiling tile and grid were offset to a large extent by improved pricing for most of its ceiling product lines. A 16% decline in operating profit primarily reflected increases in the costs of natural gas, steel and employee benefits.

USG International: USG International reported a 19% increase in net sales, while operating profit rose to $12 million from $2 million in 2003 primarily due to increased demand for ceiling grid in Europe and the favorable effects of currency translation.

     Profitability also improved in 2003 versus 2002 following the shutdown of the Aubange, Belgium, plant and other downsizing activities in the fourth quarter of 2002. An operating loss in 2002 included an $11 million charge related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities that addressed the weakness of the commercial ceilings market in Europe. This charge was included in cost of products sold.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply, the leading specialty building products distribution business in the United States, reported increases in net sales and operating profit of 34% and 94%, respectively, in 2004 as compared with 2003. These increases primarily reflected record shipments and higher selling prices for gypsum wallboard sold by

L&W Supply. Increased sales of complementary building products such as drywall metal, ceiling products, joint compound and roofing also contributed to the improved results. Shipments of gypsum wallboard were up 10%, while selling prices rose 16% compared with 2003.

     L&W Supply remains focused on opportunities to profitably grow its specialty business, as well as optimize asset utilization. As part of its plan, L&W Supply acquired three locations, opened one location and consolidated one location during 2004, leaving a total of 186 locations in the United States as of December 31, 2004, compared with 183 and 181 locations as of December 31, 2003 and 2002, respectively.

     Comparing 2003 with 2002, net sales and operating profit increased 8% and 4%, respectively. These increases reflected record shipments of gypsum wallboard and complementary building products. Shipments of gypsum wallboard increased 8%, while selling prices declined 1% compared with 2002.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
35.1 billion square feet in 2004, an all-time record and an 8% increase from
32.5 billion square feet in 2003. The new housing market continued on a record-setting pace in 2004. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2004 were an estimated 1.957 million units, the highest level since 1978, compared with actual housing starts of
1.848 million units in 2003 and 1.705 million units in 2002.

     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, accounts for the second-largest portion of the Corporation's sales, behind new housing construction. Because many buyers begin to remodel an existing home within two years of purchase, opportunity from the residential repair and remodel market in 2004 was strong, as sales of existing homes in 2004 are estimated at 6.5 million units, exceeding 2003's record-setting level of 6.1 million units.

     The growth in new housing and a strong level of residential remodeling resulted in the record shipments of gypsum wallboard described above. These two markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and utilization rates in excess of 90% for the industry resulted in a rise of market selling prices for gypsum wallboard in 2004.

     Future demand for the Corporation's products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. Floor space for which contracts were signed was at historically low levels in 2003 and 2002 as commercial construction was affected by reduced corporate earnings, resulting in lower investments in office and other commercial space. However, current information indicates that the decline in floor space for which contracts were signed leveled off in 2003, and a modest 1.1% increase was experienced in 2004.

     The outlook for the Corporation's markets in 2005 is positive. However, a decline in housing starts and increasing interest rates could reduce the level of demand from both the new housing and residential remodeling markets. While office vacancy rates currently remain at relatively high levels, the commercial construction market, the principal market for the Corporation's ceilings products, is showing signs of improvement. In addition, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials and increased costs for employee benefits.

     In this environment, the Corporation continues to focus its management attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2004, the Corporation had $1,249 million of cash, cash equivalents, restricted cash and marketable securities, of which $284 million was held by non-Debtor subsidiaries. The total amount of $1,249 million was up $302 million, or 32%, from $947 million as of December 31, 2003. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $71 million in 2004 and $257 million since the Petition Date. See Interest Expense, above, for a full discussion of contractual interest not accrued or recorded.

CASH FLOWS

As shown in the consolidated statement of cash flows, cash and cash equivalents increased $56 million during 2004. The primary source of cash in 2004 was earnings from operations. Primary uses of cash were: (i) net purchases of marketable securities of $214 million, (ii) capital spending of $138 million,
(iii) the designation of $36 million as restricted cash representing cash collateral primarily to support outstanding letters of credit and (iv) the use of $5 million for three business acquisitions.

     Comparing 2004 with 2003, net cash provided by operating activities increased to $428 million from $237 million primarily due to the increase in 2004 earnings from operations. Net cash used for investing activities rose to $387 million from $198 million primarily due to increased net purchases of marketable securities and a higher level of capital spending in 2004. Net cash provided by financing activities of $6 million in 2004 primarily reflected cash received from the issuance of common stock associated with the exercise of stock options. There were no financing activities in 2003.

CAPITAL EXPENDITURES

Capital spending amounted to $138 million in 2004, compared with $111 million in 2003. As of December 31, 2004, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $283 million, compared with $95 million as of December 31, 2003.

     Capital expenditure commitments as of December 31, 2004, include a project to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line that will position the company for profitable growth in the mid-Atlantic market. Capital expenditure commitments also include a mill modernization project for the Plaster City, Calif., gypsum wallboard plant. Construction on these projects will begin in 2005, and their costs will be funded by cash from operations.

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

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of December 31, 2004, amounted to $1,220 million, and the ratio of current assets to current liabilities was 3.14-to-1. As of December 31, 2003, working capital was $1,084 million, and the ratio of current assets to current liabilities was 3.62-to-1.

     Receivables increased to $413 million as of December 31, 2004, from $321 million as of December 31, 2003, primarily reflecting a 27% increase in net sales for the month of December 2004 as compared with December 2003. Inventories and payables also were up from December 31, 2003, primarily due to the increased level of business. Inventories increased to $338 million from $280 million, and accounts payable increased to $270 million from $202 million. Accrued expenses increased to $224 million from $206 million as of December 31, 2003.

MARKETABLE SECURITIES

As of December 31, 2004, $450 million was invested in marketable securities, up $210 million from $240 million as of December 31, 2003. Of the year-end 2004 amount, $312 million was invested in long-term marketable securities and $138 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

RESTRICTED CASH AND LETTERS OF CREDIT

As of December 31, 2004, a total of $43 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

     The Corporation has a $100 million credit agreement, which expires April 30, 2006, with LaSalle

Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of December 31, 2004, $35 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

DEBT

As of December 31, 2004 and 2003, total debt amounted to $1,006 million and $1,007 million, respectively, of which, for each date, $1,005 million was included in liabilities subject to compromise. These amounts do not include any accruals for post-petition contractual interest expense.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes the Corporation's commitments to make future payments under certain contractual obligations as of December 31, 2004:

                                 Payments Due by Period (a)
                           --------------------------------------
                                           2006-   2008-   There-
(millions)                  Total   2005    2007    2009    after
----------                 ------   ----   -----   -----   ------
Debt obligations (b)       $    1   $  1    $ --    $--     $ --
Operating leases              363     73     113     55      122
Purchase obligations (c)      367     93     230     20       24
Other long-term
   liabilities (d)            315      8       6     10      291
                           ------   ----    ----    ---     ----
Total                       1,046    175     349     85      437
                           ======   ====    ====    ===     ====

(a) The table excludes $2,242 million of liabilities subject to compromise because it is not certain when these liabilities will become due. See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, for additional information on liabilities subject to compromise.

(b) The Corporation has an additional $1,005 million of debt classified under liabilities subject to compromise.

(c) Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(d) Other long-term liabilities primarily consist of asset retirement obligations which principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

     The Corporation's defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to voluntarily contribute approximately $75 million of cash to its pension plans in 2005.

     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). The Corporation voluntarily provides postretirement benefits for all eligible employees and retirees. The portion of benefit claim payments made by the Corporation in 2004 was $16 million. See Part II, Item 8, Note 13, Employee Retirement Plans, for additional information on future expected cash payments.

     As of December 31, 2004, purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

OFF-BALANCE-SHEET ARRANGEMENTS

With the exception of letters of credit, it is not the Corporation's general business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities or guarantees to third parties.

     In addition to the outstanding letters of credit discussed above (see Restricted Cash and Letters of Credit), the Corporation also had $97 million of outstanding letters of credit under a pre-petition revolving credit facility provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank). To the extent that any of these letters of credit are drawn, JPMorgan Chase Bank would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against the Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

     U.S. Gypsum has also been named as a defendant in lawsuits claiming personal injury from exposure to silica allegedly from U.S. Gypsum products. Pre-petition claims against U.S. Gypsum in silica personal injury lawsuits are also stayed as a result of the Filing.

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

     See Part II, Item 8, Note 19, Litigation, for additional information on (i) the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost, (ii) silica litigation and (iii) environmental litigation.

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

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

As a result of the Filing, the Corporation's consolidated financial statements reflect the provisions of SOP 90-7 and are prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, one or more of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

     One of the key provisions of SOP 90-7 requires the reporting of the Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases as liabilities subject to compromise. The various liabilities that are subject to compromise include U.S. Gypsum's asbestos reserve and the Debtors' pre-petition debt, accounts payable, accrued expenses and other long-term liabilities. The amounts for these items represent the Debtors' estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim, including unaccrued and unrecorded post-petition interest expense, (vii) effect of any legislation which may be enacted or (viii) other events. In particular, the amount of the asbestos reserve reflects U.S. Gypsum's pre-petition estimate of liability associated with asbestos claims expected to be filed against U.S. Gypsum in the tort system through 2003, and this liability, in addition to liability for post-2003 claims, is the subject of significant dispute in the Chapter 11 Cases.

     Other provisions of SOP 90-7 involve interest expense and interest income. Interest expense on debt classified as liabilities subject to compromise is not accrued or recorded. Interest income on cash accumulated during the bankruptcy process to settle claims under a plan of reorganization is netted against chapter 11 reorganization expenses.

     See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, for additional information related to the Filing.

ASBESTOS LIABILITY

In 2000, prior to the Filing, an independent consultant completed an actuarial study of U.S. Gypsum's current and potential future asbestos liabilities. This study was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

     As part of this study, the Corporation and its independent consultant considered various factors that would impact the amount of U.S. Gypsum's asbestos personal injury liability. These factors included the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases were filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity-sharing among members of the Center for Claims Resolution (the "Center"), including U.S. Gypsum, for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the possibility of additional bankruptcies of other defendants; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; allegations that U.S. Gypsum and the other Center members are responsible for the share of certain settlement agreements that was to be paid by former members that have refused or are unable to pay; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; the possibility that federal legislation addressing asbestos litigation would be enacted; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the pre-agreed settlement recommendations in, and the viability of, the long-term settlements entered into by U.S. Gypsum when it was a member of the Center; anticipated trends in recruitment of non-malignant or unimpaired claimants by plaintiffs' law firms; and future defense costs. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

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

     Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims then pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a noncash, pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs. At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically had been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate U.S. Gypsum's liability for asbestos claims to be filed after 2003.

     Because of the Filing and activities relating to potential federal legislation addressing asbestos personal injury claims, the Corporation believes that there is greater uncertainty in estimating the reasonably possible range of the Debtors' liability for pending and future asbestos claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. The factors that impact the estimation of liability for pending and future asbestos claims in a bankruptcy proceeding and the amount that must be provided in the plan of reorganization for such liabilities include: (i) the number of present and future asbestos claims that will be addressed in the plan of reorganization; (ii) the value that will be paid to present and future claims, including the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceedings; (iii) how claims by individuals who have no objective evidence of impairment will be treated in the bankruptcy proceedings and plan of reorganization; (iv) how U.S. Gypsum's long-term settlements when it was a member of the Center will be treated in the plan of reorganization and whether those settlements will be set aside; (v) how claims for punitive damages will be treated; (vi) the results of any litigation proceedings in the Chapter 11 Cases regarding the estimated number or value of present and future asbestos personal injury claims; (vii) the treatment of asbestos property damage claims in the bankruptcy proceedings; (viii) the potential asbestos liability of L&W Supply, Beadex, A.P. Green or any other past or present affiliates of the Debtors and how any such liability will be addressed in the bankruptcy proceedings and plan of reorganization; (ix) whether the assets of all of the Debtors are determined to be available to satisfy the asbestos liabilities of U.S. Gypsum; (x) how the requirement of Section 524(g) that 75% of the voting asbestos claimants approve the plan of reorganization will impact the amount that must be provided in the plan of reorganization for pending and future asbestos claims and (xi) the impact any relevant potential federal legislation may have on the proceedings. See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. In addition, the estimates of the Debtors' asbestos liability that would be recorded as a result of the bankruptcy proceedings or potential federal legislation are likely to include all expected future asbestos cases to be brought against the Debtors (as opposed to the cases filed over a three-year period) and are likely to be computed using the present value of the estimated liability. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

     Because of the uncertainties associated with estimating the Debtors' asbestos liability at this stage of the proceedings, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of December 31, 2004, was $1,061 million.

     Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted.

     As the Chapter 11 Cases and the legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If the FAIR Bill or similar legislation is not enacted, the Debtors' asbestos liability, as determined through the bankruptcy proceedings, could be materially greater than the accrued reserve. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. When the Debtors determine that there is a reasonable basis for revision of the estimate of their asbestos liability, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

     See Part II, Item 8, Note 19, Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and defined terms.

EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries generally have contributory defined benefit pension plans for eligible employees. Plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees also are maintained by the Corporation. For accounting purposes, these plans are dependent on assumptions made by management which are used by actuaries engaged by the Corporation to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates.

     The assumed discount rate is developed by using, as a benchmark, the yield on investment grade corporate bonds rated AA or better with terms that approximate the average duration of the Corporation's obligations. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, the Corporation uses a "building block" approach, which incorporates historical experience, its pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half percentage-point change in the assumed discount rate and return-on-plan-asset rate would have the following effects (dollars in millions):

                                             Increase (Decrease) in
                                           -------------------------
                                                             2004
                                               2005       Projected
                                            Net Annual     Benefit
Assumption                     Change      Benefit Cost   Obligation
----------                 -------------   ------------   ----------
Pension Benefits:
Discount rate              0.5% increase       $(8)          $(66)
Discount rate              0.5% decrease         9             73
Asset return               0.5% increase        (4)            --
Asset return               0.5% decrease         4             --

Postretirement Benefits:
Discount rate              0.5% increase        (3)           (26)
Discount rate              0.5% decrease         3             28

     Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. Health-care-cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends.

     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2004. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear. See Part II, Item 8, Note 13, Employee Retirement Plans, for additional information regarding costs, plan obligations, plan assets and assumptions.

SELF-INSURANCE RESERVES

The Corporation purchases insurance from third parties for workers' compensation, automobile, product and general liability claims that exceed certain levels. However, the Corporation is responsible for the payment of claims up to such levels. In estimating the obligation associated with incurred and incurred but not reported losses, the Corporation utilizes estimates prepared by actuarial consultants. These estimates utilize the Corporation's historical data to project the future development of losses and take into account the impact of the Corporation's bankruptcy proceedings. The Corporation monitors and reviews all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.

REVENUE RECOGNITION

For the majority of the Corporation's sales, revenue is recognized upon the shipment of products to customers, which is when title and risk of loss are transferred to customers. However, for the Corporation's Building Products Distribution segment, revenue is recognized and title and risk of loss are transferred when customers receive products, either through delivery by company trucks or customer pickup. The Corporation believes that these revenue recognition points are appropriate, as the Corporation has no further performance obligations unless the customer notifies the Corporation of shortage of products or defective products shipped within five days after receipt of such products. With the exception of Building Products Distribution, the Corporation's products are generally shipped free on board ("FOB") shipping point.

     Provisions for discounts to customers are recorded based on the terms of sale in the same period in which the related sales are recorded. The Corporation also records estimated reductions to revenue for shortage of products or defective products, customer programs and incentive offerings, including promotions and other volume-based incentives, based on historical information and review of major customer activity.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part II, Item 8, Note 1, Significant Accounting Policies, for information on the impact of recent accounting pronouncements on the Corporation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, including the possible impact of any asbestos-related legislation, may differ from management's expectations. Actual business, market or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material, energy and employee benefit costs; loss of one or more significant customers; and the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Corporation uses financial instruments, including fixed and variable rate debt, to finance its operations in the normal course of business. In addition, the Corporation uses derivative instruments from time to time to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes.

INTEREST RATE RISK

The Corporation has interest rate risk with respect to the fair market value of its investment portfolio. Derivative instruments are used to enhance the liquidity of the marketable securities portfolio. The Corporation's investment portfolio consists of debt instruments that generate interest income for the Corporation on excess cash balances generated during the Corporation's chapter 11 bankruptcy proceeding. A portion of these instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Corporation to liquidate the instrument prior to the stated maturity date, thus shortening the average duration of the portfolio to less than one year. Based on results of a sensitivity analysis, for a hypothetical change in interest rates of 100 basis points, the potential change in the fair market value of the Corporation's portfolio is $3 million.

COMMODITY PRICE RISK

The Corporation uses swap contracts to manage its exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of the Corporation's natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of the Corporation's natural gas swap contracts is $27 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies. As of December 31, 2004, the Corporation had no outstanding forward contracts.

See Part II, Item 8, Note 1, Significant Accounting Policies, and Note 16, Derivative Instruments, for additional information on the Corporation's financial exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Statements of Earnings ...............................................    31
   Balance Sheets .......................................................    32
   Statements of Cash Flows .............................................    33
   Statements of Stockholders' Equity ...................................    34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
   1.    Significant Accounting Policies ................................    35
   2.    Voluntary Reorganization Under Chapter 11 ......................    38
   3.    Exit Activities ................................................    47
   4.    Stockholder Rights Plan ........................................    47
   5.    Earnings Per Share .............................................    47
   6.    Marketable Securities ..........................................    48
   7.    Inventories ....................................................    48
   8.    Property, Plant and Equipment ..................................    48
   9.    Goodwill and Other Intangible Assets ...........................    49
   10.   Accrued Expenses ...............................................    49
   11.   Accumulated Other Comprehensive Income (Loss) ..................    49
   12.   Asset Retirement Obligations ...................................    49
   13.   Employee Retirement Plans ......................................    49
   14.   Stock-Based Compensation .......................................    52
   15.   Income Taxes ...................................................    53
   16.   Derivative Instruments .........................................    54
   17.   Segments .......................................................    55
   18.   Commitments and Contingencies ..................................    56
   19.   Litigation .....................................................    56
   20.   Quarterly Financial Data (unaudited) ...........................    64

Report of Independent Registered Public Accounting Firm..................    65
Schedule II - Valuation and Qualifying Accounts..........................    66

All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

(millions, except per-share data)                                 Years Ended December 31,
---------------------------------                                 ------------------------
                                                                   2004     2003     2002
                                                                  ------   ------   ------
Net sales                                                         $4,509   $3,666   $3,468
Cost of products sold                                              3,672    3,121    2,884
                                                                  ------   ------   ------
Gross profit                                                         837      545      584
Selling and administrative expenses                                  317      324      312
Chapter 11 reorganization expenses                                    12       11       14
                                                                  ------   ------   ------
Operating profit                                                     508      210      258
Interest expense                                                       5        6        8
Interest income                                                       (6)      (4)      (4)
Other income, net                                                     --       (9)      (2)
                                                                  ------   ------   ------
Earnings before income taxes and cumulative
   effect of accounting change                                       509      217      256
Income taxes                                                         197       79      117
                                                                  ------   ------   ------
Earnings before cumulative effect of accounting change               312      138      139
Cumulative effect of accounting change                                --      (16)     (96)
                                                                  ------   ------   ------
Net earnings                                                         312      122       43
                                                                  ======   ======   ======

Net Earnings Per Common Share:
Basic and diluted before cumulative effect of accounting change     7.26     3.19     3.22
Cumulative effect of accounting change                                --    (0.37)   (2.22)
                                                                  ------   ------   ------
Basic and diluted                                                   7.26     2.82     1.00
                                                                  ======   ======   ======

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                           As of December 31,
                                                                           ------------------
(millions, except share data)                                                2004     2003
-----------------------------                                               ------   ------
ASSETS
Current Assets:
Cash and cash equivalents                                                   $  756   $  700
Short-term marketable securities                                               138       64
Restricted cash                                                                 43        7
Receivables (net of reserves: 2004 - $14; 2003 - $15)                          413      321
Inventories                                                                    338      280
Income taxes receivable                                                         24       26
Deferred income taxes                                                           25       43
Other current assets                                                            53       57
                                                                            ------   ------
   Total current assets                                                      1,790    1,498
                                                                            ------   ------
Long-term marketable securities                                                312      176
Property, plant and equipment, net                                           1,853    1,818
Deferred income taxes                                                          152      178
Goodwill                                                                        43       39
Other assets                                                                   128       90
                                                                            ------   ------
Total assets                                                                 4,278    3,799
                                                                            ======   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                               270      202
Accrued expenses                                                               224      206
Current portion of long-term debt                                                1        1
Income taxes payable                                                            75        5
                                                                            ------   ------
   Total current liabilities                                                   570      414
                                                                            ------   ------
Long-term debt                                                                  --        1
Deferred income taxes                                                           25       23
Other liabilities                                                              417      429
Liabilities subject to compromise                                            2,242    2,243
Commitments and contingencies
Stockholders' Equity:
Preferred stock - $1 par value; authorized 36,000,000 shares;
      $1.80 convertible preferred stock (initial series);
      outstanding - none                                                        --       --
Common stock - $0.10 par value; authorized 200,000,000 shares;
      issued: 2004 - 49,985,222 shares; 2003 - 49,985,222 shares                 5        5
Treasury stock at cost: 2004 - 6,675,689 shares; 2003 - 6,935,305 shares      (256)    (258)
Capital received in excess of par value                                        417      414
Accumulated other comprehensive income (loss)                                   17       (1)
Retained earnings                                                              841      529
                                                                            ------   ------
   Total stockholders' equity                                                1,024      689
                                                                            ------   ------
Total liabilities and stockholders' equity                                   4,278    3,799
                                                                            ======   ======

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)                                           Years Ended December 31,
----------                                           ------------------------
                                                        2004    2003    2002
                                                       -----   -----   -----
OPERATING ACTIVITIES
Net earnings                                           $ 312   $ 122   $  43
Adjustments to Reconcile Net Earnings to Net Cash:
   Cumulative effect of accounting change                 --      16      96
   Depreciation, depletion and amortization              120     112     106
   Deferred income taxes                                  49      59      67
   Gain on asset dispositions                             (1)     --      --
(Increase) Decrease in Working Capital:
   Receivables                                           (92)    (34)     (9)
   Income taxes receivable                                 2     (12)     62
   Inventories                                           (58)     (5)    (15)
   Payables                                               77      12      54
   Accrued expenses                                       15     (37)     65
Increase in other assets                                 (38)    (25)     (7)
Increase in other liabilities                             31      53       2
Change in asbestos receivable                             11      19      22
Decrease in liabilities subject to compromise             (1)    (29)    (39)
Other, net                                                 1     (14)     (5)
                                                       -----   -----   -----
   Net cash provided by operating activities             428     237     442
                                                       -----   -----   -----

INVESTING ACTIVITIES
Capital expenditures                                    (138)   (111)   (100)
Purchases of marketable securities                      (546)   (256)   (237)
Sale or maturities of marketable securities              332     194      56
Net proceeds from asset dispositions                       6       2       2
Acquisitions of businesses                                (5)    (20)    (10)
Deposit of restricted cash                               (36)     (7)     --
                                                       -----   -----   -----
   Net cash used for investing activities               (387)   (198)   (289)
                                                       -----   -----   -----

FINANCING ACTIVITIES
Repayment of debt                                         (1)     --      --
Issuances of common stock                                  7      --      --
                                                       -----   -----   -----
   Net cash provided by financing activities               6      --      --
                                                       -----   -----   -----

Effect of exchange rate changes on cash                    9      12       3

NET INCREASE IN CASH AND CASH EQUIVALENTS                 56      51     156
Cash and cash equivalents at beginning of period         700     649     493
                                                       -----   -----   -----
Cash and cash equivalents at end of period               756     700     649
                                                       =====   =====   =====

Supplemental Cash Flow Disclosures:
Interest paid                                              2       2       2
Income taxes paid (refunded), net                        126      19     (39)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Capital
                                      Common                                   Received               Accumulated
                                      Shares   Treasury                       in Excess                  Other
                                      Issued    Shares    Common   Treasury     of Par    Retained   Comprehensive
(millions, except share data)          (000)     (000)    Stock      Stock      Value     Earnings   Income (Loss)    Total
                                      ------   --------   ------   --------   ---------   --------   -------------   ------
BALANCE AT DECEMBER 31, 2001          49,985    (6,528)     $5      $(255)       $408       $364         $(31)       $  491
                                      ------    ------      --      -----        ----       ----         ----        ------
Comprehensive Income:
   Net earnings                                                                               43                         43
   Foreign currency translation                                                                             8             8
   Change in fair value of
      derivatives, net of tax of $1                                                                         2             2
   Minimum pension liability,
      net of tax benefit of $7                                                                            (11)          (11)
                                                                                                                     ------
   Total comprehensive income                                                                                            42
Stock issuances                                      4                                                                   --
Other                                             (223)                (2)          4                                     2
                                      ------    ------      --      -----        ----       ----         ----        ------
BALANCE AT DECEMBER 31, 2002          49,985    (6,747)      5       (257)        412        407          (32)          535
                                      ======    ======      ==      =====        ====       ====         ====        ======
Comprehensive Income:
   Net earnings                                                                              122                        122
   Foreign currency translation                                                                            31            31
   Change in fair value of
      derivatives, net of tax
      benefit of $5                                                                                        (8)           (8)
   Minimum pension liability,
      net of tax of $6                                                                                      8             8
                                                                                                                     ------
   Total comprehensive income                                                                                           153
Stock issuances                                     25                                                                   --
Other                                             (213)                (1)          2                                     1
                                      ------    ------      --      -----        ----       ----         ----        ------
BALANCE AT DECEMBER 31, 2003          49,985    (6,935)      5       (258)        414        529           (1)          689
                                      ======    ======      ==      =====        ====       ====         ====        ======
Comprehensive Income:
   Net earnings                                                                              312                        312
   Foreign currency translation                                                                            23            23
   Change in fair value of
      derivatives, net of tax
      benefit of $3                                                                                        (4)           (4)
   Loss on marketable securities,
      net of tax of zero                                                                                   (1)           (1)
                                                                                                                     ------
   Total comprehensive income                                                                                           330
Stock issuances                                    299                  2           5                                     7
Other                                              (40)                            (2)                                   (2)
                                      ------    ------      --      -----        ----       ----         ----        ------
BALANCE AT DECEMBER 31, 2004          49,985    (6,676)      5       (256)        417        841           17         1,024
                                      ======    ======      ==      =====        ====       ====         ====        ======

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Through its subsidiaries, USG Corporation (the "Corporation") is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. The Corporation's products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors and contractors. As discussed in Note 2, Voluntary Reorganization Under Chapter 11, the Corporation and certain of its subsidiaries are currently operating as debtors-in-possession under chapter 11 of the United States Bankruptcy Code.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Subsidiaries in which the Corporation has less than a 50% ownership interest are accounted for on the equity basis of accounting and are not material to consolidated operations. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation. These reclassifications were made to the consolidated statements of cash flows and consisted of: (i) reclassifying 2003 restricted cash deposits to investing activities from financing activities and (ii) reclassifying the 2003 and 2002 effect of exchange rate changes on cash to show such amounts as a separate line item, rather than as part of "other" operating activity cash flows. The reclassified amounts are not material to the presentation of the consolidated statements of cash flows.

REVENUE RECOGNITION

For the majority of the Corporation's sales, revenue is recognized upon the shipment of products to customers, which is when title and risk of loss are transferred to customers. However, for the Corporation's Building Products Distribution segment, revenue is recognized and title and risk of loss are transferred when customers receive products, either through delivery by company trucks or customer pickup. Provisions for discounts to customers are recorded based on the terms of sale in the same period in which the related sales are recorded. The Corporation records estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives. With the exception of Building Products Distribution, the Corporation's products are generally shipped free on board ("FOB") shipping point.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of products sold.

ADVERTISING

Advertising expenses consist of media advertising and related production costs. Advertising expenses are charged to earnings as incurred and amounted to $13 million, $16 million and $14 million in the years ended December 31, 2004, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to earnings as incurred and amounted to $17 million, $18 million and $17 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase.

MARKETABLE SECURITIES

The Corporation invests in marketable securities with maturities greater than three months. These securities are listed as either short-term or long-term marketable securities on the consolidated balance sheets based on their maturities being less than or greater than one year. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to accumulated other comprehensive income (loss). Realized gains and losses were not material in 2004, 2003 and 2002.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, except for those assets that were revalued under fresh start accounting in May 1993. Provisions for depreciation of property, plant and equipment are determined principally on a straight-line basis over the expected average useful lives of composite asset groups. Estimated useful lives are determined to be 50 years for buildings and improvements, a range of 10 years to 25 years for machinery and equipment and five years for computer software and systems development costs. Depletion is computed on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable.

LONG-LIVED ASSETS

Long-lived assets include property, plant and equipment, goodwill (the excess of cost over the fair value of net assets acquired) and other intangible assets. The Corporation annually reviews goodwill and periodically reviews its other long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If impairment is determined, the asset is written down to estimated fair value.

STOCK-BASED COMPENSATION

The Corporation accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 prescribes the use of the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net earnings and net earnings per common share would not have changed from the reported amounts for 2004 and 2003. For 2002, net earnings would have decreased by $2 million to $41 million, and net earnings per common share would have decreased by $0.06 to $0.94.

DERIVATIVE INSTRUMENTS

The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income
(loss) ("OCI") and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness was not material for 2004, 2003 and 2002.

Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2007, are generally designated as cash flow hedges, with changes in fair value recorded to OCI until the hedged transaction occurs, at which time it is reclassified to earnings.

Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies. These contracts are generally designated as cash flow hedges, for which changes in fair value are recorded to OCI until the underlying transaction has an impact on earnings.

FOREIGN CURRENCY TRANSLATION

Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded to OCI on the consolidated balance sheets. Income and expense items are translated at the average exchange rates during the respective periods. The aggregate transaction (gain) loss included in other income, net was $2 million, $(8) million and $(2) million in 2004, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123-R: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123-R "Share-Based Payment," which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The standard becomes effective for reporting periods beginning after June 15, 2005. Because the Corporation is not currently issuing stock options, the adoption of SFAS No. 123-R is not expected to have an impact on the Corporation's financial position, cash flows or results of operations.

FSP FAS No. 109-1: In December 2004, the FASB issued FASB Staff Position ("FSP") FAS No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Corporation's deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Corporation's income tax returns.

FSP FAS No. 109-2: In December 2004, the FASB issued FSP FAS No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." This FSP, which became effective upon issuance, allows an enterprise additional time beyond the financial reporting period of enactment of the American Jobs Creation Act of 2004 to evaluate the effect of this act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. See Note 15, Income Taxes, for more information on the impact of adopting this FSP.

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

     The background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost are discussed in Note 19, Litigation.

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

     The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge. Judge Conti recently entered an order stating that she will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald. Three creditors' committees, one representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants"), another representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants"), and a third representing unsecured creditors (the "Official Committee of Unsecured Creditors"), were appointed as official committees in the Chapter 11 Cases. The Bankruptcy Court also appointed Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceedings. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

     The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization until June 30, 2005. The Debtors may seek one or more additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

     Any plan of reorganization ultimately approved by the Bankruptcy Court may include one or more independently administered trusts under Section 524(g) of the Bankruptcy Code, which may be funded by the Debtors to allow payment of present and future asbestos personal injury claims. Under the Bankruptcy Code, a plan of reorganization creating a Section 524(g) trust may be confirmed only if 75% of the asbestos claimants who are affected by the trust and who vote on the plan approve the plan. Section 524(g) also requires that such trust own (or have the right to acquire if specified contingencies occur) a majority of the voting stock of each relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor. A plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and equity security holders if certain requirements of the Bankruptcy Code are met.

     The Debtors also expect that the plan of reorganization will address the Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

     If the confirmed plan of reorganization includes the creation and funding of a Section 524(g) trust relating to one or more of the Debtors, the Bankruptcy Court will issue a permanent injunction barring the assertion of present and future asbestos claims against the relevant Debtors, their successors, and their affiliates, and channeling those claims to the trust for payment in whole or in part.

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

     A key factor in determining whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan to address the Debtors' liability for present and future asbestos claims. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is speculative at this time, such legislation likely would affect the amount that will be required to address the Debtors' asbestos personal injury liability in the Chapter 11 Cases and may affect whether the Debtors establish a trust under Section 524(g). See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below, and Note 19, Litigation, for additional information regarding Debtors' asbestos liabilities and their estimated cost.

     The Debtors' asbestos liabilities to be funded under a plan of reorganization have not yet been determined and are subject to substantial dispute and uncertainty. While it is the Debtors' intention to seek a full recovery for their creditors, it is not possible to predict the amount that will have to be provided in the plan of reorganization to address present and future asbestos claims, how the plan of reorganization will treat other pre-petition claims, whether there will be sufficient assets to satisfy the Debtors' pre-petition liabilities, and what impact any plan may have on the value of the shares of the Corporation's common stock. The payment rights and other entitlements of pre-petition creditors and the Corporation's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under the plan of reorganization less than 100% of the face value of their claims, the pre-petition creditors of some Debtors may be treated differently from the pre-petition creditors of other Debtors, and the interests of the Corporation's stockholders are likely to be substantially diluted or cancelled in whole or in part. There can be no assurance as to the value of any distributions that might be made under any plan of reorganization with respect to such pre-petition claims or equity interests.

     It is also not possible to predict how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into before the Petition Date. Certain of these intercompany transactions have been challenged by various parties in these Chapter 11 Cases, and other arrangements, transactions and relationships may be challenged by parties to these Chapter 11 Cases. The outcome of such challenges may have an impact on the treatment of various claims under any plan of reorganization.

     In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continued until June 30, 2004. Effective July 1, 2004, the key employee retention plan, in an amended form, was extended until December 31, 2005. Under the amended plan, participants continue to earn awards semiannually. The amendments introduce a performance feature for the last two (of four) payments to be made under the extended plan. The cost of the extended plan is projected to be approximately $19.4 million for the full year 2005 before taking into account the performance feature, which could increase the final two payments up to 25% or eliminate them altogether. Because of the performance feature, expense in 2005 could range from a low of approximately $6.9 million (assuming failure to meet the performance target, which would result in the final two payments being eliminated) to a maximum of approximately $22.4 million (assuming full attainment of the performance target).

     Expenses associated with this plan amounted to $16 million in 2004, $23 million in 2003 and $20 million in 2002. Expense declined in 2004 from prior-year levels primarily due to accruals in 2003 and 2002 of deferred amounts that were paid in 2004.

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

     In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants would return to the court system to resolve claims not paid by the national trust fund.

     The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. In addition to the organized plaintiffs' bar, many labor organizations, including the AFL-CIO, as well as some Senators have indicated that they oppose the FAIR Bill as introduced because, among other things, they believe that the FAIR Bill does not provide sufficient compensation to asbestos claimants. On April 22, 2004, the Senate defeated a motion to proceed with floor consideration of the FAIR Bill.

     It is anticipated that a revised version of the FAIR Bill will be introduced in the 109th Congress. However, it is likely that some of the opponents identified above will remain opposed to the FAIR Bill when it is reintroduced, and whether the FAIR Bill will ever be enacted cannot be predicted. It is also likely that, even if the FAIR Bill is enacted, the terms of the enacted legislation will differ from those of the FAIR Bill considered in 2004, and those differences may be material to the FAIR Bill's impact on the Corporation.

     Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

     During the legislative process, proceedings in the Chapter 11 Cases will continue. See Consequences of the Filing, above, and Note 19, Litigation.

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

     Pursuant to the Bankruptcy Code, schedules were filed by the Debtors with the Bankruptcy Court on October 23, 2001, and certain of the schedules were amended on May 31, 2002, December 13, 2002, and September 30, 2004, setting forth the assets and liabilities of the Debtors as of the date of the Filing. The Bankruptcy Court established a bar date of January 15, 2003, by which date proofs of claim were required to be filed against the Debtors for all claims other than asbestos-related personal injury claims as defined in the Bankruptcy Court's order.

     Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 434 claims totaling $198.9 million as amended or superceded; allowed the reduction of 779 claims by a total of $19.8 million; and allowed the correction of the Debtors on 1,486 claims and the reclassification of 287 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims.

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

     The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 19, Litigation, under Developments in the Reorganization Proceeding.

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, one or more of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

     The Corporation's ability to continue as a going concern is dependent upon, among other things, (i) the ability of the Corporation to maintain adequate cash on hand, (ii) the ability of the Corporation to generate cash from operations,
(iii) confirmation of a plan of reorganization under the Bankruptcy Code and
(iv) the Corporation's ability to be profitable following such confirmation. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the Chapter 11 Cases. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries.

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

     The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims expected to be filed against U.S. Gypsum in the tort system through 2003, and this liability, in addition to liability for post-2003 claims, is the subject of significant dispute in the Chapter 11 Cases. See Note 19, Litigation, for further discussion regarding the asbestos reserve and for additional information on the background of asbestos litigation and developments in the Corporation's reorganization proceedings.

     Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise on the consolidated and debtor-in-possession balance sheets as of December 31 consisted of the following items:

(millions)                                      2004     2003
----------                                     ------   ------
Asbestos reserve                               $1,061   $1,061
Debt                                            1,005    1,005
Accounts payable                                  169      162
Accrued expenses                                   37       44
Other long-term liabilities                        13       14
                                               ------   ------
Subtotal                                        2,285    2,286
Elimination of intercompany accounts payable      (43)     (43)
                                               ------   ------
Total                                           2,242    2,243
                                               ======   ======

DEBT

As a result of the Filing, virtually all of the Corporation's pre-petition debt is in default and included in liabilities subject to compromise. Any such debt that was scheduled to mature since the Filing has not been repaid. Total debt included in liabilities subject to compromise as of December 31 consisted of the following:

(millions)                            2004     2003
----------                           ------   ------
Revolving credit facilities          $  469   $  469
9.25% senior notes due 2001             131      131
8.5% senior notes due 2005              150      150
Industrial revenue bonds                255      255
                                     ------   ------
Total                                 1,005    1,005
                                     ======   ======

     The fair market value of debt classified as liabilities subject to compromise was $1,121 million and $926 million as of December 31, 2004 and 2003, respectively. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because this debt is subject to compromise, the fair market value of such debt as of December 31, 2004, is not necessarily indicative of the ultimate settlement value that will be determined by the Bankruptcy Court.

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

     The Corporation operates a consolidated cash management system under which the cash receipts of the domestic operating subsidiaries are ultimately concentrated in Parent Company accounts. Cash disbursements for those operating subsidiaries originate from those Parent Company concentration accounts. Allocated intercompany charges from the Parent Company to the operating subsidiaries primarily include expenses related to rent, property taxes, information technology, and research and development, while allocated intercompany charges between certain operating subsidiaries primarily include expenses for shared marketing, sales, customer service, engineering and accounting services. Detailed accounting records are maintained of all cash flows and intercompany charges through the system in either direction. Net balances, receivables or payables of such cash transactions are reviewed on a regular basis with interest earned or accrued on the balances. During the first six months of 2001, the Corporation took steps to secure the obligations from each of the principal domestic operating subsidiaries under intercompany loan agreements when it became clear that the asbestos liability claims of U.S. Gypsum were becoming an increasingly greater burden on the Corporation's cash resources.

     As of December 31, 2004, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

     As of December 31, 2004, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $399 million and $199 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $14 million.

     In addition to the above transactions, the operating subsidiaries engage in ordinary-course purchase and sale of products with other operating subsidiaries (the "Intercompany Trade Transactions"). Detailed accounting records are maintained of all such transactions, and settlements are made on a monthly basis. Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following:

(millions)                           2004   2003   2002
----------                           ----   ----   ----
Legal and financial advisory fees    $ 24   $19    $22
Bankruptcy-related interest income    (12)   (8)    (8)
                                     ----   ---    ---
Total                                  12    11     14
                                     ====   ===    ===

INTEREST EXPENSE

Contractual interest expense not accrued or recorded on pre-petition debt totaled $71 million in 2004. From the Petition Date through December 31, 2004, contractual interest expense not accrued or recorded on pre-petition debt totaled $257 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $18 million in 2004 and $34 million from the Petition Date through December 31, 2004 .

     For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt. However, based on discussions with representatives of the Official Committee of Unsecured Creditors, the Corporation anticipates that the relevant creditors will seek to recover amounts in respect of such unaccrued interest expense (on a compounded basis) in the Chapter 11 Cases.

DIP FINANCIAL STATEMENTS

Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the Debtor-In-Possession or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used in the Corporation's consolidated financial statements filed under United States securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements.

     The Debtors consist of the Corporation and the following wholly owned subsidiaries: U.S. Gypsum, USG Interiors, USG Interiors International, Inc.; L&W Supply, Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

     In 2002, USG Interiors recorded a charge of $82 million to write down the investment in its Belgian subsidiary, which ceased operations in December 2002. Also in 2002, USG Funding Corporation, a non-Debtor subsidiary of the Corporation, declared a dividend in the amount of $30 million payable to the Corporation, which was paid in effect by eliminating the intercompany payable from the Corporation. The net impact of these unrelated transactions is included in other expense, net in the DIP statement of earnings for 2002. The condensed financial statements of the Debtors are presented as follows:

DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS (UNAUDITED)

                                                         Years Ended December 31,
                                                         ------------------------
(millions)                                                2004     2003     2002
----------                                               ------   ------   ------
Net sales                                                $4,065   $3,302   $3,127
Cost of products sold                                     3,389    2,863    2,631
Selling and administrative expenses                         267      278      266
Chapter 11 reorganization expenses                           12       11       14
Interest expense                                              4        5        8
Interest income                                              (2)      (2)      (2)
Other (income) expense, net                                  (2)      (6)      51
                                                         ------   ------   ------
Earnings before income taxes and cumulative
   effect of accounting change                              397      153      159
Income taxes                                                162       66       96
                                                         ------   ------   ------
Earnings before cumulative effect of accounting change      235       87       63
Cumulative effect of accounting change                       --      (13)     (41)
                                                         ------   ------   ------
Net earnings                                                235       74       22
                                                         ======   ======   ======

DEBTOR-IN-POSSESSION BALANCE SHEETS (UNAUDITED)

                                                                     As of December 31,
                                                                     ------------------
(millions)                                                              2004     2003
----------                                                             ------   ------
ASSETS
Current Assets:
Cash and cash equivalents                                              $  516   $  489
Short-term marketable securities                                          135       64
Restricted cash                                                            38        7
Receivables (net of reserves: 2004 - $10; 2003 - $11)                     373      276
Inventories                                                               275      232
Income taxes receivable                                                    24       21
Deferred income taxes                                                      25       41
Other current assets                                                       45       47
                                                                       ------   ------
   Total current assets                                                 1,431    1,177
                                                                       ------   ------
Long-term marketable securities                                           276      176
Property, plant and equipment (net of accumulated depreciation and
   depletion: 2004 - $728; 2003 - $645)                                 1,604    1,576
Deferred income taxes                                                     152      178
Goodwill                                                                   43       39
Other assets                                                              361      358
                                                                       ------   ------
Total assets                                                            3,867    3,504
                                                                       ======   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                          237      168
Accrued expenses                                                          203      186
Income taxes payable                                                       58        4
                                                                       ------   ------
   Total current liabilities                                              498      358
                                                                       ------   ------
Other liabilities                                                         391      403
Liabilities subject to compromise                                       2,242    2,243
Stockholders' Equity:
Preferred stock                                                            --       --
Common stock                                                                5        5
Treasury stock                                                           (256)    (258)
Capital received in excess of par value                                   101      101
Accumulated other comprehensive income                                      3        8
Retained earnings                                                         883      644
                                                                       ------   ------
   Total stockholders' equity                                             736      500
                                                                       ------   ------
Total liabilities and stockholders' equity                              3,867    3,504
                                                                       ======   ======

DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Years Ended December 31,
                                                     ------------------------
(millions)                                              2004    2003    2002
----------                                             -----   -----   -----
OPERATING ACTIVITIES
Net earnings                                           $ 235   $  74   $  22
Adjustments to Reconcile Net Earnings to Net Cash:
Cumulative effect of accounting change                    --      13      41
Corporate service charge                                  (1)     (1)     (1)
Depreciation, depletion and amortization                 101      94      85
Deferred income taxes                                     45      54      63
Gain on asset dispositions                                (1)     --      --
(Increase) Decrease in Working Capital:
   Receivables                                           (97)    (37)     --
   Income taxes receivable                                (3)     (7)     63
   Inventories                                           (43)     --     (11)
   Payables                                               66      10      49
   Accrued expenses                                       14     (21)     57
Increase in pre-petition intercompany receivable         (38)     --      --
(Increase) decrease in post-petition intercompany
   receivable                                             70      (9)    (53)
(Increase) decrease in other assets                      (36)     (9)    104
Increase in other liabilities                             32      45      --
Change in asbestos receivables                            11      19      22
Decrease in liabilities subject to compromise             (1)    (29)    (39)
Other, net                                                (6)    (10)     (6)
                                                       -----   -----   -----
   Net cash provided by operating activities             348     186     396
                                                       -----   -----   -----

INVESTING ACTIVITIES
Capital expenditures                                    (118)    (88)    (75)
Purchases of marketable securities                      (507)   (256)   (237)
Sale or maturities of marketable securities              332     194      56
Net proceeds from asset dispositions                       1       2       2
Acquisitions of businesses                                (5)    (20)    (10)
Deposit of restricted cash                               (31)     (7)     --
                                                       -----   -----   -----
   Net cash used for investing activities               (328)   (175)   (264)
                                                       -----   -----   -----

FINANCING ACTIVITIES
Issuances of common stock                                  7      --      --
                                                       -----   -----   -----
   Net cash provided by financing activities               7      --      --
                                                       -----   -----   -----

NET INCREASE IN CASH AND CASH EQUIVALENTS                 27      11     132
Cash and cash equivalents at beginning of period         489     478     346
                                                       -----   -----   -----
Cash and cash equivalents at end of period               516     489     478
                                                       =====   =====   =====

Supplemental Cash Flow Disclosures:
Interest paid                                              2       2       2
Income taxes paid (refunded), net                        114       2     (52)

3.   EXIT ACTIVITIES

2003 SALARIED WORKFORCE REDUCTION

In the fourth quarter of 2003, the Corporation recorded a charge of $3 million pretax ($2 million after-tax) for severance related to a salaried workforce reduction of approximately 70 employees. An additional 56 open positions were eliminated. The charge was included in selling and administrative expenses. Payments totaling $1 million were made in the fourth quarter, and a reserve of $2 million was included in accrued expenses on the consolidated balance sheet as of December 31, 2003. The remaining payments of $2 million were made during the first quarter of 2004.

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

     A total of 53 employees were terminated, completing the workforce reduction. The Aubange plant ceased operations in December 2002. The reserve for the 2002 downsizing plan was included in accrued expenses on the consolidated balance sheets. Charges against the reserve included the $3 million writedown of equipment in 2002 and payments totaling $8 million in 2003. All payments associated with the 2002 downsizing plan were funded with cash from operations. An additional $1 million writedown related to the Aubange plant was recorded in 2003.

4.   STOCKHOLDER RIGHTS PLAN

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

     In November 2004, the independent members of the Board reviewed the Corporation's stockholder rights plan in accordance with its policy, adopted in 2000, to review the rights plan every three years. The independent members of the Board considered a variety of relevant factors, including the effect of the Filing, and concluded that the rights plan continued to be in the best interests of the Corporation and should be retained in its present form.

5.   EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
(millions, except share data)      Earnings    (000)     Amount
-----------------------------      --------   ------   ---------
2004:
Basic earnings                       $312     43,025     $7.26
                                     ----     ------     -----
Diluted earnings                      312     43,025      7.26
                                     ====     ======     =====
2003:
Basic earnings                        122     43,075      2.82
Dilutive effect of stock options                   1
                                     ----     ------     -----
Diluted earnings                      122     43,076      2.82
                                     ====     ======     =====
2002:
Basic earnings                         43     43,282      1.00
                                     ----     ------     -----
Diluted earnings                       43     43,282      1.00
                                     ====     ======     =====

     Options to purchase 1.9 million, 2.6 million and 2.7 million shares of common stock as of December 31,

2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for the respective years because the exercise price of the options was greater than the average market price of the Corporation's common stock.

6.   MARKETABLE SECURITIES

As of December 31, 2004 and 2003, the amortized cost and fair market value ("FMV") of the Corporation's investments in marketable securities were as follows:

                                    2004               2003
                              ----------------   ----------------
                              Amortized          Amortized
(millions)                       Cost      FMV      Cost      FMV
----------                    ---------   ----   ---------   ----
Asset-backed securities          $174     $173      $101     $101
U.S. government and
   agency securities              121      121        83       83
Municipal securities               36       36        31       32
Corporate securities              112      112        24       24
Time deposits                       8        8        --       --
                                 ----     ----      ----     ----
Total marketable securities       451      450       239      240
                                 ====     ====      ====     ====

     Contractual maturities of marketable securities as of December 31, 2004, were as follows:

                              Amortized
(millions)                       Cost      FMV
----------                    ---------   ----
Due in 1 year or less            $135     $135
Due in 1 - 5 years                 76       76
Due in 5 - 10 years                 5        5
Due after 10 years                 61       61
                                 ----     ----
                                  277      277
Asset-backed securities           174      173
                                 ----     ----
Total marketable securities       451      450
                                 ====     ====

     The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

     Investments in marketable securities that were in an unrealized loss position for less than 12 months as of December 31 consisted of the following:

(millions)                              2004   2003
----------                              ----   ----
Asset-backed securities                 $149    $29
U.S. government and agency securities     83     13
Corporate securities                      34      8
                                        ----    ---
Total FMV                                266     50
Aggregate amount of unrealized losses      1     --
                                        ====    ===

     Investments that had been in a continuous unrealized loss position for a period greater than 12 months amounted to $2 million and zero as of December 31, 2004 and 2003, respectively. The unrealized loss for those investments was not material for 2004.

7.   INVENTORIES

Inventories as of December 31 consisted of the following:

(millions)                            2004   2003
----------                            ----   ----
Finished goods and work in progress   $188   $179
Raw materials                          133     84
Supplies                                17     17
                                      ----   ----
Total                                  338    280
                                      ====   ====

     The LIFO value of U.S. inventories was $258 million and $215 million as of December 31, 2004 and 2003, respectively, and would have been higher by $31 million and $2 million as of the respective dates if they were valued under the FIFO and average production cost methods. All non-U.S. inventories are valued under FIFO or average production cost methods. The LIFO value of U.S. inventories exceeded that computed for U.S. federal income tax purposes by $15 million and $13 million as of December 31, 2004 and 2003, respectively.

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(millions)                                 2004     2003
----------                                ------   ------
Land and mineral deposits                 $  102   $   98
Buildings and improvements                   772      740
Machinery and equipment                    1,814    1,774
Computer software and systems
   development costs                          43       22
                                          ------   ------
                                           2,731    2,634
Reserves for depreciation and depletion     (878)    (816)
                                          ------   ------
Total                                      1,853    1,818
                                          ======   ======

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill as of December 31, 2004 and 2003, amounted to $43 million and $39 million, respectively. All of the Corporation's goodwill relates to the Building Products Distribution operating segment. Goodwill increased in 2004 as a result of the acquisition of three businesses during the year. Other intangible assets, excluding intangible pension assets, as of December 31, 2004, totaled $2 million, of which $1 million was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheets.

     On January 1, 2002, the Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the adoption, the Corporation recorded a noncash, non-tax-deductible impairment charge of $96 million related to the North American Gypsum operating segment. This charge is reflected in the Corporation's consolidated statement of earnings as a cumulative effect of a change in accounting principle in 2002.

10.  ACCRUED EXPENSES

Accrued expenses as of December 31 consisted of the following:

(millions)                2004   2003
----------                ----   ----
Employee compensation     $ 74   $ 74
Self insurance reserves     53     48
Other                       97     84
                          ----   ----
Total                      224    206
                          ====   ====

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

OCI as of December 31 consisted of the following:

(millions)                              2004   2003
----------                              ----   ----
Gain on derivatives, net of tax          $ 6   $10
Foreign currency translation              15    (8)
Minimum pension liability, net of tax     (3)   (3)
Unrealized gain (loss) on marketable
   securities, net of tax                 (1)   --
                                         ---   ---
Total                                     17    (1)
                                         ===   ===

     During 2004, accumulated net after-tax gains of $20 million ($33 million pretax) on derivatives were reclassified from OCI to earnings. As of December 31, 2004, the estimated net after-tax gain expected to be reclassified within the next 12 months from OCI to earnings is $7 million.

12.  ASSET RETIREMENT OBLIGATIONS

Changes in the liability for asset retirement obligations during 2004 and 2003 consisted of the following:

(millions)                     2004   2003
----------                     ----   ----
Balance as of January 1         $35    $29
Accretion expense                 3      3
Liabilities incurred              6      3
Liabilities settled              (2)    (1)
Foreign currency translation      1      1
                                ---    ---
Balance as of December 31        43     35
                                ===    ===

     On January 1, 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Corporation's asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as the Corporation's mines, quarries, landfills, ponds and wells. The impact to the Corporation of adopting SFAS No. 143 was an increase in assets of $14 million, which included a $12 million increase in deferred tax assets, and an increase in liabilities of $30 million, which included a $1 million increase in deferred tax liabilities. A noncash, after-tax charge of $16 million ($27 million pretax) was reflected in the consolidated statement of earnings as a cumulative effect of a change in accounting principle as of January 1, 2003.

13.  EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries generally have contributory defined benefit pension plans for eligible employees. Benefits of the plans are generally based on employees' years of service and compensation during the final years of employment.

     The Corporation also maintains plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002, generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees. In response to continuing retiree health-care cost pressure, effective January 1, 2005, the Corporation modified its retiree medical cost-sharing strategy for existing retirees and eligible active employees who may qualify for retiree medical coverage in the future. The plan amendment resulted in participants paying a greater portion of their retiree healthcare costs and a reduction in the Corporation's accumulated postretirement benefit obligation.

     On December 8, 2003, the Medicare Act (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     On May 19, 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on accounting for the effects of prescription drug provisions of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The new disclosure requirements were effective for the first financial reporting period that began after June 15, 2004. The Corporation adopted FSP FAS 106-2 on July 1, 2004, which resulted in an approximate $40 million reduction in its accumulated postretirement benefit obligation.

     The components of net pension and postretirement benefits costs are summarized in the following table:

(millions)                        2004   2003   2002
----------                        ----   ----   ----
Pension Benefits:
Service cost of benefits earned   $ 31   $ 27   $ 21
Interest cost on projected
   benefit obligation               54     52     49
Expected return on plan assets     (53)   (52)   (55)
Net amortization                    19     11      3
                                  ----   ----   ----
Net pension cost                    51     38     18
                                  ====   ====   ====
Postretirement Benefits:
Service cost of benefits earned     14     12      7
Interest cost on projected
   benefit obligation               22     21     16
Net amortization                     1     --     (2)
                                  ----   ----   ----
Net postretirement cost             37     33     21
                                  ====   ====   ====

     The Corporation uses a December 31 measurement date for its plans. The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $773 million and $690 million as of December 31, 2004 and 2003, respectively. The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

                                                    Pension      Postretirement
                                                --------------   --------------
(millions)                                       2004     2003     2004    2003
----------                                      ------   -----    -----   -----
Change in Benefit Obligation:

Benefit obligation as of January 1              $  907   $ 777    $ 371   $ 310
Service cost                                        31      27       14      12
Interest cost                                       54      52       22      21
Participant contributions                           13      13        4       4
Benefits paid                                      (65)    (52)     (16)    (15)
Plan amendment                                      --      --      (76)     --
Actuarial loss                                      54      71       29      37
Foreign currency translation                         9      19        2       2
                                                ------   -----    -----   -----
Benefit obligation as of December 31             1,003     907      350     371
                                                ======   =====    =====   =====

Change in Plan Assets:

Fair value as of January 1                         704     528       --      --
Actual return on plan assets                        72     117       --      --
Employer contributions                              78      82       --      --
Participant contributions                           13      13       --      --
Benefits paid                                      (65)    (52)      --      --
Foreign currency translation                         8      16       --      --
                                                ------   -----    -----   -----
Fair value as of December 31                       810     704       --      --
                                                ======   =====    =====   =====

Funded Status:

As of December 31                                 (193)   (203)    (350)   (371)
Unrecognized prior service cost                     20      22      (78)     (5)
Unrecognized net loss                              237     216       97      71
                                                ------   -----    -----   -----
Net balance sheet prepaid (liability)               64      35     (331)   (305)
                                                ======   =====    =====   =====

Components in the Consolidated Balance Sheets:

Long-term other assets                              71      44       --      --
Long-term other liabilities                        (13)    (13)    (331)   (305)
Intangible assets                                    2      --       --      --
Accumulated other comprehensive loss                 4       4       --      --
                                                ------   -----    -----   -----
Net balance sheet prepaid (liability)               64      35     (331)   (305)
                                                ======   =====    =====   =====

ASSUMPTIONS

The following tables reflect the assumptions used in the accounting for the plans:

                               Pension     Postretirement
                             -----------   --------------
                             2004   2003     2004   2003
                             ----   ----     ----   ----
Weighted-average assumptions used to determine benefit
obligations as of December 31:

Discount rate                5.75%  6.0%     5.75%  6.0%
Compensation increase rate    4.2%  4.2%       --    --

Weighted-average assumptions used to determine net cost for years ended December 31:

Discount rate                 6.0%  6.5%      6.0%  6.5%
Expected return on
   plan assets                7.5%  8.0%       --    --
Compensation increase rate    4.2%  4.7%       --    --

     The assumed health-care-cost trend rate used to measure the postretirement plans' obligations as of December 31 were as follows:

                                                2004    2003
                                               -----   -----
Health-care-cost trend rate assumed for
   next year                                   10.0%    9.0%
Rate to which the cost trend rate is assumed
   to decline (the ultimate trend rate)        5.25%   5.25%
Year that the rate reaches the ultimate

   trend rate                                  2011    2007

     A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

                              One-Percentage-   One-Percentage-
(millions)                    Point Increase    Point Decrease
----------                    ---------------   ---------------
Effect on total service and
   interest cost                    $ 7              $ (6)
Effect on postretirement
   benefit obligation                60               (51)

     The assumption for the expected long-term rate of return on plan assets for the Corporation's pension plans was established using a "building block" approach. In this approach, ranges of long-term expected returns for the various asset classes in which the plans invest are estimated. This is done primarily based upon observations of historical asset returns and their historical volatility. Consensus estimates of certain market and economic factors that influence returns such as inflation, Gross Domestic Product growth and dividend yields are also considered in determining expected returns. An overall range of likely expected rates of return is then calculated by applying the expected returns to the plans' target asset allocation. The most likely rate of return is then determined and is adjusted for investment management fees. Following a review of the long-term expected rate of return on plan assets, the Corporation decreased its expected rate of return on pension plan assets to 7.0% effective January 1, 2005.

PLAN ASSETS

The pension plans' asset allocations by asset categories as of December 31 were as follows:

Asset Categories    2004   2003
-----------------   ----   ----
Equity securities    68%    67%
Debt securities      24%    26%
Other                 8%     7%
                    ---    ---
Total               100%   100%
                    ===    ===

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

     To maximize long-term returns, the plans' assets are invested primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities and debt securities are actively and passively managed. Other assets are managed by investment managers utilizing strategies with returns normally expected to have a low correlation to the returns of equities. As of December 31, 2004, the plans' target asset allocation percentages were 61% for equity securities, 21% for debt securities and 18% for other. The actual allocations for equity and debt securities exceeded their targets at year end. Additional investment opportunities in the "other" category are being identified, which are expected to bring actual allocations closer to target allocations in 2005.

     Investment risk is monitored by the Corporation on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan's funded status.

CASH FLOWS

The Corporation's defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to voluntarily contribute approximately $75 million of cash to its pension plans in 2005. Total benefit payments expected to be paid to participants, which include payments funded from the Corporation's assets as well as payments from the pension plans and the Medicare subsidy expected to be received, are as follows:

                              Years ended December 31
                      ---------------------------------------
                                                  Health Care
Expected benefit       Pension   Postretirement     Subsidy
payments (millions)   Benefits      Benefits        Receipts
-------------------   --------   --------------   -----------
2005                    $ 44          $ 13           $ --
2006                      46            15             (2)
2007                      46            16             (2)
2008                      50            17             (2)
2009                      56            18             (3)
2010-2014                379           114            (15)

14.  STOCK-BASED COMPENSATION

There have been no stock options granted since the Filing on June 25, 2001. Prior to the Filing, the Corporation issued stock options to key employees under plans approved by stockholders. Under the plans, options were granted at an exercise price equal to the market value on the date of grant. All options granted under the plans have 10-year terms and vesting schedules of two or three years. The options expire on the 10th anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

     Stock option activity was as follows:

(options in thousands)              2004     2003     2002
----------------------             ------   ------   ------
Options:
Outstanding, January 1              2,600    2,699    2,738
Granted                                --       --       --
Exercised                            (295)     (21)      --
Canceled                             (373)     (78)     (39)
                                   ------   ------   ------
Outstanding, December 31            1,932    2,600    2,699
Exercisable, December 31            1,932    2,600    1,912
Available for grant, December 31    2,976    2,188    1,985
                                   ------   ------   ------
Weighted Average Exercise Price:
Outstanding, January 1             $34.89   $34.31   $34.29
Granted                                --       --       --
Exercised                           24.04    10.31       --
Canceled                            29.15    21.25    33.01
Outstanding, December 31            37.66    34.89    34.31
Exercisable, December 31            37.66    34.89    39.19

     The following table summarizes information about stock options outstanding as of December 31, 2004:

                  Options Outstanding         Options Exercisable
           --------------------------------   -------------------
                       Weighted
                       Average     Weighted              Weighted
Range of              Remaining     Average               Average
Exercise   Options   Contractual   Exercise    Options   Exercise
 Prices     (000)    Life (yrs.)     Price      (000)      Price
--------   -------   -----------   --------   --------   --------
$15 - 25      549        6.0          $22         549       $22
 25 - 35      419        1.6           33         419        33
 35 - 55      964        3.9           48         964        48
            -----        ---          ---       -----       ---
 Total      1,932        4.0           38       1,932        38
            =====        ===          ===       =====       ===

     As of December 31, 2004, common shares totaling 1.9 million were reserved for future issuance in conjunction with existing stock option grants. In addition, 3.0 million common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

15.  INCOME TAXES

Earnings before income taxes and cumulative effect of accounting change consisted of the following:

(millions)   2004   2003   2002
----------   ----   ----   ----
U.S.         $397   $161   $133
Foreign       112     56    123
             ----   ----   ----
Total         509    217    256
             ====   ====   ====

     Income taxes consisted of the following:

(millions)   2004   2003   2002
----------   ----   ----   ----
Current:
Federal      $113   $20    $ 35
Foreign        29    14      14
State          14     3       9
             ----   ---    ----
              156    37      58
             ====   ===    ====
Deferred:
Federal        27    36      42
Foreign         3    (1)      8
State          11     7       9
             ----   ---    ----
               41    42      59
             ----   ---    ----
Total         197    79     117
             ====   ===    ====

     Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)                           2004    2003  2002
----------                          -----   -----  -----
Taxes on income
   at U.S. federal statutory rate   $ 178   $  76  $  90
Chapter 11 reorganization
   expenses                             1       3      4
Foreign earnings subject
   to different tax rates               2       3      6
State income tax, net of
   federal benefit                     17       7     11
Valuation allowance adjustment         --      (1)     6
Reduction of income tax payable        --      (4)    --
Other, net                             (1)     (5)    --
                                    -----   -----  -----
Provision for income taxes            197      79    117
                                    =====   =====  =====
Effective income tax rate            38.6%   36.6%  45.6%
                                    =====   =====  =====

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)                             2004   2003
----------                             ----   ----
Deferred Tax Assets:
Pension and postretirement benefits    $114   $112
Reserves not deductible until paid:
   Asbestos reserves                    435    410
   Other reserves                        20     21
Capitalized interest                      9      9
Self insurance                           24     25
Net operating loss and tax credit
   carryforwards                         22      8
Other                                    12     26
                                       ----   ----
Deferred tax assets before valuation
   allowance                            636    611
Valuation allowance                     (34)    (8)
                                       ----   ----
Total deferred tax assets               602    603
                                       ====   ====
Deferred Tax Liabilities:
Property, plant and equipment           326    308
Post-petition interest expense          107     73
State taxes                               5     11
Derivative instruments                    4      8
Inventories                               8      5
                                       ----   ----
Total deferred tax liabilities          450    405
                                       ----   ----
Net deferred tax assets                 152    198
                                       ====   ====

     A valuation allowance has been established for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards and a portion of the Corporation's reserve for asbestos claims (U.S. state only) due to uncertainty regarding their ultimate realization. Of the total valuation allowance as of December 31, 2004, $14 million relates to the reserve for asbestos claims, $12 million relates to foreign net operating loss and tax credit carryforwards, and $8 million relates to U.S. state net operating loss and tax credit carryforwards. The Corporation has net operating loss and tax credit carryforwards in varying amounts in numerous U.S. state and foreign jurisdictions. Under applicable law, if not used prior thereto, most of these carryforwards will expire over periods ranging from five to 20 years.

     The income tax receivable of $24 million and $26 million recorded by the Corporation as of December 31, 2004 and 2003, respectively, relates primarily to the carryback of various federal and state net operating losses from 2001 and 2002 and the temporary overpayment of taxes in various jurisdictions. The amount recorded as of December 31, 2004, is expected to be refunded to the Corporation or utilized to satisfy a portion of its tax liabilities during 2005.

     The Corporation's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. The pre-petition portion of such amounts are included in liabilities subject to compromise on the Corporation's consolidated balance sheets, while the post-petition portion is included in other liabilities as of December 31, 2003, and in income taxes payable as of December 31, 2004. These loss contingencies relate primarily to U.S. federal income tax deductions claimed by the Corporation with respect to its ceiling tile operations in Belgium (which were shut down in 2002) and costs incurred with respect to the Chapter 11 Cases. The Corporation's U.S. income tax returns for 1999 and prior years have been audited by the Internal Revenue Service and are closed. In the United States, the Corporation's income tax returns for years after 1999 are open, and the years 2000, 2001 and 2002 are currently under audit by the Internal Revenue Service.

     The Corporation does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $381 million as of December 31, 2004. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004. This act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to several limitations, and currently, uncertainty remains as to how to interpret numerous provisions in the act. As a result, the Corporation is not yet able to determine whether, and to what extent, it will repatriate foreign earnings that have not yet been remitted to the United States. Based on the Corporation's analysis to date, however, it is reasonably possible that the Corporation may repatriate between zero and $50 million of unremitted foreign earnings as a result of the repatriation provision. It is not possible at this time to estimate the range of income tax effects of any such repatriation. The Corporation expects to complete its evaluation of this matter within a reasonable period of time after the current uncertainty in the law is resolved.

16.  DERIVATIVE INSTRUMENTS

COMMODITY DERIVATIVE INSTRUMENTS

As of December 31, 2004, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $258 million. These contracts mature by December 31, 2007. As of December 31, 2004, the fair value of these swap contracts, which remained in OCI, was a $7 million ($4 million after-tax) unrealized gain.

     Net after-tax gains or losses resulting from the termination of natural gas swap contracts are recorded to OCI and reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of December 31, 2004, $3 million ($2 million after-tax) of such gains are included in OCI.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

As of December 31, 2004 and 2003, the Corporation had no outstanding forward contracts to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies.

COUNTERPARTY RISK

The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of all counterparties. In addition, the Corporation enters into master agreements which contain netting arrangements that minimize counterparty credit exposure.

17.  SEGMENTS

OPERATING SEGMENTS

(millions)                             2004     2003     2002
----------                            ------   ------   ------
Net Sales:
North American Gypsum                 $2,753   $2,299   $2,151
Worldwide Ceilings                       688      607      610
Building Products Distribution         1,738    1,295    1,200
Eliminations                            (670)    (535)    (493)
                                      ------   ------   ------
Total                                  4,509    3,666    3,468
                                      ======   ======   ======

Operating Profit:
North American Gypsum                    428      209      261
Worldwide Ceilings                        62       39       29
Building Products Distribution           103       53       51
Corporate                                (73)     (77)     (71)
Eliminations                              --       (3)       2
Chapter 11 reorganization
   expenses                              (12)     (11)     (14)
                                      ------   ------   ------
Total                                    508      210      258
                                      ======   ======   ======

Depreciation, Depletion
   and Amortization:
North American Gypsum                     94       84       79
Worldwide Ceilings                        18       19       20
Building Products Distribution             3        4        4
Corporate                                  5        5        3
                                      ------   ------   ------
Total                                    120      112      106
                                      ======   ======   ======

Capital Expenditures:
North American Gypsum                    120       97       82
Worldwide Ceilings                        14       12       15
Building Products Distribution             2        1        3
Corporate                                  2        1       --
                                      ------   ------   ------
Total                                    138      111      100
                                      ======   ======   ======

Assets:
North American Gypsum                  2,042    1,935    1,887
Worldwide Ceilings                       438      409      404
Building Products Distribution           417      347      286
Corporate                              1,513    1,226    1,148
Eliminations                            (132)    (118)     (89)
                                      ------   ------   ------
Total                                  4,278    3,799    3,636
                                      ======   ======   ======

GEOGRAPHIC SEGMENTS

(millions)              2004     2003     2002
----------             ------   ------   ------
Net Sales:
United States          $4,065   $3,302   $3,127
Canada                    384      330      294
Other Foreign             291      235      243
Geographic transfers     (231)    (201)    (196)
                       ------   ------   ------
Total                   4,509    3,666    3,468
                       ======   ======   ======

Long-Lived Assets:
United States           1,684    1,622    1,618
Canada                    174      161      119
Other Foreign             123      125      127
                       ------   ------   ------
Total                   1,981    1,908    1,864
                       ======   ======   ======

     L&W Supply, which makes up the Building Products Distribution segment, completed three acquisitions during 2004. These acquisitions, which were conducted in relation to L&W Supply's strategy to profitably grow its specialty dealer business, consisted of three distribution locations (one each in Oregon, Texas and Wisconsin). Total cash payments for these acquisitions amounted to $5 million. As of December 31, 2004, L&W Supply operated out of 186 locations in the United States.

     Transactions between operating and geographic segments are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between operating segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.

     No single customer of the Corporation accounted for 10% or more of the Corporation's 2004, 2003 or 2002 consolidated net sales, except for The Home Depot, Inc., which, on a worldwide basis, accounted for approximately 11% in 2004 and 2003 and 10% in 2002. Net sales to The Home Depot, Inc. were reported by all three operating segments.

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

     Segment operating profit includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment. Worldwide Ceilings' operating profit in 2002 included an $11 million charge related to management's decision to shut down the Aubange, Belgium, ceiling tile plant and other downsizing activities.

18.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $86 million, $84 million and $77 million in the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2004, were $73 million in 2005, $65 million in 2006, $48 million in 2007,
$33 million in 2008 and $22 million in 2009. The aggregate obligation subsequent to 2009 was $122 million.

LETTERS OF CREDIT AND RESTRICTED CASH

The Corporation has a $100 million credit agreement, which expires April 30, 2006, with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of December 31, 2004, $35 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

     As of December 31, 2004, a total of $43 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

LEGAL CONTINGENCIES

See Note 19, Litigation, for information on asbestos litigation, the bankruptcy proceeding and environmental litigation. See Note 2, Voluntary Reorganization Under Chapter 11, for additional information on the bankruptcy proceeding.

19.  LITIGATION

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

     In addition to the Personal Injury Cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex Manufacturing, LLC ("Beadex"), have been named as defendants in a small number of asbestos personal injury cases. Recently, the Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants asserted in a court filing that the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and USG Corporation.

     More information regarding the Property Damage and Personal Injury Cases against U.S. Gypsum and the asbestos personal injury cases against L&W Supply, Beadex and A.P. Green is set forth below.

     The amount of the Debtors' present and future asbestos liabilities is the subject of significant dispute in Debtors' Chapter 11 Cases. If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of those liabilities may be determined through litigation proceedings in the Chapter 11 Cases, the outcome of which is speculative.

Developments in the Reorganization Proceeding: The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge, who was recently assigned to the Debtors' Chapter 11 Cases. Judge Conti has entered an order stating that she will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald.

     In 2002, the Debtors filed a motion requesting Judge Wolin, the district court judge then assigned to Debtors' Chapter 11 Cases, to conduct hearings to substantively estimate the Debtors' liability for asbestos personal injury claims. The Debtors requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. One of the key liability issues is whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease. Other important estimation issues include the determination of the characteristics and number of present and future claimants who are likely to have had any, or sufficient, exposure to the Debtors' products, whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause disease, and what are the appropriate claim values to apply in the estimation process.

     The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants oppose the substantive estimation hearings proposed by the Debtors. The committee and the legal representative contend that the Debtors' liability for present and future asbestos personal injury claims should be based on extrapolation from the settlement history of such claims and not on litigating liability issues in the bankruptcy proceedings. The committee and the legal representative also contend that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

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

     No timetable was set for implementation of the Order or any hearing on estimation of the Debtors' liability for cancer claims.

     In 2002, the Debtors also filed a motion requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. To date, there has been no ruling or hearing on the motion.

     In May 2004, in response to a motion by Debtors and the Official Committee of Unsecured Creditors, the Third Circuit Court of Appeals issued an opinion and order directing Judge Wolin to remove himself from presiding over Debtors' Chapter 11 Cases.

     In the third quarter of 2004, the parties, including the committees, engaged in non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. The mediation was conducted before David Geronemus, who was appointed mediator by Judge Fitzgerald. The mediation has not resulted in an agreement regarding the Debtors' asbestos liability or the terms of a plan of reorganization.

     In September 2004, the Third Circuit Court of Appeals assigned Judge Conti to Debtors' Chapter 11 Cases to replace Judge Wolin.

     In the fourth quarter of 2004, the Debtors other than U.S. Gypsum filed a complaint for declaratory relief in the Bankruptcy Court requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. The Official Committee of Unsecured Creditors has joined the Debtors in this action. In opposition, the Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos personal injury claimants, and the Official Committee of Asbestos Property Damage Claimants filed counterclaims asserting that the assets of all Debtors should be available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation. If the assets of all Debtors are pooled for the payment of all liabilities, including the asbestos liabilities of U.S. Gypsum, this could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum as well as the holders of the Corporation's equity. The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants have also asserted claims seeking a declaratory judgment that L&W Supply has direct liability for asbestos personal injury claims on the asserted grounds that L&W Supply distributed asbestos-containing products and assumed the liabilities of former U.S. Gypsum subsidiaries that distributed such products.

     The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also have asserted in a court filing that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is liable for A.P. Green's liabilities due to U.S. Gypsum's acquisition of A.P. Green in 1967. They also allege that the other Debtors are liable for U.S. Gypsum's liabilities, including the alleged liabilities of A.P. Green, under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

     A.P. Green, which manufactured and sold products used in refractories, was acquired by merger into U.S. Gypsum in 1967 and thereafter operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.) as well as its parent company, Global Industrial Technologies, Inc., and other affiliates filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The draft disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings indicates that, in early 2002, there were 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate, and that A.P. Green estimates that several hundred thousand additional claims will be asserted against it and/or its affiliate. The disclosure statement also indicates that, in early 2002, A.P. Green had approximately $492 million in unpaid pre-petition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims.

     The Corporation does not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any liability based on sales of asbestos-containing products by A.P. Green. The Corporation also does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. If U.S. Gypsum is determined to be liable for the sale of asbestos-containing products by A.P. Green or its affiliates, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities. Such a result could materially and adversely affect the recovery of other Debtors' pre-petition creditors and the Corporation's stockholders, depending upon, among other things, the amount of A.P. Green's alleged asbestos liabilities and whether the other Debtors are determined to be liable for U.S. Gypsum's liabilities, including alleged A.P. Green liabilities.

     After the assignment of Judge Conti to Debtors' Chapter 11 Cases, the Debtors renewed their request that the court conduct substantive estimation hearings regarding Debtors' asbestos personal injury liability and that these hearings relate to all asbestos personal injury claims, not just those alleging cancer. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos personal injury claimants renewed their request that estimation of Debtors' asbestos personal injury liability be based solely on extrapolation from U.S. Gypsum's settlement history.

     As a result of the recent assignment of Judge Conti to the Debtors' Chapter 11 Cases, the Corporation does not know when estimation proceedings regarding the Debtors' liability for asbestos personal injury claims will occur. The Corporation also does not know what issues Judge Conti will consider in conducting estimation proceedings or whether the Court will ultimately address the validity and voting rights of non-malignant claims where there is no objective evidence of asbestos-related disease.

     With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors. Approximately 900 claims do not specify a damage amount. Recently, counsel for the Official Committee of Asbestos Property Damage Claimants stated in a court hearing that the committee believes that the amount of the asbestos property damage claims will reach $1 billion.

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

     The Debtors believe that they have substantial defenses to many of the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. In 2004, the Debtors began this process by issuing written notices to claimants that failed to provide evidence that any of the Debtors' products were ever installed in the buildings at issue. To date, the Debtors have issued these deficiency notices with regard to more than 1,600 buildings. In December 2004, the Debtors filed their first objections to a group of claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. Recently, Judge Fitzgerald issued an order disallowing virtually all of the claims that were the subject of the objection. The Debtors have filed a second set of objections to certain property damage claims and expect to file additional objections to deficient asbestos property damage claims. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

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

     Prior to the Filing, U.S. Gypsum managed the handling and settlement of Personal Injury Cases through its membership in the Center. From 1988 up to February 1, 2001, the Center administered and arranged for the defense and settlement of Personal Injury Cases against U.S. Gypsum and other Center members. During that period, costs of defense and settlement of Personal Injury Cases were shared among the members of the Center pursuant to predetermined sharing formulas. Effective February 1, 2001, the Center members, including U.S. Gypsum, ended their prior settlement-sharing arrangement. Up until the Petition Date, the Center continued to administer and arrange for the defense and settlement of the Personal Injury Cases, but liability payments were not shared among the Center members.

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

     One of U.S. Gypsum's subsidiaries and a Debtor in the bankruptcy proceedings, Beadex, manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. As of the Petition Date, Beadex was a named defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage.

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

Insurance Coverage: As of December 31, 2004, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum.

Estimated Cost: In 2000, prior to the Filing, an independent consultant completed an actuarial study of U.S. Gypsum's current and potential future asbestos liabilities. This study was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

     As part of this study, the Corporation and its independent consultant considered various factors that would impact the amount of U.S. Gypsum's asbestos personal injury liability. These factors included the number, disease, age, and occupational characteristics of claimants in the Personal Injury Cases; the jurisdiction and venue in which such cases were filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity-sharing among Center members, including U.S. Gypsum, for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the possibility of additional bankruptcies of other defendants; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; allegations that U.S. Gypsum and the other Center members are responsible for the share of certain settlement agreements that was to be paid by former members that have refused or are unable to pay; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; the possibility that federal legislation addressing asbestos litigation would be enacted; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements; anticipated trends in recruitment of non-malignant or unimpaired claimants by plaintiffs' law firms; and future defense costs. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

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

     Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims then pending against U.S. Gypsum and future asbestos claims to be filed against it through 2003 (both property damage and personal injury) could be resolved in the tort system for an amount between $889 million and $1,281 million, including defense costs, and that within this range the most likely estimate was $1,185 million. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a noncash, pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1,185 million. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs. At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically had been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate U.S. Gypsum's liability for asbestos claims to be filed after 2003.

     Because of the Filing and activities relating to potential federal legislation addressing asbestos personal injury claims, the Corporation believes that there is greater uncertainty in estimating the reasonably possible range of the Debtors' liability for pending and future asbestos claims as well as the most likely estimate of liability within this range. There are significant differences in the treatment of asbestos claims in a bankruptcy proceeding as compared to the tort litigation system. The factors that impact the estimation of liability for pending and future asbestos claims in a bankruptcy proceeding and the amount that must be provided in the plan of reorganization for such liabilities include: (i) the number of present and future asbestos claims that will be addressed in the plan of reorganization; (ii) the value that will be paid to present and future claims, including the impact historical settlement values for asbestos claims may have on the estimation of asbestos liability in the bankruptcy proceedings; (iii) how claims by individuals who have no objective evidence of impairment will be treated in the bankruptcy proceedings and plan of reorganization; (iv) how the Long-Term Settlements will be treated in the plan of reorganization and whether those settlements will be set aside;
(v) how claims for punitive damages will be treated; (vi) the results of any litigation proceedings in the Chapter 11 Cases regarding the estimated number or value of present and future asbestos personal injury claims; (vii) the treatment of asbestos property damage claims in the bankruptcy proceedings; (viii) the potential asbestos liability of L&W, Beadex, A.P. Green or any other past or present affiliates of the Debtors and how any such liability will be addressed in the bankruptcy proceedings and plan of reorganization; (ix) whether the assets of all of the Debtors are determined to be available to satisfy the asbestos liabilities of U.S. Gypsum; (x) how the requirement of Section 524(g) that 75% of the voting asbestos claimants approve the plan of reorganization will impact the amount that must be provided in the plan of reorganization for pending and future asbestos claims and (xi) the impact any relevant potential federal legislation may have on the proceedings. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims. In addition, the estimates of the Debtors' asbestos liability that would be recorded as a result of the bankruptcy proceedings or potential federal legislation are likely to include all expected future asbestos cases to be brought against the Debtors (as opposed to the cases filed over a three-year period) and are likely to be computed using the present value of the estimated liability. These factors, as well as the uncertainties discussed above in connection with the resolution of asbestos cases in the tort system, increase the uncertainty of any estimate of asbestos liability.

     Because of the uncertainties associated with estimating the Debtors' asbestos liability at this stage of the proceedings, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of December 31, 2004, was $1,061 million.

     Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted.

     As the Chapter 11 Cases and the legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos claims can be determined. If the FAIR Bill or similar legislation is not enacted, the Debtors' asbestos liability, as determined through the bankruptcy proceedings, could be materially greater than the accrued reserve. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos personal injury claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. When the Debtors determine that there is a reasonable basis for revision of the estimate of their asbestos liability, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

     It is expected that the Center bond litigation will be addressed by Judge Conti, who was recently appointed to preside over the Debtors' Chapter 11 Cases.

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

SILICA LITIGATION

During the 10 years prior to the Filing, Debtor U.S. Gypsum was named as a defendant in approximately 10 lawsuits claiming personal injury from exposure to silica allegedly from U.S. Gypsum products. The claims against U.S. Gypsum in silica personal injury lawsuits pending at the time of the Filing were stayed as a result of the Filing. Only one proof of claim alleging silica personal injury liability was filed against any of the Debtors as of the bar date in the Bankruptcy Case. However, it has been estimated that tens of thousands of silica personal injury lawsuits have been filed against other defendants nationwide in recent years.

     In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more that 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each names from 178 to 195 defendants. U.S. Gypsum expects that the claims against it in these lawsuits will be stayed as a result of the Filing. The Corporation does not have sufficient information to estimate the likely cost of resolving these claims. However, the Corporation believes that it has significant defenses to these claims if they are allowed to proceed. The Corporation has provided notice of these recent complaints to its insurance carriers.

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

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  Quarter
(millions, except   ------------------------------------
   share data)        First    Second    Third    Fourth
-----------------   --------   ------   ------   -------
2004:
Net sales           $1,020     $1,145   $1,175   $1,169
Gross profit           171        216      234      216
Operating profit        92        133      148      135
Net earnings            57         80       90       85
Per Common Share:
   Basic (a)          1.33       1.86     2.10     1.98
   Diluted            1.33       1.86     2.10     1.97

2003:
Net sales              862        914      963      927
Gross profit           117        134      147      147
Operating profit        35         50       67       58
Net earnings             6(b)      31       39       46
Per Common Share:
   Basic              0.13       0.73     0.89     1.07
   Diluted            0.13       0.73     0.89     1.07

(a)  The sum of the four quarters is not the same as the total for the year.

(b) Includes a noncash, after-tax charge for asset retirement obligations of $16 million related to the adoption of SFAS No. 143. Earnings before cumulative effect of accounting change were $22 million, or $0.50 per share (basic and diluted).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the accompanying financial statement schedules, Schedule II
- Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, USG Corporation and certain subsidiaries voluntarily filed for Chapter 11 bankruptcy protection on June 25, 2001 (the "Filing"). The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Corporation; or (d) as to operations, the effect of any changes that may be made in its business.

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

     As discussed in Note 12, effective January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

     As discussed in Note 9, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and intangible assets upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

(DELOITTE & TOUCHE LLP)
Chicago, Illinois
February 8, 2005

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Beginning                                     Ending
(millions)                       Balance    Additions (a)   Deductions (b)   Balance
----------                      ---------   -------------   --------------   -------
YEAR ENDED DECEMBER 31, 2004:
   Doubtful accounts               $12           $ 5             $ (6)         $11
   Cash discounts                    3            43              (43)           3

YEAR ENDED DECEMBER 31, 2003:
   Doubtful accounts                14             2               (4)          12
   Cash discounts                    3            50              (50)           3

YEAR ENDED DECEMBER 31, 2002:
   Doubtful accounts                13             5               (4)          14
   Cash discounts                    4            53              (54)           3

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

(a) MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of USG Corporation and its subsidiaries (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system was designed to provide reasonable assurance to management and the Corporation's board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective based on those criteria.

     The Corporation's independent auditors have issued an audit report on management's assessment of internal control over financial reporting. This report appears below.

February 8, 2005

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited management's assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that USG Corporation and subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A corporation's internal control over financial reporting is a process designed by, or under the supervision of, the corporation's principal executive and principal financial officers, or persons performing similar functions, and effected by the corporation's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2004. Our audit also included the accompanying financial statement schedules, Schedule II - Valuation and Qualifying Accounts. Our report dated February 8, 2005 expressed an unqualified opinion on those financial statements and accompanying financial statement schedules and included an explanatory paragraph regarding (i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern and (ii) changes in methods of accounting for asset retirement obligations and goodwill and other intangible assets due to the Corporation's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in 2003, and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002.

(DELOITTE & TOUCHE LLP)
Chicago, Illinois
February 8, 2005

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 18, 2005):

NAME, AGE AND                                                                          PRESENT POSITION
PRESENT POSITION                      BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS   HELD SINCE
----------------                      ----------------------------------------------   ----------------
William C. Foote, 53                  Same position.                                     August 1999
Chairman, Chief Executive Officer
and President

Edward M. Bosowski, 50                President and Chief Executive Officer, United      March 2004
Executive Vice President, Marketing   States Gypsum Company, to November 2000;
and Corporate Strategy; President,    President, Growth Initiatives and
USG International                     International, to February 2001; Senior Vice
                                      President, Marketing and Corporate Strategy;
                                      President, USG International, to February
                                      2004.

Stanley L. Ferguson, 52               Associate General Counsel to May 2000; Vice        March 2004
Executive Vice President and          President and General Counsel to May 2001;
General Counsel                       Senior Vice President and General Counsel to
                                      February 2004.

Richard H. Fleming, 57                Same position.                                     February 1999
Executive Vice President and
Chief Financial Officer

James S. Metcalf, 47                  Executive Vice President and Chief Operating       March 2004
Executive Vice President;             Officer, L&W Supply Corporation, to March
President, Building Systems           2000; President and Chief Executive Officer,
                                      L&W Supply Corporation, to March 2002; Senior
                                      Vice President; President, Building Systems,
                                      to February 2004.

Brian J. Cook, 47                     Vice President, Human Resources to February        February 2005
Senior Vice President, Human          2005.
Resources

Marcia S. Kaminsky, 46                Vice President, Communications to February         February 2005
Senior Vice President,                2005.
Communications

Karen L. Leets, 48                    Assistant Treasurer, McDonald's Corporation,       March 2003
Vice President and Treasurer          to March 2003.

Michael C. Lorimer, 65                Vice President, Operations, L&W Supply             March 2002
Vice President; President and Chief   Corporation, to March 2002.
Operating Officer, L&W Supply
Corporation

NAME, AGE AND                                                                          PRESENT POSITION
PRESENT POSITION                      BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS      HELD SINCE
----------------                      ----------------------------------------------   ----------------
D. Rick Lowes, 50                     Vice President and Treasurer, USG Corporation,     October 2002
Vice President and Controller         to October 2002.

Peter K. Maitland, 63                 Same position.                                     February 1999
Vice President, Compensation,
Benefits and Administration

Donald S. Mueller, 57                 Vice President of Research and Chief               February 2005
Vice President, Research and          Technology Officer, Ashland Specialty Chemical
Development                           Co., to October 2003; Director, Industrial and
                                      State Relations for Environmental Science
                                      Institute, Ohio State University, to December
                                      2004.

Clarence B. Owen, 56                  Senior Vice President, International, USG          January 2003
Vice President and Chief              Interiors, Inc., to May 2001; Vice President
Technology Officer                    to May 2001; Vice President, International and
                                      Technology, to January 2003.

John Eric Schaal, 61                  Assistant General Counsel to August 2000;          February 2002
Corporate Secretary and               Associate General Counsel to February 2002.
Associate General Counsel

COMMITTEE CHARTERS AND CODE OF BUSINESS CONDUCT

The Corporation's code of business conduct and ethics (which applies to directors, officers and employees and is known as the Code of Business Conduct), its corporate governance guidelines, and the charters of committees of the board of directors, including the audit committee, governance committee, and compensation and organization committee, are available on the Corporation's website at www.usg.com. Shareholders may request a copy of this information by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. Any waivers of, or changes to, the Corporation's Code of Business Conduct that apply to the Corporation's executive officers, directors, or persons performing similar functions, will be promptly disclosed on the Corporation's website in the "Investors" section, as required by the Securities and Exchange Commission and the New York Stock Exchange ("NYSE").

     Following the annual meeting of stockholders held on May 12, 2004, the CEO of the Corporation filed a certificate with the NYSE declaring that he was not aware of any violation by the Corporation of the NYSE's Corporate Governance Listing Standards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the Corporation's common stock that may be issued upon exercise of options, and rights associated with any such option exercises, under all of the Corporation's equity compensation plans as of December 31, 2004, including the Long-Term Incentive Plan and Omnibus Management Incentive Plan. Each of the plans was approved by the Corporation's stockholders.

                                                                              NUMBER OF SECURITIES
                                                                            REMAINING AVAILABLE FOR
                                                                             FUTURE ISSUANCE UNDER
                        NUMBER OF SECURITIES TO      WEIGHTED AVERAGE         EQUITY COMPENSATION
                        BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          PLANS (EXCLUDING
                         OF OUTSTANDING OPTIONS   OUTSTANDING OPTIONS AND    SECURITIES REPORTED IN
PLAN CATEGORY                  AND RIGHTS                  RIGHTS                  COLUMN ONE)
-------------           -----------------------   -----------------------   -----------------------
Equity compensation
plans approved by
stockholders                   1,932,100                   $37.66                   2,975,620

Equity compensation
plans not approved by
stockholders                          --                       --                          --
                               ---------                   ------                   ---------
Total                          1,932,100                    37.66                   2,975,620
                               =========                   ======                   =========

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation's consolidated financial statements and supplementary data schedule.

EXHIBIT
 NUMBER                      3. EXHIBITS (REG. S-K, ITEM 601)
-------   ----------------------------------------------------------------------
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

3.3       Amended and Restated By-Laws of USG Corporation, dated as of May 12,
          2004 (incorporated by reference to Exhibit 3 (ii) of USG Corporation's
          Form 10-Q dated July 30, 2004).

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

MATERIAL CONTRACTS:

10.1 Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation's
          Registration Statement No. 33-40136 on Form S-4, dated February 3,
          1993). *

10.2      First Amendment to Management Performance Plan, effective November 15,
          1993, and dated February 1, 1994 (incorporated by reference to Exhibit
          10(aq) of Amendment No. 1 of USG Corporation's Registration Statement
          No. 33-51845 on Form S-1). *

10.3      Second Amendment to Management Performance Plan, dated June 27, 2000
          (incorporated by reference to Exhibit 10(a) of USG Corporation's Form
          10-Q, dated November 6, 2000). *

10.4      Amendment and Restatement of USG Corporation Supplemental Retirement
          Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) of USG Corporation's Annual Report on
          Form 10-K, dated February 20, 1998). *

10.5      First Amendment to Supplemental Retirement Plan, effective July 1,
          1997 (incorporated by reference to Exhibit 10(d) of USG Corporation's
          Annual Report on Form 10-K, dated February 26, 1999). *

10.6      Second Amendment to Supplemental Retirement Plan, effective November
          8, 2000 (incorporated by reference to Exhibit 10(f) of USG
          Corporation's Annual Report on Form 10-K, dated March 5, 2001). *

10.7      Third Amendment to Supplemental Retirement Plan, effective November 8,
          2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's
          Annual Report on Form 10-K, dated March 5, 2001). *

10.8      Fourth Amendment to Supplemental Retirement Plan, effective April 11,
          2001 (incorporated by reference to Exhibit 10(a) of USG Corporation's
          Form 10-Q, dated March 31, 2001). *

10.9      Fifth Amendment to Supplemental Retirement Plan, effective December
          21, 2001 (incorporated by reference to Exhibit 10(i) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.10     Sixth Amendment to Supplemental Retirement Plan, effective January 1,
          2005 (incorporated by reference to Exhibit 10.3 of USG Corporation's
          Form 8-K, dated November 17, 2004). *

10.11     Form of Termination Compensation Agreement, dated January 1, 2000
          (incorporated by reference to Exhibit 10(e) of USG Corporation's
          Annual Report on Form 10-K, dated February 29, 2000). *

10.12     Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration
          Statement No. 33-51845 on Form S-1).

10.13 Form of Employment Agreement, dated January 1, 2000 (incorporated by reference to Exhibit 10(g) of USG Corporation's Annual Report on Form
          10-K, dated February 29, 2000). *

10.14     Five-Year Credit Agreement, dated as of June 30, 2000, among USG
          Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10(a) of USG Corporation's Form 10-Q, dated
          August 7, 2000).

10.15     364-Day Credit Agreement, dated as of June 30, 2000, among USG
          Corporation and the banks listed on the signature pages thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated
          August 7, 2000).

10.16     Master Letter of Credit Agreement, Rider to Master Letter of Credit
          Agreement, and Related Pledge Agreement, Acknowledgement Agreement if
          Collateral Held at LaSalle Bank National Association Trust Department,
          LaSalle Bank National Association Trust Department Internal, Pledge
          Agreement between USG Corporation and LaSalle Bank National
          Association, dated June 11, 2003 (incorporated by reference to Exhibit
          10 of USG Corporation's Form 10-Q, dated June 30, 2003).

10.17 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 31, 1995). *

10.18 First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG
          Corporation's Form 10-Q, dated November 6, 2000). *

10.19     2004 Annual Management Incentive Program - USG Corporation. * **

10.20 2005 Annual Management Incentive Program - USG Corporation - with revisions approved on February 9, 2005 (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated February 15,
          2005). *

10.21     Omnibus Management Incentive Plan (incorporated by reference to Annex
          A to USG Corporation's Proxy Statement and Proxy, dated March 28,
          1997). *

10.22     First Amendment to Omnibus Management Incentive Plan, dated November
          11, 1997 (incorporated by reference to Exhibit 10(p) of USG
          Corporation's Annual Report on Form 10-K, dated February 20, 1998). *

10.23     Second Amendment to Omnibus Management Incentive Plan, dated as of
          June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG
          Corporation's Form 10-Q, dated November 6, 2000). *

10.24     Third Amendment to Omnibus Management Incentive Plan, dated as of
          March 25, 2004. * **

10.25     Amended and Restated Stock Compensation Program for Non-Employee
          Directors of USG Corporation, dated July 1, 1997 (incorporated by reference to Exhibit 10(q) of USG Corporation's Annual Report on Form
          10-K, dated February 20, 1998). *

10.26     Key Employee Retention Plan, dated May 16, 2001, as amended September
          20, 2001 (incorporated by reference to Exhibit 10(v) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.27     Key Employee Retention Plan (July 1, 2004 - December 31, 2005), dated
          July 1, 2004, (incorporated by reference to Exhibit 10 of USG
          Corporation's Form 10-Q, dated July 30, 2004). *

10.28     Senior Executive Severance Plan, dated May 16, 2001, as amended
          September 20, 2001 (incorporated by reference to Exhibit 10(w) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.29     Senior Executive Severance Plan, dated January 1, 2005. * **

10.30 Revolving Credit and Guaranty Agreement, dated as of June 25, 2001, among USG Corporation and certain of its subsidiaries, as debtors, USG
          Foreign Investments, Ltd., as guarantor, and The Chase Manhattan Bank, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10(x) of USG Corporation's Annual Report on
          Form 10-K, dated March 1, 2002).

10.31     First Amendment to Revolving Credit and Guaranty Agreement, dated
          August 2, 2001 (incorporated by reference to Exhibit 10(y) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.32     Second Amendment to Revolving Credit and Guaranty Agreement, dated
          August 24, 2001 (incorporated by reference to Exhibit 10(z) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.33     Third Amendment to Revolving Credit and Guaranty Agreement, dated
          December 10, 2001 (incorporated by reference to Exhibit 10(aa) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.34     Fourth Amendment to Revolving Credit and Guaranty Agreement, dated
          August 9, 2002 (incorporated by reference to Exhibit 10.28 of USG
          Corporation's Annual Report on Form 10-K, dated February 27, 2003).

10.35     Security and Pledge Agreement, dated June 25, 2001, among USG
          Corporation and each of its direct and indirect subsidiaries party to the Credit Agreement, other than USG Foreign Investments, Ltd., and
          The Chase Manhattan Bank (incorporated by reference to Exhibit 10(ab) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002).

10.36     Amendment and Restatement of USG Corporation Retirement Plan, dated
          December 29, 1999. * **

10.37     First Amendment of USG Corporation Retirement Plan, dated May 22,
          2001. * **

10.38     Second Amendment of USG Corporation Retirement Plan, dated December
          21, 2001 (incorporated by reference to Exhibit 10(ac) of USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.39     Third Amendment of USG Corporation Retirement Plan, dated August 22,
          2002 (incorporated by reference to Exhibit 10.31 of USG Corporation's
          Annual Report on Form 10-K, dated February 27, 2003). *

10.40     Fourth Amendment of USG Corporation Retirement Plan, dated November 4,
          2004 (incorporated by reference to Exhibit 10.2 to USG Corporation's
          Form 8-K, dated November 17, 2004). *

OTHER:

21        Subsidiaries **

23        Consents of Experts and Counsel **

24        Power of Attorney **

31.1      Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive
          Officer **

31.2      Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial
          Officer **

32.1      Section 1350 Certifications of USG Corporation's Chief Executive
          Officer **

32.2      Section 1350 Certifications of USG Corporation's Chief Financial
          Officer **

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**   Filed or furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             USG CORPORATION

February 18, 2005


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


/s/ William C. Foote                         February 18, 2005
---------------------------------------
WILLIAM C. FOOTE
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)


/s/ Richard H. Fleming                       February 18, 2005
---------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ D. Rick Lowes                            February 18, 2005
---------------------------------------
D. RICK LOWES
Vice President and Controller
(Principal Accounting Officer)


ROBERT L. BARNETT, KEITH A. BROWN,        )  By: /s/ Richard H. Fleming
JAMES C. COTTING, LAWRENCE M. CRUTCHER,          -------------------------------
W. DOUGLAS FORD, DAVID W. FOX,            )      Richard H. Fleming
VALERIE B. JARRETT, MARVIN E. LESSER,     )      Attorney-in-fact
JOHN B. SCHWEMM, JUDITH A. SPRIESER       )      Pursuant to Power of Attorney
Directors                                 )      (Exhibit 23 hereto)
                                          )      February 18, 2005