Form 10-Q
period 2005-03-31
USG CORP
filed 2005-05-03
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

The number of shares outstanding of the registrant's common stock as of March 31, 2005, was 43,343,283.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Statements of Earnings:
             Three Months Ended March 31, 2005 and 2004                       3
          Consolidated Balance Sheets:
             As of March 31, 2005 and December 31, 2004                       4
          Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2005 and 2004                       5
          Notes to Consolidated Financial Statements                          6
Item 2.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition                           38
Item 4.   Controls and Procedures                                            50

Report of Independent Registered Public Accounting Firm                      52

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  54
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        54
Item 5.   Other Information                                                  54
Item 6.   Exhibits                                                           55

Signatures                                                                   56

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS
                                           ENDED MARCH 31,
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
Net sales                             $     1,173   $     1,020
Cost of products sold                         959           849
                                      -----------   -----------
Gross profit                                  214           171
Selling and administrative expenses            89            77
Chapter 11 reorganization expenses              1             2
                                      -----------   -----------
Operating profit                              124            92
Interest expense                                1             1
Interest income                                (2)           (1)
Other expense, net                             --             2
                                      -----------   -----------
Earnings before income taxes                  125            90

Income taxes                                   48            33
                                      -----------   -----------
Net earnings                                   77            57
                                      ===========   ===========

Basic earnings per common share              1.77          1.33
Diluted earnings per common share            1.77          1.33

Average common shares                  43,327,008    43,022,719
Average diluted common shares          43,506,597    43,023,995

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF         AS OF
                                                    MARCH 31,   DECEMBER 31,
                                                       2005         2004
                                                    ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                            $  669        $  756
Short-term marketable securities                        178           138
Restricted cash                                          42            43
Receivables (net of reserves - $15 and $14)             523           413
Inventories                                             346           338
Income taxes receivable                                  23            24
Deferred income taxes                                     7            25
Other current assets                                     94            53
                                                     ------        ------
Total current assets                                  1,882         1,790

Long-term marketable securities                         310           312
Property, plant and equipment (net of accumulated
   depreciation and depletion - $903 and $878)        1,856         1,853
Deferred income taxes                                   134           152
Goodwill                                                 43            43
Other assets                                            150           128
                                                     ------        ------
Total Assets                                          4,375         4,278
                                                     ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        268           270
Accrued expenses                                        194           224
Current portion of long-term debt                         1             1
Income taxes payable                                     94            75
                                                     ------        ------
Total current liabilities                               557           570

Deferred income taxes                                    26            25
Other liabilities                                       417           417
Liabilities subject to compromise                     2,241         2,242
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                          --            --
Common stock                                              5             5
Treasury stock                                         (256)         (256)
Capital received in excess of par value                 418           417
Accumulated other comprehensive income                   49            17
Retained earnings                                       918           841
                                                     ------        ------
Total stockholders' equity                            1,134         1,024
                                                     ------        ------
Total Liabilities and Stockholders' Equity            4,375         4,278
                                                     ======        ======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                     ---------------
                                                       2005    2004
                                                      -----   -----
OPERATING ACTIVITIES:
Net earnings                                          $  77   $  57
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization              30      28
   Deferred income taxes                                 15      12
(Increase) decrease in working capital:
   Receivables                                         (110)   (130)
   Income taxes receivable                                1       1
   Inventories                                           (8)    (24)
   Payables                                              17      62
   Accrued expenses                                     (26)    (26)
(Increase) decrease in other assets                      (9)      6
Increase in other liabilities                             2       2
Change in asbestos receivable                            --      10
Decrease in liabilities subject to compromise            (1)     (1)
Other, net                                               (2)     --
                                                      -----   -----
Net cash used for operating activities                  (14)     (3)
                                                      -----   -----
INVESTING ACTIVITIES:
Capital expenditures                                    (33)    (20)
Purchases of marketable securities                     (184)   (115)
Sales or maturities of marketable securities            144      78
Net proceeds from asset dispositions                     --       6
Acquisition of business                                  --      (4)
Return (deposit) of restricted cash                       1     (12)
                                                      -----   -----
Net cash used for investing activities                  (72)    (67)
                                                      -----   -----
FINANCING ACTIVITIES:
Issuances of common stock                                 1      --
                                                      -----   -----
Net cash provided by financing activities                 1      --
                                                      -----   -----

Effect of exchange rate changes on cash                  (2)     (1)

Net decrease in cash and cash equivalents               (87)    (71)
Cash and cash equivalents at beginning of period        756     700
                                                      -----   -----
Cash and cash equivalents at end of period              669     629
                                                      =====   =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                             1      --
Income taxes paid, net                                   15       8

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  PREPARATION OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of USG Corporation ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's 2004 Annual Report on Form 10-K which was filed on February 18, 2005.

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

     The background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost are discussed in Note 12, Litigation.

     CONSEQUENCES OF THE FILING

     As a consequence of the Filing, all asbestos lawsuits and other lawsuits pending against the Debtors as of the Petition Date are stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. Since the Filing, the Debtors have ceased making both cash payments and accruals with respect to asbestos lawsuits. The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code, and vendors are being paid for goods furnished and services provided after the Filing.

     The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge. Judge Conti will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald. Three creditors' committees, one representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants"), another representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants"), and a third representing unsecured creditors (the "Official Committee of Unsecured Creditors"), were appointed as official committees in the Chapter 11 Cases. In addition, the Bankruptcy Court also appointed Dean M. Trafelet as the legal representative for future asbestos claimants in the Debtors' bankruptcy proceedings. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. Recently, an Official Committee of Equity Security Holders of the Corporation was also appointed. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

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

     There are several requirements for confirmation of a plan of reorganization containing an asbestos trust with all of the features set forth in Section 524(g). One of the requirements is that the court determine that the asbestos trust will be structured and funded so as to be in a financial position to pay present claims and future demands that involve similar claims in substantially the same manner. Another requirement is that a class or classes of asbestos claimants affected by the trust vote to approve the plan by at least 75% of those voting. Section 524(g) also requires that such trust own (or have the right to acquire if specified contingencies occur) a majority of the voting stock of each relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor. A plan of reorganization, including a plan creating a Section 524(g) trust, may be confirmed without the consent of non-asbestos creditors and stockholders if certain requirements of the Bankruptcy Code are met.

     The Debtors also expect that the plan of reorganization will address the Debtors' liability for asbestos property damage claims, whether by including those liabilities in a Section 524(g) trust or by other means.

     Similar plans of reorganization containing Section 524(g) trusts have been confirmed in the chapter 11 cases of other companies with asbestos liabilities, but there is no guarantee that the Bankruptcy Court in the Debtors' Chapter 11 Cases will approve creation of a Section 524(g) trust or issue a permanent injunction channeling to the trust all asbestos claims against the Debtors and/or their successors and affiliates. In addition, if federal legislation addressing asbestos personal injury claims is passed, which is extremely speculative, such legislation may affect whether the Debtors establish a trust under Section 524(g). See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below.

     A key factor in determining whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan of reorganization to address the Debtors' liability for present and future asbestos claims. The amount of Debtors' asbestos liabilities has not yet been determined and is subject to substantial dispute and uncertainty. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. If the amount of Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of these liabilities may be determined through litigation proceedings before Judge Conti. See
     Note 12, Litigation, for additional information regarding Debtors' asbestos liabilities and their estimated cost.

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

     In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continued until June 30, 2004. Effective July 1, 2004, the key employee retention plan, in an amended form, was extended until December 31, 2005. Under the amended plan, participants continue to earn awards semiannually. The amendments introduce a performance feature for the last two (of four) payments to be made under the extended plan which could increase the final two payments up to a maximum of 25% above par or eliminate them altogether.

     Expenses associated with this plan amounted to $5.4 million and $2.7 million in the first quarter of 2005 and 2004, respectively. Expense was lower in 2004 primarily due to accruals in 2003 and 2002 of amounts that were paid in 2004.

     POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

     On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by three Democratic Senators and four Republican Senators. The FAIR Bill has been referred to the Senate

     Committee on the Judiciary. The FAIR Bill has not been approved by the Senate Committee on the Judiciary or the full Senate, has not been considered by the House of Representatives, and is not law.

     The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Bill as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

     In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the FAIR Bill, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Bill, notwithstanding the fact that the companies are still in chapter 11 proceedings. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

     The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Previously, in April 2004, a similar, but not identical, bill (the "Fairness in Asbestos Injury Resolution Act of 2004") was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Even if the recently-introduced FAIR Bill is enacted, the terms of the enacted legislation may differ from those of the FAIR Bill as introduced, and those differences may be material to the FAIR Bill's impact on the Corporation.

     Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

     During the legislative process, proceedings in the Chapter 11 Cases will continue. See Consequences of the Filing, above, and Note 12, Litigation.

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

     Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 471 claims totaling $232.4 million as amended or superceded; allowed the reduction of 816 claims by a total of $20.7 million; and allowed the correction of the Debtors on 1,520 claims and the reclassification of 290 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims. In addition to the general unsecured claims described in this paragraph, approximately 1,400 asbestos property damage claims were filed as of the bar date. Those claims are described in Note 11, Litigation, Developments in the Reorganization Proceeding.

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

     The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 12, Litigation, under Developments in the Reorganization Proceeding.

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

     The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with asbestos claims and those expected to be filed in the tort system through 2003. This liability, as well as liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note 12. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

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

     Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consisted of the following items (dollars in millions):

                                                 As of         As of
                                               March 31,   December 31,
                                                  2005         2004
                                               ---------   ------------
Asbestos reserve                                $1,061        $1,061
Debt                                             1,005         1,005
Accounts payable                                   169           169
Accrued expenses                                    36            37
Other long-term liabilities                         13            13
                                                ------        ------
Subtotal                                         2,284         2,285
Elimination of intercompany accounts payable       (43)          (43)
                                                ------        ------
Total liabilities subject to compromise          2,241         2,242
                                                ======        ======

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

     As of March 31, 2005, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the

     Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

     As of March 31, 2005, U.S. Gypsum and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $354 million and $227 million, respectively. USG Interiors had a net post-petition payable balance to the Parent Company of $5 million.

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

     CHAPTER 11 REORGANIZATION EXPENSES

     Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                           Three Months ended
                                                March 31,
                                           ------------------
                                               2005   2004
                                               ----   ----
Legal and financial advisory fees              $ 6    $ 4
Bankruptcy-related interest income              (5)    (2)
                                               ---    ---
Total chapter 11 reorganization expenses         1      2
                                               ===    ===

     INTEREST EXPENSE

     Contractual interest expense not accrued or recorded on pre-petition debt totaled $19 million in the first quarter of 2005. From the Petition Date through March 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $276 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $6 million in the first quarter of 2005 and $40 million from the Petition Date through March 31, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

     On April 11, 2005, the Unsecured Creditors Committee filed a motion with the bankruptcy court requesting that the Debtors make interest payments to all non-asbestos unsecured creditors for interest accrued from January 1, 2005, on liquidated, undisputed pre-petition claims (including accrued unpaid interest through December 31, 2004). If approved, this would require the Debtors to make interest payments of approximately $84 million on an annual basis.

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

The Debtors consist of the Corporation and the following wholly owned subsidiaries: U.S. Gypsum; USG Interiors; USG Interiors International, Inc.; L&W Supply; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The condensed financial statements of the Debtors are presented as follows:

                                 USG CORPORATION
                   DEBTOR-IN-POSSESSION STATEMENT OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                        THREE MONTHS
                                      ENDED MARCH 31,
                                      ---------------
                                        2005    2004
                                       ------   ----
Net sales                              $1,058   $918
Cost of products sold                     877    795
Selling and administrative expenses        76     65
Chapter 11 reorganization expenses          1      2
Interest expense                            1      1
Interest income                            (1)    --
Other income, net                          (1)    --
                                       ------   ----
Earnings before income taxes              105     55

Income taxes                               43     26
                                       ------   ----
Net earnings                               62     29
                                       ======   ====

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF         AS OF
                                                    MARCH 31,   DECEMBER 31,
                                                       2005         2004
                                                    ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                            $  462        $  516
Short-term marketable securities                        168           135
Restricted cash                                          39            38
Receivables (net of reserves - $11 and $10)             448           373
Inventories                                             283           275
Income taxes receivable                                  23            24
Deferred income taxes                                     7            25
Other current assets                                     85            45
                                                     ------        ------
Total current assets                                  1,515         1,431
Long-term marketable securities                         278           276
Property, plant and equipment (net of accumulated
   depreciation and depletion - $751 and $728)        1,607         1,604
Deferred income taxes                                   134           152
Goodwill                                                 43            43
Other assets                                            381           361
                                                     ------        ------
Total Assets                                          3,958         3,867
                                                     ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        232           237
Accrued expenses                                        174           203
Income taxes payable                                     86            58
                                                     ------        ------
Total current liabilities                               492           498
Other liabilities                                       391           391
Liabilities subject to compromise                     2,241         2,242

Stockholders' Equity:
Preferred stock                                          --            --
Common stock                                              5             5
Treasury stock                                         (256)         (256)
Capital received in excess of par value                 101           101
Accumulated other comprehensive income                   39             3
Retained earnings                                       945           883
                                                     ------        ------
Total stockholders' equity                              834           736
                                                     ------        ------
Total Liabilities and Stockholders' Equity            3,958         3,867
                                                     ======        ======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                         2005    2004
                                                        -----   -----
OPERATING ACTIVITIES:
Net earnings                                            $  62   $  29
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                26      23
   Deferred income taxes                                   14      12
(Increase) decrease in working capital:
   Receivables                                            (75)   (107)
   Income taxes receivable                                  1      (1)
   Inventories                                             (8)    (23)
   Payables                                                23      64
   Accrued expenses                                       (25)    (26)
Decrease in post-petition intercompany receivable          --      12
(Increase) decrease in other assets                        (5)      7
Increase in other liabilities                               2       1
Change in asbestos receivables                             --      10
Decrease in liabilities subject to compromise              (1)     (1)
Other, net                                                 (4)     (1)
                                                        -----   -----
Net cash provided by (used for) operating activities       10      (1)
                                                        -----   -----
INVESTING ACTIVITIES:
Capital expenditures                                      (28)    (17)
Purchases of marketable securities                       (176)   (115)
Sale or maturities of marketable securities               140      78
Net proceeds from asset dispositions                       --       1
Acquisition of business                                    --      (4)
Deposit of restricted cash                                 (1)    (12)
                                                        -----   -----
Net cash used for investing activities                    (65)    (69)
                                                        -----   -----
FINANCING ACTIVITIES:
Issuances of common stock                                   1      --
                                                        -----   -----
Net cash provided by financing activities                   1      --
                                                        -----   -----
Net decrease in cash and cash equivalents                 (54)    (70)
Cash and cash equivalents at beginning of period          516     489
                                                        -----   -----
Cash and cash equivalents at end of period                462     419
                                                        =====   =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                              --      --
Income taxes paid, net                                      1       4

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

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
Three Months Ended March 31,       Earnings    (000)     Amount
----------------------------       --------   ------   ---------
2005:
Basic earnings                        $77     43,327     $1.77
Dilutive effect of stock options                 180
                                      ---     ------     -----
Diluted earnings                       77     43,507      1.77
                                      ===     ======     =====
2004:
Basic earnings                         57     43,023      1.33
Dilutive effect of stock options                   1
                                      ---     ------     -----
Diluted earnings                       57     43,024      1.33
                                      ===     ======     =====

(4)  ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                               Three Months ended March 31
                               ---------------------------
                                       2005   2004
                                       ----   ----
Balance as of January 1                 $43    $35
Accretion expense                        --     --
Liabilities incurred                     --     --
Liabilities settled                      --     --
Foreign currency translation             --     --
                                        ---    ---
Balance as of March 31                   43     35
                                        ===    ===

(5)  MARKETABLE SECURITIES

     The Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                              As of              As of
                                         March 31, 2005    December 31, 2004
                                        ----------------   -----------------
                                        Amortized           Amortized
                                           Cost      FMV       Cost      FMV
                                        ---------   ----    ---------   ----
Asset-backed securities                    $179     $178       $174     $173
U.S. government and agency securities       146      145        121      121
Municipal securities                         30       30         36       36
Corporate securities                        131      131        112      112
Time deposits                                 4        4          8        8
                                           ----     ----       ----     ----
Total marketable securities                 490      488        451      450
                                           ====     ====       ====     ====

     Contractual maturities of marketable securities as of March 31, 2005, were as follows (dollars in millions):

                                           Fair
                              Amortized   Market
                                 Cost      Value
                              ---------   ------
Due in 1 year or less            $175      $174
Due in 1-5 years                   89        89
Due in 5-10 years                   3         3
Due after 10 years                 44        44
                                 ----      ----
                                  311       310
Asset-backed securities           179       178
                                 ----      ----
Total marketable securities       490       488
                                 ====      ====

     The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

     Investments in marketable securities that were in an unrealized loss position for less than 12 months consisted of the following (dollars in millions):

                                              As of              As of
                                         March 31, 2005    December 31, 2004
                                        ----------------   -----------------
Asset-backed securities                       $145                $149
U.S. government and agency securities          129                  83
Corporate securities                            47                  34
                                              ----                ----
Total FMV                                      321                 266
                                              ----                ----
Aggregate amount of unrealized losses            2                   1
                                              ====                ====

     The fair market value of investments that had been in a continuous unrealized loss position for a period greater than 12 months amounted to $13 million and $2 million as of March 31, 2005 and December 31, 2004, respectively. The unrealized losses for those investments were not material.

(6)  DERIVATIVE INSTRUMENTS

     The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") on the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness amounted to a pretax gain of $1.6 million in the first quarter of 2005. As of March 31, 2005, the Corporation had no foreign currency contracts.

     COMMODITY DERIVATIVE INSTRUMENTS

     The Corporation uses swap contracts to hedge most anticipated purchases of natural gas to be used in its manufacturing operations. As of March 31, 2005, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $266 million. These contracts mature by December 31, 2007. As of March 31, 2005, the fair value of these swap contracts, which remained in OCI, was a $67 million ($41 million after-tax) unrealized gain.

     Net after-tax gains or losses resulting from the termination of natural gas swap contracts are recorded to OCI and reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of March 31, 2005, $2 million ($1 million after-tax) of such gains are included in OCI.

     COUNTERPARTY RISK

     The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation does not generally obtain collateral or other security to support financial instruments subject to credit risk. However, the Corporation may be required to post collateral if aggregate payables exceed certain limits. Currently, there is no collateral requirement. The Corporation enters into master agreements which contain netting arrangements that minimize counterparty credit exposure.

(7)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following table (dollars in millions):

                                        Three Months
                                       ended March 31
                                       --------------
                                         2005   2004
                                         ----   ----
Net earnings                             $ 77   $57
                                         ----   ---
Pretax gain on derivatives                 59    13
Income tax expense                        (23)   (5)
                                         ----   ---
After-tax gain on derivative               36     8
                                         ----   ---
Foreign currency translation               (4)   (2)
                                         ----   ---
Unrealized gain (loss) on marketable
   securities                              --    --
                                         ----   ---
Total comprehensive income                109    63
                                         ====   ===

     There was no tax impact on the foreign currency translation adjustments.

     OCI  consisted of the following (dollars in millions):

                                              As of              As of
                                         March 31, 2005    December 31, 2004
                                        ----------------   -----------------
Gain on derivatives, net of tax               $42                 $ 6
Foreign currency translation                   11                  15
Minimum pension liability, net of tax          (3)                 (3)
Unrealized loss on marketable
   securities, net of tax                      (1)                 (1)
                                              ---                 ---
Total                                          49                  17
                                              ===                 ===

     During the first quarter of 2005, accumulated net after-tax gains of $2 million ($3 million pretax) on derivatives were reclassified from OCI to earnings. As of March 31, 2005, the estimated net after-tax gain expected to be reclassified within the next 12 months from OCI to earnings is $33 million.

(8)  EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs for the three months ended March 31, 2005 and 2004 are summarized in the following table (dollars in millions):

                                  Three Months ended
                                       March 31
                                  ------------------
                                     2005   2004
                                     ----   ----
PENSION:
Service cost of benefits earned      $  9   $  7
Interest cost on projected
   benefit obligation                  14     13
Expected return on plan assets        (14)   (13)
Net amortization                        5      5
                                     ----   ----
Net cost                               14     12
                                     ====   ====

POSTRETIREMENT:
Service cost of benefits earned      $  3   $  4
Interest cost on projected
   benefit obligation                   5      5
Net amortization                       (1)    --
                                     ----   ----
Net cost                                7      9
                                     ====   ====

     In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $21 million during the first quarter of 2005 and expect to contribute cash of approximately $70 million during the full year 2005 to their pension plans.

(9)  STOCK-BASED COMPENSATION

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

     As of March 31, 2005, common shares totaling 1,898,350 were reserved for future issuance in conjunction with existing stock option grants. In addition, 3,009,370 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(10) OPERATING SEGMENTS

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

                                        Net Sales      Operating Profit
                                     ---------------   ----------------
Three Months Ended March 31,          2005     2004      2005   2004
----------------------------         ------   ------     ----   ----
North American Gypsum                $  725   $  639     $107   $ 81
Worldwide Ceilings                      170      166       12     15
Building Products Distribution          456      362       26     14
Eliminations                           (178)    (147)       3     --
Corporate                                --       --      (23)   (16)
Chapter 11 reorganization expenses       --       --       (1)    (2)
                                     ------   ------     ----   ----
Total                                 1,173    1,020      124     92
                                     ======   ======     ====   ====

(11) INCOME TAXES

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to several limitations, and currently, uncertainty remains as to how to interpret numerous provisions in the Act. As a result, the Corporation is not yet able to determine whether, and to what extent, it will repatriate foreign earnings that have not yet been remitted to the United States. Based on the Corporation's analysis to date, however, it is reasonably possible that the Corporation may repatriate between zero and $50 million of unremitted foreign earnings as a result of the repatriation provision. It is not possible at this time to estimate the range of income tax effects of any such repatriation. The Corporation expects to complete its evaluation of this matter within a reasonable period of time after the current uncertainty in the law is resolved.

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

     In addition to the Personal Injury Cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex Manufacturing, LLC ("Beadex"), have been named as defendants in a small number of asbestos personal injury cases. The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants have also asserted in a court filing that the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green").

     More information regarding the Property Damage and Personal Injury Cases against U.S. Gypsum and the asbestos personal injury cases against L&W Supply, Beadex, and A.P. Green is set forth below.

     The amount of the Debtors' present and future asbestos liabilities is the subject of significant dispute in Debtors' Chapter 11 Cases. If the amount of the Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of those liabilities may be determined through litigation proceedings in the Chapter 11 Cases.

     DEVELOPMENTS IN THE REORGANIZATION PROCEEDING: The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge, who was assigned to the Debtors' Chapter 11 Cases in September 2004. Judge Conti will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald.

     The Debtors have requested the Court to conduct hearings to estimate Debtors' asbestos personal injury liability, taking into account the legal and scientific issues that govern the validity of claims. In 2002, the Debtors filed a motion requesting Judge Wolin, the district court judge then assigned to Debtors' Chapter 11 Cases, to conduct such estimation hearings. The Debtors requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. Key liability issues include: whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease; what are the characteristics and number of present and future claimants who are likely to have had any, or sufficient, exposure to the Debtors' products; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and what are the appropriate claim values to apply in the estimation process.

     The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants oppose the type of estimation hearings proposed by the Debtors. The committee and the legal representative contend that the Debtors' liability for present and future asbestos personal injury claims should be based on extrapolation from the settlement history of such claims and not on litigating liability issues in the bankruptcy proceedings. The committee and the legal representative also contend that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

     In response to the Debtors' motion seeking substantive estimation of the Debtors' asbestos personal injury liability, Judge Wolin issued a Memorandum Opinion and Order (the "Order") on February 19, 2003, setting forth a procedure for estimating the Debtors' liability for present and future asbestos personal injury claims alleging cancer. The Order provided that the Court would hold an estimation hearing regarding these cancer claims, at which time the "debtors will be permitted to present their defenses."

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

     Judge Conti has not yet made a decision as to when she will conduct a hearing to estimate Debtors' asbestos personal injury liability, which issues she will consider in estimating Debtors' liability, or whether she will address the validity and voting rights of non-malignant claims where there is no objective evidence of asbestos-related disease.

     In the third quarter of 2004, the parties, including the committees, engaged in non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. The mediation did not result in an agreement regarding the Debtors' asbestos liability or the terms of a plan of reorganization.

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

     The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also have asserted in a court filing that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green Refractories Co. ("A.P. Green"). They allege that U.S. Gypsum is liable for A.P. Green's liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They also allege that the other Debtors are liable for U.S. Gypsum's liabilities, including the alleged liabilities of A.P. Green, under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

     A.P. Green, which manufactured and sold products used in refractories, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. (this newly formed corporation is also referred to herein as "A.P. Green"). A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.) as well as its parent company, Global Industrial Technologies, Inc., and other affiliates filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos liabilities. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The draft disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings indicates that, in early 2002, there were 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate, and that A.P. Green estimates that several hundred thousand additional claims will be asserted against it and/or its affiliate. The disclosure statement also indicates that, in early 2002, A.P. Green had approximately $492 million in unpaid pre-petition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims.

     The Corporation does not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases might address any liability based on sales of asbestos-containing products by A.P. Green. The Corporation also does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. If U.S. Gypsum is determined to be liable for the sale of asbestos-containing products by A.P. Green or its affiliates, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities. Such a result could materially and adversely affect the recovery of other Debtors' pre-petition creditors and the Corporation's stockholders, depending upon, among other things, the amount of A.P. Green's alleged asbestos liabilities and whether the other Debtors are determined to be liable for U.S. Gypsum's liabilities, including A.P. Green liabilities.

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

     Most of the asbestos property damage claims filed do not provide evidence that the Debtors' products were ever installed in any of the buildings at issue. Certain of the proof of claim forms purport to file claims on behalf of two classes of claimants that were the subject of pre-petition class actions. One of these claim forms was filed on behalf of a class of colleges and universities that was certified for certain purposes in a pre-petition lawsuit filed in federal court in South Carolina. However, many of the putative members of this class also filed individual claim forms. Four of the claim forms were filed by a claimant allegedly on behalf of putative members of certified and uncertified classes in connection with a pre-petition lawsuit pending in South Carolina state court.

     The Debtors believe that they have substantial defenses to many of the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any injury or damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. Beginning in late 2004, the Debtors began filing objections to asbestos property damage claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. To date, in response to these objections, the Court has disallowed approximately 395 asbestos property damage claims for failure to provide sufficient product identification evidence. Debtors expect to file additional objections to claims that have not provided product identification evidence and also expect to file objections to asbestos property damage claims on additional grounds, including, without limitation, that the claims are barred by the applicable statutes of limitations. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

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

     In 2000 and years prior, U.S. Gypsum and other Center members negotiated a number of settlements with plaintiffs' law firms that included agreements to resolve over time the firms' pending Personal Injury Cases as well as certain future claims (the "Long-Term Settlements"). With regard to future claims, these Long-Term Settlements typically provided that the plaintiffs' firms would recommend to their future clients that they defer filing, or accept nominal payments on, personal injury claims that do not meet established disease criteria and, with regard to those claims meeting established disease criteria, that the future clients agree to settle those claims for specified amounts. These Long-Term Settlements typically resolved claims for amounts consistent with historical per-claim settlement costs paid to the plaintiffs' firms involved. As a result of the Filing, cash payments by U.S. Gypsum under these Long-Term Settlements have ceased, and U.S. Gypsum expects that its obligations under these settlements will be determined in the bankruptcy proceedings and plan of reorganization.

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

     INSURANCE COVERAGE: As of March 31, 2005, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum.

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

     Because of the uncertainties associated with estimating the Debtors' asbestos liability at this stage of the proceedings, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of March 31, 2005, was $1,061 million.

     Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted. On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by three Democratic Senators and four Republican Senators. The FAIR Bill has not been approved by the Senate Committee on the Judiciary or the full Senate, has not been considered by the House of Representatives, and is not law.

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

     It is expected that the Center bond litigation will be addressed by either Judge Fitzgerald or Judge Conti, who was appointed to replace Judge Wolin.

     CONCLUSION: There are many uncertainties associated with the resolution of the asbestos liability in the bankruptcy proceeding. The Corporation will continue to review its asbestos liability as the Chapter 11 Cases progress and as issues relating to the estimation of the Debtors' asbestos liabilities are addressed. If, after any such review, the Debtors' estimate of the probable liability for present and future asbestos claims is different from the existing reserve, the reserve will be adjusted, and such adjustment could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

     In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more that 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each names from 178 to 195 defendants. U.S. Gypsum believes that the claims against it in these lawsuits are stayed as a result of the Filing. The Corporation does not have sufficient information to estimate the likely cost of resolving these claims. However, the Corporation believes that it has significant defenses to these claims if they are allowed to proceed. The Corporation has provided notice of these recent complaints to its insurance carriers.

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

The Corporation had $1,199 million of cash, cash equivalents, restricted cash and marketable securities as of March 31, 2005, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses, throughout the chapter 11 proceedings.

The Corporation's net sales for the first quarter of 2005 were a record level for any first quarter in its history and represented a 15% increase from the same period in 2004. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was strong in the first quarter of 2005 due to continued growth in the new housing and repair and remodel markets. Shipments of gypsum wallboard remained at historically high levels for the Corporation and the industry in the first quarter of 2005 and are expected to be strong for the remainder of the year. United States Gypsum Company ("U.S. Gypsum") shipped more wallboard in March than in any other month in that company's history. The favorable level of activity in the aforementioned markets and industry capacity utilization rates in excess of 90% have resulted in the continuing rise in market selling prices for gypsum wallboard. The nationwide average realized selling price for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard was up 21% from the first quarter of 2004. The Corporation's Worldwide Ceilings operating segment reported a modest increase in net sales for the first quarter of 2005. However, operating profit for that segment fell primarily due to higher manufacturing costs.

The Corporation's gross margin percentage (gross profit as a percent of net sales) was 18.2% in the first quarter of 2005, up from 16.8% in the first quarter of 2004. This improvement was primarily the result of higher selling prices for SHEETROCK(R) brand gypsum wallboard. However, profit margins have been pressured by high levels of costs related to the prices of natural gas (a major source of energy for the Corporation) and raw materials, employee medical insurance and the implementation of a new enterprise-wide software system.

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

A key factor in determining whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan of reorganization to address the Debtors' liability for present and future asbestos claims. The amount of the Debtors' asbestos liabilities has not yet been determined and is subject to substantial uncertainty.

The Corporation's Annual Report on Form 10-K, filed on February 18, 2005, discusses the background and impact of the Filing, developments in the reorganization proceeding, proceedings relating to estimation of Debtors' liability for asbestos personal injury claims, and potential federal legislation regarding asbestos personal injury claims. Since the filing of the Form 10-K, there have been additional developments in the Debtors' Chapter 11 proceedings. On April 21, 2005, the United States Trustee appointed an Official Committee of the Equity Security Holders of the Corporation. This committee, along with the three official committees representing various creditors of the Debtors, are expected to play significant roles in the Chapter 11 Cases.

During the first quarter of 2005, there have also been developments regarding potential federal legislation. See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below. See also, Item 1, Note 2, Voluntary Reorganization Under Chapter 11, and Note 12, Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceedings, and estimated cost.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by three Democratic Senators and four Republican Senators. The FAIR Bill has been referred to the Senate Committee on the Judiciary. The FAIR Bill has not been approved by the Senate Committee on the Judiciary or the full Senate, has not been considered by the House of Representatives, and is not law.

The FAIR Bill introduced in the Senate is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Bill as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the FAIR Bill, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Bill, notwithstanding the fact that the companies are still in chapter 11 proceedings. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, even if enacted, what the terms of the final legislation might be. Previously, in April 2004, a similar, but not identical, bill (the "Fairness in Asbestos Injury Resolution Act of 2004") was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Even if the FAIR Bill is enacted, the terms of the enacted legislation may differ from those of the FAIR Bill as introduced, and those differences may be material to the FAIR Bill's impact on the Corporation.

Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

ESTIMATED COST OF ASBESTOS LIABILITY

Prior to the Filing, in the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing to $1,185 million its total accrued reserve for resolving in the tort system the asbestos claims pending as of December 31, 2000, and expected to be filed through 2003. At that time, the estimated range of U.S. Gypsum's probable liability for such claims was between $889 million and $1,281 million, including defense costs. These amounts are stated before tax benefit and are not discounted to present value. As of March 31, 2005, the Corporation's accrued reserve for asbestos claims totaled $1,061 million.

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

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Virtually all of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Item 1, Note 2, Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the first quarter of 2005 totaled $1,173 million, a record for any first quarter in the Corporation's history and a 15% increase from $1,020 million in the first quarter of 2004. Net sales increased largely due to higher selling prices for SHEETROCK(R) brand gypsum wallboard and other related products. See Core Business Results of Operations below for an explanation of product line results by segment.

COST OF PRODUCTS SOLD

Cost of products sold in the first quarter of 2005 was $959 million, up 13% from $849 million a year ago. Key factors for this variation were higher costs related to the prices of natural gas and raw materials, employee medical insurance and the implementation of a new enterprise-wide software system.

GROSS PROFIT

Gross profit in the first quarter of 2005 was $214 million, a 25% increase from $171 million in the first quarter of 2004. The gross margin percentage was 18.2% in the first quarter of 2005, up from 16.8% in the first quarter of 2004.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the first quarter of 2005 were $89 million, up 16% from $77 million in the first quarter of 2004. Expenses were up in the 2005 period primarily due to an increased accrual related to the Bankruptcy Court-approved key employee retention plan, increased levels of compensation and benefits and higher funding for growth initiatives. As a percent of net sales, selling and administrative expenses were 7.6% in the first quarter of 2005, up from 7.5% in the comparable 2004 period.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with the Filing, the Corporation recorded chapter 11 reorganization expenses of $1 million in the first quarter of 2005, down from $2 million in the first quarter of 2004. For the first quarter of 2005 and 2004 respectively, these expenses consisted of legal and financial advisory fees of $6 million and $4 million, partially offset by bankruptcy-related interest income of $5 million and $2 million, respectively.

INTEREST EXPENSE

Interest expense of $1 million was incurred in the first quarter of 2005 and 2004. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date.

Contractual interest expense not accrued or recorded on pre-petition debt totaled $19 million in the first quarter of 2005. From the Petition Date through March 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $276 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $6 million in the first quarter of 2005 and $40 million from the Petition Date through March 31, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

On April 11, 2005, the Unsecured Creditors Committee filed a motion with the bankruptcy court requesting that the Debtors make interest payments to all non-asbestos unsecured creditors for interest accrued from January 1, 2005, on liquidated, undisputed pre-petition claims (including accrued unpaid interest through December 31, 2004). If approved, this would require the Debtors to make interest payments of approximately $84 million on an annual basis.

INTEREST INCOME

Non-bankruptcy related interest income of $2 million and $1 million was recorded in the first quarter of 2005 and 2004, respectively.

INCOME TAXES

Income tax expense amounted to $48 million and $33 million in the first quarter of 2005 and 2004, respectively. The effective tax rates were 38.8% and 36.6% for the respective periods. The increase in the effective tax rate was primarily due to a reduction in the Corporation's tax reserves in the first quarter of 2004 resulting from the impact of finalized IRS regulations on the Chapter 11 reorganization expenses incurred by the Corporation and a lower level of projected permanent book-tax differences in 2005, including the U.S. federal tax deduction for qualified production activities.

NET EARNINGS

Net earnings in the first quarter of 2005 were $77 million, up $20 million, or 35%, from $57 million in the first quarter of 2004. Diluted earnings per share were $1.77 and $1.33 for the respective periods.

CORE BUSINESS RESULTS OF OPERATIONS

                                        Net Sales      Operating Profit
(dollars in millions)                ---------------   ----------------
Three Months Ended March 31,          2005     2004    2005     2004
----------------------------         ------   ------   ----     ----
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $  654   $  574   $ 93     $ 61
CGC Inc. (gypsum)                        75       73     12       13
Other subsidiaries*                      40       36      2        7
Eliminations                            (44)     (44)    --       --
                                     ------   ------   ----     ----
Total                                   725      639    107       81
                                     ------   ------   ----     ----
WORLDWIDE CEILINGS:
USG Interiors, Inc.                     117      120      6       12
USG International                        51       46      3        1
CGC Inc. (ceilings)                      13       13      3        2
Eliminations                            (11)     (13)    --       --
                                     ------   ------   ----     ----
Total                                   170      166     12       15
                                     ------   ------   ----     ----
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  456      362     26       14
                                     ------   ------   ----     ----
Corporate                                --       --    (23)     (16)
Chapter 11 reorganization expenses       --       --     (1)      (2)
Eliminations                           (178)    (147)     3       --
                                     ------   ------   ----     ----
Total USG Corporation                 1,173    1,020    124       92
                                     ======   ======   ====     ====

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $725 million increased 13% from the first quarter of 2004, while operating profit increased 32% to $107 million.

United States Gypsum Company: Net sales for U.S. Gypsum increased $80 million, or 14%, compared with the first quarter of 2004, while operating profit rose $32 million, or 52%. These increases primarily reflected higher selling prices for SHEETROCK(R) brand gypsum wallboard.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $133.73 per thousand square feet in the first quarter of 2005. This price represented a 21% increase from $110.33 in the first quarter of 2004. However, the benefit of improved pricing was partially offset by higher costs, including higher energy and raw material prices.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.7 billion square feet during the first quarters of 2005 and 2004. Wallboard plants operated at 91% of capacity in the first quarter of 2005 compared with 93% in the first quarter of 2004. Industry shipments of gypsum wallboard were up approximately 2% from the first quarter of 2004.

Shipments of DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels were the highest for any first quarter in U.S. Gypsum's history.

CGC Inc.: Net sales for the gypsum business of Canada-based CGC Inc. increased 3% versus the first quarter of 2004 primarily due to the favorable effects of currency translation and higher selling prices for SHEETROCK(R) brand gypsum wallboard. However, operating profit declined slightly to $12 million from $13 million largely as a result of higher manufacturing costs.

WORLDWIDE CEILINGS

Net sales of $170 million increased 2%, while operating profit of $12 million declined 20% from the first quarter of 2004.

USG Interiors, Inc.: The Corporation's domestic ceilings business, USG Interiors, Inc. reported first quarter 2005 net sales and operating profit of $117 million and $6 million, respectively. This compared with net sales of $120 million and operating profit of $12 million in the first quarter of 2004.

The decline in net sales was largely due to lower shipments of ceiling grid and tile. In last year's first quarter, market concerns over a shortage of steel used to make grid and related increases in steel costs contributed to unusually strong demand for grid products. Grid demand in the first quarter of 2005 was more in line with overall industry opportunity.

Higher manufacturing costs, primarily related to energy and raw materials, for both ceiling grid and tile also contributed to lower operating profit in the first quarter of 2005. These cost pressures during the period were partially offset by higher pricing for both ceiling tile and grid.

USG International: Net sales for USG International increased 11% compared with the first quarter of 2004, while operating profit rose to $3 million from $1 million. These improvements primarily reflected increased demand for ceiling systems and gypsum-related products in Europe and Latin America.

CGC Inc.: The ceilings business of CGC Inc. reported $13 million in net sales, which was unchanged from the first quarter of 2004, while operating profit rose to $3 million from $2 million.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, reported net sales of $456 million, a first quarter record and a 26% increase versus the first quarter of 2004. Operating profit for the company rose to $26 million from $14 million. These increases reflect record first quarter shipments of gypsum wallboard and complementary building products. Complementary building products include such products as drywall metal, ceiling products, joint compound and roofing. Shipments of L&W Supply's gypsum wallboard were up 7% versus the first quarter of 2004. These results also benefited from improved selling prices for gypsum wallboard, which increased 19%.

L&W Supply operated 185 locations in the United States as of March 31, 2005, compared with 184 locations as of March 31, 2004.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
8.8 billion square feet in the first quarter of 2005, a 2% increase from 8.6 billion square feet in the first quarter of 2004. The robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and utilization rates in excess of 90% for the industry, have resulted in a rise of market selling prices for gypsum wallboard.

The outlook for the remainder of 2005 is positive. The strong new housing and residential repair and remodel markets are expected to keep demand for the Corporation's gypsum wallboard products high. However, rising interest rates and tightening lending standards may bring demand levels down slightly from last year's level. The commercial construction market (the principal market for the Corporation's ceilings products), while still soft, is showing some signs of improvement. These factors, combined with the Corporation's continued focus on margin improvement and select growth opportunities, should produce strong results in 2005. U.S. Gypsum continues to make investments to meet its customers' needs, satisfy the growing demand for SHEETROCK(R) brand gypsum wallboard and improve its cost position. The recently announced state-of-the-art modernization of its Norfolk, Virginia, gypsum wallboard facility will increase capacity, reduce production costs and improve service to customers in the Mid-Atlantic market. However, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials and increased costs for employee benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2005, the Corporation had $1,199 million of cash, cash equivalents, restricted cash and marketable securities. This amount was down $50 million, or 4%, from $1,249 million as of December 31, 2004, primarily due to payments of customer rebates, employee incentive compensation and other seasonal working capital needs in the first quarter. Of the total amount of $1,199 million as of March 31, 2005, $252 million was held by non-Debtor subsidiaries. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $19 million in the first quarter of 2005 and $276 million since the Petition Date. See Interest Expense, above, for a full discussion of contractual interest not accrued or recorded.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents decreased $87 million during the first quarter of 2005. The primary source of cash in the first quarter of 2005 was earnings from operations. Primary uses of cash were: (i) working capital of $126 million (primarily increases in receivables and inventory costs, the aforementioned payments of customer rebates and employee incentive compensation, and other seasonal needs), (ii) net purchases of marketable securities of $40 million, (iii) capital spending of $33 million and (iv) pension funding of $21 million.

Comparing the first quarter of 2005 with the first quarter of 2004, net cash used for operating activities was $14 million in the 2005 period compared with $3 million a year ago. This variation was primarily attributable to higher levels of pension funding and seasonal working capital needs, partially offset by increased net earnings. Net cash used for investing activities increased to $72 million from $67 million primarily reflecting increases in capital spending and net purchases of marketable securities, partially offset by restricted cash deposits in the first quarter of 2004. Net cash of $1 million provided by financing activities during the first quarter of 2005 reflected the exercise of stock options.

CAPITAL EXPENDITURES

Capital spending amounted to $33 million in the first quarter of 2005, compared with $20 million in the corresponding 2004 period. As of March 31, 2005, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $268 million, compared with $283 million as of December 31, 2004.

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

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of March 31, 2005, amounted to $1,325 million, and the ratio of current assets to current liabilities was 3.38-to-1. As of December 31, 2004, working capital amounted to $1,220 million, and the ratio of current assets to current liabilities was 3.14-to-1.

Receivables increased to $523 million as of March 31, 2005, from $413 million as of December 31, 2004, primarily reflecting first quarter payments of customer rebates and a 14% increase in net sales for the month of March 2005 as compared with December 2004. Inventories increased to $346 million from $338. Accounts payable decreased to $268 million from $270 million. Accrued expenses declined to $194 million from $224 million as of December 31, 2004, primarily due to the payment of employee incentive compensation during the first quarter.

MARKETABLE SECURITIES

As of March 31, 2005, $488 million was invested in marketable securities, up $38 million from $450 million as of December 31, 2004. Of the first quarter 2005 amount, $310 million was invested in long-term marketable securities and $178 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

RESTRICTED CASH AND LETTERS OF CREDIT

As of March 31, 2005, a total of $42 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

As of March 31, 2005, the Corporation had a $100 million credit agreement, which was to expire April 30, 2006, with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. As of March 31, 2005, $36 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

In March 2005, the Corporation asked the Bankruptcy court to approve amendments to the LaSalle Facility to extend the term of the facility until April 30, 2008, and to increase the credit line to $175 million. In the same motion, the Corporation asked for permission to replace certain standby letters of credit, which had been issued under a pre-petition credit facility but were expiring in the near future due to that credit facility's expiration, with new ones issued under the LaSalle Facility. The Bankruptcy court approved the Corporation's requests on April 15, 2005. The amendments were thereafter made effective as of April 29, 2005.

DEBT

As of March 31, 2005, total debt amounted to $1,006 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2004, levels and do not include any accruals for post-petition contractual interest expense.

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

See Item 1, Note 12, Litigation, for additional information on (i) the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost, (ii) silica litigation and (iii) environmental litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2004 Annual Report on Form 10-K, which was filed on February 18, 2005, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first three months of 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Filing and the conduct, outcome and costs of the Chapter 11 Cases, as well as the ultimate costs associated with the Corporation's asbestos litigation, including the possible impact of any asbestos-related legislation, may differ from management's expectations. Actual business, market or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition and competition for procurement of synthetic gypsum; shortages in raw materials and energy; increases in raw material, energy and employee benefit costs; loss of one or more significant customers; and the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets. The Corporation assumes no obligation to update any forward-looking information contained in this report.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of March 31, 2005 and the related consolidated statements of earnings and cash flows for each of the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 (not presented herein); and in our report dated February 8, 2005 we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning (i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern; (ii) changes in methods of accounting for asset retirement obligations and goodwill and other intangible assets due to the Corporation's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2003, and SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002; In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 26, 2005

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 12, Litigation, for information concerning the asbestos and related bankruptcy litigation, silica litigation and environmental litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                (c) Total Number of     (c) Maximum Number (or
                                                                 Shares (or Units)     Approximate Dollar Value)
                     (a) Total Number of   (b) Average Price   Purchased as Part of      of Shares (or Units)
 2005               of Shares (or Units)     Paid per Share     Publicly Announced     that May Yet Be Purchased
Period                    Purchased            (or Unit)         Plans or Programs    Under the Plans or Programs
------              --------------------   -----------------   --------------------   ---------------------------
January                      --                    --                   --                         --
February                     --                    --                   --                         --
March                        --                    --                   --                         --
                            ---                   ---                  ---                        ---
Total 1st Quarter            --                    --                   --                         --
                            ===                   ===                  ===                        ===

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

ITEM 5. OTHER INFORMATION

As of March 31, 2005, the Corporation had a $100 million credit agreement, which was to expire April 30, 2006, with LaSalle Bank N.A. (the "LaSalle Facility") to be used exclusively to support the issuance of letters of credit needed to support business operations. In March 2005, the Corporation asked the Bankruptcy court to approve amendments to the LaSalle Facility to extend the term of the facility until April 30, 2008, and to increase the credit line to $175 million. In the same motion, the Corporation asked for permission to replace certain standby letters of credit, which had been issued under a pre-petition credit facility but were expiring in the near future due to that credit facility's expiration, with new ones issued under the LaSalle Facility. The Bankruptcy court approved the Corporation's requests on April 15, 2005. The LaSalle Facility amendments, titled First Amendment to Master Letter of Credit Agreement and First Amendment to Pledge Agreement, dated April 29, 2005, are filed with this Form 10-Q as Exhibit 10.

ITEM 6. EXHIBITS

10. First Amendment to Master Letter of Credit Agreement and First Amendment to Pledge Agreement.

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

                                        USG CORPORATION


                                        By /s/ William C. Foote
                                           -------------------------------------
                                           William C. Foote,
                                           Chairman, Chief Executive Officer
                                           and President


                                        By /s/ Richard H. Fleming
                                           -------------------------------------
                                           Richard H. Fleming,
                                           Executive Vice President and
                                           Chief Financial Officer


                                        By /s/ D. Rick Lowes
                                           -------------------------------------
                                           D. Rick Lowes,
                                           Vice President and Controller

May 3, 2005