Form 10-Q
period 2005-06-30
USG CORP
filed 2005-08-02
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2005

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 2005, was 43,535,144.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           -----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

    Consolidated Statements of Earnings:
          Three Months and Six Months
             Ended June 30, 2005 and 2004                                    3

    Consolidated Balance Sheets:
          As of June 30, 2005 and December 31, 2004                          4

    Consolidated Statements of Cash Flows:
          Six Months Ended June 30, 2005 and 2004                            5

    Notes to Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition                             41

Item 4. Controls and Procedures                                             56

Report of Independent Registered Public Accounting Firm                     57

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                   59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         59

Item 4. Submission of Matters to a Vote of Security Holders                 60

Item 5. Other Information                                                   61

Item 6. Exhibits                                                            61

Signatures                                                                  62

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS                     SIX MONTHS
                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------
Net sales                             $      1,287    $      1,145    $      2,460    $      2,165
Cost of products sold                        1,020             929           1,979           1,778
                                      ------------    ------------    ------------    ------------
Gross profit                                   267             216             481             387
Selling and administrative expenses             87              79             176             156
Chapter 11 reorganization expenses              (1)              4               -               6
                                      ------------    ------------    ------------    ------------
Operating profit                               181             133             305             225
Interest expense                                 2               1               3               2
Interest income                                 (2)             (1)             (4)             (2)
Other expense, net                               1               1               1               3
                                      ------------    ------------    ------------    ------------
Earnings before income taxes                   180             132             305             222
Income taxes                                    70              52             118              85
                                      ------------    ------------    ------------    ------------
Net earnings                                   110              80             187             137
                                      ============    ============    ============    ============

Basic earnings per common share               2.55            1.86            4.32            3.18
Diluted earnings per common share             2.53            1.86            4.30            3.18

Average common shares                   43,484,405      43,017,068      43,374,104      43,020,344
Average diluted common shares           43,774,634      43,017,971      43,615,954      43,021,448

          See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                      AS OF        AS OF
                                                     JUNE 30,   DECEMBER 31,
                                                      2005         2004
                                                    ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $     682    $     756
Short-term marketable securities                          200          138
Restricted cash                                            71           43
receivables (net of reserves - $14 and $ 14)              513          413
Inventories                                               338          338
Income taxes receivable                                    34           24
Deferred income taxes                                      14           25
Other current assets                                       85           53
                                                    ---------    ---------
Total current assets                                    1,937        1,790

Long-term marketable securities                           333          312
Property, plant and equipment (net of accumulated
  depreciation and depletion - $927 and $ 878)          1,869        1,853
Deferred income taxes                                     239          152
Goodwill                                                   64           43
Other assets                                              169          128
                                                    ---------    ---------
Total assets                                            4,611        4,278
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                          278          270
Accrued expenses                                          218          224
Current portion of long-term debt                           1            1
Income taxes payable                                      176           75
                                                    ---------    ---------
Total current liabilities                                 673          570

Deferred income taxes                                      26           25
Other liabilities                                         438          417
Liabilities subject to compromise                       2,242        2,242
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                             -            -
Common stock                                                5            5
Treasury stock                                           (253)        (256)
Capital received in excess of par value                   420          417
Accumulated other comprehensive income                     32           17
Retained earnings                                       1,028          841
                                                    ---------    ---------
Total stockholders' equity                              1,232        1,024
                                                    ---------    ---------
Total liabilities and stockholders' equity              4,611        4,278
                                                    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                       ----------------------
                                                         2005          2004
                                                       --------      --------
OPERATING ACTIVITIES:
Net earnings                                           $    187      $    137
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                  60            55
   Deferred income taxes                                    (89)           25
   (Gain) loss on asset dispositions                          -            (1)
(Increase) decrease in working capital:
   Receivables                                              (90)         (167)
   Income taxes receivable                                  (10)            2
   Inventories                                                4           (77)
   Payables                                                 104            94
   Accrued expenses                                          (3)           (3)
Increase in other assets                                    (23)           (6)
Increase in other liabilities                                 9            12
Change in asbestos receivable                                 -            11
Decrease in liabilities subject to compromise                 -            (3)
Other, net                                                   (8)           (5)
                                                       --------      --------
Net cash provided by operating activities                   141            74
                                                       --------      --------
INVESTING ACTIVITIES:
Capital expenditures                                        (76)          (47)
Purchases of marketable securities                         (388)         (171)
Sales or maturities of marketable securities                303           135
Net proceeds from asset dispositions                          -             6
Acquisitions of businesses                                  (29)           (4)
Deposit of restricted cash                                  (28)          (26)
                                                       --------      --------
Net cash used for investing activities                     (218)         (107)
                                                       --------      --------
FINANCING ACTIVITIES:
Issuances of common stock                                     6             -
                                                       --------      --------
Net cash provided by financing activities                     6             -
                                                       --------      --------
Effect of exchange rate changes on cash                      (3)           (3)

Net decrease in cash and cash equivalents                   (74)          (36)
Cash and cash equivalents at beginning of period            756           700
                                                       --------      --------
Cash and cash equivalents at end of period                  682           664
                                                       ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 1             1
Income taxes paid, net                                      115            32

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

      The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries. The following subsidiaries filed chapter 11 petitions: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

      The background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost are discussed in Note 13, Litigation.

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

      The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge. Judge Conti will hear matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters will be heard by Judge Fitzgerald. Four official committees have been appointed in the Chapter 11 Cases. One appointed committee represents asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants"), another represents asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants"), a third represents unsecured creditors (the "Official Committee of Unsecured Creditors"), and the fourth represents the Corporation's shareholders (the "Official Committee of Equity Security Holders"). In addition, the Bankruptcy Court appointed Dean M. Trafelet as the legal representative for future asbestos claimants. Mr. Trafelet was formerly a judge of the Circuit Court of Cook County, Illinois. The appointed committees, together with Mr. Trafelet, will play significant roles in the Chapter 11 Cases and resolution of the terms of any plan of reorganization.

      The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization. This exclusive period extended to June 30, 2005, and the Debtors have filed a motion to further extend the exclusive period to December 31, 2005. This motion is scheduled to be addressed by the Bankruptcy Court on August 29, 2005, and, by operation of the bankruptcy rules, the exclusive period is extended at least until the Bankruptcy Court rules on the extension request. The Debtors may seek additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

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

      A key factor in determining whether or to what extent there will be any recovery for pre-petition creditors or stockholders under any plan of reorganization is the amount that must be provided in the plan of reorganization to address the Debtors' liability for present and future asbestos claims. The amount of Debtors' asbestos liabilities has not yet been determined and is subject to substantial dispute and uncertainty. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. If the amount of Debtors' asbestos liabilities is not resolved through negotiation in the Chapter 11 Cases or addressed by federal legislation, the amount of these liabilities may be determined through litigation proceedings before Judge Conti. See

      Note 13, Litigation, for additional information regarding Debtors' asbestos liabilities and their estimated cost.

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

      In connection with the Filing, the Corporation implemented a Bankruptcy Court-approved key employee retention plan that commenced on July 1, 2001, and continued until June 30, 2004. Effective July 1, 2004, the key employee retention plan, in an amended form, was extended until December 31, 2005. Under the amended plan, participants continue to earn awards semiannually. The amendments introduced a performance feature for the last two (of four) payments to be made under the extended plan which could increase the final two payments up to a maximum of 25% above par or eliminate them altogether.

      Expenses associated with this plan amounted to $5.0 million and $10.4 million in the second quarter and first six months of 2005, respectively. For the comparable 2004 periods, expenses totaled $2.6 million and $5.3 million. Expenses were lower in 2004 primarily due to accruals in 2003 and 2002 of amounts that were paid in 2004.

      POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

      On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by fourteen Republican Senators and three Democratic Senators. The FAIR Bill was referred to the Senate Committee on the Judiciary and was approved by the Committee on May 27, 2005, with thirteen senators voting in favor of the bill and five voting against it. However, several senators on the Committee who voted in favor of the bill have stated that additional changes must be made to the FAIR Bill in order for them to vote in favor of passage of the bill by the full Senate. The FAIR bill has not been approved by the full Senate, has not been considered by the House of Representatives, and is not law.

      The FAIR Bill approved by the Senate Judiciary Committee is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Bill as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

      In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. In addition to the annual payments required under the allocation methodology, defendant participants may be subject to surcharges under certain circumstances, including but not limited to a failure of the scheduled contributions to meet the defendant participants' guaranteed annual funding requirements under the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the FAIR Bill, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Bill, notwithstanding the fact that the companies are still in chapter 11 proceedings. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

      The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, if enacted, what the terms of the final legislation might be.

      Previously, in April 2004, a similar, but not identical, bill (the "Fairness in Asbestos Injury Resolution Act of 2004") was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Even if the FAIR Bill is enacted, the terms of the enacted legislation may differ from those of the FAIR Bill as approved by the Judiciary Committee, and those differences may be material to the FAIR Bill's impact on the Corporation.

      Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

      During the legislative process, proceedings in the Chapter 11 Cases will continue. See Consequences of the Filing, above, and Note 13, Litigation.

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

      Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 471 claims totaling $232.4 million as amended or superceded; allowed the reduction of 830 claims by a total of $20.9 million; and allowed the correction of the Debtors on 1,525 claims and the reclassification of 290 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims. In addition to the general unsecured claims described in this paragraph, approximately 1,400 asbestos property damage claims were filed as of the bar date. To date, the court has disallowed approximately 400 asbestos property damage claims alleging more than $300 million in damages. The asbestos property damage claims are described in Note 13, Litigation, Developments in the Reorganization Proceeding.

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

      The Debtors expect to address claims for general unsecured creditors through liquidation, estimation or disallowance of the claims. In connection with this process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors. Proofs of claim alleging asbestos property damage claims are discussed in Note 13, Litigation, under Developments in the Reorganization Proceeding.

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

      Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consisted of the following items (dollars in millions):

                                                   As of           As of
                                                  June 30,     December 31,
                                                    2005           2004
                                                 ---------     ------------
Asbestos reserve                                 $   1,061      $   1,061
Debt                                                 1,005          1,005
Accounts payable                                       169            169
Accrued expenses                                        37             37
Other long-term liabilities                             13             13
                                                 ---------      ---------
Subtotal                                             2,285          2,285
Elimination of intercompany accounts payable           (43)           (43)
                                                 ---------      ---------
Total liabilities subject to compromise              2,242          2,242
                                                 =========      =========

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

      As of June 30, 2005, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $295 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

      As of June 30, 2005, U.S. Gypsum, L&W Supply, and USG Interiors had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $481 million, $221 million, and $8 million respectively.

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

      CHAPTER 11 REORGANIZATION EXPENSES

      Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                                  Three Months                Six Months
                                                 ended June 30,              ended June 30,
                                             ----------------------      ----------------------
                                               2005          2004          2005          2004
                                             --------      --------      --------      --------
Legal and financial advisory fees            $      6      $      6      $     12      $     10
Bankruptcy-related interest income                 (7)           (2)          (12)           (4)
                                             --------      --------      --------      --------
Total chapter 11 reorganization expenses           (1)            4             -             6
                                             ========      ========      ========      ========

      INTEREST EXPENSE

      Contractual interest expense not accrued or recorded on pre-petition debt totaled $20 million and $39 million in the second quarter and first six months of 2005, respectively. From the Petition Date through June 30, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $296 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $6 million and $12 million in the second quarter and first six months of 2005, respectively, and $46 million from the Petition Date through June 30, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

      On April 11, 2005, the Unsecured Creditors Committee filed a motion with the bankruptcy court requesting that the Debtors make interest payments to all non-asbestos unsecured creditors for interest accrued from January 1, 2005, on liquidated, undisputed pre-petition claims (including accrued unpaid interest through December 31, 2004). Upon approval, this motion would have required the Debtors to make interest payments of approximately $84 million on an annual basis. However, on May 20, 2005, the bankruptcy court denied this motion.

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

                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                               THREE MONTHS                  SIX MONTHS
                                              ENDED JUNE 30,               ENDED JUNE 30,
                                        ------------------------      ------------------------
                                           2005           2004           2005           2004
                                        ---------      ---------      ---------      ---------
Net sales                               $   1,160      $   1,035      $   2,218      $   1,953
Cost of products sold                         933            853          1,810          1,648
Selling and administrative expenses            74             67            150            132
Chapter 11 reorganization expenses             (1)             4              -              6
Interest expense                                1              1              2              2
Interest income                                (1)            (1)            (2)            (1)
Other (income) expense, net                     -              -             (1)             -
                                        ---------      ---------      ---------      ---------
Earnings before income taxes                  154            111            259            166
Income taxes                                   64             47            107             73
                                        ---------      ---------      ---------      ---------
Net earnings                                   90             64            152             93
                                        =========      =========      =========      =========

                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF           AS OF
                                                       JUNE 30,      DECEMBER 31,
                                                         2005            2004
                                                      ----------      ----------
ASSETS
Current Assets:
Cash and cash equivalents                             $      470      $      516
Short-term marketable securities                             170             135
Restricted cash                                               68              38
Receivables (net of reserves - $10 and $10)                  443             373
Inventories                                                  284             275
Income taxes receivable                                       34              24
Deferred income taxes                                         14              25
Other current assets                                          74              45
                                                      ----------      ----------
Total current assets                                       1,557           1,431
Long-term marketable securities                              300             276
Property, plant and equipment (net of accumulated
depreciation and depletion - $774 and $728)                1,619           1,604
Deferred income taxes                                        239             152
Goodwill                                                      64              43
Other assets                                                 396             361
                                                      ----------      ----------
Total Assets                                               4,175           3,867
                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' Equity
Current Liabilities:
Accounts payable                                             241             237
Accrued expenses                                             196             203
Income taxes payable                                         170              58
                                                      ----------      ----------
Total current liabilities                                    607             498
Other liabilities                                            411             391
Liabilities subject to compromise                          2,242           2,242

Stockholders' Equity:
Preferred stock                                                -               -
Common stock                                                   5               5
Treasury stock                                              (253)           (256)
Capital received in excess of par value                      103             101
Accumulated other comprehensive income                        25               3
Retained earnings                                          1,035             883
                                                      ----------      ----------
Total stockholders' equity                                   915             736
                                                      ----------      ----------
Total Liabilities and Stockholders' Equity                 4,175           3,867
                                                      ==========      ==========

                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
OPERATING ACTIVITIES:
Net earnings                                           $     152      $      93
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                   52             46
   Deferred income taxes                                     (89)            24
   (Gain) loss on asset dispositions                           -             (1)
(Increase) decrease in working capital:
Receivables                                                  (61)          (146)
Income taxes receivable                                      (10)             1
Inventories                                                   (5)           (77)
Payables                                                     110             95
Accrued expenses                                              (4)            (2)
Decrease in intercompany receivable                            5             18
Increase in other assets                                     (20)            (9)
Increase in other liabilities                                  8             12
Change in asbestos receivables                                 -             11
Decrease in liabilities subject to compromise                  -             (3)
Other, net                                                    (6)            (8)
                                                       ---------      ---------
Net cash provided by operating activities                    132             54
                                                       ---------      ---------
INVESTING ACTIVITIES:
Capital expenditures                                         (65)           (41)
Purchases of marketable securities                          (356)          (171)
Sale or maturities of marketable securities                  296            135
Net proceeds from asset dispositions                           -              1
Acquisitions of businesses                                   (29)            (4)
Deposit of restricted cash                                   (30)           (19)
                                                       ---------      ---------
Net cash used for investing activities                      (184)           (99)
                                                       ---------      ---------
FINANCING ACTIVITIES:
Issuances of common stock                                      6              -
                                                       ---------      ---------
Net cash provided by financing activities                      6              -
                                                       ---------      ---------

Net decrease in cash and cash equivalents                    (46)           (45)
Cash and cash equivalents at beginning of period             516            489
                                                       ---------      ---------
Cash and cash equivalents at end of period                   470            444
                                                       =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                  1              1
Income taxes paid, net                                        92             25

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

                                                                  Weighted
                                                                  Average
                                        Net           Shares     Per-Share
Three Months Ended June 30,           Earnings         (000)       Amount
--------------------------------     ---------        ------     ---------
2005:
Basic earnings                       $     110        43,484     $    2.55
Dilutive effect of stock options                         291
                                     ---------        ------     ---------
Diluted earnings                           110        43,775          2.53
                                     =========        ======     =========
2004:
Basic earnings                              80        43,017          1.86
Dilutive effect of stock options                           1
                                     ---------        ------     ---------
Diluted earnings                            80        43,018          1.86
                                     =========        ======     =========
Six Months Ended June 30,
2005:
Basic earnings                             187        43,374          4.32
Dilutive effect of stock options                         242
                                     ---------        ------     ---------
Diluted earnings                           187        43,616          4.30
                                     =========        ======     =========

2004:
Basic earnings                             137        43,020          3.18
Dilutive effect of stock options                           1
                                     ---------        ------     ---------
Diluted earnings                           137        43,021          3.18
                                     =========        ======     =========

(4)   DERIVATIVE INSTRUMENTS

      The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") on the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness recorded in the second quarter and first six months of 2005 amounted to pretax gain of $1.4 million and $3 million, respectively. As of June 30, 2005, the Corporation had no foreign currency contracts.

      COMMODITY DERIVATIVE INSTRUMENTS

      The Corporation uses swap contracts to hedge most anticipated purchases of natural gas to be used in its manufacturing operations. As of June 30, 2005, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $306 million. These contracts mature by December 31, 2007. As of June 30, 2005, the fair value of these swap contracts, which remained in OCI, was a $56 million ($34 million after-tax) unrealized gain.

      Net after-tax gains or losses resulting from the termination of natural gas swap contracts are recorded to OCI and reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of June 30, 2005, $2 million ($1 million after-tax) of such gains are included in OCI.

      COUNTERPARTY RISK

      The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to satisfy fully their obligations under the contracts. The Corporation has not generally obtained collateral or other security to support financial instruments subject to credit risk, but it is possible that the Corporation could receive collateral from its counterparties based on the provisions in certain credit support agreements. Similarly, the Corporation may be required to post collateral if aggregate payables exceed certain limits. Currently, there is no collateral requirement. The Corporation enters into master agreements which contain netting arrangements that minimize counterparty credit exposure.

(5)   COMPREHENSIVE INCOME

      The components of comprehensive income are summarized in the following table (dollars in millions):

                                                Three Months                  Six Months
                                               ended June 30,               ended June 30,
                                         ------------------------      ------------------------
                                            2005           2004           2005           2004
                                         ---------      ---------      ---------      ---------
Net earnings                             $     110      $      80      $     187      $     137
                                         ---------      ---------      ---------      ---------

Pretax gain (loss) on derivatives              (12)            (1)            47             12
Income tax expense                               5              -            (18)            (5)
                                         ---------      ---------      ---------      ---------
After-tax gain (loss) on derivative             (7)            (1)            29              7
                                         ---------      ---------      ---------      ---------

Pretax minimum pension liability               (10)             -            (10)             -
Income tax expense                               4              -              4              -
                                         ---------      ---------      ---------      ---------
After-tax minimum pension liability             (6)             -             (6)             -
                                         ---------      ---------      ---------      ---------

Foreign currency translation                    (4)            (7)            (8)            (9)
Unrealized gain (loss) on marketable
   securities                                    -             (1)             -             (1)
                                         ---------      ---------      ---------      ---------
Total comprehensive income                      93             71            202            134
                                         =========      =========      =========      =========

There was no tax impact on the foreign currency translation adjustments.

OCI consisted of the following (dollars in millions):

                                                           As of           As of
                                                          June 30,     December 31,
                                                            2005           2004
                                                         ---------     ------------
Gain on derivatives, net of tax                          $      35      $         6
Foreign currency translation                                     7               15
Minimum pension liability, net of tax                           (9)              (3)
Unrealized loss on marketable securities, net of tax            (1)              (1)
                                                         ---------      -----------
Total                                                           32               17
                                                         =========      ===========

      During the second quarter of 2005, accumulated net after-tax gains of $6 million ($9 million pretax) on derivatives were reclassified from OCI to earnings. As of June 30, 2005, the estimated net after-tax gain expected to be reclassified within the next 12 months from OCI to earnings is $22 million.

(6)   MARKETABLE SECURITIES

      The Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                                    As of                      As of
                                                  June 30,                  December 31,
                                                    2005                        2004
                                          -----------------------     -----------------------
                                          Amortized                   Amortized
                                             Cost          FMV           Cost          FMV
                                          ---------     ---------     ---------     ---------
Asset-backed securities                   $     189     $     188     $     174     $     173
U.S. Government and agency securities           186           186           121           121
Municipal securities                             54            54            36            36
Corporate securities                            100           100           112           112
Time deposits                                     5             5             8             8
                                          ---------     ---------     ---------     ---------
Total marketable securities                     534           533           451           450
                                          =========     =========     =========     =========

      Contractual maturities of marketable securities as of June 30, 2005, were as follows (dollars in millions):

                                                 Fair
                                Amortized       Market
                                   Cost         Value
                                ---------     ---------
Due in 1 year or less           $     201     $     201
Due in 1-5 years                       96            96
Due in 5-10 years                       1             1
Due after 10 years                     47            47
                                ---------     ---------
                                      345           345
Asset-backed securities               189           188
                                ---------     ---------
Total marketable securities           534           533
                                =========     =========

      The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

      Investments in marketable securities that were in an unrealized loss position for less than 12 months consisted of the following (dollars in millions):

                                            As of        As of
                                           June 30,  December 31,
                                             2005        2004
                                          ---------  ------------
Asset-backed securities                   $     112     $     149
U.S. Government and agency securities            84            83
Corporate securities                             47            34
                                          ---------     ---------
Total FMV                                       243           266
                                          ---------     ---------
Aggregate amount of unrealized losses             1             1
                                          =========     =========

      The fair market value of investments that had been in a continuous unrealized loss position for a period greater than 12 months amounted to $69 million and $2 million as of June 30, 2005 and December 31, 2004, respectively. The unrealized losses for those investments were $0.5 million as of June 30, 2005.

(7)   ASSET RETIREMENT OBLIGATIONS

      Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                                 Six Months ended June 30
                                 ------------------------
                                    2005         2004
                                 ---------     ---------
Balance as of January 1          $      43     $      35
Accretion expense                        1             -
Liabilities incurred                     -             -
Liabilities settled                      -             -
Foreign currency translation             -             -
                                 ---------     ---------
Balance as of June 30                   44            35
                                 =========     =========

      The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" (an interpretation of Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations"). In accordance with FIN 47, companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation provides guidance on whether the fair value is reasonably estimable. FIN 47 becomes effective no later than the end of fiscal years ending after December 15, 2005. As of the date of this report, the Corporation has not determined what impact the adoption of FIN 47 may have on its financial statements.

(8)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Total goodwill and other intangible assets (excluding intangible pension assets) amounted to $64 million and $3 million, respectively, as of June 30, 2005. All of the Corporation's goodwill and such other intangible assets relates to the Building Products Distribution operating segment. Goodwill and other intangible assets increased by $21 million and $1 million during the first six months of 2005 as a result of acquisitions. Other intangible assets are included in other assets on the consolidated balance sheets.

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

      As of June 30, 2005, common shares totaling 1,705,700 were reserved for future issuance in conjunction with existing stock option grants. In addition, 3,202,020 common shares were reserved for future grants. Shares issued in option exercises may be from original issue or available treasury shares.

(10)  EMPLOYEE RETIREMENT PLANS

      The components of net pension and postretirement benefits costs for the three months and six months ended June 30, 2005 and 2004 are summarized in the following table (dollars in millions):

                                          Three Months                   Six Months
                                          ended June 30,               ended June 30,
                                    ------------------------------------------------------
                                      2005            2004            2005          2004
                                    ---------      ---------      ---------      ---------
PENSION:
Service cost of benefits earned     $       8      $       9      $      17      $      16
Interest cost on projected
     benefit obligation                    14             14             28             27
Expected return on plan assets            (14)           (14)           (28)           (27)
Net amortization                            5              4             10              9
                                    ---------      ---------      ---------      ---------
Net cost                                   13             13             27             25
                                    =========      =========      =========      =========
POSTRETIREMENT:
Service cost of benefits earned             4              3              7              7
Interest cost on projected
     benefit obligation                     4              6              9             11
Recognized loss                            (1)             2             (2)             2
                                    ---------      ---------      ---------      ---------
Net cost                                    7             11             14             20
                                    =========      =========      =========      =========

      In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $15 million and $36 million during the second quarter and first six months of 2005, respectively, and expect to contribute cash of approximately $71 million during the full year 2005 to their pension plans.

(11)  OPERATING SEGMENTS

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

                                              Three Months                  Six Months
                                             ended June 30,               ended June 30,
                                       ------------------------      ------------------------
                                         2005            2004           2005           2004
                                       ---------      ---------      ---------      ---------
NET SALES:
North American Gypsum                  $     804      $     678      $   1,529      $   1,317
Worldwide Ceilings                           178            190            348            356
Building Products Distribution               506            454            962            816
Eliminations                                (201)          (177)          (379)          (324)
                                       ---------      ---------      ---------      ---------
Total USG Corporation                      1,287          1,145          2,460          2,165
                                       =========      =========      =========      =========

OPERATING PROFIT:
North American Gypsum                        148            102            255            183
Worldwide Ceilings                            17             26             29             41
Building Products Distribution                39             31             65             45
Corporate                                    (22)           (20)           (45)           (36)
Chapter 11 reorganization expenses             1             (4)             -             (6)
Eliminations                                  (2)            (2)             1             (2)
                                       ---------      ---------      ---------      ---------
Total USG Corporation                        181            133            305            225
                                       =========      =========      =========      =========

      L&W Supply, which makes up the Building Products Distribution segment, completed two acquisitions during the second quarter of 2005. These acquisitions, which were part of L&W Supply's strategy to profitably grow its specialty dealer business, consisted of eight distribution locations operating in Arkansas, Delaware, Maryland, Mississippi and Tennessee. Total cash payments for these acquisitions amounted to $29 million. L&W Supply now has a total of 194 locations in the United States as of June 30, 2005, compared with 184 locations as of June 30, 2004.

(12)  INCOME TAXES

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to several limitations, and the Corporation is continuing to evaluate those limitations and the future cash requirements of its foreign subsidiaries. As a result, the Corporation has not yet determined whether, and to what extent, it will repatriate foreign earnings that have not yet been remitted to the United States. Based on the Corporation's analysis to date, however, it is reasonably possible that the Corporation may repatriate between zero and $70 million of unremitted foreign earnings as a result of the repatriation provision with a related income tax liability of between 1% and 15% of the amount remitted. The Corporation expects to complete its evaluation of this matter by the fourth quarter of 2005.

      As disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, the Internal Revenue Service ("IRS") is auditing the Corporation's U.S. federal income tax returns for the years 2000, 2001 and 2002. On June 27, 2005, the IRS informed the Corporation that the Congressional Joint Committee on Taxation (the "Joint Committee") had commenced a review of the preliminary findings of the IRS' audit. The IRS' audit of the Corporation's 2000, 2001 and 2002 U.S. federal income tax returns will not be completed until the Joint Committee completes its review. That review is currently anticipated to be completed in the third quarter of 2005.

(13)  LITIGATION

      ASBESTOS AND RELATED BANKRUPTCY LITIGATION

      One of the Corporation's subsidiaries and a Debtor, U.S. Gypsum, is among many defendants in more than 100,000 asbestos lawsuits alleging personal injury or property damage liability. Most of the asbestos lawsuits against U.S. Gypsum seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products (the "Personal Injury Cases"). Certain of the asbestos lawsuits seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings (the "Property Damage Cases").

      U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s. In most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978.

      In addition to the Personal Injury Cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex Manufacturing, LLC ("Beadex"), have been named as defendants in a small number of asbestos personal injury cases. The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants have also asserted in a court filing that all of the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green").

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

      The Debtors have requested Judge Conti to conduct hearings to estimate Debtors' asbestos personal injury liability, taking into account the legal and scientific issues that govern the validity of claims. The Debtors have requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. Key liability issues include: whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease; what are the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and what are the appropriate claim values to apply in the estimation process. There may also be other important liability issues raised in the estimation process.

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

      In response to the parties' submissions regarding estimation proceedings, Judge Conti indicated in a status hearing on June 13, 2005, that she will conduct a hearing to estimate Debtors' liability for present and future asbestos personal injury claims. Toward that end, Judge Conti directed the Debtors, the official committees, and the legal representative for future asbestos claimants to develop a timetable for the parties to conduct pre-hearing discovery of issues relating to estimation. Although Judge Conti did not issue a ruling regarding which specific issues she will consider in the estimation hearing, Judge Conti did indicate that the discovery timetable should include discovery of a broad range of issues considered relevant by the parties, including the medical and scientific issues raised by the Debtors. This discovery timetable is to be submitted to the Court on August 12, 2005, and, pursuant to the direction of Judge Conti, the timetable should allow approximately six months for discovery. Judge Conti also indicated that she will hold the estimation hearing shortly after the conclusion of discovery; however, she did not set a date for the estimation hearing.

      The Debtors also filed a motion in 2004 requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. To date, there has been no ruling or hearing on the motion.

      In the third quarter of 2004, the parties, including the committees, engaged in non-binding mediation relating to the Debtors' asbestos personal injury liability and the potential terms of a plan of reorganization. The mediation did not result in an agreement regarding the Debtors' asbestos liability or the terms of a plan of reorganization.

      In addition to the proceedings before Judge Conti relating to estimation of the amount of Debtors' asbestos personal injury liabilities (discussed above), there are also significant proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether Debtors have responsibility for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green"). In the fourth quarter of 2004, the Debtors other than U.S. Gypsum filed a complaint for declaratory relief in the Bankruptcy Court requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. The Official Committee of Unsecured Creditors and the Official Committee of Equity Holders have joined the Debtors in this action. In opposition, the Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants filed counterclaims seeking a ruling that the assets of all Debtors should be available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation. If the assets of all Debtors are pooled for the payment of all liabilities, including the asbestos liabilities of U.S. Gypsum, this could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum as well as the holders of the Corporation's equity.

      The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also seek a ruling that L&W Supply has direct liability for asbestos personal injury claims on the asserted grounds that L&W Supply distributed asbestos-containing products and assumed the liabilities of former U.S. Gypsum subsidiaries that distributed such products.

      The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also have asserted in the same proceeding that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is liable for A.P. Green's liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They also allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities.

      A.P. Green, which manufactured and sold products used in refractories, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. (this newly formed corporation is also referred to herein as "A.P. Green"). A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of USG Corporation. In February 2002, A.P. Green (now known as A.P. Green Industries, Inc.) as well as its parent company, Global Industrial Technologies, Inc., and other affiliates filed voluntary petitions for reorganization through which A.P. Green and its affiliates seek to resolve their asbestos liabilities through creation and funding of a Section 524(g) trust. The A.P. Green reorganization proceeding is pending in the United States Bankruptcy Court for the Western District of Pennsylvania and is captioned In re: Global Industrial Technologies, Inc. (Case No. 02-21626). The draft disclosure statement filed in July 2003 by the debtors in the A.P. Green reorganization proceedings indicates that, in early 2002, there were 235,757 asbestos personal injury claims pending against A.P. Green as well as about 59,000 such claims pending against an A.P. Green affiliate, and that A.P. Green estimates that several hundred thousand additional claims will be asserted against it and/or its affiliate. The disclosure statement also states that, as of early 2002, A.P. Green had resolved approximately 203,000 asbestos personal injury claims by payment of approximately $446 million in indemnity and defense costs and that A.P. Green had approximately $492 million in unpaid pre-petition settlements and judgments relating to asbestos personal injury claims. The disclosure statement does not provide an estimate of the cost of resolving A.P. Green's liability for pending or future asbestos claims. No plan of reorganization has been approved in the A.P. Green bankruptcy proceeding.

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

      The parties are beginning discovery in the proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum are responsible for the asbestos liabilities of U.S. Gypsum and A.P. Green, and no trial date has been scheduled.

      With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 Property Damage Cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors. Approximately 900 claims do not specify a damage amount. Counsel for the Official Committee of Asbestos Property Damage Claimants has stated in a court hearing that the committee believes that the amount of the asbestos property damage claims will reach $1 billion.

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

      The Debtors believe that they have substantial defenses to the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any injury or damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. Beginning in late 2004, the Debtors began filing objections to asbestos property damage claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. To date, in response to these objections, the Court has disallowed approximately 400 asbestos property damage claims alleging more than $300 million in damages for failure to provide sufficient product identification evidence. Debtors expect to file additional objections to claims that have not provided product identification evidence and also expect to file objections to asbestos property damage claims on additional grounds. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

      The following is a summary of the Personal Injury and Property Damage Cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

      PERSONAL INJURY CASES: As reported by the Center for Claims Resolution (the "Center"), U.S. Gypsum was a defendant in more than 100,000 pending Personal Injury Cases as of the Petition Date, as well as an additional approximately 52,000 Personal Injury Cases that may be the subject of settlement agreements. These numbers do not include asbestos personal injury claims that would have been filed after June 25, 2001, the Petition Date, but for the automatic stay.

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

      Beadex, a subsidiary of U.S. Gypsum and a Debtor in the bankruptcy proceedings, was named as a defendant in approximately 40 Personal Injury Cases pending primarily in the states of Washington and Oregon as of the Petition Date. Beadex manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. Beadex has approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage.

      The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also allege that both L&W and Beadex, as well as all other Debtors, are responsible for the asbestos liabilities of U.S. Gypsum and A.P. Green under various asserted legal theories including successor liability, piercing the corporate veil, and substantive consolidation. See Developments in the Reorganization Proceeding, above.

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

      INSURANCE COVERAGE: As of June 30, 2005, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum, and its insurance coverage for asbestos claims has been completely exhausted. As noted above, Beadex has approximately $26 million in primary and excess insurance.

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

      Because of the uncertainties associated with estimating the Debtors' asbestos liability at this stage of the proceedings, no change has been made at this time to the previously recorded reserve for asbestos claims, except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of June 30, 2005, was $1,061 million.

      Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted. On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by fourteen Republican Senators and three Democratic Senators. The FAIR Bill was approved by the Senate Committee on the Judiciary on May 27, 2005, but has not been approved or considered by the full Senate or the House of Representatives, and is not law. It is speculative as to whether the Fair Bill will be enacted. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims.

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

      On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 Cases to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the Bankruptcy Court and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, No. 01-08932. The court consolidated the Adversary Proceeding with similar adversary proceedings brought by Federal-Mogul Corp., et al., and Armstrong World Industries, Inc., et al., in their bankruptcy proceedings.

      The parties filed cross-motions for summary judgment in the consolidated proceedings. On March 28, 2003, in response to the cross-motions for summary judgment, the court issued an order and memorandum opinion which granted in part and denied in part the Center's motion for summary judgment. Although the court ruled that Safeco is not required to remit any surety bond proceeds to the Center at this time, the court stated that certain settlements that were completed before U.S. Gypsum's Petition Date likely are covered by the surety bond but that the bond does not cover settlement payments that were not yet completed as of the Petition Date. The court did not rule on whether the bond covers other disputed obligations and reserved these issues to a subsequent phase of the litigation. As a result of the court's decision, it is likely that, absent a settlement of this matter, some portion of the bond may be drawn but that the amount drawn may be substantially less than the full amount of the bond. To the extent that Safeco were to pay all or any portion of the bond, it is likely that Safeco would draw down the JPMorgan Chase letter of credit to cover the bond payment and JPMorgan Chase would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceedings.

      The Center bond litigation is pending before Judge Fitzgerald and has not been resolved.

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

(14)  LETTER OF CREDIT FACILITY

      Effective April 29, 2005, the Corporation's credit agreement with LaSalle Bank N.A. (the "LaSalle Facility") was increased to $175 million from $100 million and the term of the facility was extended until April 30, 2008. The LaSalle Facility is used exclusively to support the issuance of letters of credit needed to support business operations. As of June 30, 2005, $64 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors") are currently operating under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Debtors took this action to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. To properly understand the Corporation and its businesses, it is important to understand the nature of this voluntary reorganization process under chapter 11 and the potential impacts the reorganization may have on the rights and interests of the Debtors' investors and creditors, as described in more detail below. At this point, there is great uncertainty as to the amount of the Debtors' asbestos liability and thus the value of any recovery for pre-petition creditors or stockholders under any final plan of reorganization. No plan of reorganization has thus far been proposed by the Debtors.

The Corporation had $1,286 million of cash, cash equivalents, restricted cash and marketable securities as of June 30, 2005, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses, throughout the chapter 11 proceedings.

The Corporation's net sales for the second quarter of 2005 were a record level for any quarter in its history and represented a 12% increase from the same period in 2004. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was favorable in the second quarter of 2005 due to continued strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard in the second quarter 2005 were a record for any quarter in the history of both the Corporation and the industry, and are expected to be strong for the remainder of the year. The favorable level of activity in the aforementioned markets and high industry capacity utilization rates have resulted in the continuing rise in market selling prices for gypsum wallboard. The nationwide average realized selling price for United States Gypsum Company's ("U.S. Gypsum's") SHEETROCK(R) brand gypsum wallboard was up 17% from the second quarter of 2004. However, the Corporation's Worldwide Ceilings operating segment reported lower net sales and operating profit in the second quarter of 2005 largely due to decreased demand for ceiling grid and tile.

The Corporation's gross margin percentage (gross profit as a percent of net sales) was 20.7% in the second quarter of 2005, up from 18.9% in the second quarter of 2004. This improvement was primarily the result of higher selling prices and increased shipments for SHEETROCK(R) brand gypsum wallboard. Profit margins have been pressured by high levels of manufacturing costs related to the prices of natural gas (a major source of energy for the Corporation) and raw materials, as well as by costs associated with the implementation of a new enterprise-wide software system.

However, manufacturing costs for gypsum wallboard improved in the second quarter of 2005 as compared to the first quarter primarily due to improved operating factors.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. The Debtors' bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization. This exclusive period extended to June 30, 2005, and the Debtors have filed a motion to further extend the exclusive period to December 31, 2005. This motion is scheduled to be addressed by the Bankruptcy Court on August 29, 2005, and, by operation of the bankruptcy rules, the exclusive period is extended at least until the Bankruptcy Court rules on the extension request. The Debtors may seek additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

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

During the second quarter of 2005, there have also been developments regarding potential federal legislation. See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below. See also, Item 1, Note 2, Voluntary Reorganization Under Chapter 11, and Note 13, Litigation, for additional information on the background of asbestos litigation, estimated cost, and developments in the Corporation's reorganization proceedings, including litigation proceedings relating to estimation of the Debtors' asbestos personal injury liabilities, whether the Debtors other than U.S. Gypsum are responsible for U.S. Gypsum's asbestos liabilities, and whether the Debtors are liable for the asbestos liabilities of

A.P. Green Refractories Co.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by fourteen Republican Senators and three Democratic Senators. The FAIR Bill was referred to the Senate Committee on the Judiciary and was approved by the Committee on May 27, 2005, with thirteen senators voting in favor of the bill and five voting against it. However, several senators on the Committee who voted in favor of the bill have stated that additional changes must be made to the FAIR Bill in order for them to vote in favor of passage of the bill by the full Senate. The FAIR bill has not been approved by the full Senate, has not been considered by the House of Representatives, and is not law.

The FAIR Bill approved by the Senate Judiciary Committee is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the FAIR Bill's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts to a national trust fund on a periodic basis that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Bill as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

In the FAIR Bill's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the FAIR Bill. In addition to the annual payments required under the allocation methodology, defendant participants may be subject to surcharges under certain circumstances, including but not limited to a failure of the scheduled contributions to meet the defendant participants' guaranteed annual funding requirements under the FAIR Bill. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the FAIR Bill, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Bill, notwithstanding the fact that the companies are still in chapter 11 proceedings. The FAIR Bill also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Bill or similar legislation will ever be enacted or, if enacted, what the terms of the final legislation might be. Previously, in April 2004, a similar, but not identical, bill (the "Fairness in Asbestos Injury

Resolution Act of 2004") was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Even if the FAIR Bill is enacted, the terms of the enacted legislation may differ from those of the FAIR Bill as approved by the Judiciary Committee, and those differences may be material to the FAIR Bill's impact on the Corporation.

Enactment of the FAIR Bill or similar legislation addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount of the Debtors' asbestos personal injury liability and the Debtors' Chapter 11 Cases.

During the legislative process, proceedings in the Chapter 11 Cases will continue. See Item 1, Note 2, Voluntary Reorganization Under Chapter 11 and Note 13, Litigation.

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

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 2005 totaled $1,287 million, a record for any quarter in the Corporation's history and a 12% increase from $1,145 million in the second quarter of 2004. For the first six months of 2005, net sales totaled $2,460 million, up 14% from $2,165 million in the comparable 2004 period. Net sales increased due to higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard and other gypsum-related products. See Core Business Results of Operations below for an explanation of product line results by operating segment.

COST OF PRODUCTS SOLD

Cost of products sold in the second quarter of 2005 was $1,020 million, up 10% from $929 million a year ago. For the first six months of 2005, cost of products sold totaled $1,979 million, up 11% from $1,778 million in the comparable 2004 period. These increases were primarily attributable to higher volume for gypsum wallboard and other gypsum-related products and higher manufacturing costs related to the prices of natural gas and raw materials, as well costs associated with the implementation of a new enterprise-wide software system.

GROSS PROFIT

Gross profit in the second quarter of 2005 was $267 million, a 24% increase from $216 million in the second quarter of 2004. For the first six months of 2005, gross profit totaled $481 million, up 24% from $387 million in the comparable 2004 period. The gross margin percentage was 20.7% in the second quarter of 2005, up from 18.9% in the second quarter of 2004. For the first six months of 2005, gross margin was 19.6%, up from 17.9% in the comparable 2004 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the second quarter of 2005 were $87 million, up 10% from $79 million in the second quarter of 2004. For the first six months, these expenses were $176 million versus $156 million a year ago. These increases primarily related to compensation and benefits, including retention and incentive compensation, and higher funding for marketing and growth initiatives. Selling and administrative expenses as a percent of net sales were 6.8% and 7.2% for the second quarter and first six months of 2005, respectively, versus 6.9% and 7.2% for the comparable 2004 periods.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                            Three Months      Six Months
                                            ended June 30,   ended June 30,
                                          ---------------------------------
                                           2005     2004     2005    2004
                                          ---------------------------------
Legal and financial advisory fees         $   6     $  6     $ 12    $  10
Bankruptcy-related interest income           (7)      (2)     (12)      (4)
---------------------------------------------------------------------------
Total chapter 11 reorganization expenses     (1)       4        -        6
===========================================================================

INTEREST EXPENSE

Interest expense was $2 million and $3 million in the second quarter and first six months of 2005, respectively, versus $1 million and $2 million for the corresponding 2004 periods. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date.

Contractual interest expense not accrued or recorded on pre-petition debt totaled $20 million and $39 million in the second quarter and first six months of 2005, respectively. From the Petition Date through June 30, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $296 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $6 million and $12 million in the second quarter and first six months of 2005, respectively, and $46 million from the Petition Date through June 30, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

On April 11, 2005, the Unsecured Creditors Committee filed a motion with the bankruptcy court requesting that the Debtors make interest payments to all non-asbestos unsecured creditors for interest accrued from January 1, 2005, on liquidated, undisputed pre-petition claims (including accrued unpaid interest through December 31, 2004). Upon approval, this motion would have required the Debtors to make interest payments of approximately $84 million on an annual basis. However, on May 20, 2005, the bankruptcy court denied this motion.

INTEREST INCOME

Non-bankruptcy related interest income was $2 million in the second quarter and $4 million in the first six months of 2005. Non-bankruptcy related interest income for the respective 2004 periods was $1 million and $2 million.

INCOME TAXES

Income tax expense amounted to $70 million and $118 million in the second quarter and first six months of 2005, respectively, compared with $52 and $85 million in the corresponding 2004 periods. The effective tax rates were 38.6% and 38.4% for the first six months of 2005 and 2004, respectively.

NET EARNINGS

Net earnings of $110 million, or $2.53 per diluted share, were reported for the second quarter of 2005 compared with $80 million, or $1.86 per diluted share, for the second quarter of 2004. For the first six months of 2005, net earnings totaled $187 million, or $4.30 per diluted share, compared with $137 million, or $3.18 per diluted share, for the first six months of 2004.

CORE BUSINESS RESULTS OF OPERATIONS

                                              THREE MONTHS                 SIX MONTHS
(dollars in millions)                        ENDED JUNE 30,               ENDED JUNE 30,
                                      -------------------------     -------------------------
NET SALES:                               2005           2004           2005           2004
                                      ----------     ----------     ----------     ----------
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                   $      720     $      617     $    1,374     $    1,191
CGC Inc. (gypsum)                             82             68            157            141
Other subsidiaries*                           55             44             95             80
Eliminations                                 (53)           (51)           (97)           (95)
                                      ----------     ----------     ----------     ----------
Total                                        804            678          1,529          1,317
                                      ----------     ----------     ----------     ----------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                          124            135            241            255
USG International                             52             54            103            100
CGC Inc. (ceilings)                           14             15             27             28
Eliminations                                 (12)           (14)           (23)           (27)
                                      ----------     ----------     ----------     ----------
Total                                        178            190            348            356
                                      ----------     ----------     ----------     ----------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                       506            454            962            816
                                      ----------     ----------     ----------     ----------
Eliminations                                (201)          (177)          (379)          (324)
                                      ----------     ----------     ----------     ----------
Total USG Corporation                      1,287          1,145          2,460          2,165
                                      ==========     ==========     ==========     ==========
OPERATING PROFIT:
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                          125             87            218            148
CGC Inc. (gypsum)                             14              9             26             22
Other subsidiaries*                            9              6             11             13
                                      ----------     ----------     ----------     ----------
Total                                        148            102            255            183
                                      ----------     ----------     ----------     ----------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                           13             19             19             31
USG International                              2              4              5              5
CGC Inc. (ceilings)                            2              3              5              5
                                      ----------     ----------     ----------     ----------
Total                                         17             26             29             41
                                      ----------     ----------     ----------     ----------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                        39             31             65             45
                                      ----------     ----------     ----------     ----------
Corporate                                    (22)           (20)           (45)           (36)
Chapter 11 reorganization expenses             1             (4)             -             (6)
Eliminations                                  (2)            (2)             1             (2)
                                      ----------     ----------     ----------     ----------
Total USG Corporation                        181            133            305            225
                                      ==========     ==========     ==========     ==========

*Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $804 million increased 19% from the second quarter of 2004, while operating profit increased 45% to $148 million. First six months net sales of $1,529 million reflected an increase of 16% from a year ago, while operating profit of $255 million increased 39%.

United States Gypsum Company: Second quarter 2005 net sales for U.S. Gypsum increased $103 million, or 17%, from the second quarter of 2004, while operating profit rose $38 million, or 44%. These increases largely reflected higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. In addition, record shipments and higher selling prices were also realized for SHEETROCK(R) brand joint compound, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $138.28 per thousand square feet in the second quarter of 2005. This price represented a 17% increase from $118.47 in the second quarter of 2004 and a 3% increase from $133.73 in the first quarter of 2005. The benefit of improved pricing was partially offset by higher manufacturing costs related to energy and raw material prices. However, manufacturing costs for gypsum wallboard improved in the second quarter of 2005 as compared to the first quarter primarily due to improved operating factors.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.9 billion square feet during the second quarter of 2005, compared with 2.8 billion square feet sold in the second quarter of 2004. Wallboard plants operated at 96% and 95% of capacity in the second quarters of 2005 and 2004, respectively. Industry shipments of gypsum wallboard were up approximately 7% from the second quarter of 2004.

CGC Inc.: Net sales for the gypsum business of Canada-based CGC Inc. increased 21% and operating profit increased 56% versus the second quarter of 2004 primarily due to higher selling prices for SHEETROCK(R) brand gypsum wallboard.

WORLDWIDE CEILINGS

Net sales of $178 million decreased 6%, while operating profit of $17 million declined 35% from the second quarter of 2004. First six months net sales of $348 million reflected a 2% decrease from a year ago, while operating profit of $29 million declined 29%.

USG Interiors, Inc.: The Corporation's domestic ceilings business, USG Interiors, Inc. reported second quarter 2005 net sales and operating profit of $124 million and $13 million, respectively. This compared with net sales of $135 million and operating profit of $19 million in the second quarter of 2004. The decline in net sales was largely due to lower shipments of ceiling grid and tile, partially offset by higher selling prices for both product lines.

During the first half of 2004, market concerns over a shortage of steel used to make grid and related increases in steel costs contributed to unusually strong demand for grid products. Demand in 2005 for ceiling grid, as well as ceiling tile, has been in line with overall industry demand, which remained relatively weak.

The decline in USG Interiors' operating profit reflected the lower level of shipments as well as higher manufacturing costs, primarily related to energy and raw materials for ceiling tile and steel for ceiling grid.

USG International: Net sales for USG International were down 4% from the second quarter of 2004, while operating profit decreased to $2 million from $4 million. These declines primarily reflected lower demand and higher operating costs for ceiling grid and tile in Europe.

CGC Inc.: The ceilings business of CGC Inc. reported declines of $1 million for both net sales and operating profit as compared with the second quarter of 2004. These results primarily reflected lower volume and higher manufacturing costs for ceiling grid, partially offset by higher selling prices.

BUILDING PRODUCTS DISTRIBUTION

Second quarter 2005 net sales and operating profit for L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, were the highest for any quarter in its history. Net sales of $506 million represented an 11% increase versus the second quarter of 2004, while operating profit rose 26% to $39 million. These results were primarily attributable to record shipments of gypsum wallboard, which were up 10% versus the second quarter of 2004. Second quarter results also benefited from improved selling prices for gypsum wallboard, which increased 16%.

For the first six months of 2005, net sales of $962 million and operating profit of $65 million increased 18% and 44%, respectively, versus the first six months of 2004.

L&W Supply remains focused on opportunities to profitably grow its specialty dealer business, as well as optimize asset utilization. As part of its plan, L&W Supply acquired eight locations in the second quarter of 2005 and now operates 194 locations in the United States as of June 30, 2005, compared with 186 locations as of December 31, 2004, and 184 locations as of June 30, 2004.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
9.5 billion square feet in the second quarter of 2005, a 7% increase from 8.9 billion square feet in the second quarter of 2004. The robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and high industry capacity utilization rates, have resulted in a rise of market selling prices for gypsum wallboard.

The outlook for the remainder of 2005 is positive and the industry is on track to achieve another record year of shipments. The strong new housing and residential repair and remodel markets are expected to keep demand for the Corporation's gypsum wallboard products high. The impact of rising short term interest rates and tightening lending standards have not yet been felt in the new housing market. Housing starts through the first six months of 2005 are running 5% ahead of 2004's level. However, these factors may still impact demand levels in the future. The commercial construction market (the principal market for the Corporation's ceilings products), while still soft, is showing some signs of improvement. These factors, combined with the Corporation's continued focus on margin improvement and select growth opportunities, should produce strong results in 2005. U.S. Gypsum continues to make investments to meet its customers' needs, satisfy the growing demand for SHEETROCK(R) brand gypsum wallboard and improve its cost position. The recently announced construction of a new gypsum wallboard plant in Washingtonville, Pa., and the state-of-the-art modernization of its Norfolk, Virginia, gypsum wallboard plant will increase capacity, reduce production costs and improve service to customers in the Northeast and Mid-Atlantic markets. However, the Corporation, like many other companies, faces many ongoing cost pressures such as higher prices for natural gas and raw materials.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2005, the Corporation had $1,286 million of cash, cash equivalents, restricted cash and marketable securities, up $37 million, or 3%, from $1,249 million as of December 31, 2004. Of the total June 30, 2005 amount, $278 million was held by non-Debtor subsidiaries. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $39 million in the first six months of 2005 and $296 million since the Petition Date. See Interest Expense, above, for a full discussion of contractual interest not accrued or recorded.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents decreased $74 million during the first six months of 2005. The primary source of cash during this period was earnings from operations. Primary uses of cash were:
(i) net purchases of marketable securities of $85 million, (ii) capital spending of $76 million, (iii) pension funding of $36 million, (iv) acquisitions of businesses of $29 million and (v) deposit of restricted cash of $28 million.

Comparing the first six months of 2005 with the first six months of 2004, net cash from operating activities was $141 million in the 2005 period compared with $74 million a year ago. This variation was largely attributable to increased net earnings. Net cash used for investing activities increased to $218 million from $107 million primarily reflecting increases in capital spending, net purchases of marketable securities and acquisitions of businesses. Net cash of $6 million provided by financing activities during the first six months of 2005 reflected the exercise of stock options.

CAPITAL EXPENDITURES

Capital spending amounted to $76 million in the first six months of 2005, compared with $47 million in the corresponding 2004 period. As of June 30, 2005, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $438 million, compared with $283 million as of December 31, 2004. The Corporation's capital expenditures program includes:

      - approximately $180 million for the recently announced construction of a new gypsum wallboard plant in Washingtonville, Pa. This facility, which will serve the Northeast markets, is expected to begin operation in mid-2008.

      - approximately $130 million for a project to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line that will position the company for profitable growth in the mid-Atlantic market. This project is expected to be completed in early 2007.

      - approximately $30 million for a mill modernization project at U.S. Gypsum's Plaster City, Calif., gypsum wallboard plant. This project is expected to be completed in late 2006.

Construction on the Norfolk and Plaster City projects will begin in 2005, and their costs are being funded by cash from operations. Construction of the Washingtonville plant will begin in 2006 and its cost also will be funded by cash from operations.

During the bankruptcy proceeding, the Corporation may have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to maintain a program of capital spending aimed at maintaining and enhancing its businesses.

WORKING CAPITAL

Working capital (current assets less current liabilities) as of June 30, 2005, amounted to $1,264 million, and the ratio of current assets to current liabilities was 2.88-to-1. As of December 31, 2004, working capital amounted to $1,220 million, and the ratio of current assets to current liabilities was 3.14-to-1.

Receivables increased to $513 million as of June 30, 2005, from $413 million as of December 31, 2004, primarily reflecting first quarter payments of customer rebates and a 18% increase in net sales for the month of June 2005 as compared with December 2004. Inventories were unchanged at $338 million. Accounts payable increased to $278 million from $270 million. Accrued expenses declined to $218 million from $224 million as of December 31, 2004.

MARKETABLE SECURITIES

As of June 30, 2005, $533 million was invested in marketable securities, up $83 million from $450 million as of December 31, 2004. Of the June 30, 2005 amount, $333 million was invested in long-term marketable securities and $200 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

RESTRICTED CASH AND LETTERS OF CREDIT

As of June 30, 2005, a total of $71 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

Effective April 29, 2005, the Corporation's credit agreement with LaSalle Bank N.A. (the "LaSalle Facility") was increased to $175 million from $100 million and the term of the facility was extended until April 30, 2008. The LaSalle Facility is used exclusively to support the issuance of letters of credit needed to support business operations. As of June 30, 2005, $64 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

DEBT

As of June 30, 2005, total debt amounted to $1,006 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2004, levels and do not include any accruals for post-petition contractual interest expense.

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

See Item 1, Note 13, Litigation, for additional information on (i) the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost, (ii) silica litigation and (iii) environmental litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2004 Annual Report on Form 10-K, which was filed on February 18, 2005, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first half of 2005.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of June 30, 2005 and the related consolidated statements of earnings for the three month and six month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
July 28, 2005

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Litigation, for information concerning the asbestos and related bankruptcy litigation, silica litigation and environmental litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                              (c) Total Number of    (c) Maximum Number (or
                                                                Shares (or Units)    Approximate Dollar Value)
                     (a) Total Number     (b) Average Price   Purchased as Part of     of Shares (or Units)
                   of Shares (or Units)  Paid per Share (or    Publicly Announced    that May Yet Be Purchased
Period                   Purchased              Unit)           Plans or Programs   Under the Plans or Programs
-----------------  --------------------  ------------------  ---------------------  ---------------------------
2005

January                       -                     -                   -                          -
February                      -                     -                   -                          -
March                         -                     -                   -                          -
                            ---                 -----                  ---                        ---
Total 1st Quarter             -                     -                   -                          -
                            ---                 -----                  ---                        ---

April                         -                     -                   -
May                         789                 45.85                   -                          -
June                          -                     -                   -                          -
                            ---                 -----                  ---                        ---
Total 2nd Quarter           789                 45.85                   -                          -
                            ---                 -----                  ---                        ---

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) In accordance with the Corporation's notice and proxy statement dated April 1, 2005, the matters set forth in paragraphs (b) and (c) below were submitted to a vote of stockholders at its May 11, 2005 annual meeting of stockholders.

      (b)   The four director-nominees (Robert L. Barnett, David W. Fox, Valerie
            B. Jarrett and Marvin E. Lesser) were each re-elected to a three-year term of office which will expire in 2008. The directors whose terms of office continued after the annual meeting of stockholders were: Keith A. Brown, James C. Cotting, Lawrence M. Crutcher, William C. Foote, W. Douglas Ford, John B. Schwemm and Judith A. Sprieser.

                                      Votes     Abstentions
                           Votes     Withheld    and Broker
                            For     or Against   Non-Votes
                        ----------  ----------  -----------
Election of Directors:
Robert L. Barnett       40,544,215    386,458        -
David W. Fox            40,513,115    417,558        -
Valerie B. Jarrett      40,453,690    476,983        -
Marvin E. Lesser        40,553,906    376,767

      (c) The following proposal was recommended by the Corporation's Board of Directors and was approved by a majority of the shares voted.

                                                    Votes     Abstentions
                                         Votes     Withheld    and Broker
                                          For     or Against    Non-Votes
                                      ----------  ----------  -----------
Ratification of Appointment of

Deloitte & Touche LLP as Independent

Registered Public Accountants         40,689,526   205,123         -

ITEM 5. OTHER INFORMATION

DISPOSITION OF USG STOCK BY CORPORATE OFFICERS

Following the Corporation's filing of the Chapter 11 cases in June 2001, the officers of the Corporation informally agreed not to dispose of their USG stock other than for charitable donations and for those officers who announced an intent to retire within the next twelve months. No public disclosure of this arrangement was made at the time internally or externally. USG employees below the officer level have been free to exercise options and dispose of their USG stock without similar restriction since the filing of the Chapter 11 cases.

Certain factors have prompted a re-evaluation of this informal prohibition on disposition of stock by officers. First, a number of stock option grants made to officers prior to filing the Chapter 11 cases will expire over the next several years, with the earliest such outstanding grant set to expire in February 2006. Second, the stock is now trading in price ranges experienced prior to the filing of the Chapter 11 cases. Third, a number of these pre-petition grants have value based on current market prices for USG stock. In light of these developments, the Corporation has concluded that officers should be free to exercise stock options and immediately resell stock received upon exercise of such options, subject to USG's long-standing policies on trading by officers, shortly after the filing of this quarterly report.

The informal arrangement had also extended to ownership of USG stock through the USG Investment Plan. The Corporation has also concluded that officers who held USG stock in their Investment Plan accounts should be free to reinvest these accounts in other investment options as part of their retirement planning strategies and is releasing those with Investment Plan accounts invested in USG stock from any further adherence to the informal arrangement. It is presently contemplated that, with the exception of shares underlying stock options and shares held in the Investment Plan, officers who are not retiring will still be expected to hold all shares of USG stock that they currently beneficially own. However, this understanding is subject to change at any time.

ITEM 6. EXHIBITS

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

August 2, 2005