Form 10-Q
period 2005-09-30
USG CORP
filed 2005-10-31
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes   X   No
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes       No   X
                                     -----    -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          -----    -----

The number of shares outstanding of the registrant's common stock was 44,511,194 as of September 30, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
           Three Months and Nine Months
              Ended September 30, 2005 and 2004                               3

        Consolidated Balance Sheets:
           As of September 30, 2005 and December 31, 2004                     4

        Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 2005 and 2004                      5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                             43

Item 4. Controls and Procedures                                              58

Report of Independent Registered Public Accounting Firm                      59

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          61

Item 6. Exhibits                                                             62

Signatures                                                                   63

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS                NINE MONTHS
                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                      -------------------------   -------------------------
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
Net sales                             $     1,344   $     1,175   $     3,804   $     3,340
Cost of products sold                       1,043           941         3,022         2,719
                                      -----------   -----------   -----------   -----------
Gross profit                                  301           234           782           621
Selling and administrative expenses            88            82           264           238
Chapter 11 reorganization expenses              2             4             2            10
                                      -----------   -----------   -----------   -----------
Operating profit                              211           148           516           373
Interest expense                                1             2             4             4
Interest income                                (3)           (2)           (7)           (4)
Other expense, net                             --            --             1             3
                                      -----------   -----------   -----------   -----------
Earnings before income taxes                  213           148           518           370
Income taxes                                   55            58           173           143
                                      -----------   -----------   -----------   -----------
Net earnings                                  158            90           345           227
                                      ===========   ===========   ===========   ===========

Basic earnings per common share              3.58          2.10          7.94          5.28
Diluted earnings per common share            3.57          2.10          7.90          5.28

Average common shares                  43,978,786    43,016,919    43,471,228    43,019,286
Average diluted common shares          44,117,708    43,018,186    43,692,726    43,020,448

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                        AS OF           AS OF
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2005           2004
                                                    -------------   ------------
ASSETS

Current Assets:
Cash and cash equivalents                               $  900         $  756
Short-term marketable securities                           189            138
Restricted cash                                             77             43
Receivables (net of reserves - $15 and $14)                496            413
Inventories                                                333            338
Income taxes receivable                                      6             24
Deferred income taxes                                        1             25
Other current assets                                       214             53
                                                        ------         ------
Total current assets                                     2,216          1,790

Long-term marketable securities                            318            312
Property, plant and equipment (net of accumulated
   depreciation and depletion - $961 and $878)           1,902          1,853
Deferred income taxes                                      215            152
Goodwill                                                    64             43
Other assets                                               209            128
                                                        ------         ------
Total Assets                                             4,924          4,278
                                                        ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                           299            270
Accrued expenses                                           248            224
Current portion of long-term debt                            1              1
Deferred income taxes                                       25             --
Income taxes payable                                        92             75
                                                        ------         ------
Total current liabilities                                  665            570

Deferred income taxes                                       28             25
Other liabilities                                          454            417
Liabilities subject to compromise                        2,243          2,242
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                             --             --
Common stock                                                 5              5
Treasury stock                                            (223)          (256)
Capital received in excess of par value                    433            417
Accumulated other comprehensive income                     133             17
Retained earnings                                        1,186            841
                                                        ------         ------
Total stockholders' equity                               1,534          1,024
                                                        ------         ------
Total Liabilities and Stockholders' Equity               4,924          4,278
                                                        ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                               2005    2004
                                                              -----   -----
OPERATING ACTIVITIES:

Net earnings                                                  $ 345   $ 227
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                      92      83
   Deferred income taxes                                        (81)     44
   Gain on asset dispositions                                    (1)     (1)
(Increase) decrease in working capital:
   Receivables                                                  (74)   (132)
   Income taxes receivable                                       18       6
   Inventories                                                    9     (84)
   Payables                                                      41      64
   Accrued expenses                                              23       5
Increase in other assets                                        (30)    (28)
Increase in other liabilities                                    16      16
Change in asbestos receivable                                    --      11
Increase (decrease) in liabilities subject to compromise          1      (4)
Other, net                                                      (12)      2
                                                              -----   -----
Net cash provided by operating activities                       347     209
                                                              -----   -----

INVESTING ACTIVITIES:

Capital expenditures                                           (125)    (80)
Purchases of marketable securities                             (489)   (361)
Sales or maturities of marketable securities                    430     210
Net proceeds from asset dispositions                              1       6
Acquisitions of businesses                                      (29)     (4)
Deposit of restricted cash                                      (34)    (13)
                                                              -----   -----
Net cash used for investing activities                         (246)   (242)
                                                              -----   -----
FINANCING ACTIVITIES:

Issuances of common stock                                        40      --
                                                              -----   -----
Net cash provided by financing activities                        40      --
                                                              -----   -----
Effect of exchange rate changes on cash                           3       2

Net increase (decrease) in cash and cash equivalents            144     (31)
Cash and cash equivalents at beginning of period                756     700
                                                              -----   -----
Cash and cash equivalents at end of period                      900     669
                                                              =====   =====

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                     1       1
Income taxes paid, net                                          209      73

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

The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization. The Debtors have obtained several extensions of the exclusive period, which is currently extended to December 31, 2005. The Debtors may seek additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

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

Expenses associated with this plan amounted to $6.5 million and $16.9 million in the third quarter and first nine months of 2005, respectively. For the comparable 2004 periods, expenses totaled $6.2 million and $11.5 million. Expenses were lower in 2004 primarily due to accruals in 2003 and 2002 of amounts that were paid in 2004.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill").

The FAIR Bill is co-sponsored by sixteen Republican Senators and three Democratic Senators. The FAIR Bill was referred to the Senate Committee on the Judiciary and was approved by the Committee on May 27, 2005, with thirteen senators voting in favor of the bill and five voting against it. However, several senators on the Committee who voted in favor of the bill have stated that additional changes must be made to the FAIR Bill in order for them to vote in favor of passage of the bill by the full Senate. The FAIR bill has not been approved by the full Senate, has not been considered by the House of Representatives, and is not law.

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

Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 471 claims totaling $232.4 million as amended or superceded; allowed the reduction of 839 claims by a total of $21.3 million; and allowed the correction of the Debtors on 1,529 claims and the reclassification of 291 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims. In addition to the general unsecured claims described in this paragraph, approximately 1,400 asbestos property damage claims were filed as of the bar date. To date, the court has disallowed more than 400 asbestos property damage claims alleging more than $300 million in damages. Approximately 100 additional asbestos property damage claims have been withdrawn. The asbestos property damage claims are described in Note 13, Litigation, Developments in the Reorganization Proceeding.

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

The amount shown below for the asbestos reserve reflects the Corporation's pre-petition estimate of liability associated with then-pending asbestos claims and those expected to be filed in the tort system through 2003. This liability, as well as liability for post-2003 claims, is the subject of significant legal proceedings and negotiation in the Chapter 11 Cases. See Note
13. Litigation for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost.

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

Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise in the consolidated and debtor-in-possession balance sheets consisted of the following items (dollars in millions):

                                                   As of           As of
                                               September 30,   December 31,
                                                    2005           2004
                                               -------------   ------------
Asbestos reserve                                  $1,061          $1,061
Debt                                               1,005           1,005
Accounts payable                                     173             169
Accrued expenses                                      36              37
Other long-term liabilities                           11              13
                                                  ------          ------
Subtotal                                           2,286           2,285
Elimination of intercompany accounts payable         (43)            (43)
                                                  ------          ------
Total liabilities subject to compromise            2,243           2,242
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

As of September 30, 2005, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $302 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

As of September 30, 2005, U.S. Gypsum, L&W Supply, and USG Interiors had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $614 million, $256 million, and $32 million respectively.

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

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                               Three Months          Nine Months
                                           ended September 30,   ended September 30,
                                           -------------------   -------------------
                                               2005   2004           2005   2004
                                               ----   ----           ----   ----
Legal and financial advisory fees              $11    $ 7            $ 23   $17
Bankruptcy-related interest income              (9)    (3)            (21)   (7)
                                               ---    ---            ----   ---
Total chapter 11 reorganization expenses         2      4               2    10
                                               ===    ===            ====   ===

INTEREST EXPENSE

Contractual interest expense not accrued or recorded on pre-petition debt totaled $20 million and $59 million in the third quarter and first nine months of 2005, respectively. From the Petition Date through September 30, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $316 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $7 million and $19 million in the third quarter and first nine months of 2005, respectively, and $53 million from the Petition Date through September 30, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

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

                   DEBTOR-IN-POSSESSION STATEMENTS OF EARNINGS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                          THREE MONTHS          NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                      -------------------   -------------------
                                        2005       2004       2005       2004
                                      --------   --------   --------   --------
Net sales                              $1,212     $1,066     $3,430     $3,019
Cost of products sold                     953        870      2,763      2,518
Selling and administrative expenses        75         69        225        201
Chapter 11 reorganization expenses          2          4          2         10
Interest expense                            1          1          3          3
Interest income                            --         --         (2)        (1)
Other (income) expense, net                --         --         (1)        --
                                       ------     ------     ------     ------
Earnings before income taxes              181        122        440        288

Income taxes                               47         51        154        124
                                       ------     ------     ------     ------
Net earnings                              134         71        286        164
                                       ======     ======     ======     ======

                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                        AS OF           AS OF
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2005           2004
                                                    -------------   ------------
ASSETS

Current Assets:
Cash and cash equivalents                              $  660          $  516
Short-term marketable securities                          158             135
Restricted cash                                            73              38
Receivables (net of reserves - $10 and $10)               434             373
Inventories                                               276             275
Income taxes receivable                                     6              24
Deferred income taxes                                      --              25
Other current assets                                      203              45
                                                       ------          ------
Total current assets                                    1,810           1,431
Long-term marketable securities                           276             276
Property, plant and equipment (net of accumulated
   depreciation and depletion - $800 and $728)          1,642           1,604
Deferred income taxes                                     215             152
Goodwill                                                   64              43
Other assets                                              435             361
                                                       ------          ------
Total Assets                                            4,442           3,867
                                                       ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                          259             237
Accrued expenses                                          223             203
Deferred income taxes                                      26              --
Income taxes payable                                       85              58
                                                       ------          ------
Total current liabilities                                 593             498
Other liabilities                                         424             391
Liabilities subject to compromise                       2,243           2,242

Stockholders' Equity:
Preferred stock                                            --              --
Common stock                                                5               5
Treasury stock                                           (223)           (256)
Capital received in excess of par value                   117             101
Accumulated other comprehensive income                    114               3
Retained earnings                                       1,169             883
                                                       ------          ------
Total stockholders' equity                              1,182             736
                                                       ------          ------
Total Liabilities and Stockholders' Equity              4,442           3,867
                                                       ======          ======

                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
OPERATING ACTIVITIES:

Net earnings                                                $ 286      $ 164
Adjustments to reconcile net earnings to net cash:
   Depreciation, depletion and amortization                    79         70
   Deferred income taxes                                      (82)        43
   (Gain) loss on asset dispositions                           --         --
(Increase) decrease in working capital:
   Receivables                                                (52)      (131)
   Income taxes receivable                                     18          1
   Inventories                                                  3        (76)
   Payables                                                    44         59
   Accrued expenses                                            21          6
Decrease in intercompany receivable                             6         33
Increase in other assets                                      (26)       (29)
Increase in other liabilities                                  13         16
Change in asbestos receivable                                  --         11
Increase (decrease) in liabilities subject to compromise        1         (4)
Other, net                                                    (11)        (2)
                                                            -----      -----
Net cash provided by operating activities                     300        161
                                                            -----      -----

INVESTING ACTIVITIES:

Capital expenditures                                         (107)       (70)
Purchases of marketable securities                           (433)      (361)
Sale or maturities of marketable securities                   408        210
Net proceeds from asset dispositions                           --          1
Acquisitions of businesses                                    (29)        (4)
Deposit of restricted cash                                    (35)        (5)
                                                            -----      -----
Net cash used for investing activities                       (196)      (229)
                                                            -----      -----

FINANCING ACTIVITIES:

Issuances of common stock                                      40         --
                                                            -----      -----
Net cash provided by financing activities                      40         --
                                                            -----      -----

Net increase (decrease) in cash and cash equivalents          144        (68)
Cash and cash equivalents at beginning of period              516        489
                                                            -----      -----
Cash and cash equivalents at end of period                    660        421
                                                            =====      =====

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                   1          1
Income taxes paid, net                                        178         64

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

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
                                   Earnings    (000)     Amount
                                   --------   ------   ---------
Three Months Ended September 30,

2005:
Basic earnings                       $158     43,979     $3.58
Dilutive effect of stock options                 139
                                     ----     ------     -----
Diluted earnings                      158     44,118      3.57
                                     ====     ======     =====
2004:
Basic earnings                         90     43,017      2.10
Dilutive effect of stock options                   1
                                     ----     ------     -----
Diluted earnings                       90     43,018      2.10
                                     ====     ======     =====
Nine Months Ended September 30,

2005:
Basic earnings                        345     43,471      7.94
Dilutive effect of stock options                 222
                                     ----     ------     -----
Diluted earnings                      345     43,693      7.90
                                     ====     ======     =====
2004:
Basic earnings                        227     43,019      5.28
Dilutive effect of stock options                   1
                                     ----     ------     -----
Diluted earnings                      227     43,020      5.28
                                     ====     ======     =====

(4)  DERIVATIVE INSTRUMENTS

     The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") on the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. The amount of ineffectiveness recorded in the third quarter and first nine months of 2005 amounted to a pretax gain of $13 million and $16 million, respectively. For derivatives designated as net investment hedges, changes in the value of these derivatives are recorded in OCI.

     COMMODITY DERIVATIVE INSTRUMENTS

     The Corporation uses swap contracts to hedge most anticipated purchases of natural gas to be used in its manufacturing operations. As of September 30, 2005, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $345 million. These contracts mature by December 31, 2007. As of September 30, 2005, the fair value of these swap contracts, most of which remained in OCI, was a $203 million ($124 million after-tax) unrealized gain.

     Net after-tax gains or losses resulting from the termination of natural gas swap contracts are recorded to OCI and reclassified into earnings in the period in which the hedged forecasted transactions are scheduled to occur. As of September 30, 2005, $0.8 million ($0.5 million after-tax) of such gains are included in OCI.

     FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

     During the third quarter of 2005, the Corporation entered into foreign currency contracts to hedge a portion of the net investment in one of its foreign subsidiaries from exchange rate fluctuations. As of September 30, 2005, the fair value of these contracts was ($2) million, or ($1) million after-tax.

     COUNTERPARTY RISK

     The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Corporation receives collateral from its counterparties based on the provisions in certain credit support agreements.

     Similarly, the Corporation may be required to post collateral if aggregate payables exceed certain limits. Currently, the Corporation has no collateral requirement. The Corporation enters into master agreements which contain netting arrangements that minimize counterparty credit exposure.

(5)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following table (dollars in millions):

                                          Three Months          Nine Months
                                      ended September 30,   ended September 30,
                                      -------------------   -------------------
                                          2005   2004           2005   2004
                                          ----   ----           ----   ----
Net earnings                              $158   $ 90           $345   $227
                                          ----   ----           ----   ----
Pretax gain on derivatives                 144     15            191     27
Income tax expense                         (56)    (5)           (74)   (10)
                                          ----   ----           ----   ----
After-tax gain on derivatives               88     10            117     17
                                          ----   ----           ----   ----
Pretax minimum pension liability            --     --            (10)    --
Income tax expense                          --     --              4     --
                                          ----   ----           ----   ----
After-tax minimum pension liability         --     --             (6)    --
                                          ----   ----           ----   ----
Foreign currency translation                13     14              5      5
Unrealized gain on marketable
   securities                               --      1             --     --
                                          ----   ----           ----   ----
Total comprehensive income                 259    115            461    249
                                          ====   ====           ====   ====

     There was no tax impact on the foreign currency translation adjustments.

     OCI consisted of the following (dollars in millions):

                                                           As of           As of
                                                       September 30,   December 31,
                                                            2005           2004
                                                       -------------   ------------
Gain on derivatives, net of tax                            $123            $ 6
Foreign currency translation                                 20             15
Minimum pension liability, net of tax                        (9)            (3)
Unrealized loss on marketable securities, net of tax         (1)            (1)
                                                           ----            ---
Total                                                       133             17
                                                           ====            ===

     During the third quarter of 2005, accumulated net after-tax gains of $21 million ($33 million pretax) on derivatives were reclassified from OCI to earnings. As of September 30, 2005, the estimated net after-tax gain expected to be reclassified within the next 12 months from OCI to earnings is $93 million.

(6)  MARKETABLE SECURITIES

     The Corporation's investments in marketable securities were as follows (dollars in millions):

                                               As of                As of
                                           September 30,         December 31,
                                               2005                  2004
                                        ------------------   -------------------
                                                     Fair                  Fair
                                        Amortized   Market   Amortized    Market
                                           Cost      Value      Cost      Value
                                        ---------   ------   ---------   -------
Asset-backed securities                    $193      $192       $174       $173
U.S. government and agency securities       182       181        121        121
Municipal securities                         15        15         36         36
Corporate securities                        109       109        112        112
Time deposits                                10        10          8          8
                                           ----       ---       ----       ----
Total marketable securities                 509       507        451        450
                                           ====       ===       ====       ====


     Contractual maturities of marketable securities as of September 30, 2005, were as follows (dollars in millions):

                                           Fair
                              Amortized   Market
                                 Cost      Value
                              ---------   ------
Due in 1 year or less            $190      $189
Due in 1-5 years                   87        87
Due in 5-10 years                   1         1
Due after 10 years                 38        38
                                 ----      ----
                                  316       315
Asset-backed securities           193       192
                                 ----      ----
Total marketable securities       509       507
                                 ====      ====

     The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

     Investments in marketable securities that were in an unrealized loss position were as follows (dollars in millions):

                                        As of September 30, 2005   As of December 31, 2004
                                        ------------------------   -----------------------
                                          Less than   12 Months     Less than   12 Months
                                          12 Months   or Longer     12 Months   or Longer
                                          ---------   ---------     ---------   ---------
Asset-backed securities                      $ 36        $130          $149         $ 2
U.S. government and agency securities          37         109            83          --
Corporate securities                           37          31            34          --
                                             ----        ----          ----         ---
Total fair market value                       110         270           266           2
                                             ----        ----          ----         ---
Aggregate amount of unrealized losses           1           1             1          --
                                             ====        ====          ====         ===

(7)  ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                               Nine Months ended September 30
                               ------------------------------
                                         2005   2004
                                         ----   ----
Balance as of January 1                   $43    $35
Accretion expense                           2      2
Liabilities incurred                        9      7
Liabilities settled                        (1)    (2)
Foreign currency translation                1     --
                                          ---    ---
Balance as of September 30                 54     42
                                          ===    ===

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

(8)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Total goodwill and other intangible assets (excluding intangible pension assets) amounted to $64 million and $3 million, respectively, as of September 30, 2005. All of the Corporation's goodwill and such other intangible assets relates to the Building Products Distribution operating segment. Goodwill and other intangible assets increased by $21 million and $1 million during the first nine months of 2005 as a result of acquisitions. Other intangible assets are included in other assets on the consolidated balance sheets.

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

     As of September 30, 2005, common shares totaling 732,650 were reserved for future issuance in conjunction with existing stock option grants. In addition, 4,174,070 common shares were reserved for future grants. Shares issued in option exercises may be originally issued or from treasury shares.

(10) EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs for the three months and nine months ended September 30, 2005 and 2004 are summarized in the following table (dollars in millions):

                                      Three Months          Nine Months
                                  ended September 30,   ended September 30,
                                  -------------------   -------------------
                                      2005   2004           2005   2004
                                      ----   ----           ----   ----
PENSION:
Service cost of benefits earned       $  9   $  7           $ 26   $ 23
Interest cost on projected
   benefit obligation                   14     14             42     41
Expected return on plan assets         (14)   (13)           (42)   (40)
Net amortization                         4      5             14     14
                                      ----   ----           ----   ----
Net cost                                13     13             40     38
                                      ====   ====           ====   ====
POSTRETIREMENT:
Service cost of benefits earned          3      4             10     11
Interest cost on projected
   benefit obligation                    5      6             14     17
Recognized (gain) loss                  (1)    (1)            (3)     1
                                      ----   ----           ----   ----
Net cost                                 7      9             21     29
                                      ====   ====           ====   ====

     In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $15 million and $51 million during the third quarter and first nine months of 2005, respectively, and expect to contribute cash of approximately $71 million during the full year 2005 to their pension plans.

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

                                        Three Months          Nine Months
                                     ended September 30,   ended September 30,
                                     -------------------   -------------------
                                        2005     2004         2005     2004
                                       ------   ------       ------   ------
NET SALES
North American Gypsum                  $  842   $  708       $2,371   $2,025
Worldwide Ceilings                        181      168          529      524
Building Products Distribution            544      470        1,506    1,286
Eliminations                             (223)    (171)        (602)    (495)
                                       ------   ------       ------   ------
Total USG Corporation                   1,344    1,175        3,804    3,340
                                       ======   ======       ======   ======
OPERATING PROFIT:
North American Gypsum                     179      125          434      308
Worldwide Ceilings                         18       14           47       55
Building Products Distribution             41       31          106       76
Corporate                                 (23)     (20)         (68)     (56)
Chapter 11 reorganization expenses         (2)      (4)          (2)     (10)
Eliminations                               (2)       2           (1)      --
                                       ------   ------       ------   ------
Total USG Corporation                     211      148          516      373
                                       ======   ======       ======   ======

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

(12) INCOME TAXES

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to several limitations, and the Corporation is continuing to evaluate those limitations and the future cash requirements of its foreign subsidiaries. As a result, the Corporation has not yet determined whether, and to what extent, it will repatriate foreign earnings that have not yet been remitted to the United States. Based on the Corporation's analysis to date, however, it is reasonably possible that the Corporation may repatriate between zero and $90 million of unremitted foreign earnings as a result of the repatriation provision with a related income tax liability of between 3% and 15% of the amount remitted. The Corporation expects to complete its evaluation of this matter during the fourth quarter of 2005.

     During the third quarter of 2005, the Internal Revenue Service ("IRS") finalized its audit of the Corporation's federal income tax returns for the years 2000 through 2002. As a result of the audit, the Corporation's federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on the Corporation's financial statements. In addition, due to the results of the audit, a portion of the Corporation's recorded income tax contingency reserves became unnecessary. Consequently, the Corporation's income tax provision was reduced (and consolidated net earnings increased) in the third quarter of 2005 by $25 million.

     In the aggregate (including the impact on related state income tax liabilities), the audit is expected to result in net cash outflows by the end of 2005 of $105 million ($55 million of which has already been paid), including $47 million directly related to the 2000 through 2002 audit, and an additional $58 million relating to the Corporation's 2003 and 2004 years. A substantial portion of the outflows relating to the audited years and all of the outflows relating to the 2003 and 2004 years are the result of the disallowance by the IRS of the Corporation's current deduction of contractual interest on debt incurred prior to its bankruptcy filing in 2001. In addition, the audit is expected to result in net cash outflows of $12 million related to the 2000 year. Because this amount is considered a pre-petition liability under the Bankruptcy Code, the timing of payment is subject to Bankruptcy Court approval and has not yet been determined. Assuming that the contractual interest is ultimately paid, a substantial portion of these outflows will be recovered by the Corporation on its tax returns in future years following its emergence from bankruptcy.

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

     In addition to the Personal Injury Cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex Manufacturing, LLC ("Beadex"), have been named as defendants in a small number of asbestos personal injury cases. The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants have also asserted in a court filing that the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum.

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

     DEVELOPMENTS IN THE REORGANIZATION PROCEEDING: The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a district court judge, who was assigned to the Debtors' Chapter 11 Cases in September 2004. As discussed below, there are significant proceedings before Judge Conti relating to estimation of the Debtors' liability for asbestos personal injury claims, and there are significant proceedings pending before Judge Fitzgerald relating to whether the Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities, including any liabilities that might be associated with A.P. Green.

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

     The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants oppose the type of estimation proposed by the Debtors. The committee and the legal representative contend that the Debtors' liability for present and future asbestos personal injury claims should be based on extrapolation from the settlement history of such claims and not on litigating liability issues in the bankruptcy proceedings. The committee and the legal representative also contend that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

     The parties have had several hearings before Judge Conti relating to estimation of the Debtors' asbestos personal injury liabilities. Although Judge Conti has not issued a ruling regarding which specific issues she will consider in the estimation of the Debtors' asbestos personal injury liabilities, Judge Conti has indicated in court hearings that she generally will allow the parties to take discovery of, and present evidence regarding, issues that they consider relevant to estimation of those liabilities, including the medical and scientific issues as appropriate. In an order entered on October 17, 2005, Judge Conti ruled that the Debtors may submit a questionnaire to a sample of about 2,000 asbestos personal injury claimants who had a claim pending against U.S. Gypsum as of the Petition Date. The questionnaire asks for information, including certain medical records, relating to the claimants' alleged injury and exposure to U.S. Gypsum asbestos-containing products. Judge Conti also set June 30, 2006, as the date for the end of all fact discovery relating to estimation. Judge Conti has scheduled a status conference for July 18, 2006, to set a date for the end of all discovery regarding expert witnesses to be presented at the estimation hearing. Judge Conti has not yet set a date for the estimation hearing, but the hearing likely will not take place until at least a few months after the close of expert discovery.

     In addition to the motion the Debtors filed seeking estimation of their asbestos personal injury liabilities, the Debtors also filed a motion in 2002 requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. To date, there has been no ruling or hearing on the motion.

     As indicated above, there are also significant proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green, a former subsidiary of U.S. Gypsum. In the fourth quarter of 2004, the Debtors other than U.S. Gypsum filed a complaint for declaratory relief before Judge Fitzgerald requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. The Official Committee of Unsecured Creditors and the Official Committee of Equity Holders joined the Debtors in this action.

     The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants oppose the Debtors in this proceeding. The committee and the legal representative have alleged that the asbestos personal injury liabilities of U.S. Gypsum exceed its value, and, in opposition to the Debtors' complaint, the committee and the legal representative filed counterclaims in late 2004 seeking a ruling that the assets of all Debtors should be available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation. The Official Committee of Asbestos Property Damage Claimants has asserted similar counterclaims.

     In that same proceeding, the asbestos committees and the legal representative seek a ruling that L&W Supply has direct liability for asbestos personal injury claims on the asserted grounds that L&W Supply distributed asbestos-containing products and assumed the liabilities of former U.S. Gypsum subsidiaries that distributed such products. The asbestos committees and the legal representative also allege that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities. However, as discussed below, in the third quarter of 2005, the Official Committee of Asbestos Personal

     Injury Claimants and legal representative for future asbestos claimants filed motions to dismiss these proceedings relating to the liability of other Debtors for U.S. Gypsum liabilities and the Debtors' liability for the liabilities of A.P. Green.

     If the assets of all Debtors were pooled for the payment of all liabilities, including the asbestos liabilities of U.S. Gypsum, this could materially and adversely affect the recovery rights of creditors of Debtors other than U.S. Gypsum as well as the holders of the Corporation's equity. In addition, if U.S. Gypsum were determined to be liable for the sale of asbestos-containing products by A.P. Green or its affiliates, this result likely would materially increase the amount of U.S. Gypsum's present and future asbestos liabilities. Such a result could materially and adversely affect the recovery of other Debtors' pre-petition creditors and the Corporation's stockholders, depending upon, among other things, the amount of A.P. Green's alleged asbestos liabilities and whether the other Debtors are determined to be liable for U.S. Gypsum's liabilities, including A.P. Green liabilities. More information regarding the asbestos liabilities of A.P. Green and the status of the proceedings before Judge Fitzgerald is set forth below.

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

     In September 2005, the debtors in the A.P. Green reorganization proceeding filed a proposed plan of reorganization which, if approved, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a trust created under Section 524(g) of the Bankruptcy Code. The plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The plan documents state that the trust that will address asbestos claims against A.P. Green will be funded with approximately $343 million dollars in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The proposed plan of reorganization has not been confirmed. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Prior to its petition date, A.P. Green had resolved about 203,000 asbestos-related claims for about $448 million in indemnity costs. In addition, A.P. Green had resolved approximately 49,500 asbestos related claims in the aggregate amount of $491 million, which were unpaid as of the petition date. (These 49,500 claims are included in the 235,757 pending claims referenced above.)

     At this stage in the proceedings, the Corporation does not have sufficient information to estimate the amount, or range of amounts, of A.P. Green's asbestos liabilities. The A.P. Green plan documents do not provide an estimate of the amount of A.P. Green's present or future asbestos liabilities and do not indicate the percentage of recovery that A.P. Green asbestos claimants will receive from the trust established pursuant to the plan. However, based upon the plan documents filed in the A.P. Green reorganization proceeding, it appears that the assets in the trust established to pay A.P. Green asbestos claims will not be sufficient to pay in full the presumed liability for present and future asbestos claims against A.P. Green. The Debtors also do not have sufficient information to predict whether or how any plan of reorganization in the Debtors' Chapter 11 Cases will address liability based on sales of asbestos-containing products by A.P. Green or its affiliates.

     As stated above, in September 2005, the Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants filed a motion to dismiss the proceeding before Judge Fitzgerald regarding whether Debtors other than U. S. Gypsum are responsible for its asbestos liabilities and whether Debtors have responsibility for the asbestos liabilities of A.P. Green. The committee and the legal representative contend that they are not proper parties to the proceeding and cannot bind individual claimants, present or future, who are not before the court. The committee and the legal representative also contend that there should not be any resolution of whether Debtors other than U.S. Gypsum are responsible for its asbestos liabilities until it has been determined that U.S. Gypsum's asbestos liabilities are greater than its enterprise value. The Debtors, the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders oppose dismissal of the action. The motions to dismiss were argued before Judge Fitzgerald on October 24, 2005, but she continued the matter to December 19, 2005, for further argument.

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

     Most of the asbestos property damage claims filed do not provide evidence that the Debtors' asbestos-containing products were ever installed in any of the buildings at issue. Certain of the proof of claim forms purport to file claims on behalf of two classes of claimants that were the subject of pre-petition class actions. One of these claim forms was filed on behalf of a class of colleges and universities that was certified for certain purposes in a pre-petition lawsuit filed in federal court in South Carolina. However, many of the putative members of this class also filed individual claim forms. Four of the claim forms were filed by a claimant allegedly on behalf of putative members of certified and uncertified classes in connection with a pre-petition lawsuit pending in South Carolina state court.

     The Debtors believe that they have substantial defenses to the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation, and the lack of evidence that the claimants have any injury or damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. Beginning in late 2004, the Debtors began filing objections to asbestos property damage claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. To date, in response to these objections, the Court has disallowed more than 400 asbestos property damage claims alleging more than $300 million in damages for failure to provide sufficient product identification evidence. In addition, approximately 100 asbestos property damage claims have been withdrawn. Debtors expect to file additional objections to claims that have not provided product identification evidence and also expect to file objections to asbestos property damage claims on additional grounds. Because of the preliminary nature of the objection process, the Corporation cannot predict the outcome of these proceedings or the impact the proceedings may have on the estimated cost of resolving asbestos property damage claims. See Estimated Cost, below.

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

     The Official Committee of Asbestos Personal Injury Claimants, the legal representative for future asbestos claimants, and the Official Committee of Asbestos Property Damage Claimants also allege that both L&W Supply and Beadex, as well as all other Debtors, are responsible for the asbestos liabilities of U.S. Gypsum and A.P. Green under various asserted legal theories including successor liability, piercing the corporate veil, and substantive consolidation. See Developments in the Reorganization Proceeding, above.

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

     INSURANCE COVERAGE: As of September 30, 2005, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum, and its insurance coverage for asbestos claims has been completely exhausted. As noted above, Beadex has approximately $26 million in primary and excess insurance.

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

     Because of the uncertainties associated with estimating the Debtors' liability for present and future asbestos claims at this stage of the bankruptcy proceedings, no change has been made to the previously recorded reserve except to reflect certain minor asbestos-related costs incurred since the Filing. The reserve as of September 30, 2005, was $1,061 million.

     Because the Filing and possible federal legislation have changed the basis upon which the Debtors' asbestos liability would be estimated, there can be no assurance that the current reserve accurately reflects the Debtors' ultimate liability for pending and future asbestos claims. At the time the reserve was increased to its current level in December 2000, the reserve was an estimate of the cost of resolving in the tort system U.S. Gypsum's asbestos liability for then-pending claims and those expected to be filed through 2003. Because of the Filing and the stay of pre-petition asbestos lawsuits, the Debtors have not participated in the tort system since June 2001 and thus cannot measure the recorded reserve against actual experience. However, the reserve is generally consistent with the amount the Corporation estimates that the Debtors would be required to pay to resolve all of their asbestos liability if the FAIR Bill, in its current form, is enacted. On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by sixteen Republican Senators and three Democratic Senators. The FAIR Bill was approved by the Senate Committee on the Judiciary on May 27, 2005, but has not been approved or considered by the full Senate or the House of Representatives, and is not law. It is speculative as to whether the Fair Bill will be enacted. See Note 2. Voluntary Reorganization Under Chapter 11 - Potential Federal Legislation Regarding Asbestos Personal Injury Claims.

     As the Chapter 11 Cases and the legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos personal injury and property damage claims can be determined. If the FAIR Bill or similar legislation is not enacted, the Debtors' asbestos personal injury liability, as determined through the bankruptcy proceedings, could be materially greater than that reflected in the accrued reserve. The Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos claimants have indicated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury claims is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. In addition, the amount of Debtors' liability for asbestos property damage claims could be determined to be greater than that included in the accrued reserve. When the Debtors determine that there is a reasonable basis for revision of the estimate of their asbestos liability, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

     In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more that 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each names from 178 to 195 defendants. U.S. Gypsum believes that the claims against it in these lawsuits are stayed as a result of the Filing. In the third quarter of 2005, 14 of these complaints, involving 392 plaintiffs, were voluntarily dismissed without prejudice to refile. The Corporation does not have sufficient information to estimate the likely cost of resolving the pending silica claims. However, the Corporation believes that it has significant defenses to these claims if they are allowed to proceed. The Corporation has provided notice of these recent complaints to its insurance carriers.

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

(14) LETTER OF CREDIT FACILITY

     The Corporation has a $175 million credit agreement, which expires on April 30, 2008, with LaSalle Bank N.A. to support the issuance of letters of credit needed to support business operations. As of September 30, 2005, $69 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

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

The Corporation had $1,484 million of cash, cash equivalents, restricted cash and marketable securities as of September 30, 2005, and management believes that this liquidity plus expected operating cash flows will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses, throughout the chapter 11 proceedings.

The Corporation's net sales for the third quarter of 2005 were a record level for any quarter in its history and represented a 14% increase from the same period in 2004. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments was favorable in the third quarter of 2005 due to continued strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard in the third quarter 2005 were a record for any quarter in the history of both the Corporation and the industry, and are expected to be strong for the remainder of the year. The favorable level of activity in the aforementioned markets and high industry capacity utilization rates have resulted in the continuing rise in market selling prices for gypsum wallboard. The nationwide average realized selling price for United States Gypsum Company's ("U.S. Gypsum's") SHEETROCK(R) brand gypsum wallboard was up 15% from the third quarter of 2004. The Corporation's Worldwide Ceilings operating segment also reported increased net sales and operating profit in the third quarter of 2005 largely due to higher selling prices for ceiling tile and higher shipments of ceiling grid.

The Corporation's gross margin percentage (gross profit as a percent of net sales) was 22.4% in the third quarter of 2005, up from 19.9% in the third quarter of 2004. This improvement was primarily the result of higher selling prices and increased shipments for SHEETROCK(R) brand gypsum wallboard. Profit margins have been pressured by high levels of manufacturing costs related to the prices of natural gas (a major source of energy for the Corporation) and raw materials.

During the third quarter of 2005, the Internal Revenue Service ("IRS") finalized its audit of the Corporation's federal income tax returns for the years 2000 through 2002. As a result of the audit, the Corporation's federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on the Corporation's financial statements. In addition, due to the results of the audit, a portion of the Corporation's recorded income tax contingency reserves became unnecessary. Consequently, the Corporation's income tax provision was reduced (and consolidated net earnings increased) in the third quarter of 2005 by $25 million.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. The Debtors' bankruptcy cases (the "Chapter 11 Cases") are pending in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

The Debtors intend to address their liability for all present and future asbestos claims, as well as all other pre-petition claims, in a plan or plans of reorganization approved by the Bankruptcy Court. The Debtors currently have the exclusive right to file a plan of reorganization. The Debtors have obtained several extensions of the exclusive period, which is currently extended to December 31, 2005. The Debtors may seek additional extensions of the exclusive period depending upon developments in the Chapter 11 Cases.

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

During 2005, there have also been developments regarding potential federal legislation. See Potential Federal Legislation Regarding Asbestos Personal Injury Claims, below. See also, Item 1, Note 2, Voluntary Reorganization Under Chapter 11, and Note 13, Litigation, for additional information on the background of asbestos litigation, estimated cost, and developments in the Corporation's reorganization proceedings, including litigation proceedings relating to estimation of the Debtors' asbestos personal injury liabilities, whether the Debtors other than U.S. Gypsum are responsible for U.S. Gypsum's asbestos liabilities, and whether the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter (R. Pa.) introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Bill"). The FAIR Bill is co-sponsored by sixteen Republican Senators and three Democratic Senators. The FAIR Bill was referred to the Senate Committee on the Judiciary and was approved by the Committee on May 27, 2005, with thirteen senators voting in favor of the bill and five voting against it. However, several senators on the Committee who voted in favor of the bill have stated that additional changes must be made to the FAIR Bill in order for them to vote in favor of passage of the bill by the full Senate. The FAIR bill has not been approved by the full Senate, has not been considered by the House of Representatives, and is not law.

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

ESTIMATED COST OF ASBESTOS LIABILITY

Prior to the Filing, in the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing to $1,185 million its total accrued reserve for resolving in the tort system the asbestos claims pending as of December 31, 2000, and expected to be filed through 2003. At that time, the estimated range of U.S. Gypsum's probable liability for such claims was between $889 million and $1,281 million, including defense costs. These amounts are stated before tax benefit and are not discounted to present value. As of September 30, 2005, the Corporation's accrued reserve for asbestos claims totaled $1,061 million.

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

As the Chapter 11 Cases and the legislation process proceed, the Debtors likely will gain more information from which a reasonable estimate of the Debtors' probable liability for present and future asbestos personal injury and property damage claims can be determined. If such estimate differs from the existing reserve, the reserve will be adjusted, and it is possible that a charge to results of operations will be necessary at that time. In such a case, the Debtors' asbestos liability could vary significantly from the recorded estimate of liability and could be greater than the high end of the range estimated in 2000. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

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

It is also not possible to predict how the plan of reorganization will treat intercompany indebtedness, licenses, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into before the Petition Date. Certain of these intercompany transactions have been challenged by various parties in these Chapter 11 Cases (see Item 1, Note 2, Voluntary Reorganization Under Chapter 11), and other arrangements, transactions and relationships may be challenged by parties to these Chapter 11 Cases. The outcome of such challenges may have an impact on the treatment of various claims under any plan of reorganization.

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

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 2005 totaled $1,344 million, a record for any quarter in the Corporation's history and a 14% increase from $1,175 million in the third quarter of 2004. For the first nine months of 2005, record net sales totaled $3,804 million, also up 14% from $3,340 million in the comparable 2004 period. Net sales increased primarily due to higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard and other gypsum-related products. See Core Business Results of Operations below for an explanation of product line results by operating segment.

COST OF PRODUCTS SOLD

Cost of products sold in the third quarter of 2005 was $1,043 million, up 11% from $941 million a year ago. For the first nine months of 2005, cost of products sold totaled $3,022 million, also up 11% from $2,719 million in the comparable 2004 period. These increases were primarily attributable to higher volume for gypsum wallboard and other gypsum-related products and higher manufacturing costs related to the prices of natural gas and raw materials.

GROSS PROFIT

Gross profit in the third quarter of 2005 was $301 million, a 29% increase from $234 million in the third quarter of 2004. For the first nine months of 2005, gross profit totaled $782 million, up 26% from $621 million in the comparable 2004 period. The gross margin percentage was 22.4% in the third quarter of 2005, up from 19.9% in the third quarter of 2004. For the first nine months of 2005, gross margin was 20.6%, up from 18.6% in the comparable 2004 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the third quarter of 2005 were $88 million, up 7% from $82 million in the third quarter of 2004. For the first nine months, these expenses were $264 million versus $238 million a year ago. These increases primarily related to compensation and benefits, including retention and incentive compensation, and higher funding for marketing and growth initiatives. Selling and administrative expenses as a percent of net sales were 6.5% and 6.9% for the third quarter and first nine months of 2005, respectively, versus 7.0% and 7.1% for the comparable 2004 periods.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of earnings consisted of the following (dollars in millions):

                                               Three Months          Nine Months
                                           ended September 30,   ended September 30,
                                           -------------------   -------------------
                                               2005   2004           2005   2004
                                               ----   ----           ----   ----
Legal and financial advisory fees              $11    $ 7            $ 23   $17
Bankruptcy-related interest income              (9)    (3)            (21)   (7)
                                               ---    ---            ----   ---
Total chapter 11 reorganization expenses         2      4               2    10
                                               ===    ===            ====   ===

INTEREST EXPENSE

Interest expense was $1 million and $4 million in the third quarter and first nine months of 2005, respectively, versus $2 million and $4 million for the corresponding 2004 periods. Under SOP 90-7, virtually all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date.

Contractual interest expense not accrued or recorded on pre-petition debt totaled $20 million and $59 million in the third quarter and first nine months of 2005, respectively. From the Petition Date through September 30, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $316 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $7 million and $19 million in the third quarter and first nine months of 2005, respectively, and $53 million from the Petition Date through September 30, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

INTEREST INCOME

Non-bankruptcy related interest income was $3 million in the third quarter and $7 million in the first nine months of 2005. Non-bankruptcy related interest income for the respective 2004 periods was $2 million and $4 million.

INCOME TAXES

Income tax expense amounted to $55 million and $173 million in the third quarter and first nine months of 2005, respectively, compared with $58 and $143 million in the corresponding 2004 periods. The effective tax rates were 33.4% and 38.7% for the first nine months of 2005 and 2004, respectively. The change in the effective tax rates was primarily attributable to the $25 million reduction in the

Corporation's third quarter 2005 income tax provision in connection with the IRS's audit described above in the Overview.

NET EARNINGS

Net earnings for the third quarter of 2005 were $158 million, or $3.57 per diluted share, compared with $90 million, or $2.10 per diluted share, for the third quarter of 2004. For the first nine months of 2005, net earnings totaled $345 million, or $7.90 per diluted share, compared with $227 million, or $5.28 per diluted share, for the first nine months of 2004.

CORE BUSINESS RESULTS OF OPERATIONS

(dollars in millions)

                                         THREE MONTHS          NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     -------------------   -------------------
                                        2005     2004         2005     2004
                                       ------   ------       ------   ------
NET SALES:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    $  755   $  638       $2,129   $1,829
CGC Inc. (gypsum)                          81       73          238      214
Other subsidiaries*                        62       49          157      129
Eliminations                              (56)     (52)        (153)    (147)
                                       ------   ------       ------   ------
Total                                     842      708        2,371    2,025
                                       ------   ------       ------   ------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                       124      118          365      373
USG International                          56       50          159      150
CGC Inc. (ceilings)                        13       12           40       40
Eliminations                              (12)     (12)         (35)     (39)
                                       ------   ------       ------   ------
Total                                     181      168          529      524
                                       ------   ------       ------   ------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                    544      470        1,506    1,286
                                       ------   ------       ------   ------
Eliminations                             (223)    (171)        (602)    (495)
                                       ------   ------       ------   ------
Total USG Corporation                   1,344    1,175        3,804    3,340
                                       ======   ======       ======   ======

OPERATING PROFIT:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                      153        103        371        251
CGC Inc. (gypsum)                         12         12         38         34
Other subsidiaries*                       14         10         25         23
                                      ------     ------     ------     ------
Total                                    179        125        434        308
                                      ------     ------     ------     ------

WORLDWIDE CEILINGS:
USG Interiors, Inc.                       13          9         32         40
USG International                          3          4          8          9
CGC Inc. (ceilings)                        2          1          7          6
                                      ------     ------     ------     ------
Total                                     18         14         47         55
                                      ------     ------     ------     ------

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                    41         31        106         76
                                      ------     ------     ------     ------
Corporate                                (23)       (20)       (68)       (56)
Chapter 11 reorganization expenses        (2)        (4)        (2)       (10)
Eliminations                              (2)         2         (1)        --
                                      ------     ------     ------     ------
Total USG Corporation                    211        148        516        373
                                      ======     ======     ======     ======

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $842 million increased 19% from the third quarter of 2004, while operating profit increased 43% to $179 million. First nine months net sales of $2,371 million reflected an increase of 17% from a year ago, while operating profit of $434 million increased 41%.

United States Gypsum Company: Third quarter 2005 net sales for U.S. Gypsum increased $117 million, or 18%, from the third quarter of 2004, while operating profit rose $50 million, or 49%. These increases largely reflected higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. In addition, record shipments and higher selling prices were also realized for SHEETROCK(R) brand joint compound and FIBEROCK(R) brand gypsum fiber panels.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $147.85 per thousand square feet in the third quarter of 2005. This price represented a 15% increase from $128.65 in the third quarter of 2004 and a 7% increase from $138.28 in the second quarter of 2005. The benefit of improved pricing was partially offset by higher manufacturing costs related to energy and raw material prices.

Record shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.9 billion square feet during the third quarter of 2005, up 7% from 2.7 billion square feet sold in the third quarter of 2004. Wallboard plants operated at 97% and 93% of capacity in the third quarters of 2005 and 2004, respectively. Industry shipments of gypsum wallboard were up approximately 8% from the third quarter of 2004.

CGC Inc.: Net sales for the gypsum business of Canada-based CGC Inc. increased 11%, while operating profit was unchanged versus the third quarter of 2004. Improvements in gypsum wallboard pricing, as well as the favorable effects of currency translation, were offset by higher manufacturing costs related to energy and raw material prices.

WORLDWIDE CEILINGS

Net sales of $181 million increased 8%, and operating profit of $18 million rose 29% from the third quarter of 2004. First nine months net sales of $529 million reflected a 1% increase from a year ago, while operating profit of $47 million declined 15%.

USG Interiors, Inc.: The Corporation's domestic ceilings business, USG Interiors, Inc. reported third quarter 2005 net sales and operating profit of $124 million and $13 million, respectively. This compared with net sales of $118 million and operating profit of $9 million in the third quarter of 2004. Factors contributing to the improvement in USG Interiors' results included higher selling prices for ceiling tile and higher shipments of ceiling grid. These improvements were partially offset by higher energy and raw material costs.

USG International: Net sales for USG International were up 12% from the third quarter of 2004 primarily due to increased demand in the Pacific region, Europe and Latin America. However, operating profit declined to $3 million from $4 million primarily due to higher prices for steel used in manufacturing ceiling grid in Europe.

CGC Inc.: The ceilings business of CGC Inc. reported increases of $1 million for both net sales and operating profit as compared with the third quarter of 2004. These results primarily reflected improved pricing and increased shipments of ceiling grid, as well as the favorable effects of currency translation.

BUILDING PRODUCTS DISTRIBUTION

Third quarter 2005 net sales and operating profit for L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, were the highest for any quarter in its history. Net sales of $544 million represented a 16% increase versus the third quarter of 2004, while operating profit rose 32% to $41 million. These results were primarily attributable to record shipments of gypsum wallboard, which were up 12% versus the third quarter of 2004. Third quarter results also benefited from improved selling prices for gypsum wallboard, which increased 16%.

For the first nine months of 2005, net sales of $1,506 million and operating profit of $106 million increased 17% and 39%, respectively, versus the first nine months of 2004.

L&W Supply remains focused on opportunities to profitably grow its specialty dealer business, as well as optimize asset utilization. As part of its plan, L&W Supply acquired eight locations in the second quarter of 2005 and now operates 193 locations in the United States as of September 30, 2005, compared with 186 locations as of December 31, 2004, and 184 locations as of September 30, 2004.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
9.6 billion square feet in the third quarter of 2005, an 8% increase from 8.9 billion square feet in the third quarter of 2004. The robust level of activity in the new housing and residential repair and remodel markets, which together account for over two-thirds of all demand for gypsum wallboard, and high industry capacity utilization rates, have resulted in a rise of market selling prices for gypsum wallboard.

The outlook for the remainder of 2005 is positive and the industry is on track to achieve another record year of shipments. The strong new housing and residential repair and remodel markets are expected to keep demand for the Corporation's gypsum wallboard products high. Housing starts through the first nine months of 2005 are running 6% ahead of 2004's level. The impact of rising short term interest rates and declining housing affordability have not yet been felt in the new housing market and may impact demand levels in the future. After an increase in 2004, the commercial construction market (the principal market for the Corporation's ceilings products) has eased in 2005, particularly in the office segment, as a result of uncertainty created by rising building material prices. The fundamentals for commercial building remain solid and modest growth is expected to resume in this segment next year. Overall, these market factors, combined with the Corporation's continued focus on margin improvement and select growth opportunities, should continue to produce strong results during the remainder of 2005. However, the Corporation faces ongoing cost pressures such as higher prices for natural gas and raw materials.

In this environment, the Corporation continues to focus its attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as investing to grow its businesses. In addition, the Corporation will diligently continue its attempt to resolve the Chapter 11 proceedings, consistent with the goal of achieving a fair, comprehensive and final resolution to its asbestos liability.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2005, the Corporation had $1,484 million of cash, cash equivalents, restricted cash and marketable securities, up $235 million, or 19%, from $1,249 million as of December 31, 2004. Of the total September 30, 2005 amount, $317 million was held by non-Debtor subsidiaries. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. Contractual interest expense not accrued or recorded on pre-petition debt was $59 million in the first nine months of 2005 and $316 million since the Petition Date. See Interest Expense, above, for a full discussion of contractual interest not accrued or recorded.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents increased $144 million during the first nine months of 2005. The primary source of cash during this period was earnings from operations. Primary uses of cash were: (i) net purchases of marketable securities of $59 million, (ii) capital spending of $125 million, (iii) pension funding of $51 million, (iv) acquisitions of businesses of $29 million and (v) deposit of restricted cash of $34 million.

Comparing the first nine months of 2005 with the first nine months of 2004, net cash from operating activities was $347 million in the 2005 period compared with $209 million a year ago. This variation was largely attributable to increased net earnings. Net cash used for investing activities increased to $246 million from $242 million primarily reflecting increases in capital spending, acquisitions of businesses and deposit of restricted cash offset to a larger extent by a lower level of net purchases of marketable securities. Net cash of $40 million provided by financing activities during the first nine months of 2005 reflected the exercise of stock options.

CAPITAL EXPENDITURES

Capital spending amounted to $125 million in the first nine months of 2005, compared with $80 million in the corresponding 2004 period. As of September 30, 2005, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $456 million, compared with $283 million as of December 31, 2004. The Corporation's capital expenditures program includes:

     - approximately $180 million for the construction of a new gypsum wallboard plant in Washingtonville, Pa. This facility, which will serve the Northeast markets, is expected to begin operation in mid-2008.

     - approximately $130 million for a project to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line that will position the company for profitable growth in the mid-Atlantic market. This project is expected to be completed in early 2007.

     - approximately $30 million for a mill modernization project at U.S. Gypsum's Plaster City, Calif., gypsum wallboard plant. This project is expected to be completed in early 2007.

     - approximately $13 million for a project to rebuild the Ready-Mix joint compound facility at U.S. Gypsum's Jacksonville, Fla., plant. This project is expected to be completed in mid-2007.

Construction has begun on the Norfolk project. Construction will begin in early 2006 for the Plaster City and Jacksonville projects and late 2006 for the Washingtonville plant. The costs for these projects will be funded by cash from operations.

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

WORKING CAPITAL

Working capital (current assets less current liabilities) as of September 30, 2005, amounted to $1,551 million, and the ratio of current assets to current liabilities was 3.33-to-1. As of December 31, 2004, working capital amounted to $1,220 million, and the ratio of current assets to current liabilities was 3.14-to-1.

Receivables increased to $496 million as of September 30, 2005, from $413 million as of December 31, 2004, primarily reflecting first quarter payments of customer rebates and a 19% increase in net sales for the month of September 2005 as compared with December 2004. Inventories declined slightly to $333 million from $338 million. Accounts payable increased to $299 million from $270 million. Accrued expenses increased to $248 million from $224 million as of December 31, 2004.

MARKETABLE SECURITIES

As of September 30, 2005, $507 million was invested in marketable securities, up $57 million from $450 million as of December 31, 2004. Of the September 30, 2005 amount, $318 million was invested in long-term marketable securities and $189 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

RESTRICTED CASH AND LETTERS OF CREDIT

As of September 30, 2005, a total of $77 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

The Corporation has a $175 million credit agreement, which expires on April 30, 2008, with LaSalle Bank N.A. to support the issuance of letters of credit needed to support business operations. As of September 30, 2005, $69 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%, were outstanding.

DEBT

As of September 30, 2005, total debt amounted to $1,006 million, of which $1,005 million was included in liabilities subject to compromise. These amounts were unchanged from the December 31, 2004, levels and do not include any accruals for post-petition contractual interest expense.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's 2004 Annual Report on Form 10-K, which was filed on February 18, 2005, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2005.

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

On October 1, 2005, the Corporation began to roll out a new enterprise resource planning system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help the Corporation better serve its customers. Other than the changes related to the new system, there was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of September 30, 2005 and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

Chicago, Illinois
October 26, 2005

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13, Litigation, for information concerning the asbestos and related bankruptcy litigation, silica litigation and environmental litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                 (c) Total Number of      (c) Maximum Number (or
                                                                  Shares (or Units)     Approximate Dollar Value)
                      (a) Total Number      (b) Average Price   Purchased as Part of       of Shares (or Units)
                    of Shares (or Units)   Paid per Share (or    Publicly Announced     that May Yet Be Purchased
Period                    Purchased               Unit)           Plans or Programs    Under the Plans or Programs
-----------------   --------------------   ------------------   --------------------   ---------------------------
2005
January                       --                     --                   --                        --
February                      --                     --                   --                        --
March                         --                     --                   --                        --
                             ---                  -----                  ---                       ---
Total 1st Quarter             --                     --                   --                        --
                             ===                  =====                  ===                       ===
April                         --                     --                   --                        --
May                          789                  45.85                   --                        --
June                          --                     --                   --                        --
                             ---                  -----                  ---                       ---
Total 2nd Quarter            789                  45.85                   --                        --
                             ===                  =====                  ===                       ===
July                          --                                          --                        --
August                        --                     --                   --                        --
September                     --                     --                   --                        --
                             ---                  -----                  ---                       ---
Total 3rd Quarter             --                     --                   --                        --
                             ===                  =====                  ===                       ===

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

October 31, 2005