Form 10-K
period 2005-12-31
USG CORP
filed 2006-02-14
CIK 757011

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the fiscal year ended December 31, 2005

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
              Title of Each Class                        Which Registered
              -------------------                     -----------------------
                                                      New York Stock Exchange
Common Stock, $0.10 par value                         Chicago Stock Exchange

Preferred Share Purchase Rights (subject to           New York Stock Exchange
Rights Agreement dated March 27, 1998, as amended)    Chicago Stock Exchange

Preferred Stock Purchase Rights (subject to           New York Stock Exchange
Reorganization Rights Plan, dated January 30, 2006)   Chicago Stock Exchange

8.5% Senior Notes, Due 2005                           New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None
--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]  Accelerated filer  [ ]  Non-accelerated filer  [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      The aggregate market value of the registrant's common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $1,834,759,765.

      The number of shares outstanding of the registrant's common stock as of January 31, 2006, was 44,683,671.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of USG Corporation's definitive Proxy Statement for use in connection with the annual meeting of stockholders to be held on May 10, 2006, are incorporated by reference into Part III of this Form 10-K Report where indicated.

                                TABLE OF CONTENTS

PART I                                                                   Page
---------                                                                ----
Item  1.      Business...............................................    3
Item  1a.     Risk Factors...........................................    8
Item  1b.     Unresolved Staff Comments..............................    13
Item  2.      Properties.............................................    14
Item  3.      Legal Proceedings......................................    15
Item  4.      Submission of Matters to a Vote of Security Holders....    15

PART II
Item  5.      Market for the Registrant's Common Stock, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities...........................................    16
Item  6.      Selected Financial Data................................    17
Item  7.      Management's Discussion and Analysis of Results of
                Operations and Financial Condition...................    18
Item  7a.     Quantitative and Qualitative Disclosures About
                Market Risks.........................................    40
Item  8.      Financial Statements and Supplementary Data............    41
Item  9.      Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure..................    81
Item  9a.     Controls and Procedures................................    81

PART III
Item  10.     Directors and Executive Officers of the Registrant.....    83
Item  11.     Executive Compensation.................................    85
Item  12.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...........    85
Item  13.     Certain Relationships and Related Transactions.........    85
Item  14.     Principal Accounting Fees and Services.................    85

PART IV
Item  15.     Exhibits and Financial Statement Schedules.............    86

Signatures  .........................................................    90

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

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001, the Corporation and 10 of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases of the Debtors (the "Chapter 11 Cases") have been consolidated for purposes of joint administration as In re:
USG Corporation et al. (Case No. 01-2094). These cases do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by Debtor L&W Supply Corporation. The Debtors initiated Chapter 11 proceedings to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses, and to maintain the Debtors' leadership positions in their markets. The Debtors are operating their businesses as debtors-in-possession subject to the provisions of the Bankruptcy Code.

      U.S. Gypsum is a defendant in asbestos lawsuits alleging both property damage and personal injury. Other Debtors also have been named as defendants in a small number of asbestos personal injury lawsuits. As a result of the Filing, all pending asbestos lawsuits against U.S. Gypsum and other Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court. Since the Filing, the Debtors have ceased making payments with respect to asbestos lawsuits.

      In late January 2006, the Debtors, the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC"), and the legal representative for future asbestos personal injury claimants (the "Futures Representative") reached an agreement to resolve Debtors' present and future asbestos personal injury liabilities and to cooperate in the confirmation of a plan of reorganization consistent with that resolution (the "Asbestos Agreement"). The Asbestos Agreement was approved by USG's Board of Directors on January 29, 2006, and was executed by the Futures Representative and each law firm representing a member of the ACC. The Asbestos Agreement also is supported by the committee representing unsecured creditors (the "Official Committee of Unsecured Creditors") and the committee representing the Corporation's shareholders (the "Official Committee of Equity Security Holders"). The Asbestos Agreement does not include asbestos property damage claims, and the committee representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants") has not taken a position on the Asbestos Agreement.

      As contemplated by the Asbestos Agreement, the Debtors expect to file a proposed plan of reorganization (the "Proposed Plan") and a Disclosure Statement with the Bankruptcy Court in February 2006 incorporating the terms of the Asbestos Agreement and addressing the treatment of other claims and interests. Pursuant to the Proposed Plan, a trust would be created and funded by Debtors pursuant to Section 524(g) of the Bankruptcy Code, and this trust would compensate all qualifying present and future asbestos personal injury claims against the Debtors. If confirmed by the courts, the Proposed Plan would contain an injunction channeling all asbestos personal injury claims against the Debtors to the Section 524(g) trust for payment and precluding any individual or entity from bringing an asbestos personal injury claim against Debtors. This channeling injunction would include any asbestos personal injury claims against Debtors relating to A.P. Green Refractories Co., a former subsidiary of U.S. Gypsum and the

Corporation. The amount that the Debtors would be required to pay to the Section 524(g) asbestos personal injury trust would depend upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted by the 10th day after final adjournment of the 109th Congress. If the Proposed Plan is confirmed and the legislation is enacted by that date, the Debtors' funding obligation to the Section 524(g) trust would be $900 million. If the Proposed Plan is confirmed and such legislation is not enacted before that date, or such legislation is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust would total $3.95 billion.

      Under the Proposed Plan, allowed claims of all other creditors, including allowed claims of general unsecured creditors, would be paid in full, with interest where required. Disputed claims, including disputed asbestos property damage claims, would be resolved in the bankruptcy proceedings or other forum, where appropriate. Upon resolution of those disputed claims, the allowed amount of any such claims would also be paid in full, with interest where required. Shareholders of the Corporation as of the effective date of the Proposed Plan would retain their shares, and pursuant to a proposed shareholder rights offering, would have the right to purchase, at $40.00 per share, one new common share of the Corporation for each share owned as of the effective date of the rights offering.

      There are important conditions to the Asbestos Agreement and conditions to confirmation and effectiveness of the Proposed Plan. One of the conditions of the Asbestos Agreement is that the Proposed Plan must be confirmed and have an effective date on or before August 1, 2006, absent written agreement among all parties to the Asbestos Agreement to extend that time. There can be no assurance that the Proposed Plan will be confirmed or, if confirmed, become effective by August 1, 2006.

      Additional information about the Proposed Plan, the Section 524(g) asbestos personal injury trust contemplated by the Proposed Plan, funding relating to the Proposed Plan, conditions and other factors relating to the effectiveness of the Proposed Plan, and asbestos litigation involving the Debtors is set forth in Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,
Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation.

OPERATING SEGMENTS

The Corporation's operations are organized into three operating segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. Net sales for the respective segments accounted for approximately 54%, 12% and 34% of 2005 consolidated net sales.

NORTH AMERICAN GYPSUM

BUSINESS

North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc. ("CGC") in Canada, and USG Mexico, S.A. de C.V. ("USG Mexico") in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately one-third of total domestic gypsum wallboard sales in 2005. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.

PRODUCTS

North American Gypsum's products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK(R) brand name. Also sold under the SHEETROCK(R) brand name is a line of joint compounds used for finishing wallboard joints. The DUROCK(R) line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK(R) line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems and as roof cover board sold under the SECUROCK(R) brand name. The LEVELROCK(R) line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential, commercial and multi-family installations. The Corporation produces a variety of construction plaster products used to provide a custom finish for residential and commercial interiors.

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

MANUFACTURING

North American Gypsum's products are manufactured at 42 plants located throughout the United States, Canada and Mexico.

      Gypsum rock is mined or quarried at 14 company-owned locations in North America. In 2005, these locations provided approximately 70% of the gypsum used by the Corporation's plants in North America. Certain plants purchase or acquire synthetic gypsum and natural gypsum rock from various outside sources. Outside purchases or acquisitions accounted for 30% of the gypsum used in the Corporation's plants. The Corporation's geologists estimate that its recoverable rock reserves are sufficient for more than 24 years of operation based on the Corporation's average annual production of crude gypsum during the past five years of 9.7 million tons. Proven reserves contain approximately 240 million tons. Additional reserves of approximately 148 million tons are found on four properties not in operation.

      About 26% of the gypsum used in the Corporation's plants in North America is synthetic gypsum, which is a by-product resulting from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. The Corporation has entered into a number of long-term supply agreements that provide for the acquisition of such gypsum. The Corporation generally takes possession of the gypsum at the producer's facility and transports it to its user wallboard plants, by water where convenient using ships or river barges, or by railcar or truck. The supply of synthetic gypsum is continuing to increase as more power generation plants are fitted with desulphurization equipment. Of the Corporation's gypsum wallboard plants, 48% use some or all synthetic gypsum in their operations.

      The Corporation owns and operates seven paper mills located across the United States. Vertical integration in paper ensures a continuous supply of high-quality paper that is tailored to the specific needs of the Corporation's wallboard production processes. The Corporation augments its paper needs through purchases from outside suppliers. About 7% of the Corporation's paper supply was purchased from such sources during 2005.

MARKETING AND DISTRIBUTION

Distribution is carried out through L&W Supply Corporation ("L&W Supply"), a wholly owned subsidiary of the Corporation, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on the Corporation's estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, management estimates that during 2005 about 47% of total industry volume demand for gypsum wallboard was generated by new residential construction, 39% of volume demand was generated by residential and nonresidential repair and remodel activity, 8% of volume demand was generated by new nonresidential construction, and the remaining 6% of volume demand was generated by other activities such as exports and temporary construction.

COMPETITION

The Corporation accounts for more than 30% of the total gypsum wallboard sales in the United States. In 2005, U.S. Gypsum shipped 11.3 billion square feet of wallboard, the highest level in its history. U.S. industry shipments (including imports) estimated by the Gypsum Association were a record 37.2 billion square feet. Competitors in the United States are: National Gypsum Company, BPB (through its subsidiaries BPB Gypsum, Inc. and BPB America Inc.), Georgia-Pacific Corporation, American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America, Inc. and PABCO Gypsum. Competitors in Canada include BPB Canada Inc., Georgia-Pacific Corporation and Lafarge North America, Inc. The major competitor in Mexico is Panel Rey, S.A. Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

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

MARKETING AND DISTRIBUTION

Worldwide Ceilings' products are sold primarily in markets related to the construction and renovation of commercial buildings. Marketing and distribution are conducted through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.

COMPETITION

The Corporation estimates that it is the world's largest manufacturer of ceiling grid. Principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. The Corporation estimates that it is the second-largest manufacturer/marketer of acoustical ceiling tile in the world. Principal global competitors include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), BPB America Inc. and AMF Mineralplatten GmbH Betriebs KG (owned by Gebr. Knauf Verwaltungsgellschaft KG). Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

BUILDING PRODUCTS DISTRIBUTION

BUSINESS

Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2005, L&W Supply distributed approximately 11% of all gypsum wallboard in the United States, including approximately 32% of U.S. Gypsum's wallboard production.

MARKETING AND DISTRIBUTION

L&W Supply was organized in 1971. It is a service-oriented organization that stocks a wide range of construction materials and delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 50% of its 2005 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors such as acoustical ceiling tile and grid as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases are five years and include renewal options.

      L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. As part of its plan, L&W Supply acquired eight locations in 2005. As of December 31, 2005, L&W Supply operated 192 locations in 36 states, compared with 186 locations and 183 locations as of December 31, 2004 and 2003, respectively.

COMPETITION

L&W Supply competes with a number of specialty wallboard distributors, lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors. Competitors include Gypsum Management Supply with locations in the southern, central and western United States, Rinker Materials Corporation in the southeastern United States (primarily in Florida), KCG, Inc. in the southwestern and central United States, The Strober Organization, Inc. in the northeastern and mid-Atlantic states, and Allied Building Products Corporation in the northeastern, central and western United States. Principal methods of competition are location, service, range of products and pricing.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 10, Directors and Executive Officers of the Registrant - Executive Officers of the Registrant (as of February 14, 2006).

OTHER INFORMATION

RESEARCH  AND DEVELOPMENT

The Corporation performs research and development at the USG Research and Technology Innovation Center (the "Research Center") in Libertyville, Ill. Research team members provide product support and new product development for the operating units of the Corporation. With unique fire, acoustical, structural and environmental testing capabilities, the Research Center can evaluate products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot-plant level before being transferred to a full-size plant. Research is also conducted at two satellite locations where industrial designers and fabricators work on new ceiling grid concepts and prototypes.

      In 2006, a new lab will be formed to give special focus to innovation, further enhancing the research team's commitment to the Corporation's growth initiative.

      Research and development expenditures are charged to earnings as incurred and amounted to $17 million, $17 million and $18 million in the years ended December 31, 2005, 2004 and 2003, respectively.

ENERGY

Primary supplies of energy have been adequate, and no curtailment of plant operations has resulted from insufficient supplies. Supplies are likely to remain sufficient for projected requirements. Currently, energy price swap agreements are used by the Corporation to hedge the cost of a substantial majority of purchased natural gas.

SIGNIFICANT CUSTOMER

On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of the Corporation's consolidated net sales in 2005, 2004 and 2003.

OTHER

Because orders are filled upon receipt, no operating segment has any significant order backlog.

      None of the operating segments has any special working capital requirements.

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

      In 2005, the average number of employees of the Corporation was 14,100.

      See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 16, Segments, for financial information pertaining to operating and geographic segments.

AVAILABLE INFORMATION

The Corporation maintains a website at www.usg.com and makes available at this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). If you wish to receive a paper copy of any exhibit to the Corporation's reports filed with or furnished to the SEC, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: J. Eric Schaal, Corporate Secretary, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. You may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.   RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the trading prices of our securities could decline, and you could lose all or part of your investment in our securities.

THE DEBTORS EXPECT TO FILE A PROPOSED PLAN TO RESOLVE THEIR PRESENT AND FUTURE ASBESTOS PERSONAL INJURY LIABILITIES PURSUANT TO AN AGREEMENT WITH THE OFFICIAL COMMITTEE OF ASBESTOS PERSONAL INJURY CLAIMANTS (OR ACC) AND THE FUTURES REPRESENTATIVE. HOWEVER, THERE IS NO GUARANTEE THAT THE PROPOSED PLAN WILL BE CONFIRMED. IF THE PROPOSED PLAN, OR A SUBSTANTIALLY SIMILAR PLAN, IS NOT CONFIRMED, THE INTERESTS OF THE DEBTORS' CREDITORS AND STOCKHOLDERS MAY BE SIGNIFICANTLY AND ADVERSELY AFFECTED BY ANY PLAN OF REORGANIZATION ULTIMATELY CONFIRMED, AND THE INTERESTS OF THE CORPORATION'S STOCKHOLDERS MAY BE SUBSTANTIALLY DILUTED OR CANCELLED IN WHOLE OR IN PART. EVEN IF THE PROPOSED PLAN IS CONFIRMED, THE CORPORATION'S PAYMENTS TO THE ASBESTOS PERSONAL INJURY TRUST WILL VARY SUBSTANTIALLY DEPENDING UPON WHETHER FEDERAL ASBESTOS TRUST FUND LEGISLATION IS ENACTED, OR IS ENACTED BUT FOUND UNCONSTITUTIONAL. PASSAGE OF SUCH LEGISLATION IS EXTREMELY SPECULATIVE AND NOT WITHIN THE CONTROL OF THE CORPORATION.

Pursuant to the Asbestos Agreement with the ACC and the Futures Representative, the Debtors expect to file a Proposed Plan in February 2006 pursuant to which the Debtors propose to resolve their present and future asbestos personal injury liabilities through the creation and funding of an asbestos personal injury trust under Section 524(g) of the Bankruptcy Code. If the Proposed Plan is confirmed, all present and future asbestos personal injury claims against the Debtors would be channeled to the trust, and no individual or entity may thereafter bring an asbestos personal injury claim against Debtors. The amount that the Debtors must pay to the Section 524(g) asbestos personal injury trust would depend upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted into law by the 10th day after final adjournment of the 109th Congress. If the legislation is enacted by that date, the Debtors' funding obligation to the Section 524(g) trust would be $900 million. If such legislation is not enacted before that date, or is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust would total $3.95 billion.

      The Asbestos Agreement is subject to numerous conditions. One of the conditions of the Asbestos Agreement is that the Proposed Plan be confirmed and effective no later than August 1, 2006. There is no guarantee that the Proposed Plan will be confirmed or become effective. If the Proposed Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in the Debtors' Chapter 11 Cases are unknown. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, how the plan of reorganization ultimately approved will treat other pre-petition claims, whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities, and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock or other securities. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

      The Asbestos Agreement does not resolve asbestos property damage claims. Currently, approximately 900 proofs of claim alleging asbestos property damage are pending. Under the Proposed Plan, asbestos property damage claims would be separately resolved in the bankruptcy proceedings or other forum, where appropriate.

      See Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation, for additional information on the bankruptcy proceeding, including the potential impacts of asbestos litigation on those proceedings.

AS A RESULT OF THE CHAPTER 11 CASES, OUR HISTORICAL FINANCIAL INFORMATION WILL NOT BE INDICATIVE OF OUR FUTURE FINANCIAL PERFORMANCE.

As a result of the Chapter 11 Cases, our capital structure may be significantly changed by any plan of reorganization. Under fresh start accounting rules that may, or may not, apply to us upon the effective date of any plan of reorganization, our assets and liabilities would be adjusted to fair values and retained earnings would be restated to zero. Accordingly, if fresh start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition or results of operations reflected in our historical financial statements.

      The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, there is significant uncertainty as to the resolution of our asbestos litigation, which, among other things, may lead to possible changes in the composition of our business portfolio, as well as changes in the ownership of the Corporation. This uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Our plans concerning this matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Our historical financial information will not be indicative of our financial performance following approval of any plan of reorganization by the Bankruptcy Court. Under American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," all of our outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since June 25, 2001 (the "Petition Date"). From the Petition Date through December 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $337 million. This calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims.

      In connection with the Chapter 11 Cases and the development of any plan of reorganization, it is also possible that additional restructuring and similar charges may be identified and recorded in future periods. Such charges could be material to the consolidated financial position and results of operations of the Corporation in any given period.

DEBTOR U.S. GYPSUM HAS SIGNIFICANT ASBESTOS PERSONAL INJURY LIABILITIES, AND THE ACC AND FUTURES REPRESENTATIVE CLAIM THAT OTHER DEBTORS HAVE SIGNIFICANT ASBESTOS PERSONAL INJURY LIABILITIES AS WELL. THE PROPOSED PLAN WILL ESTABLISH THE POSSIBLE AMOUNT THAT DEBTORS WOULD BE REQUIRED TO PAY INTO A SECTION 524(g) ASBESTOS PERSONAL INJURY TRUST TO SATISFY ALL LIABILITIES FOR PRESENT AND FUTURE ASBESTOS PERSONAL INJURY CLAIMS AGAINST DEBTORS, INCLUDING CLAIMS AGAINST DEBTORS RELATING TO A.P. GREEN REFRACTORIES, INC., A FORMER SUBSIDIARY OF U.S. GYPSUM AND THE CORPORATION. HOWEVER, IF THE PROPOSED PLAN IS NOT CONFIRMED, THE AMOUNT OF THE DEBTORS' ASBESTOS PERSONAL INJURY LIABILITIES WILL NOT BE RESOLVED AND WILL BE SUBJECT TO SUBSTANTIAL DISPUTE AND UNCERTAINTY.

As a result of the Asbestos Agreement and Proposed Plan, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing the reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as will be set forth in the Proposed Plan (recorded at $3.95 billion on the assumption that the Proposed Plan is confirmed but that the FAIR Act or substantially similar legislation is not enacted as set forth in the Proposed
Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its chapter 11 proceedings, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and legal expenses associated with those claims.

      If the Proposed Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined by the Court through an estimation proceeding in the Chapter 11 Cases. The ACC and the Futures Representative have stated in a court filing that they estimate that the net present value of the Debtors' liability for present and future asbestos personal injury liabilities is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. If the Proposed Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities could ultimately be determined to be significantly different from the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

      See Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation, for additional information on the bankruptcy proceeding and litigation matters.

OUR FUTURE INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The optimum level of future indebtedness will be contingent on the capital structure of the Corporation under a plan of reorganization or in connection with developments thereafter. Our indebtedness could have significant adverse effects on our business. Such adverse effects could include, but are not limited to, the following:

      - make it more difficult for us to satisfy our debt service obligations;

      - increase our vulnerability to adverse economic and industry conditions;

      - require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

      - limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby hurting our results of operations and ability to meet our debt service obligations with respect to our outstanding indebtedness; and

      - limit, along with the financial and other restrictive covenants in our outstanding indebtedness, our ability to borrow additional funds.

OUR BUSINESSES ARE CYCLICAL IN NATURE, AND PROLONGED PERIODS OF WEAK DEMAND OR EXCESS SUPPLY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets. Prices for our products and services are affected by overall supply and demand in the market for our products and for our competitors' products. In particular, market prices of building products historically have been volatile and cyclical, and we, like other producers, may have limited ability to control the timing and amount of pricing changes for our products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our revenues and margins and harm our liquidity, financial condition and operating results.

      The markets that we serve, including, in particular, the housing and construction-based markets, are significantly affected by the movement of interest rates. Significantly higher interest rates could have a material adverse effect on our business and results of operations. Our business is also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency exchange rates, office vacancy rates, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each such geographic market. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and operating results.

THE SEASONAL NATURE OF OUR BUSINESSES MAY ADVERSELY AFFECT OUR QUARTERLY FINANCIAL RESULTS.

A majority of our business is seasonal with peak sales typically occurring from spring through the middle of autumn. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such variations could have a negative impact on our financial performance and the trading prices of our common stock or our other securities.

WE FACE COMPETITION IN EACH OF OUR BUSINESSES. IF WE CANNOT SUCCESSFULLY COMPETE IN THE MARKETPLACE, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

We face competition in each of our operating segments. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features. Aggressive actions by our competitors could lead to lower pricing by us in order to compete. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance, and develop our manufacturing and distribution capabilities.

      We also compete through our use of information technology and expect to continue to improve our systems. We need to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems in order to maintain our market share. While we may use manual processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers' expectations for the capabilities and reliability of these systems could adversely affect our results of operations, particularly during any prolonged period of disruption.

      We intend to continue making investments in research and development to develop new and improved products and more-efficient production methods. We believe we need to continue to develop new products and improve our existing products and production efficiency in order to maintain our market leadership position. A failure to continue making such investments could restrain our revenue growth and harm our operating results and market share. In addition, even if we are able to invest sufficient resources in research and development, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

IF COSTS OF KEY RAW MATERIALS OR EMPLOYEE BENEFITS INCREASE, OR THE AVAILABILITY OF KEY RAW MATERIALS DECREASES, OUR COST OF PRODUCTS SOLD WILL INCREASE, AND OUR OPERATING RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high pressure laminates. The cost of these items has been volatile, and availability has sometimes been limited. We source some of these materials from a limited number of suppliers, which increases the risk of unavailability. Furthermore, we may not be able to pass increased raw materials prices on to our customers if the market or existing agreements with our clients do not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in raw materials prices or if we cannot effectively hedge against price increases, our operating results may be materially and adversely affected.

      Wastepaper prices are affected by market conditions, principally supply. We buy various grades of wastepaper, and shortages occur periodically in one or more grades and may vary among geographic regions. As a result, we have experienced, and expect in the future to experience, volatility in wastepaper availability and its cost, affecting the mix of products manufactured at particular locations or the cost of producing them.

      Energy costs also are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices, and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum and interior systems products, have increased significantly in recent years.

      Transportation costs associated with our gypsum and interior systems products are a significant portion of the variable cost of the North American Gypsum, Worldwide Ceilings and Building Products Distribution segments. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. There can be no assurance that there will not be substantial increases in the price or a decline in the availability of energy in the future, especially in light of recent instability in some energy markets, or, as is the case with raw materials, that we can pass on any such increases through increases in the price of our products.

      About 26% of the gypsum used in our plants is synthetic gypsum, which is a byproduct resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. Environmental regulatory changes or other factors affecting the operations of the plants could have an impact on the price and availability of synthetic gypsum.

      In addition, our profit margins are affected by costs related to maintaining our employee benefit plans (pension and medical insurance for active employees and retirees). The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates. Economic factors and conditions could affect multiple assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.

WE ARE SUBJECT TO PRICE RISK FROM FIXED-PRICE SUPPLY AGREEMENTS FOR NATURAL GAS IF THE MARKET PRICE DROPS, PUTTING US AT A COMPETITIVE DISADVANTAGE.

We seek to reduce the impact of fluctuations in natural gas prices through use of hedging instruments or fixed-price contracts. The principal risk is that we might pay more than market price if the market price drops below the hedged price and our costs might increase relative to our competitors. We may determine at any time to discontinue fixed-price arrangements if necessary. Alternatively, if the market increases, this is a benefit. Over time, our costs could be greater than or less than the prevailing market price.

THE LOSS OF SALES TO ONE OR MORE OF OUR MAJOR CUSTOMERS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We face strong competition for our major customers. If one or more of our major customers reduces, delays or cancels substantial orders for any reason, our business, financial condition and operating results could be negatively affected, particularly for the quarter in which the delay or cancellation occurs.

CERTAIN OF OUR CUSTOMERS HAVE BEEN EXPANDING AND MAY CONTINUE TO EXPAND THROUGH CONSOLIDATION AND INTERNAL GROWTH, THEREBY POSSIBLY DEVELOPING INCREASED BUYING POWER OVER US, WHICH COULD NEGATIVELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

Certain of our important customers are large companies with significant buying power over suppliers. In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other costs increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues and results of operations could be negatively affected.

WE ARE SUBJECT TO ENVIRONMENTAL AND SAFETY REGULATIONS THAT ARE SUBJECT TO CHANGE AND COULD CAUSE US TO MAKE MODIFICATIONS TO HOW WE MANUFACTURE AND PRICE OUR PRODUCTS.

We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials.

      Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, the price and availability of certain of the raw materials that we use, including synthetic gypsum, may vary in the future as a result of environmental laws and regulations affecting certain of our suppliers. An increase in the price of our raw materials, a decline in their availability or future costs relating to our compliance with environmental laws could negatively affect our operating margins or result in reduced demand for our products.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM FOR THEIR EXPERTISE AND LEADERSHIP, AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. Although the Corporation has a retention program as an incentive for management to stay with the Corporation during its Chapter 11 proceedings, we cannot assure you that we will be able to retain all our existing senior management personnel or to attract additional qualified personnel when needed.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE.

No dividends are being paid on the common stock of the Corporation during the pendency of our bankruptcy proceedings. Further, our ability to pay cash dividends on the common stock may be restricted under our financing arrangements following our emergence from bankruptcy.

NATURAL OR MAN-MADE DISASTERS COULD NEGATIVELY AFFECT OUR BUSINESS.

Future disasters caused by earthquakes, hurricanes, floods, terrorist attacks or other events, and any potential response by the U.S. government or military, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have a material adverse effect on our business.

ITEM 1b. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Corporation's plants, mines, quarries, transport ships and other facilities are located in North America, Europe and the Asia-Pacific region. In 2005, U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard plants operated at 96% of capacity. USG Interiors' AURATONE(R) brand ceiling tile plants operated at 79% of capacity. The locations of the production properties of the Corporation's subsidiaries, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

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

*Plants supplied fully or partially by synthetic gypsum

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

CEMENT BOARD

Baltimore, Md.                      New Orleans, La.                   Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Mich.        Santa Fe Springs, Calif.

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

PAPER FOR GYPSUM WALLBOARD

Clark, N.J.                         Jacksonville, Fla.                 South Gate, Calif.
Galena Park, Texas                  North Kansas City, Mo.
Gypsum, Ohio                        Oakfield, N.Y.

OTHER PRODUCTS

A mica-processing plant is located at Spruce Pine, N.C. Metal lath, plaster and drywall accessories and light gauge steel framing products are manufactured at Puebla, Puebla, Mexico; Monterrey, Nuevo Leon, Mexico; and Saltillo, Coahuila, Mexico. Gypsum fiber panel products are manufactured at Gypsum, Ohio. Paper-faced metal corner bead is manufactured at Auburn, Wash., and Weirton, W.Va. Sealants and finishes are manufactured at La Mirada, Calif.

NEW FACILITIES

The Corporation's capital expenditures program includes new gypsum wallboard plants to be built in Washingtonville, Pa., and Tecoman, Mexico. Existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant is being replaced with a new low-cost wallboard line. A new joint compound line will be built at the Baltimore plant, and the joint compound line at the Jacksonville, Fla., plant is being rebuilt.

PLANT CLOSURE

The synthetic gypsum processing plant at Belledune, New Brunswick, Canada, was closed in the second quarter of 2005.

OCEAN VESSELS

Gypsum Transportation Limited, a wholly owned subsidiary of the Corporation and headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to the East Coast plants of U.S. Gypsum. Excess ship time, when available, is offered for charter on the open market to back haul cargo such as coal.

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

CEILING TILE

Cloquet, Minn.       Greenville, Miss.                         Walworth, Wis.

OTHER PRODUCTS

Mineral fiber products are manufactured at Red Wing, Minn., and Walworth, Wis. Metal specialty systems are manufactured at Oakville, Ontario, Canada. Joint compound is manufactured at Peterlee, England (leased), Viersen, Germany, and Port Klang, Malaysia (leased). Bead and trim products are manufactured at Stockton, Calif.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation, for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's common stock trades on the New York Stock Exchange (the "NYSE") and the Chicago Stock Exchange under the trading symbol USG. The NYSE is the principal market for these securities. As of January 31, 2006, there were 3,612 holders of record of the Corporation's common stock. No dividends are being paid on the Corporation's common stock.

      See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

      The high and low sales prices of the Corporation's common stock in 2005 and 2004 were as follows:

                      2005           2004
                 ------------    ------------
                 High     Low    High     Low
----------------------------------------------
First quarter   $40.95  $26.80  $20.17  $15.46
Second quarter   50.00   30.07   19.48   12.30
Third quarter    71.25   40.57   19.95   16.21
Fourth quarter   69.47   56.40   41.67   18.24
----------------------------------------------

      Purchases of equity securities by or on behalf of the Corporation during the fourth quarter of 2005 were as follows:

                                                                 Total Number              Maximum Number
                                                             of Shares (or Units)      (or Approximate Dollar
                          Total Number      Average Price    Purchased as Part of    Value) of Shares (or Units)
2005                  of Shares (or Units)  Paid per Share    Publicly Announced      That May Yet Be Purchased
Period                   Purchased (a)      (or Unit) (b)   Plans or Programs (c)  Under the Plans or Programs (c)
------------------------------------------------------------------------------------------------------------------
October                       1,973            $58.535               -                              -
November                          -                  -               -                              -
December                          -                  -               -                              -
-----------------------------------------------------------------------------------------------------
Total Fourth Quarter         1,973             $58.535               -                              -
-----------------------------------------------------------------------------------------------------

----------
(a) Reflects shares reacquired to provide for tax withholdings on shares issued to employees under the terms of the USG Corporation 1995 Long-Term Equity Plan, 1997 Management Incentive Plan or 2000 Omnibus Management Incentive Plan.

(b) The price per share is based upon the mean of the high and the low prices for a USG Corporation common share on the NYSE on the date of the tax withholding transaction.

(c) The Corporation currently does not have in place a share repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)                                 Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                     2005       2004       2003       2002       2001
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                                          $  5,139   $  4,509   $  3,666   $  3,468   $  3,296
Cost of products sold                                                 4,037      3,672      3,121      2,884      2,882
Gross profit                                                          1,102        837        545        584        414
Selling and administrative expenses                                     352        317        324        312        279
Provision for asbestos claims                                         3,100          -          -          -          -
Chapter 11 reorganization expenses                                        4         12         11         14         12
Provisions for impairment and restructuring                               -          -          -          -         33
Operating profit (loss)                                              (2,354)       508        210        258         90
Interest expense (a)                                                      5          5          6          8         33
Interest income                                                         (10)        (6)        (4)        (4)        (5)
Other expense (income), net                                               -          -         (9)        (2)        10
Income taxes (benefit)                                                 (924)       197         79        117         36
Earnings (loss) before cumulative effect of accounting change        (1,425)       312        138        139         16
Cumulative effect of accounting change                                  (11)         -        (16)       (96)         -
Net earnings (loss)                                                  (1,436)       312        122         43         16
Net Earnings (Loss) Per Common Share:
   Cumulative effect of accounting change                             (0.26)         -      (0.37)     (2.22)         -
   Basic                                                             (32.92)      7.26       2.82       1.00       0.36
   Diluted                                                           (32.92)      7.26       2.82       1.00       0.36

------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (as of the end of the year):
Working capital                                                       1,579      1,220      1,084        939        914
Current ratio                                                          3.63       3.14       3.62       3.14       3.85
Cash, cash equivalents, restricted cash and marketable securities     1,577      1,249        947        830        493
Property, plant and equipment, net                                    1,946      1,853      1,818      1,788      1,800
Total assets                                                          6,142      4,278      3,799      3,636      3,464
Total debt (b)                                                        1,005      1,006      1,007      1,007      1,007
Liabilities subject to compromise                                     5,340      2,242      2,243      2,272      2,311
Total stockholders' equity (deficit)                                   (302)     1,024        689        535        491

------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION:
Capital expenditures                                                    198        138        111        100        109
Stock price per common share (c)                                      65.00      40.27      16.57       8.45       5.72
Cash dividends per common share                                           -          -          -          -      0.025
Average number of employees                                          14,100     13,800     13,900     14,100     14,300
------------------------------------------------------------------------------------------------------------------------

(a) Interest expense excludes contractual interest expense that has not been accrued or recorded subsequent to June 25, 2001. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Results of Operation - Interest Expense.

(b) Total debt for each year presented above includes $1.005 billion of debt classified as liabilities subject to compromise.

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

      In late January 2006, the Debtors, the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC"), and the legal representative for future asbestos personal injury claimants (the "Futures Representative") reached an agreement to resolve Debtors' present and future asbestos personal injury liabilities and to cooperate in the confirmation of a plan of reorganization consistent with that resolution (the "Asbestos Agreement"). The Asbestos Agreement was approved by USG's Board of Directors on January 29, 2006, and was executed by the Futures Representative and each law firm representing a member of the ACC. The Asbestos Agreement also is supported by the committee representing unsecured creditors (the "Official Committee of Unsecured Creditors") and the committee representing the Corporation's shareholders (the "Official Committee of Equity Security Holders"). The Asbestos Agreement does not include asbestos property damage claims, and the committee representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants") has not taken a position on the Asbestos Agreement.

      As contemplated by the Asbestos Agreement, the Debtors expect to file a proposed plan of reorganization (the "Proposed Plan") and Disclosure Statement with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in February 2006 incorporating the terms of the Asbestos Agreement and addressing the treatment of all other claims and interests. Pursuant to the Proposed Plan, a trust would be created and funded by Debtors pursuant to Section 524(g) of the Bankruptcy Code, and this trust would compensate all qualifying present and future asbestos personal injury claims against Debtors. If confirmed by the courts, the Proposed Plan would contain an injunction channeling all asbestos personal injury claims against the Debtors to the Section 524(g) trust for payment and precluding any individual or entity from bringing an asbestos personal injury claim against Debtors. This channeling injunction would include any asbestos personal injury claims against Debtors relating to A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation. The amount that the Debtors would be required to pay to the Section 524(g) asbestos personal injury trust would depend upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted by the 10th day after final adjournment of the 109th Congress. If the Proposed Plan is confirmed and the legislation is enacted by that date, the Debtors' funding obligation to the Section 524(g) trust would be $900 million. If the Proposed Plan is confirmed and such legislation is not enacted before that date or is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust would total $3.95 billion.

      Under the Proposed Plan, allowed claims of all other creditors, including allowed claims of general unsecured creditors, would be paid in full, with interest where required. Disputed claims, including disputed asbestos property damage claims, would be resolved in the bankruptcy proceedings or other forum, where appropriate. Upon resolution of those disputed claims, the allowed amount of any such claims would also be paid in full, with interest where required. Shareholders of the Corporation as of the effective date of the Proposed Plan would retain their shares, and pursuant to a proposed shareholder rights offering, would have the right to purchase, at $40.00 per share, one new common share of the Corporation for each share owned as of the effective date of the rights offering.

      There are important conditions to the Asbestos Agreement and conditions to confirmation and effectiveness of the Proposed Plan. One of the conditions of the Asbestos Agreement is that the Proposed Plan must be confirmed and have an effective date on or before August 1, 2006, absent written agreement among all parties to the Asbestos Agreement to extend that time. There can be no assurance that the Proposed Plan will be confirmed or, if confirmed, become effective by August 1, 2006.

      Additional information about the Proposed Plan, the Section 524(g) asbestos personal injury trust contemplated by the Proposed Plan, funding relating to the Proposed Plan, and conditions and other factors relating to the effectiveness of the Proposed Plan is set forth in Voluntary Reorganization under Chapter 11, below.

      The Corporation had $1.577 billion of cash, cash equivalents, restricted cash and marketable securities as of December 31, 2005. Management believes that this liquidity plus expected operating cash flows and available sources of outside financing will meet the Corporation's cash needs, including making regular capital investments to maintain and enhance its businesses, throughout the chapter 11 proceedings, and including the substantial cash payments that will be required (in addition to the other sources of cash under the Proposed
Plan) if the Proposed Plan is confirmed.

      The Corporation achieved record net sales in 2005, surpassing the previous record set in 2004 by 14%. Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments increased in 2005 due to growth in new housing construction and a strong level of residential remodeling. The Corporation's Worldwide Ceilings operating segment also reported increased net sales for 2005 as compared with 2004 primarily due to higher selling prices for ceiling grid and tile. Shipments of gypsum wallboard were at record levels for the Corporation and the industry in 2005 and are expected to be strong in 2006. The favorable level of activity in the new housing and repair and remodel markets and industry capacity utilization rates in excess of 90% have resulted in a rise in market selling prices for gypsum wallboard. The nationwide average realized selling price for United States Gypsum Company's SHEETROCK(R) brand gypsum wallboard rose 18% from 2004.

      The Corporation's gross margin was 21.4% in 2005, up from 18.6% in 2004. Gross margin improved primarily as a result of higher selling prices for all major product lines and increased shipments of SHEETROCK(R) brand gypsum wallboard.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. The Debtors' bankruptcy cases (the "Chapter 11 Cases") are pending in the Bankruptcy Court and are jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Debtors include USG Corporation and the following subsidiaries:
United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by L&W Supply.

      At the time of the Filing, U.S. Gypsum was a defendant in more than 100,000 asbestos personal injury lawsuits. U.S. Gypsum was also a defendant in 11 asbestos lawsuits alleging property damage. In addition, two subsidiaries, Debtors L&W Supply and Beadex, were defendants in a small number of asbestos personal injury lawsuits.

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

DEVELOPMENTS IN THE REORGANIZATION PROCEEDING

The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a federal district court judge. Judge Conti hears matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters are heard by Judge Fitzgerald. Four official committees were appointed in the Chapter 11

Cases - the Official Committee of Personal Injury Claimants (or ACC), the Official Committee of Asbestos Property Damage Claimants, the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders. In addition, the Bankruptcy Court appointed Dean M. Trafelet as the Futures Representative. The appointed committees together with Mr. Trafelet play significant roles in the Chapter 11 Cases and the resolution of the Chapter 11 Cases.

      The Debtors currently have the exclusive right to file a plan of reorganization, and pursuant to the Asbestos Agreement, the Debtors expect to file a Proposed Plan in February 2006. Pursuant to the Proposed Plan, a trust would be created and funded by Debtors pursuant to Section 524(g) of the Bankruptcy Code, and this trust would compensate all qualifying present and future asbestos personal injury claims against the Debtors. If confirmed by the courts, the Proposed Plan would contain an injunction channeling all asbestos personal injury claims against the Debtors to the Section 524(g) trust for payment and precluding any individual or entity from bringing an asbestos personal injury claim against the Debtors. This channeling injunction would include any asbestos personal injury claims against the Debtors relating to A.P. Green and its affiliates.

      The Section 524(g) asbestos personal injury trust would be funded by the Debtors on the effective date of the Proposed Plan by payment of $890 million in cash; issuance of an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuance of a contingent payment note in the amount of $3.05 billion.

      The contingent payment note of $3.05 billion would be payable to the
Section 524(g) trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national asbestos personal injury trust (collectively, the "FAIR Act") is enacted and made law by the 10th day after final adjournment of the 109th Congress (the "Trigger Date"). With certain exceptions, outlined below, the Debtors' obligations under the $3.05 billion contingent payment note would be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors would be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows:
$1.9 billion of the contingent payment note would be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note would be payable within 180 days after the Trigger Date. Interest would accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

      Each of the Debtors would be co-obligors and jointly and severally liable under both the $10 million note and the $3.05 billion contingent payment note. The $10 million note would be secured by 51 percent of the voting stock of U.S. Gypsum. The Debtors would also grant to the Section 524(g) trust a right to own 51 percent of the voting stock of one of the reorganized Debtors, exercisable upon the occurrence of specified contingencies, to secure payment of the first $1.9 billion of the contingent payment note.

      Pursuant to the Asbestos Agreement, the Proposed Plan will also address the Debtors' obligations under the $3.05 billion contingent payment note if the FAIR Act is enacted by the Trigger Date but is subject to a constitutional challenge to its validity. If there is a constitutional challenge within 60 days of enactment, the Debtors would be obligated to pay the $3.05 billion note if the constitutional challenge results in a final, non-appealable order that the FAIR Act is (i) unconstitutional in its entirety; or (ii) unconstitutional insofar as it applies to debtors in chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as defined in the Asbestos Agreement. If the constitutional challenge is resolved by a final, non-appealable order in any manner other than as described in the preceding sentence, then the $3.05 billion contingent payment, including the right of the trust to own stock of one of the Debtors, would be cancelled.

      The Asbestos Agreement also requires that the Debtors use their reasonable best efforts to have the Proposed Plan confirmed by the courts and effective July 1, 2006. The Asbestos Agreement provides further that if the Proposed Plan is not confirmed and effective by August 1, 2006, the Asbestos Agreement will be terminated unless extended by written agreement of the parties to the Asbestos Agreement, and the Proposed Plan might not be confirmed.

      The Debtors' financial obligations under the Proposed Plan, if confirmed, would depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Proposed Plan through accumulated cash; new debt financing; tax refunds; and a rights offering to the Corporation's stockholders. The Debtors' accumulated cash and marketable securities totaled $1.577 billion as of December 31, 2005. The Corporation expects to raise $1.8 billion in new equity funding through a rights offering pursuant to which each stockholder as of the record date of the rights offering will receive a right to purchase, for each USG Corporation common share held on that date, one new USG Corporation common share at a price of $40.00. If all stockholders were to exercise their right to purchase these additional shares, the percentage ownership of each stockholder in the Corporation would remain unchanged by the rights offering. These rights are expected to be freely tradeable during the offering period in which they are outstanding. The date for the rights offering has not been established but the rights offering is not expected to commence prior to confirmation of the Proposed Plan. Subject to the approval of the Bankruptcy Court, the rights offering will be supported by a backstop equity commitment from Berkshire Hathaway Inc., a current stockholder of the Corporation. Under the terms of the agreement, Berkshire Hathaway Inc. has agreed to exercise all rights distributed to it in the rights offering and purchase from the Corporation, at the same purchase price, all or substantially all of the shares that are not otherwise issued pursuant to the exercise of rights by other stockholders. Subject to approval of the Bankruptcy Court, the Corporation would pay Berkshire Hathaway Inc. a fee of $100 million as consideration for its commitment. The Bankruptcy Court has scheduled a hearing regarding approval of the Berkshire Hathaway Inc. backstop equity commitment on February 23, 2006. It is possible that another entity may offer an alternative to the Berkshire Hathaway Inc. backstop commitment prior to the hearing. The Berkshire Hathaway Inc. backstop equity commitment will expire on September 30, 2006, subject to extension to November 14, 2006, in certain circumstances, including the payment of an additional $20 million fee.

      In connection with the backstop equity commitment, the Corporation and Berkshire Hathaway Inc. entered into a shareholder's agreement whereby Berkshire Hathaway Inc. agreed, among other things, that for a period of seven years following completion of the rights offering, except in limited circumstances, it would not acquire beneficial ownership of the Corporation's voting securities if, after giving effect to the acquisition, Berkshire Hathaway Inc. would own more than 40% of the Corporation's voting securities (or such higher percentage of voting securities that Berkshire Hathaway Inc. would own after making any purchases required under the backstop equity commitment described above). Berkshire Hathaway Inc. further agreed that, during such seven-year period, it would not solicit proxies with respect to securities of the Corporation or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless such proposal or offer is (i) requested by the Corporation's Board of Directors, or (ii) made to the Board of Directors confidentially, is approved by a majority of the voting power of the Corporation not owned by Berkshire Hathaway Inc. and is determined by the independent members of the Board of Directors to be fair to the stockholders. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway Inc. in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the rights offering) will be voted proportionally with all voting shares.

      The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway Inc. registration rights with respect to its shares of the Corporation's common stock.

      In addition to accumulated cash and the rights offering, the Corporation also expects to fund its obligations under the Proposed Plan, if confirmed, through about $1 billion of financing in the second half of 2006 if the $3.05 billion contingent payment note becomes due. Further, the Corporation's cash contributions to the Section 524(g) asbestos trust would be tax deductible and would be expected to generate a cash tax refund based upon a net operating loss that would be created. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Section 524(g) asbestos trust, the Corporation would expect to receive a cash tax refund of about $1.1 billion. If this tax refund has not been received by the Corporation when the final payment is due to the trust, the Corporation would likely require additional debt financing to make such payment.

      There are numerous factors and conditions that will affect confirmation of the Proposed Plan. These include, among others, the following requirements: the class or classes of claimants whose claims are to be addressed by the Section 524(g) asbestos personal injury trust must be established and vote in favor of the

Proposed Plan by at least 75% of those voting; the Bankruptcy Court or the United States District Court for the District of Delaware (the "District Court") must issue various findings of fact and conclusions of law required to create a
Section 524(g) asbestos personal injury trust and issue an injunction channeling all asbestos personal injury claims against Debtors to the Section 524(g) trust, including the findings that the asbestos trust is designed to pay present claims and future demands that involve similar claims in substantially the same manner and that the trust own, or have the right to acquire if specified contingencies occur, a majority of the voting stock of a relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor; the Bankruptcy Court or the District Court must issue various findings that the Proposed Plan complies with all other applicable requirements of the Bankruptcy Code; the Bankruptcy Court or the District Court must enter a confirmation order (and, if the Bankruptcy Court enters the confirmation order, the District Court must affirm it); and the Bankruptcy Court and the District Court, as required, must enter the Section 524(g) injunction set forth in the Proposed Plan. The Asbestos Agreement also requires that the Proposed Plan must be confirmed and become effective no later than August 1, 2006 (unless otherwise agreed to by the parties to the Asbestos Agreement). The failure to resolve disputes with any objectors to the Proposed Plan could materially hinder satisfaction of the requirement in the Asbestos Agreement that the Proposed Plan be effective by August 1, 2006.

      If the Proposed Plan, or a substantially similar plan, is not confirmed, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved. In such a situation, the amount of those liabilities may be resolved through litigation which was pending at the time the Asbestos Agreement was reached. Proceedings relating to estimation of the Debtors' asbestos personal injury liabilities were pending before Judge Conti at that time. The parties to the Asbestos Agreement have agreed to seek a stay of the estimation proceedings. Proceedings relating to whether Debtors other than U.S. Gypsum are responsible for U.S. Gypsum's asbestos liabilities and whether the Debtors are responsible for the asbestos liabilities of A.P. Green were pending before Judge Fitzgerald.

      At the time the Asbestos Agreement was reached, there were key, contested issues among the parties relevant to estimation of Debtors' asbestos personal injury liabilities that were being addressed in the estimation litigation proceeding before Judge Conti. Those key issues included: whether claimants who do not have objective evidence of asbestos-related disease are entitled to be compensated by Debtors and whether such claimants are entitled to vote on any plan of reorganization; the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and the appropriate claim values to apply to legitimate present and future asbestos personal injury claims.

      At the time the Asbestos Agreement was reached, there were also litigation proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green. In 2004, the Debtors other than U.S. Gypsum filed a complaint requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum.

      The ACC and the Futures Representative opposed the Debtors in these proceedings. The ACC and the Futures Representative have alleged that the asbestos personal injury liabilities of U.S. Gypsum exceed its value, and, in opposition to the Debtors' complaint, the ACC and the Futures Representative filed counterclaims seeking a ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

      The ACC and the Futures Representative also have alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities. The Official Committee of Asbestos Property Damage Claimants asserted similar counterclaims.

      The Proposed Plan, if confirmed, would resolve the issue of Debtors' liability for present and future asbestos personal injury claims relating to A.P. Green by channeling those claims to the Section 524(g) trust created pursuant to the Proposed Plan. A.P. Green, which manufactured and sold refractory products, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. This newly formed corporation is also referred to herein as "A.P. Green." A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of the Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of the Corporation.

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

      In September 2005, the debtors in the A.P. Green reorganization proceeding filed a proposed plan of reorganization which, if approved, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a trust created under Section 524(g) of the Bankruptcy Code. The plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The proposed plan of reorganization in the A.P. Green proceedings has not been confirmed. A confirmation hearing is scheduled for June 5, 2006. The A.P. Green plan documents state that the trust that will address asbestos claims against A.P. Green will be funded with approximately $334 million in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Prior to its petition date, A.P. Green had resolved about 203,000 asbestos-related claims for about $448 million in indemnity costs. In addition, A.P. Green had resolved approximately 49,500 asbestos-related claims in the aggregate amount of $491 million, which were unpaid as of the petition date. (These 49,500 claims are included in the 235,757 pending claims referenced above.)

      The Proposed Plan to be filed by the Debtors in their Chapter 11 Cases contemplates that all asbestos personal injury claims against the Debtors relating to A.P. Green will be channeled to the Debtors' Section 524(g) trust. However, the Proposed Plan is subject to numerous conditions. There is no guarantee that the Proposed Plan will be confirmed. If the Proposed Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases are unknown. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, including alleged liabilities relating to A.P. Green; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock or other securities. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act"). The FAIR Act of 2005 is co-sponsored by 17 Republican Senators and three Democratic Senators. The Act was referred to the Senate Committee on the Judiciary and was approved by the committee on May 27, 2005, with 13 senators voting in favor of the bill and five voting against it. However, several senators on the committee who voted in favor of the bill stated that additional changes must be made to the Act in order for them to vote in favor of passage of the bill by the full Senate. The FAIR Act of 2005 has not been approved by the full Senate, has not been considered by the House of Representatives, is not law and may not become law.

      The FAIR Act of 2005 approved by the Senate Judiciary Committee is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the Act's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Act of 2005 as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

      In the Act's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the Act. In addition to the annual payments required under the allocation methodology, defendant participants may be subject to surcharges under certain circumstances, including but not limited to a failure of the scheduled contributions to meet the defendant participants' guaranteed annual funding requirements under the Act. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the Act, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Act of 2005, notwithstanding the fact that the companies are still in chapter 11 proceedings. The Act also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

      As stated above, pursuant to the Proposed Plan to be filed by Debtors, the amount that Debtors would be required to pay into the Section 524(g) asbestos personal injury trust would be contingent upon whether the FAIR Act of 2005 or substantially similar legislation (collectively, the "FAIR Act") is enacted by Congress by a date specified in the Proposed Plan.

      The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will ever be enacted or, if enacted, what the terms of the final legislation might be. Previously, in April 2004, a similar, but not identical, bill (the Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Enactment of the FAIR Act addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount the Debtors would be required to pay into its
Section 524(g) trust if the Proposed Plan is confirmed, and, even if the Proposed Plan is not confirmed, enactment of such legislation would materially impact the amount of the Debtors' asbestos personal injury liability.

      See Consequences of the Filing, above, and Part II, Item 8, Note 18, Litigation.

ESTIMATED COST OF ASBESTOS LIABILITY

Prior to the Filing, in the fourth quarter of 2000, U.S. Gypsum recorded a noncash, pretax provision of $850 million, increasing to $1.185 billion its total accrued reserve for resolving in the tort system the asbestos personal injury and property damage claims pending as of December 31, 2000, and asbestos personal injury claims expected to be filed through 2003. At that time, the estimated range of U.S. Gypsum's probable liability for such claims was between $889 million and $1.281 billion, including defense costs. These amounts are stated before tax benefit and are not discounted to present value. As of September 30, 2005, the Corporation's accrued reserve for asbestos claims totaled $1.061 billion.

      As a result of the Asbestos Agreement and Proposed Plan, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing the reserve for all asbestos-related claims to $4.161 billion as of December 31, 2005. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as will be set forth in the Proposed Plan (recorded at $3.95 billion on the assumption that the Proposed Plan is confirmed but that the FAIR Act is not enacted as set forth in the Proposed
Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in their Chapter 11 Cases, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and legal expenses associated with those claims.

      If the Proposed Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined by the court in an estimation proceeding in the bankruptcy. The amount of Debtors' liabilities for asbestos personal injury liabilities could be determined to be significantly different than the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows, and results of operations in the period recorded.

POTENTIAL OUTCOMES OF THE FILING

If the Proposed Plan is confirmed, all present and future asbestos personal injury claims against the Debtors would be channeled to a Section 524(g) trust, and no individual or entity may thereafter bring an asbestos personal injury claim against Debtors. Under the Proposed Plan, allowed claims of other creditors, including allowed claims of general unsecured creditors, would be paid in full, with interest where required. Shareholders of the Corporation as of the effective date of the Proposed Plan would retain their shares and, pursuant to a proposed shareholder rights offering, would have the right to purchase, at $40.00 per share, one new common share of the Corporation for each share owned as of the date of the rights offering. The amount that the Debtors would pay to the Section 524(g) asbestos personal injury trust depends upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted before the date specified in the Proposed Plan. If such legislation is enacted before the specified date, the Debtors' funding obligation to the Section 524(g) trust would be $900 million. If such legislation is not enacted before the specified date, or is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust would total $3.95 billion.

      The Asbestos Agreement is subject to numerous conditions, including the requirement in the Asbestos Agreement that the Proposed Plan be confirmed and effective no later than August 1, 2006. There is no guarantee that the Proposed Plan will be confirmed. If the Proposed Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases are unknown. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, how the plan of reorganization ultimately approved will treat other pre-petition claims, whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities, and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

      See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceedings and estimated cost.

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. All of the Corporation's pre-petition debt is currently in default and was recorded at face value and classified within liabilities subject to compromise. U.S. Gypsum's asbestos liability also is classified within liabilities subject to compromise. See Part II, Item 8, Note 2, Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

RECONCILIATION OF NON-GAAP FINANCIAL MATTERS

References to consolidated net earnings excluding the provision for asbestos claims and cumulative effect of accounting change related to the adoption of Financial Accounting Standards Board Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirements," and references to operating profit for both the North American Gypsum operating segment and U.S. Gypsum are non-GAAP measures. Management believes this information provides investors with a more useful comparison of the Corporation's ongoing business performance.

      The following table provides a reconciliation of reported consolidated net loss and loss per share to net earnings and earnings per share excluding the impact of the after-tax asbestos charge and change in accounting principle.

(millions, except share data)                     2005
---------------------------------------------------------
Reported net loss                               $ (1,436)
Provision for asbestos claims, net of tax          1,935
Accounting change for FIN 47, net of tax              11
---------------------------------------------------------
Net earnings excluding asbestos charge and
   accounting change                                 510
=========================================================
Earnings (Loss) Per Common Share:
Reported net loss                               $ (32.92)
Provision for asbestos claims, net of tax          44.36
Accounting change for FIN 47, net of tax            0.26
---------------------------------------------------------
Net earnings excluding asbestos charge and
   accounting change                               11.70
=========================================================

      The following table provides a reconciliation of reported operating loss to operating profit excluding the impact of the pretax asbestos charge for the North American Gypsum segment and U.S. Gypsum.

(millions)                                        2005
---------------------------------------------------------
North American Gypsum:
Reported operating loss                         $ (2,466)
Provision for asbestos claims                      3,100
---------------------------------------------------------
Operating profit excluding asbestos charge           634
=========================================================
U.S. Gypsum:
Reported operating loss                         $ (2,557)
Provision for asbestos claims                      3,100
---------------------------------------------------------
Operating profit excluding asbestos charge           543
=========================================================

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales were $5.139 billion in 2005, $4.509 billion in 2004 and $3.666 billion in 2003.

      Net sales for 2005 reached an all-time high and represented a 14% increase over 2004. For the second consecutive year, net sales increased for all three operating segments. Net sales were up for North American Gypsum primarily due to higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. Net sales for the Building Products Distribution segment improved primarily due to record shipments and higher selling prices for gypsum wallboard. Net sales for the Worldwide Ceilings segment increased primarily due to higher selling prices for ceiling grid and tile, while shipments of these product lines were down.

      Net sales increased 23% in 2004 as compared with 2003 reflecting increased sales for all three operating segments. Net sales improved for North American Gypsum due to higher selling prices and increased shipments for SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint compounds, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels. Net sales for the Building Products Distribution segment rose due to record shipments and higher selling prices for gypsum wallboard and increased sales of complementary products. Net sales for the Worldwide Ceilings segment increased primarily due to higher selling prices for ceiling grid and tile, while shipments of these product lines were virtually unchanged.

COST OF PRODUCTS SOLD

Cost of products sold totaled $4.037 billion in 2005, $3.672 billion in 2004 and $3.121 billion in 2003.

      Cost of products sold increased in 2005 compared with 2004 primarily reflecting increased volume for SHEETROCK(R) brand gypsum wallboard and gypsum-related products as well as higher prices for natural gas, freight and raw materials.

      Cost of products sold increased in 2004 from 2003 largely due to increased volume for SHEETROCK(R) brand gypsum wallboard and gypsum-related products. Other key factors for the increase in 2004 versus 2003 were higher costs related to the price of natural gas, employee benefits (pension and medical insurance for active employees and retirees), the implementation of a new enterprise-wide software system, the price of steel used in the manufacture of ceiling grid, and the price of wastepaper used in the manufacture of gypsum wallboard. These other key factors accounted for approximately $105 million, or 19%, of the total increase from 2003 to 2004.

GROSS PROFIT

Gross profit was $1.102 billion in 2005, $837 million in 2004 and $545 million in 2003. Gross margin (gross profit as a percentage of net sales) for the respective years was 21.4%, 18.6% and 14.9%.

      The gross profit improvements in 2005 and 2004 primarily reflected increased shipments of SHEETROCK(R) brand gypsum wallboard and higher selling prices for many major product lines, offset in part by the aforementioned margin pressures affecting cost of products sold.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $352 million in 2005, $317 million in 2004 and $324 million in 2003. As a percentage of net sales, these expenses were 6.8%, 7.0% and 8.8% in 2005, 2004 and 2003, respectively.

      The increase in 2005 selling and administrative expenses versus 2004 primarily reflected compensation and benefits, including retention and incentive compensation, and higher funding for marketing and growth initiatives.

      The decrease in 2004 selling and administrative expenses versus 2003 primarily reflected a $7 million decrease in retention expense. Reduced expenses for advertising, the impact of a fourth-quarter 2003 salaried workforce reduction program and other expense reduction initiatives were offset by higher expenses related to employee incentive compensation associated with the attainment of profit goals and employee benefits (pension and medical insurance for active employees and retirees).

PROVISION FOR ASBESTOS CLAIMS

As a result of the Asbestos Agreement and Proposed Plan, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax). This charge is related to an increase in the reserve for the estimated cost of resolving asbestos-related liabilities, including asbestos personal injury claims, asbestos property damage claims, other asbestos-related claims, and associated legal expenses. The provision of $3.1 billion, combined with the existing asbestos-related reserve of $1.061 billion, resulted in a total reserve as of December 31, 2005, of $4.161 billion.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consisted of the following:

(millions)                                2005        2004      2003
---------------------------------------------------------------------
Legal and financial advisory fees        $   36      $   24    $   19
Bankruptcy-related interest income          (32)        (12)       (8)
---------------------------------------------------------------------
Total                                         4          12        11
=====================================================================

INTEREST EXPENSE

Interest expense was $5 million, $5 million and $6 million in 2005, 2004 and 2003, respectively. Under SOP 90-7, all of the Corporation's outstanding debt is classified as liabilities subject to compromise, and interest expense on this debt has not been accrued or recorded since the Petition Date. Contractual interest expense not accrued or recorded on pre-petition debt totaled $80 million in 2005, $71 million in 2004 and $71 million in 2003. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $27 million in 2005, $18 million in 2004 and $11 million in 2003. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

INTEREST INCOME

Non-bankruptcy-related interest income was $10 million, $6 million and $4 million in 2005, 2004 and 2003, respectively.

OTHER INCOME, NET

Other income, net was zero in 2005 and 2004 and $9 million in 2003. The 2003 amount primarily represented net realized currency gains.

INCOME TAXES

An income tax benefit of $924 million was recorded in 2005 due to the provision for asbestos claims. Income tax expense was $197 million in 2004 and $79 million in 2003. The Corporation's effective tax rate was 39.3%, 38.6% and 36.6% in 2005, 2004 and 2003, respectively.

      During the third quarter of 2005, the Corporation's income tax provision was reduced (and consolidated net earnings increased) by $25 million due to the completion by the Internal Revenue Service of its audit of the Corporation's federal income tax returns for the years 2000 through 2002. As a result of the audit, the Corporation's federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on the Corporation's financial statements. In addition, due to the results of the audit, a portion of the Corporation's recorded income tax contingency reserves became unnecessary and were eliminated. This reduction was offset by an increase of $41 million ($28 million net of federal benefit) in the valuation allowance relating to the Corporation's reserve for asbestos claims in the fourth quarter of 2005.

      The increase in the 2004 effective tax rate versus 2003 was primarily attributable to a reduction of the Corporation's income tax payable during 2003. This reduction was determined upon completion of the Corporation's 2002 federal income tax return and resulted from an actual tax liability that was lower than the estimate of taxes payable as of December 31, 2002.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 2005, the Corporation adopted FIN 47. A noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005.

      In January 2003, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A noncash, after-tax charge of $16 million ($27 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of January 1, 2003.

      See Part II, Item 8, Note 11, Asset Retirement Obligations, for additional information related to the adoptions of FIN 47 and SFAS No. 143.

NET EARNINGS

A net loss of $1.436 billion, or $32.92 per share, was recorded in 2005. This loss included the after-tax provision of $1.935 billion, or $44.36 per share, for asbestos claims and an after-tax charge of $11 million, or $0.26 per share, for the cumulative effect of an accounting change related to the adoption of FIN
47. Excluding these charges, 2005 net earnings were $510 million, or $11.70 per share.

      Net earnings were $312 million in 2004 and $122 million in 2003. Diluted earnings per share for the respective years were $7.26 and $2.82.

CORE BUSINESS RESULTS OF OPERATIONS

(millions)                                          Net Sales                        Operating Profit (Loss)
                                        ---------------------------------      -----------------------------------
                                         2005         2004         2003           2005         2004         2003
                                        -------      -------      -------      ---------      -------      -------
NORTH AMERICAN GYPSUM:

United States Gypsum Company            $ 2,881      $ 2,474      $ 2,076      $  (2,557)     $   348      $   157
CGC Inc. (gypsum)                           323          297          256             53           49           33
Other subsidiaries*                         224          178          141             38           31           19
Eliminations
                                           (206)        (196)        (174)             -            -            -
                                        -------      -------      -------      ---------      -------      -------
Total                                     3,222        2,753        2,299         (2,466)         428          209
                                        -------      -------      -------      ---------      -------      -------

WORLDWIDE CEILINGS:

USG Interiors, Inc.                         489          488          446             43           42           31
USG International                           210          200          168              9           12            2
CGC Inc. (ceilings)                          55           51           45             10            8            6
Eliminations                                (47)         (51)         (52)             -            -            -
                                        -------      -------      -------      ---------      -------      -------
Total                                       707          688          607             62           62           39
                                        -------      -------      -------      ---------      -------      -------

BUILDING PRODUCTS DISTRIBUTION:

L&W Supply Corporation                    2,048        1,738        1,295            149          103           53
                                        -------      -------      -------      ---------      -------      -------

Corporate                                     -            -            -            (90)         (73)         (77)
Chapter 11 reorganization expenses            -            -            -             (4)         (12)         (11)
Eliminations                               (838)        (670)        (535)            (5)           -           (3)
                                        -------      -------      -------      ---------      -------      -------
TOTAL USG CORPORATION                     5,139        4,509        3,666         (2,354)         508          210
                                        =======      =======      =======      =========      =======      =======


* Includes USG Mexico, S.A. de C.V., a building products business in Mexico; Gypsum Transportation Limited, a shipping company in Bermuda; and USG Canadian Mining Ltd., a mining operation in Nova Scotia

NORTH AMERICAN GYPSUM

Net sales for the North American Gypsum segment increased 17% in 2005 and 20% in 2004 as compared with the respective prior years. An operating loss of $2.466 billion in 2005 resulted from the $3.1 billion provision for asbestos claims associated with the Asbestos Agreement and Proposed Plan. Excluding this charge, operating profit in 2005 was $634 million, up 48% from 2004. Operating profit more than doubled in 2004 compared with 2003.

United States Gypsum Company: Net sales in 2005 increased $407 million, or 16%, from 2004. An operating loss of $2.557 billion in 2005 included the aforementioned $3.1 billion charge for asbestos claims. Excluding this charge, operating profit was $543 million, an increase of $195 million, or 56%, versus 2004. The improved operating results primarily reflected higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. In addition, record shipments and selling prices were realized for SHEETROCK(R) brand joint compound and FIBEROCK(R) brand gypsum fiber panels.

      Shipments of SHEETROCK(R) brand gypsum wallboard totaled 11.3 billion square feet in 2005, up 3% from the previous record of 11.0 billion square feet in 2004. U.S. Gypsum's wallboard plants operated at 96% of capacity in 2005 compared with 94% in 2004. Industry shipments of gypsum wallboard increased by approximately 6% from 2004.

      While U.S. Gypsum has realized stronger demand, it also has experienced significant cost pressures, as energy, freight and raw material prices have increased significantly. These cost increases have been offset by increased industry pricing, which reflects the strong demand and high industry capacity utilization rates.

      In 2005, U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $143.93 per thousand square feet, up 18% from $122.37 in 2004. In the fourth quarter of 2005, U.S. Gypsum's nationwide average realized selling price reached $155.38, also up 18% from the prior-year period.

      Comparing 2004 with 2003, net sales increased 19%, and operating profit more than doubled primarily due to increased shipments and higher selling prices for its major product lines.

      Strong demand for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard led to record shipments of 11.0 billion square feet during 2004, a 6% increase from
10.4 billion square feet in 2003. U.S. Gypsum's wallboard plants operated at 94% of capacity in 2004, compared with 92% in 2003. Industry shipments of gypsum wallboard in 2004 were up approximately 8% from 2003.

      The nationwide average realized price for SHEETROCK(R) brand gypsum wallboard was $122.37 per thousand square feet in 2004, up 21% from $101.43 in 2003.

      Complementary building products contributed to the favorable results in 2004. Increased shipments and higher selling prices were reported for SHEETROCK(R) brand joint compounds, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels.

      The increased shipments and improved pricing for all major products as well as the implementation of various cost-saving initiatives and improved production efficiencies at U.S. Gypsum's wallboard plants more than offset higher manufacturing costs in 2004. The higher costs were primarily for wastepaper (a raw material used to produce the facing and backing of gypsum wallboard) and natural gas.

CGC Inc.: Net sales and operating profit in 2005 for the gypsum business of Canada-based CGC Inc. ("CGC") increased 9% and 8%, respectively, versus 2004 primarily due to the favorable effects of currency translation. Higher selling prices for CGC's SHEETROCK(R) brand gypsum wallboard, partially offset by lower volume and higher manufacturing costs, also contributed to the improved level of operating profit.

      Comparing 2004 with 2003, net sales increased 16%, and operating profit rose 48%. These results were primarily attributable to increased shipments and higher selling prices for gypsum wallboard and the favorable effects of currency translation.

WORLDWIDE CEILINGS

Net sales in 2005 increased 3% versus 2004, while operating profit was unchanged. Net sales and operating profit in 2004 increased 13% and 59%, respectively, from 2003.

USG Interiors, Inc.: Net sales in 2005 for the Corporation's domestic ceilings business were $489 million, a $1 million increase from 2004, as higher selling prices for ceiling grid and tile were partially offset by lower shipments of these products. Operating profit of $43 million, which also represented a slight increase from 2004, was favorably affected by a variation in last-in, first-out
(LIFO) reserve adjustments for ceiling tile and grid inventory. These adjustments accounted for a $19 million year-on-year increase in operating profit, which was offset to a large extent by higher energy, freight and raw material costs for ceiling grid and tile.

      Comparing 2004 with 2003, net sales and operating profit rose 9% and 35%, respectively. These increases primarily reflected higher selling prices for ceiling grid and tile, while shipments of these product lines were virtually unchanged. Steel is a major component in the production of ceiling grid, and in the first half of 2004, market concerns over a global steel shortage and rising steel costs led to a surge in demand for ceiling grid. In the second half of 2004, demand for grid dropped sharply as a result of the pre-buying in the first half of the year. In addition, the cost of steel rose throughout the year, leading to higher costs to produce grid and inventory steel.

USG International: Net sales for USG International were up 5% from 2004 primarily due to increased demand in Latin America and the Pacific region. However, operating profit declined to $9 million from $12 million primarily due to higher prices for steel used in manufacturing ceiling grid in Europe.

      Comparing 2004 with 2003, net sales increased 19%, while operating profit rose to $12 million from $2 million. These increases primarily reflected improved demand for ceiling grid in Europe and the favorable effects of currency translation.

CGC Inc.: The ceilings business of CGC reported increases of $4 million and $2 million for net sales and operating profit, respectively, as compared with 2004. These results primarily reflected the favorable effects of currency translation and improved pricing.

      Comparing 2004 with 2003, net sales increased $6 million, or 13%, and operating profit increased by $2 million.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profit in 2005 for L&W Supply, the leading specialty building products distribution business in the United States, were the highest for any year in its history. Net sales of $2.048 billion represented an 18% increase versus 2004, while operating profit rose 45% to $149 million. These results were primarily attributable to record shipments of gypsum wallboard, which were up 12% versus 2004. Results in 2005 also benefited from improved selling prices for gypsum wallboard, which increased 18%. Record sales of complementary building products such as drywall metal, ceiling products, joint compound and roofing also contributed to the improved results.

      L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. As part of its plan, L&W Supply acquired eight locations in 2005. As of December 31, 2005, L&W Supply operated 192 locations in 36 states, compared with 186 locations and 183 locations as of December 31, 2004 and 2003, respectively.

      Comparing 2004 with 2003, L&W Supply reported increases in net sales and operating profit of 34% and 94%, respectively. These increases primarily reflected record shipments and higher selling prices for gypsum wallboard sold by L&W Supply. Increased sales of complementary building products also contributed to the improved results. Shipments of gypsum wallboard were up 10%, while selling prices rose 16% compared with 2003.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated 37.2 billion square feet in 2005, an all-time record and a 6% increase from the previous record level of 35.1 billion square feet in 2004. New housing construction continued on a strong pace in 2005. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2005 were an estimated 2.065 million units, the highest level since 1972, compared with actual housing starts of 1.956 million units in 2004 and 1.848 million units in 2003.

      The repair and remodel market, which includes renovation of both residential and nonresidential buildings, accounts for the second-largest portion of the Corporation's sales, behind new housing construction. Because many buyers begin to remodel an existing home within two years of purchase, opportunity from the residential repair and remodel market in 2005 was strong, as sales of existing homes in 2005 are estimated at 6.2 million units, exceeding 2004's level of 5.9 million units.

      The growth in new housing construction and strong residential remodeling resulted in the record shipments of gypsum wallboard described above. These two markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and utilization rates in excess of 90% for the industry resulted in a rise of market selling prices for gypsum wallboard in 2005.

      Future demand for the Corporation's products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. After a moderate increase in 2004, total floor space for which contracts were signed was relatively unchanged in 2005. Segment results were mixed as investment in office space declined while education construction increased slightly.

      The outlook for the Corporation's markets in 2006 remains positive. However, signs of moderation in demand indicators, such as housing starts, and rising mortgage interest rates could reduce the level of demand from both the new housing and residential remodeling markets in the coming year. The fundamentals for nonresidential building remain solid, and modest growth is expected in this market in 2006. In addition, the Corporation, like many other companies, faces many ongoing cost pressures in the areas of energy and raw materials.

      In this environment, the Corporation continues to focus its attention and investments on improving customer service, manufacturing costs and operating efficiencies, as well as investing to grow its businesses. In addition, the Corporation is dedicated to completing the transactions announced for emerging from the Chapter 11 proceedings during 2006.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2005, the Corporation had $1.577 billion of cash, cash equivalents, restricted cash and marketable securities, up $328 million, or 26%, from $1.249 billion as of December 31, 2004. Of the total December 31, 2005, amount, $317 million was held by non-Debtor subsidiaries. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to maintain a program of capital spending aimed at maintaining and enhancing its businesses.

      Under the Proposed Plan, the Section 524(g) asbestos personal injury trust would be funded by the Debtors on the effective date of the Proposed Plan by payment of $890 million in cash; issuance of an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuance of a contingent payment note in the amount of $3.05 billion.

      The contingent payment note of $3.05 billion would be payable to the
Section 524(g) trust depending upon whether the FAIR Act is enacted and made law by the Trigger Date. With certain exceptions, outlined above, the Debtors' obligations under the $3.05 billion contingent payment note would be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors would be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows:
$1.9 billion of the contingent payment note would be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note would be payable within 180 days after the Trigger Date. Interest would accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

      The Debtors propose to fund their obligations through the $1.577 billion of accumulated cash; a rights offering to the Corporation's stockholders that is expected to raise $1.8 billion in new equity funding; new debt financing of about $1 billion; and tax refunds of about $1.1 billion generated from the Debtors' contributions to the Section 524(g) trust.

      See Voluntary Reorganization Under Chapter 11, above, and Part II, Item 8,
Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation, for additional information on the Debtors' obligations and the funding of those obligations under the Proposed Plan.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents increased $180 million during 2005. The primary source of cash during this period was earnings from operations adjusted for noncash items. Primary uses of cash were: (i) capital spending of $198 million, (ii) net purchases of marketable securities of $115 million, (iii) pension funding of $71 million,
(iv) acquisitions of businesses of $29 million and (v) deposit of restricted cash of $35 million.

      Comparing 2005 with 2004, net cash from operating activities was $506 million in 2005 compared with $428 million a year ago. This variation was primarily attributable to increased earnings from operations adjusted for noncash items. Net cash used for investing activities decreased to $372 million from $387 million primarily due to a $99 million decrease in net purchases of marketable securities, partially offset by a $60 million increase in capital spending and a $24 million increase related to the acquisitions of businesses. Net cash provided by financing activities of $44 million during 2005 primarily reflected the exercise of stock options.

CAPITAL EXPENDITURES

Capital spending amounted to $198 million in 2005, compared with $138 million in 2004. As of December 31, 2005, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $587 million, compared with $283 million as of December 31, 2004. The Corporation's capital expenditures program, which is funded by cash from operations, includes:

- approximately $180 million for a new gypsum wallboard plant in Washingtonville, Pa., that will serve the Northeast markets. Construction of this plant will begin in late 2006 and is expected to be completed in the second quarter of 2008.

- approximately $130 million to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line that will position the company for profitable growth in the mid-Atlantic market. Construction on this project began in 2005 and is expected to be completed in the second quarter of 2007.

- approximately $75 million for a new 40,000 ton self-unloading ship that will lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in late 2007.

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Mexico. This facility will serve markets in western Mexico and export gypsum wallboard to Central and Latin America. Construction of this plant will begin in the third quarter of 2006 and is expected to be completed in the second quarter of 2007.

- approximately $30 million for a mill modernization at U.S. Gypsum's Plaster City, Calif., gypsum wallboard plant. Construction on this project will begin in early 2006 and is expected to be completed in mid-2007.

- approximately $16 million to build a ready-mixed joint compound line at U.S. Gypsum's Baltimore plant. Construction on this project will begin in mid-2006 and is expected to be completed in mid-2007.

- approximately $13 million to rebuild the ready-mixed joint compound line at U.S. Gypsum's Jacksonville, Fla., plant. Construction on this project will begin in early 2006 and is expected to be completed in mid-2007.

WORKING CAPITAL

Working capital (current assets less current liabilities) as of December 31, 2005, amounted to $1.579 billion, and the ratio of current assets to current liabilities was 3.63-to-1. As of December 31, 2004, working capital was $1.220 billion, and the ratio of current assets to current liabilities was 3.14-to-1. The increase in working capital was primarily attributable to higher levels of cash and cash equivalents, short-term marketable securities and restricted cash. In addition, receivables increased to $453 million as of December 31, 2005, from $413 million as of December 31, 2004, primarily reflecting a 13% increase in net sales for the month of December 2005 as compared with December 2004. Inventories declined to $315 million from $338 million. Accounts payable increased to $281 million from $270 million. Accrued expenses increased to $275 million from $224 million as of December 31, 2004. The majority of the increase in accrued expenses related to employee compensation.

MARKETABLE SECURITIES

As of December 31, 2005, $563 million was invested in marketable securities, up $113 million from $450 million as of December 31, 2004. Of the year-end 2005 amount, $329 million was invested in long-term marketable securities and $234 million in short-term marketable securities. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

LETTERS OF CREDIT AND RESTRICTED CASH

The Corporation has a $175 million credit agreement, which expires April 30, 2008, with LaSalle Bank N.A. (the "LaSalle Facility") to provide letters of credit needed to support business operations. As of December 31, 2005, there were outstanding $72 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%.

      As of December 31, 2005, a total of $78 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

DEBT

As of December 31, 2005, total debt amounted to $1.005 billion, all of which was included in liabilities subject to compromise. As of December 31, 2004, total debt amounted to $1.006 billion, of which $1.005 billion was included in liabilities subject to compromise. These amounts do not include any accruals for post-petition contractual interest expense.

REALIZATION OF DEFERRED TAX ASSET

The Corporation's consolidated balance sheet as of December 31, 2005, includes a net long-term deferred tax asset of $1.423 billion. Included in this amount is a deferred tax asset of $1.698 billion relating to the U.S. federal and state income tax benefits expected to be realized in future years with respect to the $4.161 billion of asbestos reserves recorded by the Corporation as of December 31, 2005. Management has concluded, based on the weight of available evidence, that all but $55 million of these tax benefits are more likely than not to be realized in the future; consequently, a valuation allowance of $55 million has been established with respect to this deferred tax asset as of December 31, 2005.

      In arriving at its conclusion, management has considered both the federal taxable income reported by the Corporation for the 1996 through 2005 taxable years as well as future reversals of existing taxable temporary differences and projections of future taxable income. In the taxable year(s) in which the Corporation's asbestos reserves are satisfied, the related federal income tax deduction will create a net operating loss. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims (including cash contributions to a Section 524(g) trust) can be carried back and offset against the Corporation's federal taxable income in the 10 preceding years, generating a refund of taxes paid in those years. Since the Corporation has reported (or expects to report) federal taxable income of $3.2 billion, in the aggregate, for the years 1996 through 2005, it is more likely than not that it will realize the federal deferred tax asset relating to the Corporation's asbestos reserves.

      In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most all of the state tax benefits relating to the Corporation's payment of asbestos claims will be realized through a reduction of future state income tax liabilities by offsetting a net operating loss resulting from the payment of asbestos claims against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which the Corporation conducts business operations and the loss carryforward periods allowed by current state laws, management has concluded that all but $55 million of the deferred tax asset relating to the Corporation's asbestos reserves is more likely than not to be realized.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes the Corporation's commitments to make future payments under certain contractual obligations as of December 31, 2005:

                      Payments Due by Period (a)
----------------------------------------------------------------------
                                               2007-   2009-   There-
(millions)                  Total     2006     2008     2010    after
----------------------------------------------------------------------
Operating leases           $   407   $   85   $  121   $   66  $   135
Purchase obligations (b)       404      137      157       31       79
Debt obligations (c)             -        -        -        -        -
Other long-term
   liabilities (d)             432        9       11        9      403
----------------------------------------------------------------------
Total                        1,243      231      289      106      617
======================================================================

(a) The table excludes $5.340 billion of liabilities subject to compromise which will be addressed under the provisions of the Proposed Plan. See Part II,
    Item 8, Note 2, Voluntary Reorganization Under Chapter 11, for additional information on liabilities subject to compromise.

(b) Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(c) The Corporation has $1.005 billion of debt classified as liabilities subject to compromise. See (a) above.

(d) Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

      The Corporation's defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to voluntarily contribute approximately $75 million of cash to its pension plans in 2006.

      The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). The Corporation voluntarily provides postretirement benefits for eligible employees and retirees. The portion of benefit claim payments made by the Corporation in 2005 was $15 million. See Part II, Item 8, Note 12, Employee Retirement Plans, for additional information on future expected cash payments.

      As of December 31, 2005, purchase obligations, as defined by SFAS No. 47, "Disclosure of Long-Term Obligations," were immaterial.

OFF-BALANCE-SHEET ARRANGEMENTS

With the exception of letters of credit, it is not the Corporation's general business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities or guarantees to third parties.

      In addition to the outstanding letters of credit discussed above (see Restricted Cash and Letters of Credit), the Corporation also had $72 million of outstanding letters of credit under a pre-petition revolving credit facility provided by a syndicate of lenders led by JPMorgan Chase Bank (formerly The Chase Manhattan Bank). To the extent that any of these letters of credit are drawn, JPMorgan Chase Bank would assert a pre-petition claim in a corresponding amount against the Corporation in the bankruptcy proceeding.

LEGAL CONTINGENCIES

As a result of the Filing, all pending asbestos lawsuits against the Debtors are stayed, and no party may take any action to pursue or collect on such asbestos claims absent specific authorization of the Bankruptcy Court.

      U.S. Gypsum has also been named as a defendant in lawsuits claiming personal injury from exposure to silica allegedly from U.S. Gypsum products. Pre-petition claims against U.S. Gypsum in silica personal injury lawsuits are also stayed as a result of the Filing. Only one individual filed a proof of claim in the Debtors' Chapter 11 Cases alleging silica-related personal injury.

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

      See Part II, Item 8, Note 18, Litigation, for additional information on
(i) the background of asbestos litigation, developments in the Corporation's reorganization proceeding and estimated cost, (ii) silica litigation and (iii) environmental litigation.

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

      Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims (personal injury and property damage) then pending against U.S. Gypsum and future asbestos personal injury claims to be filed against it through 2003 could be resolved in the tort system for an amount between $889 million and $1.281 billion, including defense costs, and that within this range the most likely estimate was $1.185 billion. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a noncash, pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased U.S. Gypsum's reserve for asbestos claims to $1.185 billion. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs. At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically had been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate U.S. Gypsum's liability for asbestos claims to be filed after 2003. After the Filing, the asbestos reserve was not revised as the Corporation was unable to estimate the outcome of the bankruptcy proceedings regarding the estimation of Debtors' asbestos liability.

      As a result of the Asbestos Agreement and Proposed Plan, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing the reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as will be set forth in the Proposed Plan (recorded at $3.95 billion on the assumption that the Proposed Plan is confirmed but that the Fair Act is not enacted as set forth in the Proposed Plan); the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its chapter 11 proceedings, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and legal expenses associated with those claims.

      If the Proposed Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined through litigation in the bankruptcy proceeding. The Official Committee of Asbestos Personal Injury Claimants and the Futures Representative have stated in a court filing that they estimate that the net present value of the Debtors' present and future asbestos personal injury liabilities is approximately $5.5 billion and that the Debtors are insolvent. The Debtors have stated that they believe they are solvent if their asbestos liabilities are fairly and appropriately valued. If the Proposed Plan is not confirmed, the amount of Debtors' liabilities for asbestos personal injury liabilities could ultimately be determined to be significantly different from the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows and results of operations in the period recorded.

      See Part II, Item 8, Note 18, Litigation, for additional information on the background of asbestos litigation, developments in the Corporation's reorganization proceeding and defined terms.

EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries generally have contributory defined benefit pension plans for eligible employees. Plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees also are maintained by the Corporation. For accounting purposes, these plans are dependent on assumptions made by management, which are used by actuaries engaged by the Corporation to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates.

      At December 31, 2005, the assumed discount rate was determined based on the Hewitt Yield Curve (the "HYC"), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their defined benefit pension and postretirement benefit plans. The HYC is a hypothetical

\
double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody's Investor Service, Inc. or a rating of AA or better by Standard & Poor's. Prior to using the HYC, the assumed discount rate was developed by using as a benchmark the yield on investment grade corporate bonds rated AA or better with terms that approximated the average duration of the Corporation's obligations. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, the Corporation uses a "building block" approach, which incorporates historical experience, its pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half-percentage-point change in the assumed discount rate and return-on-plan-asset rate would have the following effects (dollars in millions):

                                               Increase (Decrease) in
                                                                  2005
                                                2006            Projected
                             Percentage      Net Annual          Benefit
Assumption                     Change       Benefit Cost        Obligation
---------------------------------------------------------------------------
Pension Benefits:

Discount rate               0.5% increase            $(8)            $(67)

Discount rate               0.5% decrease              9               75

Asset return                0.5% increase             (4)               -

Asset return                0.5% decrease              4                -
---------------------------------------------------------------------------
Postretirement Benefits:

Discount rate               0.5% increase             (3)             (26)

Discount rate               0.5% decrease              3               29
---------------------------------------------------------------------------

      Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. Health-care-cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends.

      Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2005. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear. See Part II, Item 8, Note 12, Employee Retirement Plans, for additional information regarding costs, plan obligations, plan assets, assumptions and the health-care-cost trend rate.

SELF-INSURANCE RESERVES

The Corporation purchases insurance from third parties for workers' compensation, automobile, product and general liability claims that exceed certain levels. However, the Corporation is responsible for the payment of claims up to such levels. In estimating the obligation associated with incurred and incurred-but- not-reported losses, the Corporation utilizes estimates prepared by actuarial consultants. These estimates utilize the Corporation's historical data to project the future development of losses and take into account the impact of the Corporation's bankruptcy proceedings. The Corporation monitors and reviews all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2005, the Corporation adopted FIN 47, "Accounting for Conditional Asset Retirements." This interpretation clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. In connection with the adoption of this interpretation, a noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Corporation's Chapter 11 reorganization and the conduct, outcome and costs of the Chapter 11 Cases, including the ultimate outcome and costs associated with the Corporation's agreement to resolve its asbestos liabilities, may differ from management's expectations. Actual business, market or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, interest rates, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material, energy and employee benefit costs; loss of one or more major customers; and the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets; and acts of God. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Corporation uses derivative instruments from time to time to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. In addition, the Corporation uses financial instruments, including fixed and variable rate debt, to finance its operations in the normal course of business.

COMMODITY PRICE RISK

The Corporation uses swap contracts to manage its exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of the Corporation's natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of the Corporation's natural gas swap contracts is $55 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in the Corporation's net investment in foreign subsidiaries. As of December 31, 2005, the Corporation had no outstanding foreign currency or other similar contracts.

INTEREST RATE RISK

The Corporation has interest rate risk with respect to the fair market value of its investment portfolio. Derivative instruments are used to enhance the liquidity of the marketable securities portfolio. The Corporation's investment portfolio consists of debt instruments that generate interest income for the Corporation on excess cash balances generated during the Corporation's chapter 11 bankruptcy proceeding. A portion of these instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Corporation to liquidate the instrument prior to the stated maturity date, thus shortening the average duration of the portfolio to less than one year. The investment portfolio is recorded at fair value in the Corporation's financial statements with changes in fair value being recorded as gains or losses in the Corporation's earnings. Based on results of a sensitivity analysis, for a hypothetical change in interest rates of 100 basis points, the potential change in the fair market value of the Corporation's portfolio is $3 million.

See Part II, Item 8, Note 1, Significant Accounting Policies, and Note 15, Derivative Instruments, for additional information on the Corporation's financial exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                      Page
                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Statements of Operations........................................................   42
     Balance Sheets..................................................................   43
     Statements of Cash Flows........................................................   44
     Statements of Stockholders' Equity (Deficit)....................................   45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
     1.   Significant Accounting Policies............................................   46
     2.   Voluntary Reorganization Under Chapter 11..................................   48
     3.   Stockholder Rights Plan ...................................................   61
     4.   Earnings Per Share..........................................................  61
     5.   Marketable Securities.......................................................  62
     6.   Inventories................................................................   62
     7.   Property, Plant and Equipment..............................................   62
     8.   Goodwill and Other Intangible Assets.......................................   62
     9.   Accrued Expenses...........................................................   63
    10.   Accumulated Other Comprehensive Income.....................................   63
    11.   Asset Retirement Obligations...............................................   63
    12.   Employee Retirement Plans..................................................   63
    13.   Stock-Based Compensation...................................................   66
    14.   Income Taxes...............................................................   67
    15.   Derivative Instruments.....................................................   68
    16.   Segments...................................................................   69
    17.   Commitments and Contingencies..............................................   70
    18.   Litigation.................................................................   70
    19.   Quarterly Financial Data (unaudited).......................................   77

Report of Independent Registered Public Accounting Firm..............................   78
Schedule II - Valuation and Qualifying Accounts......................................   80

All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)                                              Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                          2005           2004           2003
--------------------------------------------------------------------------------------------------------------
Net sales                                                                 $5,139         $4,509         $3,666
Cost of products sold                                                      4,037          3,672          3,121
--------------------------------------------------------------------------------------------------------------
Gross profit                                                               1,102            837            545
Selling and administrative expenses                                          352            317            324
Provision for asbestos claims                                              3,100              -              -
Chapter 11 reorganization expenses                                             4             12             11
--------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                   (2,354)           508            210
Interest expense                                                               5              5              6
Interest income                                                             (10)             (6)            (4)
Other income, net                                                              -              -             (9)
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and cumulative
    effect of accounting change                                           (2,349)           509            217
Income taxes (benefit)                                                      (924)           197             79
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting change             (1,425)           312            138
Cumulative effect of accounting change                                       (11)             -            (16)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                       (1,436)           312            122
==============================================================================================================

Net Earnings (Loss) Per Common Share:
Basic and diluted before cumulative effect of accounting change           (32.67)          7.26           3.19
Cumulative effect of accounting change                                     (0.26)             -          (0.37)
--------------------------------------------------------------------------------------------------------------
Basic and diluted *                                                       (32.92)          7.26           2.82
==============================================================================================================

----------
* The sum of the components may not be the same as the total.

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS


(millions, except share data)                                                            As of December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                      2005              2004
--------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
Cash and cash equivalents                                                         $   936              $   756
Short-term marketable securities                                                      234                  138
Restricted cash                                                                        78                   43
Receivables (net of reserves: 2005 - $14; 2004 - $14)                                 453                  413
Inventories                                                                           315                  338
Income taxes receivable                                                                 6                   24
Deferred income taxes                                                                   2                   25
Other current assets                                                                  155                   53
--------------------------------------------------------------------------------------------------------------
   Total current assets                                                             2,179                1,790
--------------------------------------------------------------------------------------------------------------
Long-term marketable securities                                                       329                  312
Property, plant and equipment, net                                                  1,946                1,853
Deferred income taxes                                                               1,423                  152
Goodwill                                                                               64                   43
Other assets                                                                          201                  128
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        6,142                4,278
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                                      281                  270
Accrued expenses                                                                      275                  224
Current portion of long-term debt                                                       -                    1
Deferred income taxes                                                                   6                    -
Income taxes payable                                                                   38                   75
--------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                          600                  570
--------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                  28                   25
Other liabilities                                                                     476                  417
Liabilities subject to compromise                                                   5,340                2,242
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock - $1 par value; authorized 36,000,000 shares; $1.80 convertible preferred stock (initial series);
                  outstanding - none                                                    -                    -
Common stock -    $0.10 par value; authorized 200,000,000 shares;
                  issued: 2005 - 49,985,222 shares; 2004 - 49,985,222 shares            5                    5
Treasury stock at cost: 2005 - 5,348,001 shares; 2004 - 6,675,689 shares             (219)                (256)
Capital received in excess of par value                                               435                  417
Accumulated other comprehensive income                                                 72                   17
Retained earnings (deficit)                                                          (595)                 841
--------------------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                                              (302)               1,024
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                                6,142                4,278
==============================================================================================================

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)                                                                       Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                          2005           2004           2003
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                     $ (1,436)        $  312         $  122
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
   Provision for asbestos claims                                           3,100              -              -
   Cumulative effect of accounting change                                     11              -             16
   Depreciation, depletion and amortization                                  125            120            112
   Deferred income taxes                                                  (1,261)            49             59
   Gain on asset dispositions                                                 (5)            (1)             -
 (Increase) Decrease in Working Capital:
   Receivables                                                               (31)           (92)           (34)
   Income taxes receivable                                                    19              2            (12)
   Inventories                                                                27            (58)            (5)
   Payables                                                                  (30)            77             12
   Accrued expenses                                                           41             15            (37)
Increase in other assets                                                     (43)           (38)           (25)
Increase in other liabilities                                                 20             31             53
Change in asbestos receivable                                                  -             11             19
Decrease in liabilities subject to compromise                                 (2)            (1)           (29)
Other, net                                                                   (29)             1            (14)
--------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                 506            428            237
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                        (198)          (138)          (111)
Purchases of marketable securities                                          (648)          (546)          (256)
Sales or maturities of marketable securities                                 533            332            194
Net proceeds from asset dispositions                                           5              6              2
Acquisitions of businesses                                                   (29)            (5)           (20)
Deposit of restricted cash                                                   (35)           (36)            (7)
--------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                   (372)          (387)          (198)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of debt                                                             (1)            (1)             -
Issuances of common stock                                                     45              7              -
--------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                  44              6              -
--------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                        2              9             12

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    180             56             51
Cash and cash equivalents at beginning of period                             756            700            649
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   936            756            700
==============================================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                                  2              2              2
Income taxes paid, net                                                       341            126             19

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Capital
                                      Common                               Received                Accumulated
                                      Shares  Treasury                     in Excess   Retained       Other
                                      Issued   Shares    Common  Treasury   of Par     Earnings   Comprehensive
(millions, except share data)         (000)    (000)     Stock     Stock     Value     (Deficit)   Income (Loss)      Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          49,985   (6,747)       $5     $(257)      $412       $407             $(32)      $535
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net earnings                                                                           122                         122
     Foreign currency translation                                                                             31         31
     Change in fair value of
        derivatives, net of tax
        benefit of $5                                                                                         (8)        (8)
     Minimum pension liability,
           net of tax of $6                                                                                    8          8
                                                                                                                      -----
     Total comprehensive income                                                                                         153
Stock issuances                                    25                                                                     -
Other                                            (213)                 (1)         2                                     1
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003          49,985   (6,935)        5      (258)       414        529               (1)       689
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net earnings                                                                           312                        312
     Foreign currency translation                                                                             23        23
     Change in fair value of
       derivatives, net of
       tax benefit of $3                                                                                      (4)        (4)
     Loss on marketable
      securities, net of tax of zero                                                                          (1)        (1)
                                                                                                                      -----
     Total comprehensive income                                                                                         330
Stock issuances                                   299                   2          5                                      7
Other                                             (40)                             (2)                                   (2)
---------------------------------------------------------------------------------- ----------------------------------------
BALANCE AT DECEMBER 31, 2004          49,985   (6,676)        5      (256)        417       841               17      1,024
===========================================================================================================================
Comprehensive Income:
     Net loss                                                                            (1,436)                     (1,436)
     Foreign currency translation                                                                              6          6
     Change in fair value of
       derivatives, net of tax of $34                                                                         54         54
     Minimum pension liability,
          net of tax benefit of $3                                                                            (5)        (5)
                                                                                                                      -----
     Total comprehensive income                                                                                      (1,381)
Stock issuances                                 1,330                  37          8                                    45
Other                                              (2)                            10                                    10
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005          49,985   (5,348)        5      (219)        435      (595)              72       (302)
===========================================================================================================================
The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Through its subsidiaries, USG Corporation (the "Corporation") is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. The Corporation's operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. The Corporation's products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors, and contractors. As discussed in Note 2, Voluntary Reorganization Under Chapter 11, the Corporation and certain of its subsidiaries are currently operating as debtors-in-possession under chapter 11 of the United States Bankruptcy Code.

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

ADVERTISING

Advertising expenses consist of media advertising and related production costs. Advertising expenses are charged to earnings as incurred and amounted to $16 million, $13 million and $16 million in the years ended December 31, 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to earnings as incurred and amounted to $17 million, $17 million and $18 million in the years ended December 31, 2005, 2004 and 2003, respectively.

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

MARKETABLE SECURITIES

The Corporation invests in marketable securities with maturities greater than three months. These securities are listed as either short-term or long-term marketable securities on the consolidated balance sheets based on their original maturities being less than or greater than one year. The securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and recorded to accumulated other comprehensive income (loss). Realized gains and losses were not material in 2005, 2004 and 2003.

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

STOCK-BASED COMPENSATION

The Corporation historically accounts for stock-based compensation under the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay.

      If the Corporation had elected to recognize compensation cost for stock-based compensation grants consistent with the fair value method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net earnings and net earnings per common share would not have changed from the reported amounts for 2005, 2004 and 2003.

      Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), "Share-Based Payment," which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Because the Corporation is not currently issuing stock options or any other form of share-based compensation, the adoption of SFAS No. 123(R) did not have an impact on the Corporation's financial position, cash flows or results of operations.

DERIVATIVE INSTRUMENTS

The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, changes in value are recorded in OCI.

Commodity Derivative Instruments: The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are generally designated as cash flow hedges.

Foreign Exchange Derivative Instruments: The Corporation has operations in a number of countries and uses forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in the Corporation's net investment in foreign subsidiaries. These contracts are generally designated as either cash flow hedges or hedges of net investment.

FOREIGN CURRENCY TRANSLATION

Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded to OCI on the consolidated balance sheets. Income and expense items are translated at the average exchange rates during the respective periods. The aggregate transaction (gain) loss was $3 million, $2 million and $(8) million in 2005, 2004 and 2003, respectively.

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

      The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The following subsidiaries filed chapter 11 petitions: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by L&W Supply.

      In late January 2006, the Debtors, the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC"), and the legal representative for future asbestos personal injury claimants (the "Futures Representative") reached an agreement to resolve Debtors' present and future asbestos personal injury liabilities and to cooperate in the confirmation of a plan of reorganization consistent with that resolution (the "Asbestos Agreement"). The Asbestos Agreement was approved by USG's Board of Directors on January 29, 2006, and was executed by the Futures Representative and each law firm representing a member of the ACC. The Asbestos Agreement also is supported by the committee representing unsecured creditors (the "Official Committee of Unsecured Creditors") and the committee representing the Corporation's shareholders (the "Official Committee of Equity Security Holders"). The Asbestos Agreement does not include asbestos property damage claims, and the committee representing asbestos property damage claimants (the "Official Committee of Asbestos Property Damage Claimants") has not taken a position on the Asbestos Agreement.

      As contemplated by the Asbestos Agreement, the Debtors expect to file a proposed plan of reorganization (the "Proposed Plan") and Disclosure Statement with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in February 2006 incorporating the terms of the Asbestos Agreement and addressing the treatment of all other claims and interests. Pursuant to the Proposed Plan, a trust would be created and funded by Debtors pursuant to Section 524(g) of the Bankruptcy Code, and this trust would compensate all qualifying present and future asbestos personal injury claims against Debtors. If confirmed by the courts, the Proposed Plan would contain an injunction channeling all asbestos personal injury claims against the Debtors to the Section 524(g) trust for payment and precluding any individual or entity from bringing an asbestos personal injury claim against Debtors. This channeling injunction would include any asbestos personal injury claims against Debtors relating to A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation. The amount that the Debtors would be required to pay to the Section 524(g) asbestos personal injury trust would depend upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted by the 10th day after final adjournment of the 109th Congress. If the Proposed Plan is confirmed and the legislation is enacted by that date, the Debtors' funding obligation to the Section 524(g) trust would be $900 million. If the Proposed Plan is confirmed and such legislation is not enacted before that date, or is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust would total $3.95 billion.

      Under the Proposed Plan, allowed claims of all other creditors, including allowed claims of general unsecured creditors, would be paid in full, with interest where required. Disputed claims, including disputed asbestos property damage claims, would be resolved in the bankruptcy proceedings or other forum, where appropriate. Upon resolution of those disputed claims, the allowed amount of any such claims would also be paid in full, with interest where required. Shareholders of the Corporation as of the effective date of the Proposed Plan would retain their shares, and pursuant to a proposed shareholder rights offering, would have the right to purchase, at $40.00 per share, one new common share of the Corporation for each share owned as of the effective date of the rights offering.

      There are important conditions to the Asbestos Agreement. One of the conditions of the Asbestos Agreement is that the Proposed Plan must be confirmed and have an effective date on or before August 1, 2006, absent written agreement among all parties to the Asbestos Agreement to extend that time. There can be no assurance that the Proposed Plan will be confirmed or, if confirmed, become effective by August 1, 2006.

      Additional information about the Proposed Plan, the Section 524(g) asbestos personal injury trust contemplated by the Proposed Plan, funding relating to the Proposed Plan, and conditions and other factors relating to the effectiveness of the Proposed Plan is set forth, below, in Developments in the Reorganization Proceeding and Note 18, Litigation.

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

      Expenses associated with this plan amounted to $23 million in 2005, $16 million in 2004 and $23 million in 2003. Expense declined in 2004 from prior-year levels primarily due to accruals in 2003 and 2002 of deferred amounts that were paid in 2004.

      On January 10, 2006, the Bankruptcy Court approved the USG Corporation 2006 Corporate Performance Plan (the "CPP"). The CPP is effective for eligible participants from January 1, 2006, through December 31, 2006, or through and including the effective day of a plan of reorganization for the Corporation, whichever comes first. The CPP provides participants, who hold key positions identified as eligible, with two cash payments equal to a specified percentage of their annual base salary. The second payment is subject to a performance adjustment based on the Corporation's 2006 calendar-year results, which could increase the second payment up to 50% or eliminate it altogether. The cost of the new plan is projected to be approximately $22 million for 2006 before taking into account the performance feature.

DEVELOPMENTS IN THE REORGANIZATION PROCEEDING

The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a federal district court judge. Judge Conti hears matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters are heard by Judge Fitzgerald. Four official committees were appointed in the Chapter 11 Cases - the Official Committee of Personal Injury Claimants (or ACC), the Official Committee of Asbestos Property Damage Claimants, the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders. In addition, the Bankruptcy Court appointed Dean M. Trafelet as the Futures Representative. The appointed committees together with Mr. Trafelet play significant roles in the Chapter 11 Cases and the resolution of the Chapter 11 Cases.

      The Debtors currently have the exclusive right to file a plan of reorganization, and pursuant to the Asbestos Agreement, the Debtors expect to file a Proposed Plan in February 2006. Pursuant to the Proposed Plan, a trust would be created and funded by Debtors pursuant to Section 524(g) of the Bankruptcy Code, and this trust would compensate all qualifying present and future asbestos personal injury claims against the Debtors. If confirmed by the courts, the Proposed Plan would contain an injunction channeling all asbestos personal injury claims against the Debtors to the Section 524(g) trust for payment and precluding any individual or entity from bringing an asbestos personal injury claim against the Debtors. This channeling injunction would include any asbestos personal injury claims against the Debtors relating to A.P. Green and its affiliates.

      The Section 524(g) asbestos personal injury trust would be funded by the Debtors on the effective date of the Proposed Plan by payment of $890 million in cash; issuance of an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuance of a contingent payment note in the amount of $3.05 billion.

      The contingent payment note of $3.05 billion would be payable to the
Section 524(g) trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national asbestos personal injury trust (collectively, the "FAIR Act") is enacted and made law by the 10th day after final adjournment of the 109th Congress (the "Trigger Date"). With certain exceptions, outlined below, the Debtors' obligations under the $3.05 billion contingent payment note would be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors would be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows:
$1.9 billion of the contingent payment note would be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note would be payable within 180 days after the Trigger Date. Interest would accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

      Each of the Debtors would be co-obligors and jointly and severally liable under both the $10 million note and the $3.05 billion contingent payment note. The $10 million note would be secured by 51 percent of the voting stock of U.S. Gypsum. The Debtors would also grant to the Section 524(g) trust a right to own 51 percent of the voting stock of one of the reorganized Debtors, exercisable upon the occurrence of specified contingencies, to secure payment of the first $1.9 billion of the contingent payment note.

      Pursuant to the Asbestos Agreement, the Proposed Plan will also address the Debtors' obligations under the $3.05 billion contingent payment note if the FAIR Act is enacted by the Trigger Date but is subject to a constitutional challenge to its validity. If there is a constitutional challenge within 60 days of enactment, the Debtors would be obligated to pay the $3.05 billion note if the constitutional challenge results in a final, non-appealable order that the FAIR Act is (i) unconstitutional in its entirety; or (ii) unconstitutional insofar as it applies to debtors in chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as defined in the Asbestos Agreement. If the constitutional challenge is resolved by a final, non-appealable order in any manner other than as described in the preceding sentence, then the $3.05 billion contingent payment, including the right of the trust to own stock of one of the Debtors, would be cancelled.

      The Asbestos Agreement also requires that the Debtors use their reasonable best efforts to have the Proposed Plan confirmed by the courts and effective

July 1, 2006. The Asbestos Agreement provides further that if the Proposed Plan is not confirmed and effective by August 1, 2006, the Asbestos Agreement will be terminated unless extended by written agreement of the parties to the Asbestos Agreement, and the Proposed Plan might not be confirmed.

      The Debtors' financial obligations under the Proposed Plan, if confirmed, would depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Proposed Plan through accumulated cash; new debt financing; tax refunds; and a rights offering to the Corporation's stockholders. The Debtors' accumulated cash and marketable securities totaled $1.577 billion as of December 31, 2005. The Corporation expects to raise $1.8 billion in new equity funding through a rights offering pursuant to which each stockholder as of the record date of the rights offering will receive a right to purchase, for each USG Corporation common share held on that date, one new USG Corporation common share at a price of $40.00. If all stockholders were to exercise their right to purchase these additional shares, the percentage ownership of each stockholder in the Corporation would remain unchanged by the rights offering. These rights are expected to be freely tradeable during the offering period in which they are outstanding. The date for the rights offering has not been established but the rights offering is not expected to commence prior to confirmation of the Proposed Plan. Subject to the approval of the Bankruptcy Court, the rights offering will be supported by a backstop equity commitment from Berkshire Hathaway Inc., a current stockholder of the Corporation. Under the terms of the agreement, Berkshire Hathaway Inc. has agreed to exercise all rights distributed to it in the rights offering and purchase from the Corporation, at the same purchase price, all or substantially all of the shares that are not otherwise issued pursuant to the exercise of rights by other stockholders. Subject to approval of the Bankruptcy Court, the Corporation would pay Berkshire Hathaway Inc. a fee of $100 million as consideration for its commitment. The Bankruptcy Court has scheduled a hearing regarding approval of the Berkshire Hathaway Inc. backstop equity commitment on February 23, 2006. It is possible that another entity may offer an alternative to the Berkshire Hathaway Inc. backstop commitment prior to the hearing. The Berkshire Hathaway Inc. backstop equity commitment will expire on September 30, 2006, subject to extension to November 14, 2006, in certain circumstances, including the payment of an additional $20 million fee.

      In connection with the backstop equity commitment, the Corporation and Berkshire Hathaway Inc. entered into a shareholder's agreement whereby Berkshire Hathaway Inc. agreed, among other things, that for a period of seven years following completion of the rights offering, except in limited circumstances, it would not acquire beneficial ownership of the Corporation's voting securities if, after giving effect to the acquisition, Berkshire Hathaway Inc. would own more than 40% of the Corporation's voting securities (or such higher percentage of voting securities that Berkshire Hathaway Inc. would own after making any purchases required under the backstop equity commitment described above). Berkshire Hathaway Inc. further agreed that, during such seven-year period, it would not solicit proxies with respect to securities of the Corporation or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless such proposal or offer is (i) requested by the Corporation's Board of Directors, or (ii) made to the Board of Directors confidentially, is approved by a majority of the voting power of the Corporation not owned by Berkshire Hathaway Inc. and is determined by the independent members of the Board of Directors to be fair to the stockholders. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway Inc. in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the rights offering) will be voted proportionally with all voting shares.

      The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway Inc. registration rights with respect to its shares of the Corporation's common stock.

      In addition to accumulated cash and the rights offering, the Corporation also expects to fund its obligations under the Proposed Plan, if confirmed, through about $1 billion of financing in the second half of 2006 if the $3.05 billion contingent payment note becomes due. Further, the Corporation's cash contributions to the Section 524(g) asbestos trust would be tax deductible and would be expected to generate a cash tax refund based upon a net operating loss that would be created. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Section 524(g) asbestos trust, the Corporation would expect to receive a cash tax refund of about $1.1 billion. If this tax refund has not been received by the Corporation when the final payment is due to the trust, the Corporation would likely require additional debt financing to make such payment.

      There are numerous factors and conditions that will affect confirmation of the Proposed Plan. These include, among others, the following requirements: the class or classes of claimants whose claims are to be addressed by the Section 524(g) asbestos personal injury trust must be established and vote in favor of the Proposed Plan by at least 75% of those voting; the Bankruptcy Court or the United States District Court for the District of Delaware (the "District Court") must issue various findings of fact and conclusions of law required to create a Section 524(g) asbestos personal injury trust and issue an injunction channeling all asbestos personal injury claims against Debtors to the Section 524(g) trust, including the findings that the asbestos trust is designed to pay present claims and future demands that involve similar claims in substantially the same manner and that the trust own, or have the right to acquire if specified contingencies occur, a majority of the voting stock of a relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor; the Bankruptcy Court or the District Court must issue various findings that the Proposed Plan complies with all other applicable requirements of the Bankruptcy Code; the Bankruptcy Court or the District Court must enter a confirmation order (and, if the Bankruptcy Court enters the confirmation order, the District Court must affirm it); and the Bankruptcy Court and the District Court, as required, must enter the Section 524(g) injunction set forth in the Proposed Plan. The Asbestos Agreement also requires that the Proposed Plan must be confirmed and become effective no later than August 1, 2006 (unless otherwise agreed to by the parties to the Asbestos Agreement). The failure to resolve disputes with any objectors to the Proposed Plan could materially hinder satisfaction of the requirement in the Asbestos Agreement that the Proposed Plan be effective by August 1, 2006.

      If the Proposed Plan, or a substantially similar plan, is not confirmed, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved. In such a situation, the amount of those liabilities may be resolved through litigation which was pending at the time the Asbestos Agreement was reached. Proceedings relating to estimation of the Debtors' asbestos personal injury liabilities were pending before Judge Conti at that time. The parties to the Asbestos Agreement have agreed to seek a stay of the estimation proceedings. Proceedings relating to whether Debtors other than U.S. Gypsum are responsible for U.S. Gypsum's asbestos liabilities and whether the Debtors are responsible for the asbestos liabilities of A.P. Green were pending before Judge Fitzgerald.

      At the time the Asbestos Agreement was reached, there were key, contested issues among the parties relevant to estimation of Debtors' asbestos personal injury liabilities that were being addressed in the estimation litigation proceeding before Judge Conti. Those key issues included: whether claimants who do not have objective evidence of asbestos-related disease are entitled to be compensated by Debtors and whether such claimants are entitled to vote on any plan of reorganization; the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and the appropriate claim values to apply to legitimate present and future asbestos personal injury claims.

      At the time the Asbestos Agreement was reached, there were also litigation proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green. In 2004, the Debtors other than U.S. Gypsum filed a complaint requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum.

      The ACC and the Futures Representative opposed the Debtors in these proceedings. The ACC and the Futures Representative have alleged that the asbestos personal injury liabilities of U.S. Gypsum exceed its value, and, in opposition to the Debtors' complaint, the ACC and the Futures Representative filed counterclaims seeking a ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

      The ACC and the Futures Representative also have alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities. The Official Committee of Asbestos Property Damage

Claimants asserted similar counterclaims.

      The Proposed Plan, if confirmed, would resolve the issue of Debtors' liability for present and future asbestos personal injury claims relating to A.P. Green by channeling those claims to the Section 524(g) trust created pursuant to the Proposed Plan. A.P. Green, which manufactured and sold refractory products, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. This newly formed corporation is also referred to herein as "A.P. Green." A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of the Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of the Corporation.

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

      In September 2005, the debtors in the A.P. Green reorganization proceeding filed a proposed plan of reorganization which, if approved, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a trust created under Section 524(g) of the Bankruptcy Code. The plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The proposed plan of reorganization in the A.P. Green proceedings has not been confirmed. A confirmation hearing is scheduled for June 5, 2006. The A.P. Green plan documents state that the trust that will address asbestos claims against A.P. Green will be funded with approximately $334 million dollars in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Prior to its petition date, A.P. Green had resolved about 203,000 asbestos-related claims for about $448 million in indemnity costs. In addition, A.P. Green had resolved approximately 49,500 asbestos-related claims in the aggregate amount of $491 million, which were unpaid as of the petition date. (These 49,500 claims are included in the 235,757 pending claims referenced above.)

      The Proposed Plan to be filed by the Debtors in their Chapter 11 Cases contemplates that all asbestos personal injury claims against the Debtors relating to A.P. Green will be channeled to the Debtors' Section 524(g) trust. However, the Proposed Plan is subject to numerous conditions. There is no guarantee that the Proposed Plan will be confirmed. If the Proposed Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases are unknown. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, including alleged liabilities relating to A.P. Green; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock or other securities. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

      On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act"). The FAIR Act of 2005 is co-sponsored by 17 Republican Senators and three Democratic Senators. The Act was referred to the Senate Committee on the Judiciary and was approved by the committee on May 27, 2005, with 13 senators voting in favor of the bill and five voting against it. However, several senators on the committee who voted in favor of the bill stated that additional changes must be made to the Act in order for them to vote in favor of passage of the bill by the full Senate. The FAIR Act of 2005 has not been approved by the full Senate, has not been considered by the

House of Representatives, is not law and may not become law.

      The FAIR Act of 2005 approved by the Senate Judiciary Committee is intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. In the Act's current form, companies that have made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims are being compensated under the national trust fund. A copy of the FAIR Act of 2005 as introduced is available at http://thomas.loc.gov (type in "S. 852" in the search field).

      In the Act's current form, the amounts to be paid to the national trust fund are based on an allocation methodology set forth in the Act. In addition to the annual payments required under the allocation methodology, defendant participants may be subject to surcharges under certain circumstances, including but not limited to a failure of the scheduled contributions to meet the defendant participants' guaranteed annual funding requirements under the Act. The amounts that participants, including the Debtors, would be required to pay are not dischargeable in a bankruptcy proceeding. In addition, the Act, in its current form, requires affected companies currently in chapter 11, including the Debtors, to make their first payment to the national trust fund not later than 60 days after enactment of the FAIR Act of 2005, notwithstanding the fact that the companies are still in chapter 11 proceedings. The Act also provides, among other things, that if it is determined that the money in the trust fund is not sufficient to compensate eligible claimants, the claimants and defendants (including current chapter 11 debtors) would return to the court system to resolve claims not paid by the national trust fund.

      As stated above, pursuant to the Proposed Plan to be filed by Debtors, the amount that Debtors would be required to pay into the Section 524(g) asbestos personal injury trust would be contingent upon whether the FAIR Act of 2005 or substantially similar legislation (collectively, the "FAIR Act") is enacted by Congress by a date specified in the Proposed Plan.

      The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will ever be enacted or, if enacted, what the terms of the final legislation might be. Previously, in April 2004, a similar, but not identical, bill (the Fairness in Asbestos Injury Resolution Act of 2004) was introduced in the Senate and was approved by the Senate Committee on the Judiciary, but the full Senate defeated a motion to proceed with floor consideration of the bill. Enactment of the FAIR Act addressing the financial contributions of the Debtors for asbestos personal injury claims would have a material impact on the amount the Debtors would be required to pay into its
Section 524(g) trust if the Proposed Plan is confirmed, and, even if the Proposed Plan is not confirmed, enactment of such legislation would materially impact the amount of the Debtors' asbestos personal injury liability.

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

      Approximately 5,000 proofs of claim for general unsecured creditors (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and have determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 471 claims totaling $232.4 million as amended or superceded; allowed the reduction of 847 claims by a total of $21.6 million; and allowed the correction of the Debtors on 1,533 claims and the reclassification of 291 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims. In addition to the general unsecured claims described in this paragraph, approximately 1,400 asbestos property damage claims were filed as of the bar date. To date, the court has disallowed more than 400 asbestos property damage claims alleging more than $300 million in damages. Approximately 100 additional asbestos property damage claims have been withdrawn. The asbestos property damage claims are described in Note 18, Litigation, under Developments in the Reorganization Proceeding.

      The deadline to bring avoidance actions in the Chapter 11 Cases was June 25, 2003. Avoidance actions could include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) and other transfers made or obligations incurred which could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the Official Committee of Unsecured Creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by the Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. The Bankruptcy Court also granted the committee's request to extend the time by which the summons and complaint are served upon each named defendant until 90 days after confirmation of a plan of reorganization filed in connection with the Chapter 11 Cases. Under the Proposed Plan, the avoidance action would be dismissed.

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

      Under the Proposed Plan, allowed claims of general unsecured creditors would be paid in full, with interest where required. Disputed general unsecured claims, litigation claims, and asbestos property damage claims would be resolved in the bankruptcy proceedings or other forum, where appropriate. Upon resolution of those disputed claims, the allowed amount of any such claims would be paid in full, with interest where required.

      In connection with the resolution process, the Debtors will make adjustments to their schedules and financial statements as appropriate. Any such adjustments could be material to the Corporation's consolidated financial position, cash flows and results of operations in any given period. At this time, it is not possible to estimate the Debtors' liability for these claims. However, it is likely that the Debtors' liability for these claims will be different from the amounts now recorded by the Debtors.

FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about the Corporation's ability to continue as a going concern. Such doubt includes, but is not limited to, a possible change in control of the Corporation, as well as a potential change in the composition of the Corporation's business portfolio. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or any of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

      The amount shown below for the asbestos reserve reflects the Corporation's estimate of liability associated with asbestos claims expected to be filed against U.S. Gypsum in the tort system through 2003. This liability, in addition to liability for post-2003 claims, is the subject of significant dispute in the Chapter 11 Cases. See Note 18, Litigation, for further discussion regarding the asbestos reserve and for additional information on the background of asbestos litigation and developments in the Corporation's reorganization proceedings.

      Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise on the consolidated and debtor-in-possession balance sheets as of December 31 consisted of the following items:

(millions)                                           2005       2004
----------------------------------------------------------------------
Asbestos reserve                                   $ 4,161    $ 1,061
Debt                                                 1,005      1,005
Accounts payable                                       173        169
Accrued expenses                                        36         37
Other long-term liabilities                              8         13
---------------------------------------------------------------------
Subtotal                                             5,383      2,285
Elimination of intercompany accounts payable           (43)       (43)
---------------------------------------------------------------------
Total                                                5,340      2,242
=====================================================================

DEBT

As a result of the Filing, all of the Corporation's pre-petition debt is in default and included in liabilities subject to compromise. Any such debt that was scheduled to mature since the Filing has not been repaid. Total debt included in liabilities subject to compromise as of December 31 consisted of the following:

(millions)                                  2005         2004
--------------------------------------------------------------
Revolving credit facilities                $  469       $  469
9.25% senior notes due 2001                   131          131
8.5% senior notes due 2005                    150          150
Industrial revenue bonds                      255          255
--------------------------------------------------------------
Total                                       1,005        1,005
==============================================================

      The fair market value of debt classified as liabilities subject to compromise was $1.268 billion and $1.121 billion as of December 31, 2005 and 2004, respectively. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because this debt is subject to compromise, the fair market value of such debt as of December 31, 2005, is not necessarily indicative of the ultimate settlement value that will be determined by the Bankruptcy Court.

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

      As of December 31, 2005, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $302 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

      As of December 31, 2005, U.S. Gypsum, USG Interiors and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $732 million, $31 million and $289 million, respectively. In addition to the above transactions, the operating subsidiaries engage in ordinary-course purchase and sale of products with other operating subsidiaries (the "Intercompany Trade Transactions"). Detailed accounting records are maintained of all such transactions, and settlements are made on a monthly basis. Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of operations consisted of the following:

(millions)                               2005    2004    2003
--------------------------------------------------------------
Legal and financial advisory fees        $ 36    $ 24    $ 19
Bankruptcy-related interest income        (32)    (12)     (8)
-------------------------------------------------------------
Total                                       4      12      11
=============================================================

INTEREST EXPENSE

Contractual interest expense not accrued or recorded on pre-petition debt totaled $80 million in 2005. From the Petition Date through December 31, 2005, contractual interest expense not accrued or recorded on pre-petition debt totaled $337 million. This calculation assumes that all such interest was paid when required at the applicable contractual interest rate (after giving effect to any applicable default rate). However, the calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors that are not otherwise entitled to interest under the express terms of their claims. The impact of compounding alone would have increased the contractual interest expense reported above by $27 million in 2005 and $61 million from the Petition Date through December 31, 2005. For financial reporting purposes, no post-petition accruals have been made for contractual interest expense not accrued or recorded on pre-petition debt.

DIP FINANCIAL STATEMENTS

Under the Bankruptcy Code, the Corporation is required to file periodically with the Bankruptcy Court various documents including financial statements of the Debtors (the Debtor-In-Possession or "DIP" financial statements). The Corporation cautions that these financial statements are prepared according to requirements under the Bankruptcy Code. While these financial statements are prepared under the same basis as the Corporation's consolidated financial statements and accurately provide information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited and prepared in a format different from that used for the Corporation's consolidated financial statements filed under United States securities laws. Accordingly, the Corporation believes the substance and format do not allow meaningful comparison with the Corporation's regular publicly disclosed consolidated financial statements.

      The Debtors consist of the Corporation and the following wholly owned subsidiaries: U.S. Gypsum; USG Interiors; USG Interiors International, Inc.; L&W Supply; Beadex; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

      The condensed DIP financial statements are presented as follows:

DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS (UNAUDITED)

(millions)                                                                          Years Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                   2005       2004       2003
---------------------------------------------------------------------------------------------------------------
Net sales                                                                        $ 4,626    $ 4,065    $ 3,302
Cost of products sold                                                              3,683      3,389      2,863
Selling and administrative expenses                                                  300        267        278
Provision for asbestos claims                                                      3,100          -          -
Chapter 11 reorganization expenses                                                     4         12         11
Interest expense                                                                       4          4          5
Interest income                                                                       (2)        (2)        (2)
Other income, net                                                                    (14)        (2)        (6)
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and cumulative effect of accounting change    (2,449)       397        153
Income taxes (benefit)                                                              (953)       162         66
--------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting change                     (1,496)       235         87
Cumulative effect of accounting change                                               (10)         -        (13)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                               (1,506)       235         74
==============================================================================================================

DEBTOR-IN-POSSESSION BALANCE SHEETS (UNAUDITED)

(millions)                                                 As of December 31,
-----------------------------------------------------------------------------
                                                             2005       2004
-----------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                  $   698    $   516
Short-term marketable securities                               187        135
Restricted cash                                                 77         38
Receivables (net of reserves: 2005 - $10; 2004 - $10)          400        373
Inventories                                                    262        275
Income taxes receivable                                          6         24
Deferred income taxes                                            -         25
Other current assets                                           147         45
-----------------------------------------------------------------------------
   Total current assets                                      1,777      1,431
-----------------------------------------------------------------------------
Long-term marketable securities                                298        276
Property, plant and equipment (net of accumulated
   depreciation and depletion: 2005 - $819; 2004 - $728)     1,663      1,604
Deferred income taxes                                        1,423        152
Goodwill                                                        64         43
Other assets                                                   434        361
-----------------------------------------------------------------------------
Total assets                                                 5,659      3,867
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                               239        237
Accrued expenses                                               250        203
Deferred income taxes                                            7          -
Income taxes payable                                            36         58
-----------------------------------------------------------------------------
   Total current liabilities                                   532        498
-----------------------------------------------------------------------------
Other liabilities                                              445        391
Liabilities subject to compromise                            5,340      2,242
Stockholders' Equity (Deficit):
Preferred stock                                                  -          -
Common stock                                                     5          5
Treasury stock                                                (219)      (256)
Capital received in excess of par value                        145        101
Accumulated other comprehensive income                          53          3
Retained earnings (deficit)                                   (642)       883
-----------------------------------------------------------------------------
   Total stockholders' equity (deficit)                       (658)       736
-----------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)         5,659      3,867
=============================================================================

DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)                                                          Years Ended December 31,
-----------------------------------------------------------------------------------------------
                                                                    2005       2004       2003
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                              $(1,506)   $   235    $    74
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
   Provision for asbestos claims                                   3,100          -          -
   Cumulative effect of accounting change                             10          -         13
   Corporate service charge                                           (1)        (1)        (1)
   Depreciation, depletion and amortization                          108        101         94
   Deferred income taxes                                          (1,264)        45         54
   Gain on asset dispositions                                         (5)        (1)         -
(Increase) Decrease in Working Capital:
   Receivables                                                       (18)       (97)       (37)
   Income taxes receivable                                            18         (3)        (7)
   Inventories                                                        17        (43)         -
   Payables                                                          (26)        66         10
   Accrued expenses                                                   38         14        (21)
Increase in pre-petition intercompany receivable                       -        (38)         -
(Increase) decrease in post-petition intercompany receivable           5         70         (9)
Increase in other assets                                             (46)       (36)        (9)
Increase in other liabilities                                         18         32         45
Change in asbestos receivables                                         -         11         19
Decrease in liabilities subject to compromise                         (2)        (1)       (29)
Other, net                                                           (19)        (6)       (10)
----------------------------------------------------------------------------------------------
   Net cash provided by operating activities                         427        348        186
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                (152)      (118)       (88)
Purchases of marketable securities                                  (574)      (507)      (256)
Sales or maturities of marketable securities                         499        332        194
Net proceeds from asset dispositions                                   5          1          2
Acquisitions of businesses                                           (29)        (5)       (20)
Deposit of restricted cash                                           (39)       (31)        (7)
----------------------------------------------------------------------------------------------
   Net cash used for investing activities                           (290)      (328)      (175)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issuances of common stock                                             45          7          -
----------------------------------------------------------------------------------------------
   Net cash provided by financing activities                          45          7          -
----------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            182         27         11
Cash and cash equivalents at beginning of period                     516        489        478
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           698        516        489
==============================================================================================

Supplemental Cash Flow Disclosures:
Interest paid                                                          2          2          2
Income taxes paid, net                                               302        114          2

3. STOCKHOLDER RIGHTS PLAN

The Corporation's stockholder rights plan, dated March 27, 1998, as amended, has four basic provisions. First, if an acquirer buys 15% or more of the Corporation's outstanding common stock, the plan allows other stockholders to buy, with each right, additional shares of the Corporation at a 50% discount. Second, if the Corporation is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50% discount. Third, if an acquirer buys between 15% and 50% of the Corporation's outstanding common stock, the Corporation can exchange part or all of the rights of the other holders for shares of the Corporation's stock on a one-for-one basis or shares of a new junior preferred stock on a one-for-one-hundredth basis. Fourth, before an acquirer buys 15% or more of the Corporation's outstanding common stock, the rights are redeemable for $0.01 per right at the option of the Corporation's board of directors (the "Board"). This provision permits the Board to enter into an acquisition transaction that is determined to be in the best interests of stockholders without any of the above provisions becoming effective. The Board is authorized to reduce the 15% threshold to not less than 10%. The Board has not exercised its authority regarding these provisions as of the date of this report.

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

      On January 29, 2006, in connection with the Proposed Plan, the Board approved (i) an amendment to the Corporation's existing stockholder rights plan to permit the equity rights offering to proceed without triggering the plan and to accelerate the termination of the existing plan to 11 days after the effectiveness of the Corporation's plan of reorganization; and (ii) the adoption of a new Reorganization Rights Plan, effective January 30, 2006. Under the new plan, if any person acquires beneficial ownership of 5% or more of the Corporation's voting stock, stockholders other than the 5% triggering stockholder will have the right to purchase additional common stock of the Corporation at half the market price, thereby diluting the triggering stockholder. Stockholders who already own 5% or more of the common stock of the Corporation as of January 30, 2006, including Berkshire Hathaway Inc. will not trigger these rights so long as they do not acquire more than an additional 1% of the voting stock of the Corporation while the plan is in effect, other than pursuant to proportional participation in the rights offering. The new rights plan also provides that the term "Acquiring Person" will not include Berkshire Hathaway Inc. (and certain of its affiliates) to the extent that Berkshire Hathaway Inc. acquires beneficial ownership of the Corporation's common stock in transactions contemplated or permitted by the equity commitment agreement and the shareholder's agreement. The new rights plan will expire on December 31, 2006, or, if later, 30 days after the effectiveness of the plan of reorganization if the FAIR Act has not been enacted and made law by the 10th day after final adjournment of the 109th Congress. However, the Board has the power to accelerate or extend the expiration date of the rights. See Note 2, Voluntary Reorganization Under Chapter 11, for more information.

4. EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                            Weighted
                                     Net                     Average
(millions, except                  Earnings      Shares    Per-Share
  share data)                       (Loss)       (000)      Amount
---------------------------------------------------------------------
2005:
Basic loss                         $(1,436)      43,622      $(32.92)
--------------------------------------------------------------------
Diluted loss                        (1,436)      43,622       (32.92)
====================================================================
2004:
Basic earnings                         312       43,025         7.26
--------------------------------------------------------------------
Diluted earnings                       312       43,025         7.26
====================================================================
2003:
Basic earnings                         122       43,075         2.82
Dilutive effect of stock options                      1
--------------------------------------------------------------------
Diluted earnings                       122       43,076         2.82
====================================================================

      Options to purchase 0.2 million, 1.9 million and 2.6 million shares of common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for the respective years because the exercise price of the options was greater than the average market price of the Corporation's common stock.

5. MARKETABLE SECURITIES

Investments in marketable securities as of December 31 consisted of the following:

                                               2005                  2004
-------------------------------------------------------------------------------
                                                   Fair                  Fair
                                       Amortized   Market   Amortized   Market
(millions)                               Cost      Value       Cost     Value
------------------------------------------------------------------------------
Asset-backed securities                  $244       $243       $174      $173
U.S. government and agency securities     168        166        121       121
Municipal securities                       21         21         36        36
Corporate securities                      123        123        112       112
Time deposits                              10         10          8         8
-----------------------------------------------------------------------------
Total marketable securities               566        563        451       450
=============================================================================

      Contractual maturities of marketable securities as of December 31, 2005, were as follows:

                                                          Fair
                                          Amortized      Market
(millions)                                   Cost        Value
---------------------------------------------------------------
Due in 1 year or less                        $229         $227
Due in 1 - 5 years                             41           41
Due in 5 - 10 years                             -            -
Due after 10 years                             52           52
--------------------------------------------------------------
                                              322          320
Asset-backed securities                       244          243
--------------------------------------------------------------
Total marketable securities                   566          563
==============================================================

      The average duration of the portfolio is less than one year because a majority of the longer-term securities have paydown or put features and liquidity facilities.

      Management has evaluated the nature of all unrealized losses in marketable securities, and has determined that the losses are related to the level of interest rates. Investments in marketable securities that were in an unrealized loss position consisted of the following:

                                                    2005                  2004
--------------------------------------------------------------------------------------
                                          Less Than  12 Months    Less Than  12 Months
(millions)                                12 Months  or Longer    12 Months  or Longer
--------------------------------------------------------------------------------------
Asset-backed securities                      $143       $39          $149        $2
U.S. government and agency securities          89        32            83         -
Corporate securities                           41        20            34         -
-----------------------------------------------------------------------------------
Total fair market value                       273        91           266         2
-----------------------------------------------------------------------------------
Aggregate amount of unrealized losses           2         1             1         -
===================================================================================

6. INVENTORIES

Inventories as of December 31 consisted of the following:

(millions)                                   2005         2004
--------------------------------------------------------------
Finished goods and work in progress          $195         $188
Raw materials                                  99          133
Supplies                                       21           17
--------------------------------------------------------------
Total                                         315          338
==============================================================

      The LIFO value of U.S. inventories was $240 million and $258 million as of December 31, 2005 and 2004, respectively. Inventories would have been higher by $38 million and $31 million as of the respective dates if they were valued under the FIFO and average production cost methods. All non-U.S. inventories are valued under FIFO or average production cost methods. The LIFO value of U.S. inventories exceeded that computed for U.S. federal income tax purposes by $17 million and $15 million as of December 31, 2005 and 2004, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(millions)                                   2005         2004
--------------------------------------------------------------
Land and mineral deposits                  $  107       $  102
Buildings and improvements                    835          772
Machinery and equipment                     1,919        1,814
Computer software and systems
    development costs                          67           43
--------------------------------------------------------------
                                            2,928        2,731
Reserves for depreciation and depletion      (982)        (878)
--------------------------------------------------------------
Total                                       1,946        1,853
==============================================================

8. GOODWILL AND OTHER INTANGIBLE ASSETS

All of the Corporation's goodwill relates to the Building Products Distribution operating segment. Goodwill increased in 2005 as a result of the acquisition of two businesses during the year. Other intangible assets, excluding intangible pension assets, are principally trade names and as of December 31, 2005, totaled $3 million, of which $1 million was subject to amortization over a five-year life. Other intangible assets are included in other assets on the consolidated balance sheets.

9. ACCRUED EXPENSES

Accrued expenses as of December 31 consisted of the following:

(millions)                                   2005         2004
--------------------------------------------------------------
Employee compensation                        $102         $ 74
Self-insurance reserves                        57           53
Other                                         116           97
--------------------------------------------------------------
Total                                         275          224
==============================================================

10.   ACCUMULATED OTHER COMPREHENSIVE INCOME

OCI as of December 31 consisted of the following:

(millions)                                               2005         2004
---------------------------------------------------------------------------
Gain on derivatives, net of tax                           $60          $ 6
Foreign currency translation                               21           15
Minimum pension liability, net of tax                      (8)          (3)
Unrealized loss on marketable securities, net of tax       (1)          (1)
--------------------------------------------------------------------------
Total                                                      72           17
==========================================================================

      During 2005, accumulated net after-tax gains of $71 million ($116 million pretax) on derivatives were reclassified from OCI to earnings. As of December 31, 2005, the estimated net after-tax gain expected to be reclassified within the next 12 months from OCI to earnings is $51 million.

11. ASSET RETIREMENT OBLIGATIONS

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

      In December 2005, the Corporation adopted Financial Accounting Standards Board Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirements." This interpretation clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. In connection with the adoption of this interpretation, a noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005. If FIN 47 had been adopted effective January 1, 2003, net earnings and earnings per share for 2005, 2004 and 2003 would not be materially different, and the liability for asset retirement obligations as of January 1, 2003, December 31, 2003, and December 31, 2004, would have been approximately $44 million, $51 million and $60 million, respectively.

      In January 2003, the Corporation adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." A noncash, after-tax charge of $16 million ($27 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of January 1, 2003.

      Changes in the liability for asset retirement obligations during 2005 and 2004 consisted of the following:

(millions)                                   2005         2004
---------------------------------------------------------------
Balance as of January 1                       $43          $35
Accretion expense                               3            3
Liabilities incurred                            7            6
Adoption of FIN 47                             18            -
Liabilities settled                             -           (2)
Foreign currency translation                    -            1
--------------------------------------------------------------
Balance as of December 31                      71           43
==============================================================

12. EMPLOYEE RETIREMENT PLANS

The Corporation and its major subsidiaries generally have contributory defined benefit pension plans for eligible employees. Benefits of the plans are generally based on employees' years of service and compensation during the final years of employment.

      The Corporation also maintains plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002, generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees. In response to continuing retiree health-care cost pressure, effective January 1, 2005, the Corporation modified its retiree medical cost-sharing strategy for existing retirees and eligible active employees who may qualify for retiree medical coverage in the future. The plan amendment resulted in participants paying a greater portion of their retiree health-care costs and a reduction in the Corporation's accumulated postretirement benefit obligation.

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

      The components of net pension and postretirement benefits costs are summarized in the following table:

(millions)                                           2005    2004    2003
--------------------------------------------------------------------------
Pension Benefits:
Service cost of benefits earned                      $ 34    $ 31    $ 27
Interest cost on projected benefit obligation          56      54      52
Expected return on plan assets                        (56)    (53)    (52)
Net amortization                                       20      19      11
-------------------------------------------------------------------------
Net pension cost                                       54      51      38
=========================================================================

Postretirement Benefits:
Service cost of benefits earned                        13      14      12
Interest cost on projected benefit obligation          19      22      21
Net amortization                                       (4)      1       -
-------------------------------------------------------------------------
Net postretirement cost                                28      37      33
=========================================================================

      The Corporation uses a December 31 measurement date for its plans. The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $858 million and $773 million as of December 31, 2005 and 2004, respectively. The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

                                                          Pension            Postretirement
                                                     -------------------   -------------------
(millions)                                             2005      2004        2005      2004
----------------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation as of January 1                   $ 1,003    $   907    $   350    $   371
Service cost                                              34         31         13         14
Interest cost                                             56         54         19         22
Participant contributions                                 13         13          5          4
Benefits paid                                            (55)       (65)       (15)       (16)
Plan amendment                                             -          -          2        (76)
Actuarial (gain) loss                                     22         54        (21)        29
Foreign currency translation                               4          9          1          2
---------------------------------------------------------------------------------------------
Benefit obligation as of December 31                   1,077      1,003        354        350
=============================================================================================

Change in Plan Assets:
Fair value as of January 1                               810        704          -          -
Actual return on plan assets                              64         72          -          -
Employer contributions                                    71         78         10         12
Participant contributions                                 13         13          5          4
Benefits paid                                            (55)       (65)       (15)       (16)
Foreign currency translation                               3          8          -          -
---------------------------------------------------------------------------------------------
Fair value as of December 31                             906        810          -          -
=============================================================================================

Funded Status:
As of December 31                                       (171)      (193)      (354)      (350)
Unrecognized prior service cost                           19         20        (69)       (78)
Unrecognized net loss                                    234        237         73         97
---------------------------------------------------------------------------------------------
Net balance sheet prepaid (liability)                     82         64       (350)      (331)
=============================================================================================

Components in the Consolidated Balance Sheets:
Long-term other assets                                    92         71          -          -
Long-term other liabilities                              (26)       (13)      (350)      (331)
Intangible assets                                          4          2          -          -
Accumulated other comprehensive loss                      12          4          -          -
---------------------------------------------------------------------------------------------
Net balance sheet prepaid (liability)                     82         64       (350)      (331)
=============================================================================================

ASSUMPTIONS

The following tables reflect the assumptions used in the accounting for the plans:

                                                                                                 Pension          Postretirement
                                                                                              --------------      --------------
                                                                                              2005     2004       2005     2004
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate                                                                                 5.75%    5.75%       5.8%    5.75%
Compensation increase rate                                                                     4.0%     4.2%         -        -
-------------------------------------------------------------------------------------------------------------------------------

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate                                                                                 5.75%     6.0%      5.75%     6.0%
Expected return on plan assets                                                                 7.0%     7.5%         -        -
Compensation increase rate                                                                     4.2%     4.2%         -        -

      The assumed health-care-cost trend rate used to measure the postretirement plans' obligations as of December 31 were as follows:

                                                                                        2005     2004
------------------------------------------------------------------------------------------------------
Health-care-cost trend rate assumed for next year                                       9.25%    10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)       5.25%    5.25%
Year that the rate reaches the ultimate trend rate                                      2011     2011

      A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

                                                One-Percentage-       One-Percentage-
(millions)                                       Point Increase        Point Decrease
-------------------------------------------------------------------------------------
Effect on total service and interest cost             $  6                 $  (5)
Effect on postretirement benefit obligation             59                   (50)

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

PLAN ASSETS

The pension plans' asset allocations by asset categories as of December 31 were as follows:

Asset Categories                           2005           2004
--------------------------------------------------------------
Equity securities                           69%            68%
Debt securities                             22%            24%
Other                                        9%             8%
-------------------------------------------------------------
Total                                      100%           100%
=============================================================

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

      To maximize long-term returns, the plans' assets are invested primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities and debt securities are actively and passively managed. Other assets are managed by investment managers utilizing strategies with returns normally expected to have a low correlation to the returns of equities. As of December 31, 2005, the plans' target asset allocation percentages were 61% for equity securities, 22% for debt securities and 17% for other. The actual allocations for equity and debt securities exceeded their targets at year end. Additional investment opportunities in the "other" category are being identified, which are expected to bring actual allocations closer to target allocations in 2006.

      Investment risk is monitored by the Corporation on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan's funded status.

CASH FLOWS

The Corporation's defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). In accordance with the Corporation's funding policy, the Corporation expects to voluntarily contribute approximately $75 million of cash to its pension plans in 2006. Total benefit payments expected to be paid to participants, which include payments funded from the Corporation's assets as well as payments from the pension plans and the Medicare subsidy expected to be received, are as follows:


                             Years ended December 31
                     -------------------------------------
                                               Health-Care
Expected benefit     Pension   Postretirement    Subsidy
payments (millions)  Benefits      Benefits      Receipts
----------------------------------------------------------
2006                   $ 45         $ 14         $  (2)
2007                     47           15            (2)
2008                     50           16            (2)
2009                     55           18            (2)
2010                     59           19            (3)
2011 - 2015             390          122           (15)
----------------------------------------------------------

13. STOCK-BASED COMPENSATION

There have been no stock options or other forms of stock-based compensation granted since the Filing on June 25, 2001. Prior to the Filing, the Corporation issued stock options to key employees under plans approved by stockholders. Under the plans, options were granted at an exercise price equal to the market value on the date of grant. All options granted under the plans have 10-year terms and vesting schedules of two years. The options expire on the 10th anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term.

      Because there have been no stock options or other forms of share-based compensation granted since the Filing, the adoption of SFAS No. 123(R), "Share-Based Payment," did not have an impact on the Corporation's financial position, cash flows or results of operations.

      Stock option activity was as follows:

(options in thousands)               2005      2004    2003
--------------------------------------------------------------
Options:
Outstanding, January 1                1,932    2,600    2,699
Granted                                   -        -        -
Exercised                            (1,327)    (295)     (21)
Cancelled                                 -     (373)     (78)
--------------------------------------------------------------
Outstanding, December 31                605    1,932    2,600
Exercisable, December 31                605    1,932    2,600
Available for grant, December 31          -        -        -
--------------------------------------------------------------

Weighted Average Exercise Price:

Outstanding, January 1            $   37.66  $ 34.89  $ 34.31
Granted                                   -        -        -
Exercised                             34.51    24.04    10.31
Cancelled                                 -    29.15    21.25
Outstanding, December 31              44.57    37.66    34.89
Exercisable, December 31              44.57    37.66    34.89
--------------------------------------------------------------

      The following table summarizes information about stock options outstanding as of December 31, 2005:

                  Options Outstanding          Options Exercisable
            --------------------------------   -------------------
                       Weighted
                       Average      Weighted              Weighted
Range of              Remaining     Average               Average
Exercise    Options   Contractual   Exercise    Options   Exercise
 Prices      (000)    Life (yrs.)    Price       (000)      Price
------------------------------------------------------------------
$ 15 - 25      66         5.0        $  22         66      $ 22
  25 - 35      51         0.9           34         51        34
  35 - 55     488         2.9           49        488        49
---------------------------------------------------------------
Total         605         3.0           45        605        45
===============================================================

      As of December 31, 2005, common shares totaling 604,650 were reserved for future issuance in conjunction with existing stock option grants. As contemplated by the anti-dilution provisions of the related equity plans, outstanding stock options will be adjusted appropriately to reflect the rights offering. There were no common shares reserved for future grants. Shares issued in option exercises may be originally issued or from treasury shares.

14. INCOME TAXES

Earnings before income taxes and cumulative effect of accounting change consisted of the following:

(millions)     2005     2004     2003
---------------------------------------
U.S.        $ (2,457)  $   397  $   161
Foreign          108       112       56
---------------------------------------
Total         (2,349)      509      217
=======================================

      Income taxes consisted of the following:

(millions)  2005       2004     2003
--------------------------------------
Current:
Federal    $   189   $   113  $    20
Foreign         33        29       14
State           40        14        3
-------------------------------------
               262       156       37
-------------------------------------
Deferred:
Federal     (1,033)       27       36
Foreign          -         3       (1)
State         (153)       11        7
-------------------------------------
            (1,186)       41       42
-------------------------------------
Total         (924)      197       79
=====================================

      Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)                          2005    2004      2003
-----------------------------------------------------------
Taxes on income
   at U.S. federal statutory rate  $(822)   $ 178    $  76
Chapter 11 reorganization
   expenses                            2        1        3
Foreign earnings subject
   to different tax rates              -        2        3
State income tax, net of
   federal benefit                   (74)      17        7
Valuation allowance adjustment         -        -       (1)
Reduction of tax reserves            (34)       -        -
Reduction of income tax payable        -        -       (4)
Other, net                             4       (1)      (5)
-----------------------------------------------------------
Provision for income
   taxes                            (924)     197       79
===========================================================

Effective income tax rate           39.3%    38.6%    36.6%
===========================================================

      Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)                             2005       2004
--------------------------------------------------------
Deferred Tax Assets:
Pension and postretirement benefits   $   119   $   114
Reserves not deductible until paid:
   Asbestos reserves                    1,698       435
   Other reserves                          21        20
Capitalized interest                        6         9
Self insurance                             21        24
Net operating loss and tax credit
   carryforwards                           27        22
Other                                       9        12
--------------------------------------------------------
Deferred tax assets before valuation
   allowance                            1,901       636
Valuation allowance                       (79)      (34)
--------------------------------------------------------
Total deferred tax assets               1,822       602
--------------------------------------------------------
Deferred Tax Liabilities:
Property, plant and equipment             310       326
Post-petition interest expense              -       107
State taxes                                62         5
Derivative instruments                     51         4
Inventories                                 8         8
--------------------------------------------------------
Total deferred tax liabilities            431       450
--------------------------------------------------------
Net deferred tax assets                 1,391       152
========================================================

      A valuation allowance has been established for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards and a portion of the Corporation's reserve for asbestos claims due to uncertainty regarding their ultimate realization. Of the total valuation allowance as of December 31, 2005, $55 million relates to the reserve for asbestos claims, $12 million relates to foreign net operating loss and tax credit carryforwards, and $12 million relates to U.S. state net operating loss and tax credit carryforwards. The Corporation has net operating loss and tax credit carryforwards in varying amounts in numerous U.S. state and foreign jurisdictions. Under applicable law, if not used prior thereto, most of these carryforwards will expire over periods ranging from five to 20 years from the date of origin.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004. This act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, the Corporation decided to take advantage of the one-time opportunity under the act to reduce future taxes by repatriating $91 million of foreign earnings. This resulted in $4 million of tax expense that was recognized in the fourth quarter of 2005.

      During the third quarter of 2005, the Internal Revenue Service ("IRS") finalized its audit of the Corporation's federal income tax returns for the years 2000 through 2002. As a result of the audit, the Corporation's federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on the Corporation's financial statements. In addition, due to the results of the audit, a portion of the Corporation's recorded income tax contingency reserves became unnecessary. Consequently, the Corporation's income tax provision was reduced (and consolidated net earnings increased) in 2005 by $25 million.

      In the aggregate (including the impact on related state income tax liabilities), the audit resulted in net cash outflows by December 31, 2005, of $99 million, including $44 million directly related to the 2000 through 2002 audit and an additional $55 million relating to the Corporation's 2003 and 2004 years. A substantial portion of the outflows relating to the audited years and all of the outflows relating to the 2003 and 2004 years were the result of the disallowance by the IRS of the Corporation's current deduction of contractual interest on debt incurred prior to its bankruptcy filing in 2001. In addition, the audit is expected to result in net cash outflows of $11 million related to the 2000 year. Because this amount is considered a pre-petition liability under the Bankruptcy Code, the timing of payment is subject to Bankruptcy Court approval and has not yet been determined. Assuming that the contractual interest is ultimately paid, a substantial portion of these outflows will be recovered by the Corporation on its tax returns in future years following its emergence from bankruptcy.

      The Corporation's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. The pre-petition portion of such amounts is included in liabilities subject to compromise on the Corporation's consolidated balance sheets, while the post-petition portion is included in income taxes payable. These loss contingencies relate primarily to tax disputes with various state tax authorities and costs incurred with respect to the Chapter 11 Cases. The Corporation's U.S. income tax returns for 2002 and prior years have been audited by the IRS and are closed.

      The Corporation does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $355 million as of December 31, 2005. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

      The income tax receivable of $6 million and $24 million recorded by the Corporation as of December 31, 2005 and 2004, respectively, relates primarily to the temporary overpayment of taxes in various jurisdictions and the carryback of various federal and state net operating losses. The amount recorded as of December 31, 2005, is expected to be refunded to the Corporation or utilized to satisfy a portion of its tax liabilities during 2006.

15. DERIVATIVE INSTRUMENTS

COMMODITY DERIVATIVE INSTRUMENTS

As of December 31, 2005, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $347 million. These contracts mature by December 31, 2009. As of December 31, 2005, the fair value of these swap contracts, which remained in OCI, was a $101 million ($61 million after-tax) unrealized gain. The amount of ineffectiveness in 2005 was a pretax gain of $32 million compared with immaterial amounts in 2004 and 2003.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

As of December 31, 2005 and 2004, the Corporation had no outstanding forward contracts to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in the Corporation's net investment in foreign subsidiaries.

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

16. SEGMENTS

OPERATING SEGMENTS

(millions)                             2005      2004      2003
-----------------------------------------------------------------
Net Sales:
North American Gypsum                $ 3,222   $ 2,753   $ 2,299
Worldwide Ceilings                       707       688       607
Building Products Distribution         2,048     1,738     1,295
Eliminations                            (838)     (670)     (535)
-----------------------------------------------------------------
Total                                  5,139     4,509     3,666
=================================================================

Operating Profit (Loss):
North American Gypsum                 (2,466)      428       209
Worldwide Ceilings                        62        62        39
Building Products Distribution           149       103        53
Corporate                                (90)      (73)      (77)
Chapter 11 reorganization
   expenses                               (4)      (12)      (11)
Eliminations                              (5)        -        (3)
-----------------------------------------------------------------
Total                                 (2,354)      508       210
=================================================================

Depreciation, Depletion
   and Amortization:
North American Gypsum                    100        94        84
Worldwide Ceilings                        19        18        19
Building Products Distribution             3         3         4
Corporate                                  3         5         5
-----------------------------------------------------------------
Total                                    125       120       112
=================================================================

Capital Expenditures:
North American Gypsum                    174       120        97
Worldwide Ceilings                        19        14        12
Building Products Distribution             3         2         1
Corporate                                  2         2         1
-----------------------------------------------------------------
Total                                    198       138       111
=================================================================

(millions)                        2005      2004      2003
------------------------------------------------------------
Assets:
North American Gypsum           $ 3,664   $ 2,042   $ 1,935
Worldwide Ceilings                  415       438       409
Building Products Distribution      487       417       347
Corporate                         1,748     1,513     1,226
Eliminations                       (172)     (132)     (118)
------------------------------------------------------------
Total                             6,142     4,278     3,799
============================================================

GEOGRAPHIC SEGMENTS

(millions)                         2005      2004      2003
------------------------------------------------------------
Net Sales:
United States                   $ 4,626   $ 4,065   $ 3,302
Canada                              420       384       330
Other Foreign                       333       291       235
Geographic transfers               (240)     (231)     (201)
------------------------------------------------------------
Total                             5,139     4,509     3,666
============================================================

Long-Lived Assets:

United States                     1,812     1,684     1,622
Canada                              187       174       161
Other Foreign                       148       123       125
------------------------------------------------------------
Total                             2,147     1,981     1,908
============================================================

      Segment operating profit includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment. An operating loss of $2.466 billion in 2005 for the North American Gypsum segment resulted from a $3.1 billion provision for asbestos claims associated with the Asbestos Agreement and Proposed Plan. See Note 2, Voluntary Reorganization Under Chapter 11, and Note 18, Litigation.

      L&W Supply, which makes up the Building Products Distribution segment, completed two acquisitions during 2005. Total cash payments for these acquisitions amounted to $29 million. As of December 31, 2005, L&W Supply operated out of 192 locations in the United States. During the first quarter of 2006, L&W Supply purchased the outstanding stock of several companies located in the Midwestern United States for approximately $80 million. All of these acquisitions were part of L&W Supply's strategy to profitably grow its specialty dealer business.

      Transactions between operating and geographic segments are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between operating segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.

      On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of the Corporation's consolidated net sales in 2005, 2004 and 2003. Net sales to The Home Depot, Inc. were reported by all three operating segments.

      Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

17. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Corporation leases certain of its offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $93 million, $86 million and $84 million in the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2005, were $85 million in 2006, $69 million in 2007, $52 million in 2008,
$38 million in 2009 and $28 million in 2010. The aggregate obligation subsequent to 2010 was $135 million.

LETTERS OF CREDIT AND RESTRICTED CASH

The Corporation has a $175 million credit agreement, which expires on April 30, 2008, with LaSalle Bank N.A. (the "LaSalle Facility") to provide letters of credit needed to support business operations. As of December 31, 2005, there were outstanding $72 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%.

      As of December 31, 2005, a total of $78 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

LEGAL CONTINGENCIES

See Note 18, Litigation, for information on asbestos litigation, the bankruptcy proceeding and environmental litigation. See Note 2, Voluntary Reorganization Under Chapter 11, for additional information on the bankruptcy proceeding.

18. LITIGATION

ASBESTOS AND RELATED BANKRUPTCY LITIGATION

One of the Corporation's subsidiaries and a Debtor, U.S. Gypsum, is among many defendants in more than 100,000 asbestos lawsuits alleging personal injury or property damage liability. Most of the asbestos lawsuits against U.S. Gypsum seek compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products. Certain of the asbestos lawsuits seek to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings.

      U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s. In most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978.

      In addition to the asbestos personal injury cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex, have been named as defendants in a small number of asbestos personal injury cases. The ACC, the Futures Representative, and the Official Committee of Asbestos Property Damage Claimants have also asserted in a court filing that the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation.

      More information regarding the asbestos cases against U.S. Gypsum and L&W Supply, Beadex, and A.P. Green is set forth below.

Developments in the Reorganization Proceeding: The Debtors' Chapter 11 Cases are assigned to Judge Judith K. Fitzgerald, a bankruptcy court judge, and Judge Joy Flowers Conti, a federal district court judge. Judge Conti hears matters relating to estimation of the Debtors' liability for asbestos personal injury claims. Other matters are heard by Judge Fitzgerald. Four official committees were appointed in the Chapter 11 Cases - the Official Committee of Personal Injury Claimants (or ACC), the Official Committee of Asbestos Property Damage Claimants, the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders. In addition, the Bankruptcy Court appointed Dean M. Trafelet as the Futures Representative. The appointed committees, together with Mr. Trafelet, play significant roles in the Chapter 11 Cases and the resolution of the Chapter 11 Cases.

      After appointment of Judge Conti to Debtors' Chapter 11 Cases in late 2004, the Debtors requested Judge Conti to conduct hearings to estimate Debtors' asbestos personal injury liability, taking into account the legal and scientific issues that govern the validity of claims. The Debtors requested that the Court hear evidence and make rulings regarding the characteristics of valid asbestos personal injury claims against the Debtors and then estimate the Debtors' liability for present and future asbestos personal injury claims based upon these rulings. Key liability issues include: whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease; the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and the appropriate claim values to apply to legitimate present and future asbestos personal injury claims.

The ACC and the Futures Representative opposed the type of estimation proposed by the Debtors. The ACC and the Futures Representative contend that the Debtors' liability for present and future asbestos personal injury claims should be based on extrapolation from the settlement history of such claims and not on litigating liability issues in the bankruptcy proceedings. The ACC and the Futures Representative also contend that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

      The parties have had several hearings before Judge Conti relating to estimation of the Debtors' asbestos personal injury liabilities, and prior to the time the Asbestos Agreement was reached, Judge Conti had established a schedule for discovery relating to the estimation proceedings.

      In addition to the motion the Debtors filed seeking estimation of their asbestos personal injury liabilities, the Debtors also filed a motion in 2002 requesting a ruling that putative claimants who cannot satisfy objective standards of asbestos-related disease are not entitled to vote on a Section 524(g) plan. To date, there has been no ruling or hearing on the motion.

      The parties to the Asbestos Agreement have agreed to seek a stay of the proceeding relating to estimation of the Debtors' asbestos personal injury liabilities and the Debtors' motion relating to the voting rights of claimants who cannot satisfy objective standards of asbestos-related disease.

      There also were proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green. In the fourth quarter of 2004, the Debtors other than U.S. Gypsum filed a complaint for declaratory relief before Judge Fitzgerald requesting a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum.

      The ACC and the Futures Representative opposed the Debtors in this proceeding. The ACC and the Futures Representative have alleged that the asbestos personal injury liabilities of U.S. Gypsum exceed its value, and, in opposition to the Debtors' complaint, the ACC and the Futures Representative filed counterclaims in late 2004 seeking a ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation. The Official Committee of Asbestos Property Damage Claimants asserted similar counterclaims.

      In that same proceeding, the asbestos committees and the Futures Representative also sought a ruling that L&W Supply has direct liability for asbestos personal injury claims on the asserted grounds that L&W Supply distributed asbestos-containing products and assumed the liabilities of former U.S. Gypsum subsidiaries that distributed such products. The asbestos committees and the Futures Representative also have alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They allege that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities.

      The Proposed Plan, if confirmed, would resolve the issue of the Debtors' liability for asbestos personal injury claims relating to A.P. Green by channeling those claims to the Section 524(g) trust. A.P. Green, which manufactured and sold refractory products, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. This newly formed corporation is also referred to herein as "A.P. Green." A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of USG Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of USG Corporation.

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

      In September 2005, the debtors in the A.P. Green reorganization proceeding filed a proposed plan of reorganization which, if approved, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a trust created under Section 524(g) of the Bankruptcy Code. The plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The A.P. Green proposed plan of reorganization has not been approved. A hearing on confirmation of the proposed plan is scheduled for June 5, 2006. The plan documents state that the trust that will address asbestos claims against A.P. Green will be funded with approximately $334 million in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Prior to its petition date, A.P. Green had resolved about 203,000 asbestos-related claims for about $448 million in indemnity costs. In addition, A.P. Green had resolved approximately 49,500 asbestos-related claims in the aggregate amount of $491 million, which were unpaid as of the petition date. (These 49,500 claims are included in the 235,757 pending claims referenced above.)

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

      If the Proposed Plan to be filed in Debtors' Chapter 11 Cases is not confirmed, the Debtors' alleged liability for asbestos personal injury claims relating to A.P. Green will likely be addressed through continued litigation proceedings in the Debtors' Chapter 11 Cases.

      With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. Approximately 1,400 asbestos property damage claims were filed, representing more than 2,000 buildings. In contrast, as of the Petition Date, 11 asbestos property damage cases were pending against U.S. Gypsum. Approximately 500 of the asbestos property damage claims filed by the bar date assert a specific dollar amount of damages, and the total damages alleged in those claims is approximately $1.6 billion. However, this amount reflects numerous duplicate claims filed against multiple Debtors. Approximately 900 claims do not specify a damage amount. Counsel for the Official Committee of Asbestos Property Damage Claimants has stated in a court hearing that the committee believes that the amount of the asbestos property damage claims may reach $1 billion.

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

      The Debtors believe that they have substantial defenses to the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation or repose, and the lack of evidence that the claimants have any injury or damages. The Debtors intend to address many of these claims through an objection and disallowance process in the Bankruptcy Court. Beginning in late 2004, the Debtors began filing objections to asbestos property damage claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. To date, in response to these objections, the Court has disallowed more than 400 asbestos property damage claims for failure to provide sufficient product identification evidence. In addition, approximately 100 asbestos property damage claims have been withdrawn. Debtors have also filed motions challenging an additional approximately 540 claims. These motions are scheduled to be heard by Judge Fitzgerald on February 21, 2006.

      At present, approximately 900 property damage claims remain pending involving approximately 1,700 buildings. This includes the approximately 540 claims that are the subject of the Debtors' pending motion before the Bankruptcy Court.

      The Proposed Plan will provide that all remaining asbestos property damage claims timely filed in the Debtors' bankruptcy proceedings would be resolved in these bankruptcy proceedings or other forum, where appropriate. Upon resolution of these claims, the allowed amount, if any, of such claims would be paid in full. The Debtors believe that they have substantial defenses to these claims, including that the majority of the claims do not provide even minimal evidence that Debtors' asbestos-containing products were ever installed in the buildings at issue, statute of limitations or repose defenses for some claims, and the lack of evidence that the claimants have any injury or damage. However, the number of asbestos property damage claims to be resolved in the Debtors' bankruptcy proceedings is significantly greater than the number of asbestos property damage claims pending at the Petition Date.

      The following is a summary of the asbestos personal injury and property damage cases pending against U.S. Gypsum and certain other Debtors as of the Petition Date.

Asbestos Personal Injury Cases: Prior to the Filing, U.S. Gypsum managed the handling and settlement of asbestos personal injury cases through its membership in the Center for Claims Resolution (the "Center"). As reported by the Center, U.S. Gypsum was a defendant in more than 100,000 pending asbestos personal injury cases as of the Petition Date, as well as an additional approximately 50,000 personal injury cases that may be the subject of settlement agreements. These numbers do not include asbestos personal injury claims that would have been filed after June 25, 2001, the Petition Date, but for the automatic stay.

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

      Beadex, a subsidiary of U.S. Gypsum and a Debtor in the bankruptcy proceedings, was named as a defendant in approximately 60 asbestos personal injury cases pending primarily in the states of Washington and Oregon as of the Petition Date. Beadex manufactured and sold joint compound containing asbestos from 1963 through 1978 in the northwestern United States. Beadex has confirmed approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs, as well as $15 million in available excess coverage.

Asbestos Property Damage Cases: As of the Petition Date, U.S. Gypsum was a defendant in 11 asbestos property damage cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). In addition, a South Carolina state court certified a second class action on the eve of the Petition Date. This second action is styled Anderson Memorial Hospital v. W.R. Grace & Co., et al., Case No. 92-CP-25-279 (Hampton County S.C.). As a result of the Filing, all property damage cases are stayed against U.S. Gypsum. U.S. Gypsum's estimated cost of resolving the property damage cases is discussed in Estimated Cost, below.

      Approximately 1,400 asbestos property damage claims were filed against the Debtors prior to the bar date. More than 500 have been disallowed or withdrawn. Approximately 900 claims for about 1,700 buildings remain pending. Approximately 540 claims of these 900 claims are the subject of a pending motion challenging those claims which is scheduled to be heard by Judge Fitzgerald on February 21, 2006.

Insurance Coverage: As of December 31, 2005, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum, and its insurance coverage for asbestos claims has been completely exhausted. As noted above, Beadex has approximately $26 million in primary and excess insurance.

Estimated Cost: In 2000, prior to the Filing, an independent consultant completed an actuarial study of U.S. Gypsum's current and potential future asbestos liabilities. This study was based on the assumption that U.S. Gypsum's asbestos liability would continue to be resolved in the tort system.

      As part of this study, the Corporation and its independent consultant considered various factors that would impact the amount of U.S. Gypsum's asbestos personal injury liability. These factors included the number, disease, age and occupational characteristics of claimants in the personal injury cases; the jurisdiction and venue in which such cases were filed; the viability of claims for conspiracy or punitive damages; the elimination of indemnity-sharing among Center members, including U.S. Gypsum, for future settlements and its negative impact on U.S. Gypsum's ability to continue to resolve claims at historical or acceptable levels; the adverse impact on U.S. Gypsum's settlement costs of recent bankruptcies of co-defendants; the possibility of additional bankruptcies of other defendants; the possibility of significant adverse verdicts due to recent changes in settlement strategies and related effects on liquidity; the inability or refusal of former Center members to fund their share of existing settlements and its effect on such settlement agreements; allegations that U.S. Gypsum and the other Center members are responsible for the share of certain settlement agreements that was to be paid by former members that have refused or are unable to pay; the continued ability to negotiate settlements or develop other mechanisms that defer or reduce claims from unimpaired claimants; the possibility that federal legislation addressing asbestos litigation would be enacted; epidemiological data concerning the incidence of past and projected future asbestos-related diseases; trends in the propensity of persons alleging asbestos-related disease to sue U.S. Gypsum; the pre-agreed settlement recommendations in, and the viability of, the Long-Term Settlements; anticipated trends in recruitment of non-malignant or unimpaired claimants by plaintiffs' law firms; and future defense costs. The study attempted to weigh relevant variables and assess the impact of likely outcomes on future case filings and settlement costs.

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

      Based upon the results of the actuarial study, the Corporation determined that, although substantial uncertainty remained, it was probable that asbestos claims (personal injury and property damage) then pending against U.S. Gypsum and future asbestos personal injury claims to be filed against it through 2003 could be resolved in the tort system for an amount between $889 million and $1.281 billion, including defense costs, and that within this range the most likely estimate was $1.185 billion. Consistent with this analysis, in the fourth quarter of 2000, the Corporation recorded a noncash, pretax charge of $850 million to results of operations, which, combined with the previously existing reserve, increased the reserve for asbestos claims to $1.185 billion. These amounts are stated before tax benefit and are not discounted to present value. Less than 10% of the reserve was attributable to defense and administrative costs. At the time of recording this reserve, it was expected that the reserve amounts would be expended over a period extending several years beyond 2003, because asbestos cases in the tort system historically had been resolved an average of three years after filing. The Corporation concluded that it did not have adequate information to allow it to reasonably estimate U.S. Gypsum's liability for asbestos claims to be filed after 2003.

      As a result of the Asbestos Agreement and Proposed Plan, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as will be set forth in the Proposed Plan (recorded at $3.95 billion based upon the assumption that the Proposed Plan will be confirmed, but that the FAIR Act or substantially similar legislation is not enacted as set forth in the Proposed Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its chapter 11 proceedings, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims.

      If the Proposed Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined through litigation in the bankruptcy proceeding. The amount of Debtors' asbestos personal injury liabilities could be determined to be significantly different from the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows, and results of operations in the period recorded.

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

      On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 Cases to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of these bankruptcy proceedings. This Adversary Proceeding is pending in the Bankruptcy Court and is captioned USG Corporation and United States Gypsum Company v. Center for Claims Resolution, Inc. and Safeco Insurance Company of America, Case No. 01-08932. The court consolidated the Adversary Proceeding with similar adversary proceedings brought by Federal-Mogul Corp., et al., and Armstrong World Industries, Inc., et al., in their bankruptcy proceedings.

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

      The Center bond litigation is pending before Judge Fitzgerald and has not been resolved. Pursuant to the Proposed Plan, the Center bond litigation would be resolved in the bankruptcy proceedings.

Conclusion: There are numerous factors and conditions that will affect confirmation of the Proposed Plan. One of the requirements of the Asbestos Agreement is that the Proposed Plan be confirmed and effective no later than August 1, 2006. There is no guarantee that the Proposed Plan will be confirmed or, if confirmed, become effective by August 1, 2006. If the Proposed Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' chapter 11 cases are unknown. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of USG Corporation's common stock. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

SILICA LITIGATION

During the 10 years prior to the Filing, Debtor U.S. Gypsum was named as a defendant in approximately 10 lawsuits claiming personal injury from exposure to silica allegedly from U.S. Gypsum products. The claims against U.S. Gypsum in silica personal injury lawsuits pending at the time of the Filing were stayed as a result of the Filing. Only one claimant filed a proof of claim alleging silica personal injury liability as of the bar date in the Bankruptcy Case. However, it has been estimated that tens of thousands of silica personal injury lawsuits have been filed against other defendants nationwide in recent years.

      In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more that 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each names from 178 to 195 defendants. None of these claimants filed proofs of claim in the bankruptcy case, and the dates of alleged injury are not specified in the state court complaints. However, U.S. Gypsum believes that the claims against it in these lawsuits should be stayed as a result of the Filing. In the third quarter of 2005, 14 of these complaints, involving 392 plaintiffs, were voluntarily dismissed without prejudice to refile. The Corporation does not have sufficient information to estimate the likely cost of resolving the pending silica claims. However, the Corporation believes that it has significant defenses to these claims if they are allowed to proceed. The Corporation has provided notice of these recent complaints to its insurance carriers. The Proposed Plan will provide that the one silica claimant who timely filed a proof of claim in the Debtors' bankruptcy proceedings will have his claim resolved in those proceedings or other forum, where appropriate.

      The Corporation believes that these silica matters, including the pending state court complaints, will not have a material impact on its financial position, cash flows or results of operations.

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

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              Quarter
                                ----------------------------------------
(millions, except share data)    First    Second    Third (a) Fourth (a)
------------------------------------------------------------------------
2005:
Net sales                       $ 1,173   $ 1,287   $ 1,344   $ 1,335
Gross profit                        214       267       301       320
Operating profit (loss)             124       181       211    (2,870)(b)
Net earnings (loss)                  77       110       158    (1,781)(b)
Per Common Share:
     Basic (c)                     1.77      2.55      3.58    (39.94)(b)
     Diluted (c)                   1.77      2.53      3.57    (39.94)(b)
------------------------------------------------------------------------
2004:
Net sales                         1,020     1,145     1,175     1,169
Gross profit                        171       216       234       216
Operating profit                     92       133       148       135
Net earnings                         57        80        90        85
Per Common Share:
     Basic (c)                     1.33      1.86      2.10      1.98
     Diluted                       1.33      1.86      2.10      1.97
------------------------------------------------------------------------

(a) Fourth quarter 2005 operating loss, net loss and loss per common share include a $37 million pretax ($23 million after-tax) noncash adjustment that should have been recorded in the third quarter. The adjustment relates to certain of the Corporation's natural gas derivative instruments, which no longer qualified for hedge accounting in the third quarter. If the adjustment had been recorded in the third quarter of 2005, consolidated net earnings for that quarter would have been $181 million.

(b) Fourth quarter 2005 operating loss, net loss and loss per common share include a provision of $3.1 billion pretax ($1.935 billion after-tax, or $43.39 per share) for asbestos claims. Fourth quarter 2005 net loss and loss per common share also include an after-tax charge of $11 million, or $0.25 per share, for the cumulative effect of an accounting change.

(c)   The sum of the four quarters is not the same as the total for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2005. Our audits also included the accompanying financial statement schedules,
Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

      The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation. In January 2006, the Corporation reached an Asbestos Agreement in which all present and future asbestos personal injury claims made against the Corporation would be resolved through cash payments by the Corporation into a trust established as part of the bankruptcy, if approved by the Bankruptcy Court. The Asbestos Agreement and the Corporation's Proposed Plan for emerging from its Chapter 11 bankruptcy proceedings are described in Note 2. It is not certain that the Asbestos Agreement or the Proposed Plan will ultimately be approved, or consummated as described. Should the Asbestos Agreement or the Proposed Plan not be approved or consumated, there is uncertainty as to the resolution of the Corporation's asbestos litigation. The uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 11, effective January 1, 2003, the Corporation changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and effective December 31, 2005, the Corporation adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements."

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated

February 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2006

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               Beginning                                  Ending
(millions)                      Balance   Additions (a)   Deductions (b)  Balance
---------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2005:
      Doubtful accounts          $  11        $    3         $    (4)     $   10
      Cash discounts                 3            49             (48)          4

---------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2004:
      Doubtful accounts             12             5              (6)         11
      Cash discounts                 3            43             (43)          3

---------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2003:
      Doubtful accounts             14             2              (4)         12
      Cash discounts                 3            50             (50)          3

---------------------------------------------------------------------------------

(a)   Reflects provisions charged to earnings

(b) Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9a. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Corporation's disclosure controls and procedures were effective and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(a) MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Corporation's internal control over financial reporting is effective based on those criteria.

      The Corporation's independent auditors have issued an audit report on management's assessment of internal control over financial reporting. This report appears below.

February 13, 2006

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that USG Corporation and subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in COSO.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2005. Our audit also included the accompanying financial statement schedules, Schedule II - Valuation and Qualifying Accounts. Our report dated February 13, 2006 expressed an unqualified opinion on those financial statements and accompanying financial statement schedules and included explanatory paragraphs regarding (i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern and (ii) a change in the method of accounting for asset retirement obligations due to the Corporation's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in 2003, and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements" in 2005.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2006

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 14, 2006):

           NAME, AGE AND                                                                                 PRESENT POSITION
         PRESENT POSITION                   BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS                  HELD SINCE
-----------------------------------      ----------------------------------------------------           -----------------
William C. Foote, 54                     Chairman, Chief Executive Officer and President to             January 2006
Chairman and Chief Executive             January 2006.
Officer

James S. Metcalf, 48                     President and Chief Executive Officer, L&W Supply              January 2006
President and Chief Operating            Corporation, to March 2002; Senior Vice President; President,
Officer                                  Building Systems, to February 2004; Executive Vice President;
                                         President, Building Systems, to January 2006.

Edward M. Bosowski, 51                   President, Growth Initiatives and International, to February   January 2006
Executive Vice President and Chief       2001; Senior Vice President, Marketing and Corporate
Strategy Officer; President, USG         Strategy; President, USG International, to February 2004;
International                            Executive Vice President, Marketing and Corporate Strategy;
                                         President, USG International, to January 2006.

Stanley L. Ferguson, 53                  Vice President and General Counsel to May 2001; Senior Vice    March 2004
Executive Vice President and             President and General Counsel to February 2004.
General Counsel

Richard H. Fleming, 58                   Same position.                                                 February 1999
Executive Vice President and
Chief Financial Officer

Brian J. Cook, 48                        Vice President, Human Resources, to February 2005.             February 2005
Senior Vice President, Human
Resources

Marcia S. Kaminsky, 47                   Vice President, Communications, to February 2005.              February 2005
Senior Vice President,
Communications

Dominic A. Dannessa, 49                  Senior Vice President, CRM and Global Supply Chain, U.S.       January 2006
Vice President; Executive Vice           Gypsum Company, to August 2003; Senior Vice President,
President, Manufacturing, Building       Manufacturing, U.S. Gypsum Company, to January 2006.
Systems

Brendan J. Deely, 40                     Vice President, Operations, L&W Supply Corporation, to April   June 2005
Vice President; President and Chief      2004;  Senior Vice President and Chief Operating Officer,
Operating Officer, L&W Supply            L&W Supply Corporation, to June 2005.
Corporation

           NAME, AGE AND                                                                                PRESENT POSITION
         PRESENT POSITION                       BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS             HELD SINCE
-----------------------------------      ------------------------------------------------------------   -----------------
Fareed A. Khan, 40                       Vice President, Marketing & Business Development, L&W          January 2006
Vice President;                          Supply Corporation, to May 2002; Vice President, Marketing,
Executive Vice President, Sales and      U.S. Gypsum Company, to October 2003; Senior Vice President,
Marketing, Building Systems              Supply Chain & CRM and IT, U.S. Gypsum Company, to
                                         January 2006.

Karen L. Leets, 49                       Assistant Treasurer, McDonald's Corporation, to March 2003.     March 2003
Vice President and Treasurer

D. Rick Lowes, 51                        Vice President and Treasurer to October 2002.                  October 2002
Vice President and Controller

Peter K. Maitland, 64                    Same position.                                                 February 1999
Vice President, Compensation,
Benefits and Administration

Donald S. Mueller, 58                    Vice President of Research and Chief Technology                February 2005
Vice President, Research and             Officer, Ashland Specialty Chemical Co., to October
Development                              2003; Director, Industrial and State Relations for
                                         Environmental Science Institute, Ohio State
                                         University, to December 2004.

Clarence B. Owen, 57                     Senior Vice President, International, USG Interiors,           January 2003
Vice President and Chief                 Inc., to May 2001; Vice President to May 2001; Vice
Technology Officer                       President, International and Technology, to January 2003.

John Eric Schaal, 62                     Associate General Counsel to February 2002.                    February 2002
Corporate Secretary and
Associate General Counsel

COMMITTEE CHARTERS AND CODE OF BUSINESS CONDUCT

The Corporation's code of business conduct and ethics (applicable to directors, officers and employees and titled the Code of Business Conduct), its corporate governance guidelines, and the charters of committees of the board of directors, including the audit committee, governance committee, and compensation and organization committee, are available on the Corporation's website at www.usg.com. Shareholders may request a paper copy of this information by writing to: J. Eric Schaal, Corporate Secretary and Associate General Counsel, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. Any waivers of, or changes to, the Code of Business Conduct applicable to executive officers, directors or persons performing similar functions will be promptly disclosed on the Corporation's website in the "Investor Information" section, as required by the Securities and Exchange Commission and the New York Stock Exchange ("NYSE").

      Following the annual meeting of stockholders held on May 11, 2005, the CEO of the Corporation filed a certificate with the NYSE declaring that he was not aware of any violation by the Corporation of the NYSE's Corporate Governance Listing Standards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the Corporation's common stock that may be issued upon exercise of options, and rights associated with any such option exercises, under all of the Corporation's equity compensation plans as of December 31, 2005, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by the Corporation's stockholders.

                                                                                           NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE            EQUITY COMPENSATION
                                  ISSUED UPON EXERCISE          EXERCISE PRICE OF            PLANS (EXCLUDING
                                 OF OUTSTANDING OPTIONS      OUTSTANDING OPTIONS AND     SECURITIES REPORTED IN
   PLAN CATEGORY                       AND RIGHTS                  RIGHTS                      COLUMN ONE)
--------------------------     --------------------------    -----------------------     -----------------------
Equity compensation plans
approved by stockholders                          604,650                     $44.57                           -
Equity compensation plans
not approved by
stockholders                                            -                          -                           -
----------------------------------------------------------------------------------------------------------------
Total                                             604,650                     $44.57                           -
----------------------------------------------------------------------------------------------------------------

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

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of the Corporation's consolidated financial statements and supplementary data schedule.

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

3.3 Amended and Restated By-Laws of USG Corporation, dated as of May 12, 2004 (incorporated by reference to Exhibit 3 (ii) of USG Corporation's Form 10-Q, dated July 30, 2004).

3.4 Amendment No. 1 to the Certificate of Designations of Junior Participating Preferred Stock, Series D (incorporated herein by reference to Form 8-K filed by USG Corporation on February 1, 2006).

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1 Indenture dated as of October 1, 1986, between USG Corporation and Wells Fargo Bank, N.A., successor Trustee to National City Bank of Indiana, which was successor Trustee to Bank One, which was successor Trustee to Harris Trust and Savings Bank (incorporated by reference to Exhibit 4(a) of USG Corporation's Registration Statement No. 33-9294 on Form S-3, dated October 7, 1986).

4.2 Rights Agreement dated March 27, 1998, between USG Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to
      Exhibit 4 of USG Corporation's Form 8-K, dated March 27, 1998).

4.3 Amendment No. 1, dated January 30, 2006, to the Rights Agreement, dated as of March 27, 1998, by and between the Corporation and Harris N.A., successor to Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 of USG Corporation's Amendment No. 1 to Form 8-A, dated January 30, 2006).

4.4 Form of Common Stock certificate (incorporated by reference to Exhibit 4.4 to USG Corporation's Form 8-K, dated May 7, 1993).

4.5 USG Corporation Reorganization Rights Plan, dated as of January 30, 2006 (incorporated by reference to Exhibit 4.1 of USG Corporation's Form 8-A, dated January 30, 2006).

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

10.17 First Amendment to Master Letter of Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10 of USG Corporation's Form 10-Q, dated March 31, 2005).

10.18 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 31,
      1995). *

10.19 First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) of USG Corporation's Form 10-Q, dated November 6, 2000). *

10.20 2006 Annual Management Incentive Program of USG Corporation, with revisions approved on February 8, 2006 (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated February 13, 2006). *

10.21 2005 Annual Management Incentive Program - USG Corporation - with revisions approved on February 9, 2005 (incorporated by reference to Exhibit 10.1 of USG Corporation's Form 8-K, dated February 15, 2005). *

10.22 Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 28, 1997). *

10.23 First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) of USG Corporation's Annual Report on Form 10-K, dated February 20, 1998). *

10.24 Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) of USG Corporation's Form 10-Q, dated November 6, 2000). *

10.25 Third Amendment to Omnibus Management Incentive Plan, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.25 of USG Corporation's Annual Report on Form 10-K, dated December 31, 2004). *

10.26 Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) of USG Corporation (incorporated by reference to Exhibit 10.2 of USG Corporation's Form 8-K, dated November 14, 2005). *

10.27 Key Employee Retention Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(v) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.28 Key Employee Retention Plan (July 1, 2004 - December 31, 2005), dated July 1, 2004 (incorporated by reference to Exhibit 10 of USG Corporation's Form 10-Q, dated July 30, 2004). *

10.29 Senior Executive Severance Plan, dated May 16, 2001, as amended September 20, 2001 (incorporated by reference to Exhibit 10(w) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.30 Senior Executive Severance Plan, dated January 1, 2005 (incorporated by reference to Exhibit 10.29 of USG Corporation's Annual Report on Form 10-K, dated February 18, 2005). *

10.31 Amendment and Restatement of USG Corporation Retirement Plan, dated December 29, 1999 (incorporated by reference to Exhibit 10.37 of USG Corporation's Annual Report on Form 10-K, dated December 31, 2004). *

10.32 First Amendment of USG Corporation Retirement Plan, dated May 22, 2001 (incorporated by reference to Exhibit 10.38 of USG Corporation's Annual Report on Form 10-K, dated December 31, 2004). *

10.33 Second Amendment of USG Corporation Retirement Plan, dated December 21, 2001 (incorporated by reference to Exhibit 10(ac) of USG Corporation's Annual Report on Form 10-K, dated March 1, 2002). *

10.34 Third Amendment of USG Corporation Retirement Plan, dated August 22, 2002 (incorporated by reference to Exhibit 10.31 of USG Corporation's Annual Report on Form 10-K, dated February 27, 2003). *

10.35 Fourth Amendment of USG Corporation Retirement Plan, dated November 4, 2004 (incorporated by reference to Exhibit 10.2 to USG Corporation's Form 8-K, dated November 17, 2004). *

10.36 Fifth Amendment of USG Corporation Retirement Plan, dated August 4, 2005.
      * **

10.37 Sixth Amendment of USG Corporation Retirement Plan, dated January 27, 2006. * **

10.38 USG Corporation 2006 Corporate Performance Plan, dated January 25, 2006 (incorporated by reference to Exhibit 10 to USG Corporation's Form 8-K, dated January 25, 2006). *

10.39 Settlement Term Sheet, dated January 24, 2006, by and among USG Corporation and its debtor subsidiaries, the Official Committee of the Asbestos Personal Injury Claimants and Dean M. Trafelet, in his capacity as the Legal Representative for Future Claimants in the Reorganization Cases (incorporated herein by reference to Form 8-K filed by USG Corporation on January 30, 2006).

10.40 Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to Form 8-K filed by USG Corporation on January 30, 2006).

10.41 Shareholder's Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to Form 8-K filed by USG Corporation on January 30, 2006).

10.42 Registration Rights Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to Form 8-K filed by USG Corporation on January 30, 2006).

OTHER:

21    Subsidiaries **

23    Consents of Experts and Counsel **

24    Power of Attorney **

31.1 Rule 13a - 14(a) Certifications of USG Corporation's Chief Executive Officer **

31.2 Rule 13a - 14(a) Certifications of USG Corporation's Chief Financial Officer **

32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer **

32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer **

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K

**    Filed or furnished herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                USG CORPORATION

February 14, 2006

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

/s/ William C. Foote                           February 14, 2006
-------------------------------------
WILLIAM C. FOOTE
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard H. Fleming                         February 14, 2006
-------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ D. Rick Lowes                              February 14, 2006
-------------------------------------
D. RICK LOWES
Vice President and Controller
(Principal Accounting Officer)

ROBERT L. BARNETT, KEITH A. BROWN,          )  By: /s/ Richard H. Fleming
                                                   -----------------------------
JAMES C. COTTING, LAWRENCE M. CRUTCHER,     )      Richard H. Fleming
W. DOUGLAS FORD, DAVID W. FOX,              )      Attorney-in-fact
VALERIE B. JARRETT, STEVEN F. LEER,         )      Pursuant to Power of Attorney
MARVIN E. LESSER, JOHN B. SCHWEMM,          )      (Exhibit 24 hereto)
JUDITH A. SPRIESER                          )      February 14, 2006
Directors                                   )