Form 10-Q
period 2006-03-31
USG CORP
filed 2006-05-01
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

Registrant's telephone number, including area code (312) 606-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large
accelerated filer   X   Accelerated filer       Non-accelerated filer
                  -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          -----    -----

The number of shares outstanding of the registrant's common stock was 44,794,046 as of March 31, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Operations:
            Three Months Ended March 31, 2006 and 2005                        3

         Consolidated Balance Sheets:
            As of March 31, 2006 and December 31, 2005                        4

         Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 2006 and 2005                        5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                               43

Item 4.  Controls and Procedures                                             64

Report of Independent Registered Public Accounting Firm                      66

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   68

Item 1a. Risk Factors                                                        68

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         68

Item 6.  Exhibits                                                            68

Signatures                                                                   69

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS
                                                ENDED MARCH 31,
                                           -------------------------
                                               2006          2005
                                           -----------   -----------
Net sales                                  $     1,465   $     1,173
Cost of products sold                            1,108           959
                                           -----------   -----------
Gross profit                                       357           214
Selling and administrative expenses                 99            89
Chapter 11 reorganization expenses                   2             1
                                           -----------   -----------
Operating profit                                   256           124
Interest expense                                   486             1
Interest income                                     (3)           (2)
                                           -----------   -----------
Earnings (loss) before income taxes               (227)          125
Income tax expense (benefit)                       (86)           48
                                           -----------   -----------
Net earnings (loss)                               (141)           77
                                           ===========   ===========
Basic earnings (loss) per common share           (3.15)         1.77
Diluted earnings (loss) per common share         (3.15)         1.77
Average common shares                       44,729,100    43,327,008
Average diluted common shares               44,729,100    43,506,597

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF         AS OF
                                                       MARCH 31,   DECEMBER 31,
                                                          2006         2005
                                                       ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                               $1,083        $  936
Short-term marketable securities                           280           234
Restricted cash                                             95            78
Receivables (net of reserves - $15 and $14)                639           453
Inventories                                                341           315
Income taxes receivable                                      6             6
Deferred income taxes                                       31             2
Other current assets                                       157           155
                                                        ------        ------
Total current assets                                     2,632         2,179

Long-term marketable securities                             --           329
Property, plant and equipment (net of accumulated
   depreciation and depletion - $1,013 and $982)         1,966         1,946
Deferred income taxes                                    1,625         1,423
Goodwill                                                   105            64
Other assets                                               194           201
                                                        ------        ------
Total Assets                                             6,522         6,142
                                                        ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                           321           281
Accrued expenses                                           227           275
Deferred income taxes                                       --             6
Income taxes payable                                       128            38
                                                        ------        ------
Total current liabilities                                  676           600

Deferred income taxes                                       30            28
Other liabilities                                          481           476
Liabilities subject to compromise                        5,831         5,340
Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock                                             --            --
Common stock                                                 5             5
Treasury stock                                            (213)         (219)
Capital received in excess of par value                    439           435
Accumulated other comprehensive income                       9            72
Retained earnings (deficit)                               (736)         (595)
                                                        ------        ------
Total stockholders' equity (deficit)                      (496)         (302)
                                                        ------        ------
Total Liabilities and Stockholders' Equity (Deficit)     6,522         6,142
                                                        ======        ======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                            ---------------
                                                              2006     2005
                                                             ------   -----
OPERATING ACTIVITIES:
Net earnings (loss)                                          $ (141)  $  77
Adjustments to reconcile net earnings (loss) to net cash:
   Depreciation, depletion and amortization                      33      30
   Deferred income taxes                                       (196)     15
(Increase) decrease in working capital:
   Receivables                                                 (165)   (110)
   Income taxes receivable                                       --       1
   Inventories                                                  (16)     (8)
   Payables                                                     123      17
   Accrued expenses                                             (51)    (26)
Increase in other assets                                        (11)     (9)
Increase in other liabilities                                     2       2
Increase (decrease) in liabilities subject to compromise        491      (1)
Other, net                                                       (6)     (2)
                                                             ------   -----
Net cash provided by (used for) operating activities             63     (14)
                                                             ------   -----
INVESTING ACTIVITIES:
Capital expenditures                                            (52)    (33)
Purchases of marketable securities                              (81)   (184)
Sales or maturities of marketable securities                    365     144
Net proceeds from asset dispositions                              1      --
Acquisitions of businesses, net of cash acquired                (74)     --
(Deposit) return of restricted cash                             (17)      1
                                                             ------   -----
Net cash provided by (used for) investing activities            142     (72)
                                                             ------   -----
FINANCING ACTIVITIES:
Payment of rights offering backstop commitment fee              (67)     --
Issuances of common stock upon exercise of stock options          7       1
Tax benefit of share-based payments                               2      --
                                                             ------   -----
Net cash provided by (used for) financing activities            (58)      1
                                                             ------   -----
Effect of exchange rate changes on cash                          --      (2)
Net increase (decrease) in cash and cash equivalents            147     (87)
Cash and cash equivalents at beginning of period                936     756
                                                             ------   -----
Cash and cash equivalents at end of period                    1,083     669
                                                             ======   =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                    --       1
Income taxes paid, net                                           12      15

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  PREPARATION OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of USG Corporation ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006.

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

     The chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The following subsidiaries filed chapter 11 petitions: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by any of the Debtors.

     In late January 2006, the Debtors reached an agreement with the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC") and the legal representative for future asbestos personal injury claimants (the "Futures Representative") to resolve Debtors' present and future asbestos personal injury liabilities and to cooperate in the confirmation of a plan of reorganization consistent with that resolution (the "Asbestos Agreement"). The Asbestos Agreement was approved by the Corporation's Board of Directors on January 29, 2006, was executed by the Futures Representative and each law firm representing a member of the ACC, and is supported by the committee representing unsecured creditors (the "Official Committee of Unsecured Creditors") and the committee representing the Corporation's shareholders (the "Official Committee of Equity Security Holders"). The Asbestos Agreement does not address asbestos property damage claims.

     As contemplated by the Asbestos Agreement, the Debtors filed a First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (the "Plan") and Disclosure Statement describing the Plan with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in April 2006. Consistent with the Asbestos Agreement, the Plan, which has not been confirmed by the court, provides for the resolution of Debtors' asbestos personal injury liability and the resolution and payment of all other claims or interests as follows:

     - The Debtors' asbestos personal injury liability will be resolved by the creation and funding of a trust under Section 524(g) of the Bankruptcy Code that will pay all qualifying present and future asbestos personal injury claims against the Debtors.

     - The amount that Debtors will pay into the Section 524(g) trust depends upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively the "FAIR Act") is enacted by the 10th day after final adjournment of the term of the current Congress (currently expected to occur no later than December 2006).

     - On the effective date of the Plan, the Debtors will be required to pay $900 million to the Section 524(g) asbestos trust and provide a contingent payment note for an additional $3.05 billion to the trust. If the FAIR ACT is enacted and survives subsequent constitutional challenge, the contingent payment note will be cancelled and the Debtors will owe no further payments to the Section 524(g) trust.

     - If the FAIR Act is not enacted in the time specified, or is enacted but declared unconstitutional, the Debtors will be required to make the $3.05 billion payment to the Section 524(g) trust in two installments pursuant to the contingent payment note, for a total payment to the trust of $3.95 billion.

     - Allowed claims of all other creditors, including allowed claims of general unsecured creditors, will be paid in full, with interest as provided in the Plan.

     - Disputed claims, including disputed asbestos property damage claims, will be resolved in the bankruptcy proceedings or other court, where appropriate, and will be paid in full the amount, if any, determined to be owed plus interest as required.

     - Shareholders of the Corporation as of the effective date of the Plan will retain their shares, and pursuant to a proposed rights offering, will have the right to purchase, at $40.00 per share, one new share of the Corporation's common stock for each share owned as of the record date of the rights offering.

     The amounts that the Debtors will be required to pay under the Asbestos Agreement and the Plan are fixed amounts, depending only upon passage of the FAIR Act, that were determined through settlement negotiations with the ACC and the Futures Representative.

     If confirmed by the courts, the Plan will contain an injunction channeling all present and future asbestos personal injury and related claims against the Debtors to the trust for payment and barring any individual or entity from bringing an asbestos personal injury or related claim against Debtors. This channeling injunction will include any asbestos personal injury claims against Debtors relating to A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation.

     On April 7, 2006, the Bankruptcy Court entered an order permitting Debtors to solicit votes regarding the Plan from asbestos personal injury claimants, the only class of creditors entitled to vote on the Plan. The deadline for voting on the Plan is June 2, 2006. The Bankruptcy Court has scheduled a hearing for June 15 and 16, 2006, before both the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court") to determine whether to confirm the Plan.

     There are important conditions that must be met before the Plan can be confirmed and become effective. One of the conditions is that the Plan must be confirmed and have an effective date on or before August 1, 2006, absent written agreement among all parties to the Asbestos Agreement to extend that time. There can be no assurance that the Plan will be confirmed or, if confirmed, become effective by August 1, 2006.

     Additional information about the Plan, the Section 524(g) asbestos personal injury trust contemplated by the Plan, funding relating to the Plan, the rights offering and conditions and other factors relating to the effectiveness of the Plan is set forth below in Developments in the Reorganization Proceeding, and in Note 12, Litigation.

     CONSEQUENCES OF THE FILING

     As a consequence of the Filing, all asbestos lawsuits and other lawsuits pending against the Debtors as of the Petition Date are stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. Since the Filing, the Debtors have ceased making cash payments with respect to asbestos lawsuits. The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code, and vendors are being paid for goods furnished and services provided after the Filing.

     In connection with the Filing, the Corporation implemented a key employee retention plan that was approved by the Bankruptcy Court and began on July 1, 2001, continuing until June 30, 2004. Effective July 1, 2004, the key employee retention plan, in an amended form, was extended until December 31, 2005. Expenses associated with this plan amounted to $5.4 million in the first quarter of 2005.

     On January 10, 2006, the Bankruptcy Court approved the USG Corporation 2006 Corporate Performance Plan (the "CPP"). The CPP is effective for eligible participants from January 1, 2006 through December 31, 2006, or through and including the effective date of the Plan, whichever comes first. The CPP provides participants, who hold key positions identified as eligible, with two cash payments equal to a specified percentage of their annual base salary. The second payment is subject to a performance adjustment based on the Corporation's 2006 calendar-year results, which could increase the second payment up to 50% or eliminate it altogether. If the Plan becomes effective before December 31, 2006, the awards earned under the CPP will be prorated based on the actual number of months the CPP was in effect. The cost of the CPP is projected to be approximately $22 million for 2006 before taking into account proration or the performance feature. Expenses associated with the CPP amounted to $6.1 million in the first quarter of 2006.

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

     Both Judge Conti and Judge Fitzgerald will preside over a hearing scheduled for June 15 and 16, 2006, to determine whether to confirm the Plan. If confirmed, as provided by the Plan, the Debtors will fund the Section 524(g) asbestos personal injury trust by making a $890 million cash payment to the trust; issuing an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuing a contingent payment note in the amount of $3.05 billion.

     Whether the Debtors must make payment on the contingent payment note of $3.05 billion depends upon whether the FAIR Act is enacted and made law by the 10th day after final adjournment of the 109th Congress (the "Trigger Date"). Final adjournment of the 109th Congress is currently expected to be no later than December 2006. With certain exceptions outlined below, the Plan provides that the Debtors' obligations under the $3.05 billion contingent payment note will be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows: $1.9 billion of the contingent payment note will be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note will be payable within 180 days after the Trigger Date. Interest will accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

     The Debtors will be co-obligors and jointly and severally liable under both the $10 million note and the $3.05 billion contingent payment note. Each of the notes will be secured by an obligation to pledge to the Section 524(g) trust shares of the voting stock of the reorganized Corporation equal to 51 percent of the amount outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

     Under the Plan, if the FAIR Act is enacted by the Trigger Date but is ultimately held unconstitutional, the Debtors will be required to pay the full amount of the $3.05 billion contingent payment note. Specifically, if there is a constitutional challenge to the FAIR Act within 60 days of enactment, the Debtors will be obligated to pay the $3.05 billion note if the constitutional challenge results in a final, non-appealable order that the FAIR Act is (i) unconstitutional in its entirety; or (ii) unconstitutional insofar as it applies to debtors in chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as defined in the Asbestos Agreement. If the constitutional challenge is resolved by a final, non-appealable order in any manner other than as described in the preceding sentence, then the $3.05 billion contingent payment, including the obligation to pledge the stock of the reorganized Corporation, will be cancelled.

     The Debtors' financial obligations under the Plan, if confirmed, will depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through (i) accumulated cash and marketable securities (totaling $1.458 billion as of March 31, 2006), as well as future cash available from operations; (ii) a rights offering to the Corporation's stockholders that is expected to raise gross proceeds of approximately $1.8 billion in new equity funding; (iii) anticipated tax refunds; and (iv) new debt financing.

     Under the proposed rights offering, each stockholder as of the record date of the rights offering will receive a right to purchase, for each USG Corporation common share held on that date, one new USG Corporation common share at a price of $40.00. If all stockholders exercise their rights to purchase these additional shares, the percentage ownership of each stockholder in the Corporation will remain unchanged by the rights offering. These rights are expected to be freely tradeable during the offering period in which they are outstanding. The record date for the rights offering has not been established but the rights offering will not commence until after confirmation and the effective date of the Plan. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities.

     The rights offering is supported by a backstop commitment from Berkshire Hathaway Inc., a current stockholder of the Corporation, which has been approved by the Bankruptcy Court. As part of the backstop commitment, Berkshire Hathaway Inc. agrees that it will purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the rights offering that are not issued pursuant to the exercise of rights in the rights offering, up to a total commitment of $1.8 billion. In consideration for Berkshire Hathaway Inc.'s commitment, in the first quarter of 2006, the Corporation made a one-time, non-refundable payment of $67 million to Berkshire Hathaway Inc.

     Unless extended by the Corporation, the backstop commitment will expire if the rights offering has not been concluded prior to September 30, 2006. If the rights offering is not concluded by September 30, 2006, the Corporation may extend the obligations of Berkshire Hathaway Inc. under the backstop commitment until November 14, 2006 in specified circumstances, including the payment to Berkshire Hathaway Inc. of an additional non-refundable $6.7 million fee.

     In connection with the backstop commitment, the Corporation and Berkshire Hathaway Inc. entered into a shareholder's agreement whereby Berkshire Hathaway Inc. agrees, among other things, that for a period of seven years following completion of the rights offering, except in limited circumstances, Berkshire Hathaway Inc. will not acquire beneficial ownership of the Corporation's voting securities if, after giving effect to the acquisition, Berkshire Hathaway Inc. would own more than 40% of the Corporation's voting securities on a fully diluted basis (or such higher percentage of voting securities that Berkshire Hathaway Inc. owns after making any purchases required under the backstop commitment described above). Berkshire Hathaway Inc. further agrees that, during such seven-year period, it will not solicit proxies with respect to securities of the Corporation or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless such proposal or offer is (i) requested by the Corporation's Board of Directors, or (ii) made to the Board of Directors confidentially, is conditioned on approval by a majority of the voting securities of the Corporation not owned by Berkshire Hathaway Inc. and a determination by the Board of Directors as to its fairness to stockholders and, if the proposed transaction is not a tender offer for all shares of common stock or an offer for the entire company, is accompanied by an undertaking to offer to acquire all shares of common stock of the Corporation outstanding after completion of the transaction at the same price per share as was paid in the transaction. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway Inc. in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the rights offering) will be voted proportionally with all voting shares. Berkshire Hathaway Inc. also agrees that if purchases or sales of common stock of the Corporation by it or specified affiliates would prevent the Corporation from carrying back a net operating loss attributable to a specified payment to the Section 524(g) trust, Berkshire Hathaway Inc. will not, upon notice from the Corporation, make such purchases or sales until the Corporation has made its first payment under the contingent payment note issued to the Section 524(g) trust or the Corporation notifies Berkshire Hathaway Inc. that this limitation is no longer needed.

     Under the shareholder's agreement, for the same seven-year period, the Corporation agrees to exempt Berkshire Hathaway Inc. from its existing or future stockholder rights plans to the extent that Berkshire Hathaway Inc. complies with the terms and conditions of the shareholder's agreement. If there is a stockholder vote on a stockholder rights plan that does not contain this agreed exemption, Berkshire Hathaway Inc. may vote without restriction all the shares it holds in a stockholder vote to approve or disapprove the proposed stockholder rights plan. The Corporation also agrees that, after the seven-year standstill period ends, during the time that Berkshire Hathaway Inc. owns the Corporation's equity securities, Berkshire Hathaway Inc. will be exempted from any stockholder rights plan, except that the Board may adopt a stockholder rights plan that restricts Berkshire Hathaway Inc. from acquiring (although it may continue to hold) beneficial ownership of more than 50% of voting securities of the Corporation, on a fully diluted basis, other than pursuant to an offer to acquire all shares of common stock of the Corporation that is open for at least sixty calendar days.

     The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway Inc. registration rights with respect to its shares of the Corporation's common stock.

     If the Debtors are required to pay the $3.05 billion contingent payment note to the Section 524(g) trust, the Corporation expects to fund part of these payment obligations by obtaining approximately $1 billion of new debt financing (which excludes any necessary tax bridge financing) in the second half of 2006. It is currently expected that the new debt financing will also include a revolving credit facility as well as a $1.1 billion tax bridge facility. The tax bridge facility could be used to make trust payments if the proceeds from tax refunds generated from the Debtors' contribution to the Section 524(g) trust are not received prior to the time that those trust payments are due. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Section 524(g) asbestos trust, the Corporation expects to receive cash tax refunds of about $1.1 billion based upon a net operating loss that would be created. If these tax refunds have not been received by the Corporation when the final payment is due to the trust, the Corporation may use the tax bridge facility to make such payment. The Corporation is in the process of negotiating the terms and conditions of those credit facilities. There can be no assurance that financing will become available on terms currently contemplated or otherwise on commercially reasonable terms.

     There are numerous factors and conditions that will affect whether the Plan is confirmed and becomes effective. These include, among others, the following requirements: the plan must be confirmed and effective no later than August 1, 2006, absent written agreement of the parties to the Asbestos Agreement to extend that date; the class or classes of claimants whose claims are to be addressed by the Section 524(g) asbestos personal injury trust must be established and vote in favor of the Plan by at least 75% of those voting; the Bankruptcy Court or the District Court must issue various findings of fact and conclusions of law required to create a
     Section 524(g) asbestos personal injury trust and issue an injunction channeling all asbestos personal injury claims against Debtors to the
     Section 524(g) trust, including the findings that the asbestos trust is designed to pay present claims and future demands that involve similar claims in substantially the same manner and that the trust own, or have the right to acquire if specified contingencies occur, a majority of the voting stock of a relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor; the Bankruptcy Court or the District Court must issue various findings that the Plan complies with all other applicable requirements of the Bankruptcy Code; the Bankruptcy Court or the District Court must enter a confirmation order (and, if the Bankruptcy Court enters the confirmation order, the District Court must affirm it); and the Bankruptcy Court and the District Court, as required, must enter the
     Section 524(g) injunction set forth in the Plan. The failure to resolve disputes with any objectors to the Plan could materially hinder satisfaction of the requirement that the Plan be confirmed and effective by August 1, 2006.

     If the Plan, or a substantially similar plan, is not confirmed, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved. In such a situation, the amount of those liabilities may be resolved through litigation before Judge Conti which was pending at the time the Asbestos Agreement was reached. In that litigation, there were key, contested issues among the Debtors, on the one hand, and the ACC and Futures Representative, on the other hand, relevant to estimation of the amount of Debtors' asbestos personal injury liabilities. Those key issues included: whether claimants who do not have objective evidence of asbestos-related disease are entitled to be compensated by Debtors and whether such claimants are entitled to vote on any plan of reorganization; the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; the appropriate claim values to apply to legitimate present and future asbestos personal injury claims; and whether estimation of Debtors' liability should be based solely on its claims settlement history and not on consideration of the underlying merits of the claims.

     At the time the Asbestos Agreement was reached, there were also litigation proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green, a former subsidiary of U.S. Gypsum and the Corporation. In those proceedings, the Debtors other than U.S. Gypsum requested a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. In opposition, the ACC, the Futures Representative, and the Official Committee of Asbestos Property Damage Claimants sought a contrary ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

     In those same proceedings before Judge Fitzgerald, the ACC and the Futures Representative alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They alleged that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, all of the Debtors are therefore liable for A.P. Green's liabilities. The Official Committee of Asbestos Property Damage Claimants asserted similar claims.

     At the time the Asbestos Agreement was reached, there was no resolution in the litigation proceedings regarding whether the Debtors are responsible for some or all of the asbestos liabilities of A.P. Green. A.P. Green, which manufactured and sold refractory products, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. This newly formed corporation is also referred to herein as "A.P. Green." A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of the Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of the Corporation.

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

     The estimated amount of A.P. Green's asbestos personal injury liabilities is not known. The debtors in the A.P. Green reorganization proceeding have filed a plan of reorganization which, if confirmed, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a Section 524(g) trust. However, the A.P. Green plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The A.P. Green plan documents state that the asbestos personal injury trust to be created in that case will be funded with approximately $334 million dollars in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Although the A.P. Green plan documents do not provide an estimate of the amount of A.P. Green's present and future asbestos liabilities, available information indicates that the assets to be provided to the asbestos trust in the A.P. Green case will not be sufficient to pay in full the asbestos liability of A.P. Green. The A.P. Green plan has been approved by vote of its creditors, and the bankruptcy court presiding over the A.P. Green reorganization proceeding has scheduled a hearing for June 5, 2006, to decide whether to confirm the A.P. Green plan.

     Since the announcement of the Asbestos Agreement in Debtors' Chapter 11 Cases, the litigation proceedings before Judge Fitzgerald, relating to whether the Debtors are responsible for A.P. Green's liabilities, and the litigation proceedings before Judge Conti, relating to estimation of Debtors' asbestos personal injury liabilities, have been inactive.

     The Plan filed by the Debtors in these Chapter 11 Cases provides that all asbestos personal injury claims against the Debtors, including claims relating to A.P. Green, will be channeled to the Debtors' Section 524(g) trust. However, the Plan is subject to numerous conditions, and there can be no assurance that the Plan will be confirmed. If the Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases will be undetermined. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, including alleged liabilities relating to A.P. Green; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock or other securities. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

     POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

     On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation is titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act"). The FAIR Act of 2005 is co-sponsored by 17 Republican Senators and three Democratic Senators. The Act was referred to the Senate Committee on the Judiciary and was approved by the committee on May 27, 2005, by a majority vote of the Committee. The FAIR Act of 2005 has not been approved by the full Senate, has not been considered by the House of Representatives, is not law and may not become law.

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

     As stated above, pursuant to the Plan, the amounts that Debtors will be required to pay into the Section 524(g) asbestos personal injury trust depend on whether the FAIR Act is enacted by the 10th day after final adjournment of the term of the current Congress. Final adjournment is currently expected to be no later than December 2006. Under the Plan, if such legislation is enacted by that date and survives subsequent constitutional challenge, the amount that the Debtors will be required to contribute to the Section 524(g) trust will be $900 million. If the FAIR Act is not enacted by the 10th day after final adjournment of the term of the current Congress, or is enacted but declared unconstitutional, the amount that the Debtors will be required to pay to the trust will total $3.95 billion.

     The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will ever be enacted or, if enacted, what the terms of the final legislation might be. In February 2006, the Senate began debate on the FAIR Act. However, an objection to further proceedings was raised based on the failure of the FAIR Act to comply with federal budget rules. This objection could have been waived by the affirmative vote of 60 Senators, but a motion to waive the budget objection failed by a vote of 58 to 41 on February 14, 2006. As a result, the Senate ceased debate on the FAIR Act and no additional action has been subsequently taken or is scheduled at this time.

     Whether the FAIR Act is enacted by the 10th day after final adjournment of the term of the current Congress will materially determine the amount the Debtors will be required to pay into the Section 524(g) trust if Debtors' Plan is confirmed. Even if the Plan is not confirmed, enactment of such legislation would materially impact the amount of the Debtors' asbestos personal injury liability.

     ASBESTOS PROPERTY DAMAGE CLAIMS

     The Asbestos Agreement and the Plan do not resolve asbestos property damage claims against the Debtors. The Plan provides that disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for asbestos property damage claims, the Plan provides that the Debtors will pay such amounts in full, with interest where required. Any settled asbestos property damage claims will also be paid in full.

     As of the Petition Date, U.S. Gypsum was a defendant in 11 asbestos property damage lawsuits. As a result of the bar date for filing asbestos property damage claims in Debtors' Chapter 11 Cases, approximately 1,400 asbestos property damage claims were filed plus more than 70 such claims filed after the bar date. To date, more than 900 claims have been disallowed or withdrawn, leaving approximately 550 claims pending. Debtors have reached agreements in principle to resolve 230 of the approximately 550 pending claims. Those claims that are not settled will likely be resolved through litigation. The estimated cost of resolving pending asbestos property damage claims, including settled and unresolved claims, is included within the asbestos reserve recorded in the fourth quarter of 2005. The asbestos property damage claims are described in more detail in
     Note 12, Litigation.

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

     Approximately 5,000 proofs of claim for general unsecured creditors

     (including pre-petition debtholders and contingent claims, but excluding asbestos-related claims) totaling approximately $8.7 billion were filed by the bar date. Of this amount, $5.7 billion worth of claims have been withdrawn from the case by creditors. The Debtors have been analyzing the remaining proofs of claim and have determined that many of them are duplicates of other proofs of claim or of liabilities previously scheduled by the Debtors. In addition, many claims were filed against multiple Debtors or against an incorrect Debtor, or were incorrectly claiming a priority level higher than general unsecured or an incorrect dollar amount. To date, the court has expunged 264 claims totaling $29.5 million as duplicates; expunged 531 claims totaling $352.9 million as amended or superceded; allowed the reduction of 848 claims by a total of $21.6 million; and allowed the correction of the Debtors on 1,533 claims and the reclassification of 291 claims to general unsecured claims. The Debtors continue to analyze and reconcile filed claims.

     The deadline to bring avoidance actions in the Chapter 11 Cases was June 25, 2003. Avoidance actions may include claims to avoid alleged preferences made during the 90-day period prior to the filing (or one-year period for insiders) or other transfers made or obligations incurred that could be alleged to be constructive or actual fraudulent conveyances under applicable law. Effective prior to the avoidance action deadline, the Bankruptcy Court granted the motion of the Official Committee of Unsecured Creditors to file a complaint seeking to avoid and recover as preferences certain pre-petition payments made by the Debtors to 206 creditors, where such payments, in most cases, exceeded $500,000. Under the Plan, the avoidance action would be dismissed.

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

     Under the Plan, allowed claims of general unsecured creditors will be paid in full, with interest where required. Disputed general unsecured claims, including litigation claims, will be resolved in the bankruptcy proceedings or other court, where appropriate. Upon resolution of those disputed claims, the allowed amount of any such claims will be paid in full, with interest as provided in the Plan.

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

     LIABILITIES SUBJECT TO COMPROMISE

     As reflected in the consolidated financial statements, liabilities subject to compromise represent the Debtors' estimate of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) rejection of executory contracts and unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proofs of claim, (vii) effect of any legislation which may be enacted or
     (viii) other events. The amounts of the various liabilities that are subject to compromise are set forth in the table below.

     As a result of the Asbestos Agreement, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as required by the Asbestos Agreement and as set forth in the Plan (recorded at $3.95 billion based upon the assumption that the Plan will be confirmed, but that the FAIR Act is not enacted as set forth in the
     Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its Chapter 11 Cases, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims. See Note 12, Litigation, for further discussion regarding the asbestos reserve and for additional information on the background of asbestos litigation and developments in the Corporation's reorganization proceedings.

     Enactment of the FAIR Act would not require increasing the Corporation's current reserve for asbestos claims, because the amount of the reserve assumes that the Corporation will make all contingent payments to the trust established in connection with the Asbestos Agreement. However, if the FAIR Act is enacted by the Trigger Date and survives subsequent constitutional challenge, the Corporation will not be required to make the contingent payments of $3.05 billion required by the Asbestos Agreement. In that event, $3.05 billion of the asbestos reserve attributable to the contingent payments would be reversed and taken into income. If the FAIR Act is enacted after the Trigger Date, the Corporation will still be required to make the contingent payments to the trust and therefore the asbestos reserve would not be affected.

     Payment terms for liabilities subject to compromise will be established as part of a plan of reorganization under the Chapter 11 Cases. Liabilities subject to compromise that are accrued on the consolidated and debtor-in-possession balance sheets as of March 31, 2006 and December 31, 2005 consisted of the following items (dollars in millions):

                                                 As of         As of
                                               March 31,   December 31,
                                                  2006         2005
                                               ---------   ------------
Asbestos reserve                                $4,161        $4,161
Debt                                             1,005         1,005
Accounts payable                                   180           173
Accrued expenses*                                  520            36
Other long-term liabilities                          8             8
                                                ------        ------
Subtotal                                         5,874         5,383
Elimination of intercompany accounts payable       (43)          (43)
                                                ------        ------
Total liabilities subject to compromise          5,831         5,340
                                                ======        ======

* The increase in accrued expenses from December 31, 2005, primarily reflects $484 million of post-petition interest and fees from the Petition Date through March 31, 2006 related to pre-petition obligations (primarily debt and trade payables). See Interest Expense below.

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

     As of March 31, 2006, U.S. Gypsum and USG Interiors had net pre-petition payable balances to the Parent Company for Intercompany Corporate Transactions of $302 million and $109 million, respectively. L&W Supply had a net pre-petition receivable balance from the Parent Company of $33 million. These pre-petition balances are subject to the provisions of the Tolling Agreement discussed above. See Pre-Petition Liabilities Other Than Asbestos Personal Injury Claims, above.

     As of March 31, 2006, U.S. Gypsum, USG Interiors and L&W Supply had net post-petition receivable balances from the Parent Company for Intercompany Corporate Transactions of $699 million, $32 million and $221 million, respectively. In addition to the above transactions, the operating subsidiaries engage in ordinary-course purchase and sale of products with other operating subsidiaries (the "Intercompany Trade Transactions"). Detailed accounting records are maintained of all such transactions, and settlements are made on a monthly basis. Certain Intercompany Trade Transactions between U.S. and non-U.S. operating subsidiaries are settled via wire transfer payments utilizing several payment systems.

     CHAPTER 11 REORGANIZATION EXPENSES

     Chapter 11 reorganization expenses in the consolidated and debtor-in-possession statements of operations consisted of the following (dollars in millions):

                                           Three Months ended March 31,
                                           ----------------------------
                                                    2006   2005
                                                    ----   ----
Legal and financial advisory fees                   $ 14   $ 6
Bankruptcy-related interest income                   (12)   (5)
                                                    ----   ---
Total chapter 11 reorganization expenses               2     1
                                                    ====   ===

     INTEREST EXPENSE

     Interest expense of $486 million was recorded in the first quarter of 2006. Of this amount, $484 million ($300 million after-tax) represented a charge for post-petition interest and fees from the Petition Date through March 31, 2006, related to pre-petition obligations (primarily debt and trade payables) which are expected to be paid upon emergence from bankruptcy as outlined in the Plan. In accordance with SOP 90-7, virtually all of the Corporation's outstanding debt has been classified as liabilities subject to compromise, and from the Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded.

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

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                         THREE MONTHS
                                       ENDED MARCH 31,
                                      -----------------
                                        2006      2005
                                      -------   -------
Net sales                             $ 1,328   $ 1,058
Cost of products sold                   1,012       877
Selling and administrative expenses        85        76
Chapter 11 reorganization expenses          2         1
Interest expense                          485         1
Interest income                            --        (1)
Other (income)/expense, net                --        (1)
                                      -------   -------
Earnings (loss) before income taxes      (256)      105
Income tax expense (benefit)              (93)       43
                                      -------   -------
Net earnings (loss)                      (163)       62
                                      =======   =======

                                 USG CORPORATION
                       DEBTOR-IN-POSSESSION BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF         AS OF
                                                       MARCH 31,   DECEMBER 31,
                                                          2006         2005
                                                       ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                               $   844      $   698
Short-term marketable securities                            227          187
Restricted cash                                              93           77
Receivables (net of reserves - $11 and $10)                 558          400
Inventories                                                 286          262
Income taxes receivable                                       6            6
Deferred income taxes                                        28           --
Other current assets                                        149          147
                                                        -------      -------
Total current assets                                      2,191        1,777
Long-term marketable securities                              --          298
Property, plant and equipment (net of accumulated
   depreciation and depletion - $847 and $819)            1,669        1,663
Deferred income taxes                                     1,624        1,423
Goodwill                                                    105           64
Other assets                                                430          434
                                                        -------      -------
Total Assets                                              6,019        5,659
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                            277          239
Accrued expenses                                            203          250
Deferred income taxes                                        --            7
Income taxes payable                                        131           36
                                                        -------      -------
Total current liabilities                                   611          532
Other liabilities                                           449          445
Liabilities subject to compromise                         5,831        5,340
Stockholders' Equity (Deficit):
Preferred stock                                              --           --
Common stock                                                  5            5
Treasury stock                                             (213)        (219)
Capital received in excess of par value                     149          145
Accumulated other comprehensive income (loss)                (7)          53
Retained earnings (deficit)                                (806)        (642)
                                                        -------      -------
Total stockholders' equity (deficit)                       (872)        (658)
                                                        -------      -------
Total Liabilities and Stockholders' Equity (Deficit)      6,019        5,659
                                                        =======      =======

                                 USG CORPORATION
                  DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                            ---------------
                                                             2006     2005
                                                            ------   ------
OPERATING ACTIVITIES:
Net earnings (loss)                                         $(163)   $  62
Adjustments to reconcile net earnings (loss) to net cash:
   Depreciation, depletion and amortization                    29       26
   Deferred income taxes                                     (198)      14
(Increase) decrease in working capital:
   Receivables                                               (138)     (75)
   Income taxes receivable                                     --        1
   Inventories                                                (14)      (8)
   Payables                                                   127       23
   Accrued expenses                                           (51)     (25)
Increase in post-petition intercompany receivable              (1)      --
Increase in other assets                                      (11)      (5)
Increase in other liabilities                                   1        2
Increase (decrease) in liabilities subject to compromise      491       (1)
Other, net                                                     (6)      (4)
                                                            -----    -----
Net cash provided by operating activities                      66       10
                                                            -----    -----
INVESTING ACTIVITIES:
Capital expenditures                                          (32)     (28)
Purchases of marketable securities                            (66)    (176)
Sale or maturities of marketable securities                   325      140
Net proceeds from asset dispositions                            1       --
Acquisitions of businesses, net of cash acquired              (74)      --
Deposit of restricted cash                                    (16)      (1)
                                                            -----    -----
Net cash provided by (used for) investing activities          138      (65)
                                                            -----    -----
FINANCING ACTIVITIES:
Payment of rights offering backstop commitment fee            (67)      --
Issuances of common stock upon exercise of stock options        7        1
Tax benefit of share-based payments                             2       --
                                                            -----    -----
Net cash provided by (used for) financing activities          (58)       1
                                                            -----    -----
Net increase (decrease) in cash and cash equivalents          146      (54)
Cash and cash equivalents at beginning of period              698      516
                                                            -----    -----
Cash and cash equivalents at end of period                    844      462
                                                            =====    =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                  --       --
Income taxes paid, net                                          2        1

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

                                                         Weighted
                                      Net                Average
                                   Earnings   Shares    Per-Share
Three Months Ended March 31,        (Loss)     (000)      Amount
----------------------------       --------   ------    ---------
2006:
Basic loss                          $(141)    44,729     $(3.15)
                                    -----     ------     ------
Diluted loss                         (141)    44,729      (3.15)
                                    =====     ======     ======

2005:
Basic earnings                         77     43,327       1.77
                                    -----     ------     ------
Dilutive effect of stock options                 180
                                    -----     ------     ------
Diluted earnings                       77     43,507       1.77
                                    =====     ======     ======

     For the three months ended March 31, 2006, options to purchase 127,048 shares of common stock are not included in the computation of earnings per share because the effect would be anti-dilutive.

(4)  ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                           Three Months
                          ended March 31
                          --------------
                            2006   2005
                            ----   ----
Balance as of January 1      $71    $43
Accretion expense              1     --
                             ---    ---
Balance as of March 31        72     43
                             ===    ===

(5)  MARKETABLE SECURITIES

     The Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                               As of                As of
                                          March 31, 2006      December 31, 2005
                                        ------------------   ------------------
                                                     Fair                 Fair
                                        Amortized   Market   Amortized   Market
                                           Cost      Value      Cost      Value
                                        ---------   ------   ---------   ------
Asset-backed securities                    $ 94      $ 94       $244      $243
U.S. government and agency securities        92        91        168       166
Municipal securities                         21        21         21        21
Corporate securities                         64        64        123       123
Time deposits                                10        10         10        10
                                           ----      ----       ----      ----
Total marketable securities                 281       280        566       563
                                           ====      ====       ====      ====

     Contractual maturities of marketable securities as of March 31, 2006, were as follows (dollars in millions):

                                                     Fair
                                        Amortized   Market
                                           Cost      Value
                                        ---------   ------
Due in 1 year or less                      $138      $137
Due in 1-5 years                              8         8
Due in 5-10 years                             1         1
Due after 10 years                           40        40
                                           ----      ----
                                            187       186
Asset-backed securities                      94        94
                                           ----      ----
Total marketable securities                 281       280
                                           ====      ====

     The average duration of the portfolio is less than one year because a majority of the longer-term securities either mature within one year or have paydown or put features and liquidity facilities. While some securities have contractual maturities beyond one year, all are classified as short-term marketable securities on the consolidated balance sheet as of March 31, 2006, due to the Corporation's intent to sell the securities within one year and to use the proceeds to fund the Plan.

     Management has evaluated the nature of all unrealized losses in marketable securities, and has determined that the losses are related to the level of interest rates. Since management expects to hold the impaired securities for a period of time sufficient to allow for a recovery in market value, all unrealized losses will remain in accumulated other comprehensive income ("OCI"). Investments in marketable securities that were in an unrealized loss position consisted of the following (dollars in millions):

                                           As of March 31,        As of December 31,
                                                 2006                    2005
                                        ---------------------   ---------------------
                                        Less than   12 Months   Less than   12 Months
                                        12 Months   or Longer   12 Months   or Longer
                                        ---------   ---------   ---------   ---------
Asset-backed securities                    $32         $17         $143        $39
U.S. government and agency securities       23          10           89         32
Corporate securities                        20          12           41         20
                                           ---         ---         ----        ---
Total fair market value                     75          39          273         91
                                           ---         ---         ----        ---
Aggregate amount of unrealized losses        1          --            2          1
                                           ===         ===         ====        ===

(6)  DERIVATIVE INSTRUMENTS

     The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to OCI and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, changes in value are recorded in OCI. As of March 31, 2006, the Corporation had no foreign currency contracts.

     COMMODITY DERIVATIVE INSTRUMENTS

     The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are designated as cash flow hedges. As of March 31, 2006, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $282 million. The fair value of these swap contracts as of March 31, 2006, was $41.6 million, of which an immaterial amount remained in OCI.

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

(7)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following table (dollars in millions):

                                                       Three Months
                                                           ended
                                                         March 31
                                                       ------------
                                                        2006   2005
                                                       -----   ----
Net (loss) earnings                                    $(141)  $ 77
                                                       -----   ----
Pretax (loss) gain on derivatives                       (100)    59
Income tax benefit (expense)                              39    (23)
                                                       -----   ----
After-tax (loss) gain on derivative                      (61)    36
                                                       -----   ----
Foreign currency translation                              (3)    (4)
                                                       -----   ----
Unrealized gain on marketable securities, net of tax       1     --
                                                       -----   ----
Total comprehensive (loss) income                       (204)   109
                                                       =====   ====

     There was no tax impact on the foreign currency translation adjustments.

     OCI consisted of the following (dollars in millions):

                                                         As of         As of
                                                       March 31,   December 31,
                                                          2006         2005
                                                       ---------   ------------
Gain (loss) on derivatives, net of tax                    $(1)          $60
Foreign currency translation                               18            21
Minimum pension liability, net of tax                      (8)           (8)
Unrealized loss on marketable securities, net of tax       --            (1)
                                                          ---           ---
Total                                                       9            72
                                                          ===           ===

     During the first quarter of 2006, accumulated net after-tax gains of $4 million ($7 million pretax) on derivatives were reclassified from OCI to earnings. As of March 31, 2006, the estimated net after-tax losses expected to be reclassified within the next 12 months from OCI to earnings is $1 million.

(8)  EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs for the three months ended March 31, 2006 and 2005 are summarized in the following table (dollars in millions):

                                  Three Months
                                      ended
                                    March 31
                                  ------------
                                   2006   2005
                                   ----   ----
PENSION:
Service cost of benefits earned    $  9   $  9
Interest cost on projected
   benefit obligation                15     14
Expected return on plan assets      (16)   (14)
Net amortization                      4      5
                                   ----   ----
Net cost                             12     14
                                   ====   ====

POSTRETIREMENT:
Service cost of benefits earned    $  3   $  3
Interest cost on projected
   benefit obligation                 5      5
Net amortization                     (1)    (1)
                                   ----   ----
Net cost                              7      7
                                   ====   ====

     In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $22 million during the first quarter of 2006 and expect to contribute a total of approximately $72 million during fiscal year 2006 to their pension plans.

(9)  STOCK-BASED COMPENSATION

     Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," as its method to account for stock-based compensation. Because stock options issued prior to the Filing are fully vested and no stock options or any other form of share-based compensation have been issued subsequent to the Filing, the adoption of SFAS No. 123(R) did not have an impact on the Corporation's financial position, cash flows or results of operations. Prior to the adoption of SFAS No. 123(R), the Corporation presented tax benefits associated with the exercise of stock options as operating cash flows on the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from such tax benefits to be classified as financing cash flows.

     Prior to the Filing, the Corporation issued stock options to key employees under plans approved by stockholders. Under the plans, options were granted at an exercise price equal to the market value on the date of grant. All options granted under the plans have 10-year terms and vesting schedules of two years. The options expire on the 10th anniversary of the date of grant, except in the case of retirement, death or disability, in which case they expire on the earlier of the fifth anniversary of such event or the expiration of the original option term. Stock option activity during the first quarter of 2006 was as follows:

                                                      Options   Weighted Average
                                                        (000)     Exercise Price
                                                 -------------------------------
     Outstanding, January 1                               605             $44.57
     Granted                                                -                  -
     Exercised                                           (159)             44.38
     Cancelled                                            (44)             43.29
     Outstanding and exercisable, March 31                402              44.78
     ---------------------------------------------------------------------------

     The aggregate intrinsic value and weighted average remaining contractual term of all options outstanding as of March 31, 2006, were $20 million and
     2.72 years, respectively. The total intrinsic value of options exercised during the first quarter of 2006 was $6 million.

     Non-employee directors of the Corporation may elect to defer a portion of their compensation in the form of deferred stock units which increase or decrease in value in direct relation to the market price of shares of common stock and are paid in cash upon termination of board service. As of March 31, 2006, there were approximately 14,000 deferred stock units held by non-employee directors. Amounts expensed in the first quarter of 2006 and 2005 were immaterial.

     As of March 31, 2006, common shares totaling 402,175 were reserved for future issuance in conjunction with existing stock option grants. Shares issued in option exercises may be originally issued or from treasury shares. There were no common shares reserved for future grants. As a result of, and immediately following, the rights offering, the Corporation will, pursuant to the terms of outstanding stock options, adjust the number of shares underlying the outstanding stock options and the related exercise prices to account for the rights offering. In addition, as a result of the rights offering, the Corporation will adjust the deferred stock units held by members of the Board of Directors pursuant to the USG Corporation Stock Compensation Program for Non-Employee Directors. These adjustments will be made in a manner that is designed to preserve the value of the outstanding stock options and deferred stock units without triggering adverse tax consequences.

(10) INCOME TAXES

     Interest expense of $7 million ($4 million after-tax) was recorded in the first quarter of 2006, representing an accrual for post-petition interest (from the Petition Date through March 31, 2006) related to pre-petition tax obligations which are expected to be paid upon or subsequent to emergence from bankruptcy as outlined in the Plan. This amount has been included as part of the income tax benefit recorded by the Corporation in the first quarter of 2006.

     The Corporation has a valuation allowance for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards and a portion of the Corporation's reserve for asbestos claims due to uncertainty regarding their ultimate realization. Of the total valuation allowance as of March 31, 2006, $55 million relates to the reserve for asbestos claims, $12 million relates to foreign net operating loss and tax credit carryforwards, and $12 million relates to U.S. state net operating loss and tax credit carryforwards. The Corporation has net operating loss and tax credit carryforwards in varying amounts in numerous U.S. state and foreign jurisdictions. Under applicable law, if not used prior thereto, most of these carryforwards will expire over periods ranging from five to 20 years from the date of origin.

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

(11) OPERATING SEGMENTS AND ACQUISITIONS

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

                                        Net Sales      Operating Profit
                                     ---------------   ----------------
Three Months Ended March 31,          2006     2005       2006   2005
----------------------------         ------   ------     -----   ----
North American Gypsum                $  931   $  725     $211    $107
Worldwide Ceilings                      186      170       20      12
Building Products Distribution          604      456       53      26
Eliminations                           (256)    (178)       2       3
Corporate                                --       --      (28)    (23)
Chapter 11 reorganization expenses       --       --       (2)     (1)
                                     ------   ------     ----    ----
Total                                 1,465    1,173      256     124
                                     ======   ======     ====    ====

     During the first quarter of 2006, L&W Supply purchased the outstanding stock of several companies located in the Midwestern United States for approximately $74 million, net of cash acquired and subject to final purchase price adjustments. All of these acquisitions were part of L&W Supply's strategy to profitably grow its specialty dealer business. These acquisitions were accounted for under the purchase method of accounting and, accordingly, included the results of operations in the accompanying consolidated results of operations from their date of acquisition. Pro forma combined results of operations for 2005 and 2006 would not be materially different as a result of these acquisitions and therefore are not presented. The purchase price of the acquisitions is allocated to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. L&W Supply has preliminarily recorded approximately $41 million of goodwill, approximately $4 million of intangible assets not subject to amortization in connection with these acquisitions and the remaining $29 million was primarily recorded to accounts receivable, inventory and property plant and equipment, net of current liabilities.

(12) LITIGATION

     ASBESTOS AND RELATED BANKRUPTCY LITIGATION

     One of the Corporation's subsidiaries and a Debtor, U.S. Gypsum, was among many defendants in more than 100,000 pre-petition asbestos lawsuits alleging personal injury or property damage liability. Most of the asbestos lawsuits against U.S. Gypsum sought compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products. Certain of the asbestos lawsuits sought to recover compensatory and, in many cases, punitive damages for costs associated with the maintenance or removal and replacement of asbestos-containing products in buildings.

     U.S. Gypsum's asbestos liability derives from its sale of certain asbestos-containing products beginning in the late 1920s. In most cases, the products were discontinued or asbestos was removed from the formula by 1972, and no asbestos-containing products were produced after 1978.

     In addition to the asbestos personal injury cases pending against U.S. Gypsum, two other Debtors, L&W Supply and Beadex, have been named as defendants in a small number of asbestos personal injury cases. The ACC, the Futures Representative, and the Official Committee of Asbestos Property Damage Claimants have also asserted that the Debtors are liable for the asbestos liabilities of A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation. The Plan filed by the Debtors, if confirmed, will resolve the asbestos personal injury liability of all of the Debtors including any liability relating to A.P. Green.

     More information regarding the asbestos cases against U.S. Gypsum, L&W Supply, Beadex, and A.P. Green is set forth below.

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

     As contemplated by the Asbestos Agreement, the Debtors filed the Plan and Disclosure Statement describing the Plan in April 2006. On April 7, 2006, the Bankruptcy Court entered an order permitting Debtors to solicit votes regarding the Plan from asbestos personal injury claimants, the only class of creditors entitled to vote on the Plan. The deadline for voting on the plan is June 2, 2006. The Bankruptcy Court has scheduled a hearing for

     June 15 and 16, 2006, before both the Bankruptcy Court and the District Court to determine whether to confirm the Plan.

     At the time the Asbestos Agreement was reached, there were contested proceedings before Judge Conti to estimate Debtors' asbestos personal injury liability. In those proceedings, the Debtors, on the one hand, and the ACC and Futures Representative, on the other hand, disputed the legal and factual issues relating to estimating that liability. The Debtors contended that the court should consider and determine the following legal and factual issues: whether claimants who do not have objective evidence of asbestos-related disease have valid claims and are entitled to be compensated by the Debtors or whether such claimants are entitled to compensation only if and when they develop asbestos-related disease; the characteristics and number of present and future claimants who are likely to have had exposure to the Debtors' asbestos-containing products sufficient to cause disease; whether the particular type of asbestos present in certain of the Debtors' products during the relevant time has been shown to cause cancer; and the appropriate claim values to apply to legitimate present and future asbestos personal injury claims. In opposition, the ACC and the Futures Representative contended that estimation of Debtors' liability should be based on extrapolation from the settlement history of asbestos personal injury claims against Debtors and not on litigating liability issues in the bankruptcy proceedings. The ACC and the Futures Representative also contended that the Bankruptcy Court does not have the power to deny recovery to claimants on the grounds that they do not have objective evidence of disease or do not have adequate exposure to the Debtors' products where such claimants, or claimants with similar characteristics, are compensated in the tort system outside of bankruptcy.

     At the time the Asbestos Agreement was reached, there were also litigation proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green, a former subsidiary of U.S. Gypsum and the Corporation. In those proceedings, the Debtors other than U.S. Gypsum requested a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. In opposition, the ACC, the Futures Representative, and the Official Committee of Asbestos Property Damage Claimants sought a contrary ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

     In those same proceedings before Judge Fitzgerald, the ACC and the Futures Representative alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They alleged that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, all of the Debtors are therefore liable for A.P. Green's liabilities. The Official Committee of Asbestos Property Damage Claimants asserted similar claims.

     At the time the Asbestos Agreement was reached, there was no resolution in the litigation proceedings regarding whether the Debtors are responsible for some or all of the asbestos liabilities of A.P. Green. A.P. Green, which manufactured and sold refractory products, was acquired through a merger of A.P. Green into U.S. Gypsum on December 29, 1967. On the next business day after the merger, January 2, 1968, U.S. Gypsum conveyed A.P. Green's assets and liabilities to a newly formed Delaware corporation and wholly owned subsidiary of U.S. Gypsum, also called A.P. Green Refractories Co. This newly formed corporation is also referred to herein as "A.P. Green." A.P. Green was operated as a wholly owned subsidiary of U.S. Gypsum until 1985, at which time A.P. Green became a wholly owned subsidiary of the Corporation. In 1988, A.P. Green became a publicly traded company when its shares were distributed to the stockholders of the Corporation.

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

     The estimated amount of A.P. Green's asbestos personal injury liabilities is not known. The debtors in the A.P. Green reorganization proceeding have filed a plan of reorganization which, if confirmed, would resolve the asbestos liabilities of the debtors in that proceeding by channeling those asbestos liabilities to a Section 524(g) trust. However, the A.P. Green plan documents specifically exclude U.S. Gypsum from the protection of the proposed channeling injunction. The A.P. Green plan documents state that the asbestos personal injury trust to be created in that case will be funded with approximately $334 million dollars in insurance proceeds and 21% of the stock of a corporate affiliate of A.P. Green. The plan documents state that, as of A.P. Green's petition date, about 235,757 asbestos-related claims were pending against it and about 58,899 such claims were pending against an affiliate. Although the A.P. Green plan documents do not provide an estimate of the amount of A.P. Green's present and future asbestos liabilities, available information indicates that the assets to be provided to the asbestos trust in the A.P. Green case will not be sufficient to pay in full the asbestos liability of A.P. Green. The A.P. Green plan has been approved by vote of its creditors, and the bankruptcy court presiding over the A.P. Green reorganization proceeding has scheduled a hearing for June 5, 2006, to decide whether to confirm the A.P. Green plan.

     Since the announcement of the Asbestos Agreement in Debtors' Chapter 11 Cases, the litigation proceedings before Judge Fitzgerald, relating to whether the Debtors are responsible for A.P. Green's liabilities, and the litigation proceedings before Judge Conti, relating to estimation of Debtors' asbestos personal injury liabilities, have been inactive.

     If Debtors' Plan is not confirmed, determination of the amount of Debtors' asbestos personal injury liabilities and whether Debtors are responsible for A.P. Green's liabilities would likely be resolved through continued litigation proceedings in the Debtors' Chapter 11 Cases.

     With regard to asbestos property damage claims, the Bankruptcy Court established a bar date requiring all such claims against the Debtors to be filed by January 15, 2003. Approximately 1,400 asbestos property damage claims were filed by the bar date and more than 70 such claims were filed after the bar date. In contrast, as of the Petition Date, 11 asbestos property damage lawsuits were pending against U.S. Gypsum.

     Most of the asbestos property damage claims filed did not provide evidence that the Debtors' asbestos-containing products were ever installed in any of the buildings at issue. Certain of the claim forms purport to file claims on behalf of two classes of claimants that were the subject of pre-petition class actions. One of these claim forms was filed on behalf of a class of colleges and universities that was certified for certain purposes in a pre-petition lawsuit filed in federal court in South Carolina. However, many of the putative members of this class also filed individual claim forms. Four of the claim forms were filed by a claimant allegedly on behalf of putative members of certified and uncertified classes in connection with a pre-petition lawsuit pending in South Carolina state court.

     The Debtors believe that they have substantial defenses to the property damage claims, including the lack of evidence that the Debtors' products were ever installed in the buildings at issue, the failure to file the claims within the applicable statutes of limitation or repose, and the lack of evidence that the claimants have any injury or damages.

     Beginning in late 2004, the Debtors began filing objections to asbestos property damage claims that did not provide any evidence that the Debtors' products were installed in the buildings at issue. To date, in response to these objections, the Court has disallowed approximately 460 asbestos property damage claims for failure to provide sufficient product identification evidence. In addition, approximately 470 asbestos property damage claims have been withdrawn. The Debtors have also filed motions challenging additional claims on product identification and other grounds. These motions have not yet been addressed by the Bankruptcy Court.

     At present, approximately 550 asbestos property damage claims remain pending involving more than 1,200 buildings. This includes the claims that are the subject of the Debtors' pending motions before the Bankruptcy

     Court. Debtors have reached agreements in principle to resolve 230 of the approximately 550 pending claims.

     The Plan provides that all remaining disputed asbestos property damage claims timely filed in the Debtors' bankruptcy proceedings will be resolved in these bankruptcy proceedings or other court, where appropriate. Upon resolution of these claims, the allowed amount, if any, of such claims will be paid in full, with interest where required. The Debtors believe that they have substantial defenses to these claims, including that the claims do not provide evidence that Debtors' asbestos-containing products were ever installed in the buildings at issue, statute of limitations or repose defenses for some claims, and the lack of evidence that the claimants have any injury or damage. Counsel for the Official Committee of Asbestos Property Damage Claimants has stated in a court hearing that the committee believes that the amount of the asbestos property damage claims may reach $1 billion. The estimated cost of resolving pending asbestos property damage claims, including settled and unresolved claims, is included within the asbestos reserve recorded in the fourth quarter of 2005.

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

     In the first half of 2001 up to the Petition Date, U.S. Gypsum closed approximately 18,900 personal injury cases. In the first half of 2001 up to the Petition Date, U.S. Gypsum's total asbestos-related cash payments, including defense costs, were approximately $124 million, of which approximately $10 million was paid or reimbursed by insurance. A portion of these payments was for settlements agreed to in prior periods. As of March 31, 2001, U.S. Gypsum had estimated that cash expenditures for personal injury cases in 2001 would total approximately $275 million before insurance recoveries of approximately $37 million.

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

     ASBESTOS PROPERTY DAMAGE CASES: As of the Petition Date, U.S. Gypsum was a defendant in 11 asbestos property damage cases, most of which involved multiple buildings. One of the cases is a conditionally certified class action comprising all colleges and universities in the United States, which certification is presently limited to the resolution of certain allegedly "common" liability issues (Central Wesleyan College v. W.R. Grace & Co., et al., U.S.D.C. S.C.). In addition, a South Carolina state court certified a second class action on the eve of the Petition Date. This second action is styled Anderson Memorial Hospital v. W.R. Grace & Co., et al., Case No. 92-CP-25-279 (Hampton County S.C.). As a result of the Filing, all property damage cases are stayed against U.S. Gypsum. Information regarding asbestos property damage claims filed in the Debtors' Chapter 11 Cases is discussed in Developments in the Reorganization Proceeding above, and U.S. Gypsum's estimated cost of resolving the property damage claims is discussed in Estimated Cost, below.

     INSURANCE COVERAGE: As of March 31, 2006, all prior receivables relating to insurance remaining to cover asbestos-related costs had been collected by U.S. Gypsum, and its insurance coverage for asbestos claims has been completely exhausted. As noted above, Beadex has approximately $26 million in primary and excess insurance.

     ESTIMATED COST: As a result of the Asbestos Agreement, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as will be set forth in the Plan (recorded at $3.95 billion based upon the assumption that the Plan will be confirmed, but that the FAIR Act is not enacted as set forth in the Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its Chapter 11 Cases, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims.

     Enactment of the FAIR Act would not require increasing the Corporation's current reserve for asbestos claims, because the amount of the reserve assumes that the Corporation will make all contingent payments to the trust established in connection with the Asbestos Agreement. However, if the FAIR Act is enacted by the Trigger Date and survives subsequent constitutional challenge, the Corporation will not be required to make the contingent payments of $3.05 billion required by the Asbestos Agreement. In that event, $3.05 billion of the asbestos reserve attributable to the contingent payments would be reversed and taken into income. If the FAIR Act is enacted after the Trigger Date, the Corporation will still be required to make the contingent payments to the trust and therefore the asbestos reserve would not be affected.

     If the Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined through litigation in the bankruptcy proceeding. The amount of Debtors' asbestos personal injury liabilities could be determined to be significantly different from the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows, and results of operations in the period recorded.

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

     The Center bond litigation is pending before Judge Fitzgerald and has not been resolved. Pursuant to the Plan, the Center bond litigation would be resolved in the bankruptcy proceedings.

     CONCLUSION: There are numerous factors and conditions that will affect confirmation of the Plan. One of the conditions is that the Plan be confirmed and effective no later than August 1, 2006, absent written agreement among the parties to the Asbestos Agreement to extend that date. There can be no assurance that the Plan will be confirmed or, if confirmed, become effective by August 1, 2006. If the Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases will be undetermined. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of USG Corporation's common stock. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

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

     In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more that 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each names from 178 to 195 defendants. None of these claimants filed proofs of claim in the bankruptcy case, and the dates of alleged injury are not specified in the state court complaints. However, U.S. Gypsum believes that the claims against it in these lawsuits should be stayed as a result of the Filing. In the third quarter of 2005, 14 of these complaints, involving 392 plaintiffs, were voluntarily dismissed without prejudice to refile. The Corporation does not have sufficient information to estimate the likely cost of resolving the pending silica claims. However, the Corporation believes that it has significant defenses to these claims if they are allowed to proceed. The Corporation has provided notice of these recent complaints to its insurance carriers. The Plan provides that the one silica claimant who timely filed a proof of claim in the Debtors' bankruptcy proceedings will have his claim resolved in those proceedings or other court, where appropriate.

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

PLAN OF REORGANIZATION

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

The Corporation's Annual Report on Form 10-K for the fiscal year ending December 31, 2005, which was filed on February 14, 2006, discussed the Debtors' agreement with the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC") and the legal representative for future asbestos personal injury claimants (the "Futures Representative") to resolve Debtors' present and future asbestos personal injury liabilities (the "Asbestos Agreement"). Since the filing of the Form 10-K, there have been additional developments in the Debtors' Chapter 11 Cases, as discussed below.

As contemplated by the Asbestos Agreement, the Debtors filed a First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (the "Plan") and Disclosure Statement describing the Plan with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in April 2006. Consistent with the Asbestos Agreement, the Plan, which has not been confirmed by the court, provides for the resolution of Debtors' asbestos personal injury liability and the resolution and payment of all other claims or interests as follows:

- The Debtors' asbestos personal injury liability will be resolved by the creation and funding of a Section 524(g) trust that will pay all qualifying present and future asbestos personal injury claims against the Debtors.

- The amount that Debtors will pay into the Section 524(g) trust depends upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively the "FAIR Act") is enacted by the 10th day after final adjournment of the term of the current Congress (currently expected to occur no later than December 2006).

- On the effective date of the Plan, the Debtors will be required to pay $900 million to the Section 524(g) asbestos trust and provide a contingent payment note for an additional $3.05 billion to the trust. If the FAIR ACT is enacted and survives subsequent constitutional challenge, the contingent payment note will be cancelled and the Debtors will owe no further payments to the Section 524(g) trust.

- If the FAIR Act is not enacted in the time specified, or is enacted but declared unconstitutional, the Debtors will be required to make the $3.05 billion payment to the Section 524(g) trust in two installments pursuant to the contingent payment note, for a total payment to the trust of $3.95 billion.

- Allowed claims of all other creditors, including allowed claims of general unsecured creditors, will be paid in full, with interest as provided in the Plan.

- Disputed claims, including disputed asbestos property damage claims, will be resolved in the bankruptcy proceedings or other court, where appropriate, and will be paid in full the amount, if any, determined to be owed plus interest as required.

- Shareholders of the Corporation as of the effective date of the Plan will retain their shares, and pursuant to a proposed rights offering, will have the right to purchase, at $40.00 per share, one new share of the Corporation's common stock for each share owned as of the record date of the rights offering.

The amounts that the Debtors will be required to pay under the Asbestos Agreement and the Plan are fixed amounts, depending only upon passage of the FAIR Act, that were determined through settlement negotiations with the ACC and the Futures Representative.

If confirmed by the courts, the Plan will contain an injunction channeling all present and future asbestos personal injury and related claims against the Debtors to the trust for payment and barring any individual or entity from bringing an asbestos personal injury or related claim against Debtors. This channeling injunction will include any asbestos personal injury claims against Debtors relating to A.P. Green Refractories Co. ("A.P. Green"), a former subsidiary of U.S. Gypsum and the Corporation.

On April 7, 2006, the Bankruptcy Court entered an order permitting Debtors to solicit votes regarding the Plan from asbestos personal injury claimants, the only class of creditors entitled to vote on the Plan. The deadline for voting on the Plan is June 2, 2006. The Bankruptcy Court has scheduled a hearing for June 15 and 16, 2006, before both the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court") to determine whether to confirm the Plan.

There are important conditions that must be met before the Plan can be confirmed and become effective. One of the conditions is that the Plan must be confirmed and have an effective date on or before August 1, 2006, absent written agreement among all parties to the Asbestos Agreement to extend that time. There can be no assurance that the Plan will be confirmed or, if confirmed, become effective by August 1, 2006.

Additional information about the Plan, the Section 524(g) asbestos personal injury trust contemplated by the Plan, funding relating to the Plan, the rights offering and conditions and other factors relating to the effectiveness of the Plan is set forth below in Developments in the Reorganization Proceeding, and in
Note 12, Litigation.

FINANCIAL RESULTS

The Corporation had $1.458 billion of cash, cash equivalents, restricted cash and marketable securities as of March 31, 2006. The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the Chapter 11 Cases. This includes its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries. These obligations include, among other things, capital expenditures, working capital needs and contractual obligations. Following its emergence from bankruptcy, the Corporation believes future cash available from operations will provide sufficient liquidity to satisfy normal course cash requirements.

The Corporation's first quarter of 2006 net sales and operating profit were the highest levels for any quarter in its history, increasing 25% and 106%, respectively, compared with the first quarter of 2005. The Corporation's gross margin percentage (gross profit as a percent of net sales) was 24.4% in the first quarter of 2006, up from 18.2% in the first quarter of 2005. Gross margin improved primarily as a result of higher selling prices for most major product lines and increased shipments of SHEETROCK(R) brand gypsum wallboard.

Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments continued to be strong in the first quarter of 2006 due to strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard remained at historically high levels for the Corporation and the industry in the first quarter of 2006 and are expected to be strong for the remainder of the year.

Other first quarter 2006 financial highlights included:

- United States Gypsum Company ("U.S. Gypsum") shipped more wallboard in the first quarter of 2006 than in any other quarter in its history. The favorable level of activity in the aforementioned markets and extremely high industry capacity utilization rates have resulted in higher market selling prices for gypsum wallboard. The nationwide average realized selling price for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard was up 28% from the first quarter of 2005.

- L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, shipped more wallboard in the first quarter of 2006 than in any other quarter in its history. L&W Supply's net sales and operating profit also were all-time highs for any quarter.

- USG Interiors, Inc. ("USG Interiors"), the Corporation's domestic ceilings business, recorded gains in first quarter net sales and operating profit compared with the prior-year period.

- In connection with the Plan, the Corporation recorded a pretax charge of $484 million ($300 million after-tax) for post-petition interest and fees from the Petition Date through March 31, 2006, related to pre-petition obligations (primarily debt and trade payables) which are expected to be paid upon emergence from bankruptcy as outlined in the Plan.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code. The Debtors' bankruptcy cases (the "Chapter 11 Cases") are pending in the Bankruptcy Court and are jointly administered as In re: USG Corporation et al. (Case No. 01-2094). The Debtors include USG Corporation and the following subsidiaries:
U.S. Gypsum; USG Interiors; USG Interiors International, Inc.; L&W Supply; Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 Cases do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by any of the Debtors.

At the time of the Filing, U.S. Gypsum was a defendant in more than 100,000 asbestos personal injury lawsuits. U.S. Gypsum was also a defendant in 11 asbestos lawsuits alleging property damage. In addition, two subsidiaries, Debtors L&W Supply and Beadex, were defendants in a small number of asbestos personal injury lawsuits.

CONSEQUENCES OF THE FILING

As a consequence of the Filing, all asbestos lawsuits and other lawsuits pending against the Debtors as of the Petition Date are stayed, and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the Bankruptcy Court. Since the Filing, the Debtors have ceased making cash payments with respect to asbestos lawsuits. The Debtors are operating their businesses without interruption as debtors-in-possession subject to the provisions of the Bankruptcy Code, and vendors are being paid for goods furnished and services provided after the Filing.

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

Both Judge Conti and Judge Fitzgerald will preside over a hearing scheduled for June 15 and 16, 2006, to determine whether to confirm the Plan. If confirmed, as provided by the Plan, the Debtors will fund the Section 524(g) asbestos personal injury trust by making a $890 million cash payment to the trust; issuing to the trust an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuing to the trust a contingent payment note in the amount of $3.05 billion, payable as described below.

Whether the Debtors must make payment on the contingent payment note of $3.05 billion depends upon whether the FAIR Act is enacted and made law by the 10th day after final adjournment of the 109th Congress (the "Trigger Date"). Final adjournment of the 109th Congress is currently expected to be no later than December 2006. With certain exceptions outlined below, the Plan provides that the Debtors' obligations under the $3.05 billion contingent payment note will be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows: $1.9 billion of the contingent payment note will be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note will be payable within 180 days after the Trigger Date. Interest will accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

The Debtors will be co-obligors and jointly and severally liable under both the $10 million note and the $3.05 billion contingent payment note. Each of the notes will be secured by an obligation to pledge to the Section 524(g) trust shares of the voting stock of the reorganized Corporation equal to 51 percent of the amount outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

Under the Plan, if the FAIR Act is enacted by the Trigger Date but is ultimately held unconstitutional, the Debtors will be required to pay the full amount of the $3.05 billion contingent payment note. Specifically, if there is a constitutional challenge to the FAIR Act within 60 days of enactment, the Debtors will be obligated to pay the $3.05 billion note if the constitutional challenge results in a final, non-appealable order that the FAIR Act is (i) unconstitutional in its entirety; or (ii) unconstitutional insofar as it applies to debtors in chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as defined in the Asbestos Agreement. If the constitutional challenge is resolved by a final, non-appealable order in any manner other than as described in the preceding sentence, then the $3.05 billion contingent payment, including the obligation to pledge the stock of the reorganized Corporation, will be cancelled.

The Debtors' financial obligations under the Plan, if confirmed, will depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through (i) accumulated cash and marketable securities (totaling $1.458 billion as of March 31, 2006), as well as future cash available from operations; (ii) a rights offering to the Corporation's stockholders that is expected to raise gross proceeds of approximately $1.8 billion in new equity funding; (iii) anticipated tax refunds; and (iv) new debt financing.

Under the proposed rights offering, each stockholder as of the record date of the rights offering will receive a right to purchase, for each USG Corporation common share held on that date, one new USG Corporation common share at a price of $40.00. If all stockholders exercise their rights to purchase these additional shares, the percentage ownership of each stockholder in the Corporation will remain unchanged by the rights offering. These rights are expected to be freely tradeable during the offering period in which they are outstanding. The record date for the rights offering has not been established but the rights offering will not commence until after confirmation and the effective date of the Plan. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities.

The rights offering is supported by a backstop commitment from Berkshire Hathaway Inc., a current stockholder of the Corporation, which has been approved by the Bankruptcy Court. As part of the backstop commitment, Berkshire Hathaway Inc. agrees that it will purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the rights offering that are not issued pursuant to the exercise of rights in the rights offering, up to a total commitment of $1.8 billion. In consideration for Berkshire Hathaway Inc.'s commitment, in the first quarter of 2006, the Corporation made a one-time, non-refundable payment of $67 million to Berkshire Hathaway Inc.

Unless extended by the Corporation, the backstop commitment will expire if the rights offering has not been concluded prior to September 30, 2006. If the rights offering is not concluded by September 30, 2006, the Corporation may extend the obligations of Berkshire Hathaway Inc. under the backstop commitment until November 14, 2006 in specified circumstances, including the payment to Berkshire Hathaway Inc. of an additional non-refundable $6.7 million fee.

In connection with the backstop commitment, the Corporation and Berkshire Hathaway Inc. entered into a shareholder's agreement whereby Berkshire Hathaway Inc. agrees, among other things, that for a period of seven years following completion of the rights offering, except in limited circumstances, Berkshire Hathaway Inc. will not acquire beneficial ownership of the Corporation's voting securities if, after giving effect to the acquisition, Berkshire Hathaway Inc. would own more than 40% of the Corporation's voting securities on a fully diluted basis (or such higher percentage of voting securities that Berkshire Hathaway Inc. owns after making any purchases required under the backstop commitment described above). Berkshire Hathaway Inc. further agrees that, during such seven-year period, it will not solicit proxies with respect to securities of the Corporation or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless such proposal or offer is (i) requested by the Corporation's Board of Directors, or (ii) made to the Board of Directors confidentially, is conditioned on approval by a majority of the voting securities of the Corporation not owned by Berkshire Hathaway Inc. and a determination by the Board of Directors as to its fairness to stockholders and, if the proposed transaction is not a tender offer for all shares of common stock or an offer for the entire company, is accompanied by an undertaking to offer to acquire all shares of common stock of the Corporation outstanding after completion of the transaction at the same price per share as was paid in the transaction. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway Inc. in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the rights offering) will be voted proportionally with all voting shares. Berkshire Hathaway Inc. also agrees that if purchases or sales of common stock of the Corporation by it or specified affiliates would prevent the Corporation from carrying back a net operating loss attributable to a specified payment to the Section 524(g) trust, Berkshire Hathaway Inc. will not, upon notice from the Corporation, make such purchases or sales until the Corporation has made its first payment under the contingent payment note issued to the
Section 524(g) trust or the Corporation notifies Berkshire Hathaway Inc. that this limitation is no longer needed.

Under the shareholder's agreement, for the same seven-year period, the Corporation agrees to exempt Berkshire Hathaway Inc. from its existing or future stockholder rights plans to the extent that Berkshire Hathaway Inc. complies with the terms and conditions of the shareholder's agreement. If there is a stockholder vote on a stockholder rights plan that does not contain this agreed exemption, Berkshire Hathaway Inc. may vote without restriction all the shares it holds in a stockholder vote to approve or disapprove the proposed stockholder rights plan. The Corporation also agrees that, after the seven-year standstill period ends, during the time that Berkshire Hathaway Inc. owns the Corporation's equity securities, Berkshire Hathaway Inc. will be exempted from any stockholder rights plan, except that the Board may adopt a stockholder rights plan that restricts Berkshire Hathaway Inc. from acquiring (although it may continue to hold) beneficial ownership of more than 50% of voting securities of the Corporation, on a fully diluted basis, other than pursuant to an offer to acquire all shares of common stock of the Corporation that is open for at least sixty calendar days.

The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway Inc. registration rights with respect to its shares of the Corporation's common stock.

If the Debtors are required to pay the $3.05 billion contingent payment note to the Section 524(g) trust, the Corporation expects to fund part of these payment obligations by obtaining approximately $1 billion of new debt financing (which excludes any necessary tax bridge financing) in the second half of 2006. It is currently expected that the new debt financing will also include a revolving credit facility as well as a $1.1 billion tax bridge facility. The tax bridge facility could be used to make trust payments if the proceeds from tax refunds generated from the Debtors' contribution to the Section 524(g) trust are not received prior to the time that those trust payments are due. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Section 524(g) asbestos trust, the Corporation expects to receive cash tax refunds of about $1.1 billion based upon a net operating loss that would be created. If these tax refunds have not been received by the Corporation when the final payment is due to the trust, the Corporation may use the tax bridge facility to make such payment. The Corporation is in the process of negotiating the terms and conditions of those credit facilities. There can be no assurance that financing will become available on terms currently contemplated or otherwise on commercially reasonable terms.

There are numerous factors and conditions that will affect whether the Plan is confirmed and becomes effective. These include, among others, the following requirements: the plan must be confirmed and effective no later than August 1, 2006, absent written agreement of the parties to the Asbestos Agreement to extend that date; the class or classes of claimants whose claims are to be addressed by the Section 524(g) asbestos personal injury trust must be established and vote in favor of the Plan by at least 75% of those voting; the Bankruptcy Court or the District Court must issue various findings of fact and conclusions of law required to create a Section 524(g) asbestos personal injury trust and issue an injunction channeling all asbestos personal injury claims against Debtors to the Section 524(g) trust, including the findings that the asbestos trust is designed to pay present claims and future demands that involve similar claims in substantially the same manner and that the trust own, or have the right to acquire if specified contingencies occur, a majority of the voting stock of a relevant Debtor, its parent corporation, or a subsidiary that is also a Debtor; the Bankruptcy Court or the District Court must issue various findings that the Plan complies with all other applicable requirements of the Bankruptcy Code; the Bankruptcy Court or the District Court must enter a confirmation order (and, if the Bankruptcy Court enters the confirmation order, the District Court must affirm it); and the Bankruptcy Court and the District Court, as required, must enter the Section 524(g) injunction set forth in the Plan. The failure to resolve disputes with any objectors to the Plan could materially hinder satisfaction of the requirement that the Plan be confirmed and effective by August 1, 2006.

If the Plan, or a substantially similar plan, is not confirmed, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved. In such a situation, the amount of those liabilities may be resolved through litigation before Judge Conti which was pending at the time the Asbestos Agreement was reached. In that litigation, there were key, contested issues among the Debtors, on the one hand, and the ACC and Futures Representative, on the other hand, relevant to estimation of the amount of Debtors' asbestos personal injury liabilities.

At the time the Asbestos Agreement was reached, there were also litigation proceedings before Judge Fitzgerald relating to whether Debtors other than U.S. Gypsum have responsibility for U.S. Gypsum's asbestos liabilities and whether the Debtors have responsibility for the asbestos liabilities of A.P. Green, a former subsidiary of U.S. Gypsum and the Corporation. In those proceedings, the Debtors other than U.S. Gypsum requested a ruling that the assets of the Debtors other than U.S. Gypsum are not available to satisfy the asbestos liabilities of U.S. Gypsum. In opposition, the ACC, the Futures Representative, and the Official Committee of Asbestos Property Damage Claimants sought a contrary ruling that the assets of all Debtors are available to satisfy the asbestos liabilities of U.S. Gypsum under various asserted legal grounds, including successor liability, piercing the corporate veil, and substantive consolidation.

In those same proceedings before Judge Fitzgerald, the ACC and the Futures

Representative alleged that the Debtors are liable for claims arising from the sale of asbestos-containing products by A.P. Green. They alleged that U.S. Gypsum is responsible for A.P. Green's asbestos liabilities due to U.S. Gypsum's acquisition by merger of A.P. Green in 1967 and that, pursuant to the merger documents, U.S. Gypsum assumed A.P. Green's liabilities. They further allege that because the Debtors other than U.S. Gypsum are liable for U.S. Gypsum's liabilities, the other Debtors are therefore liable for A.P. Green's liabilities. The Official Committee of Asbestos Property Damage Claimants asserted similar claims.

At the time the Asbestos Agreement was reached, there was no resolution in the litigation proceedings regarding whether the Debtors are responsible for some or all of the asbestos liabilities of A.P. Green. For additional information regarding the litigation proceedings before Judge Conti and Judge Fitzgerald, see Note 12, Litigation.

The Plan filed by the Debtors in these Chapter 11 Cases provides that all asbestos personal injury claims against the Debtors, including claims relating to A.P. Green, will be channeled to the Debtors' Section 524(g) trust. However, the Plan is subject to numerous conditions, and there can be no assurance that the Plan will be confirmed. If the Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases will be undetermined. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, including alleged liabilities relating to A.P. Green; how the plan of reorganization ultimately approved will treat other pre-petition claims; whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities; and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock or other securities. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

There have also been developments in the first quarter of 2006 relating to proposed federal legislation addressing asbestos personal injury claims titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act").

As stated above, pursuant to the Plan, the amounts that Debtors will be required to pay into the Section 524(g) asbestos personal injury trust depend on whether the FAIR Act is enacted by the 10th day after final adjournment of the term of the current Congress. Final adjournment is currently expected to be no later than December 2006. Under the Plan, if such legislation is enacted by that date and survives subsequent constitutional challenge, the amount that the Debtors will be required to contribute to the Section 524(g) trust will be $900 million. If the FAIR Act is not enacted by the 10th day after final adjournment of the term of the current Congress, or is enacted but declared unconstitutional, the amount that the Debtors will be required to pay to the trust will total $3.95 billion.

The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will ever be enacted or, if enacted, what the terms of the final legislation might be. In February 2006, the Senate began debate on the FAIR Act. However, an objection to further proceedings was raised based on the failure of the FAIR Act to comply with federal budget rules. This objection could have been waived by the affirmative vote of 60 Senators, but a motion to waive the budget objection failed by a vote of 58 to 41 on February 14, 2006. As a result, the Senate ceased debate on the FAIR Act and no additional action has been subsequently taken or is scheduled at this time.

See Consequences of the Filing, above, and Item 1, Note 12, Litigation, for information concerning the asbestos and related bankruptcy litigation, silica litigation and environmental litigation.

ASBESTOS PROPERTY DAMAGE CLAIMS

The Asbestos Agreement and the Plan do not resolve asbestos property damage claims against the Debtors. The Plan provides that disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for asbestos property damage claims, the Plan provides that the Debtors will pay such amounts in full, with interest where required. Any settled asbestos property damage claims will also be paid in full.

The estimated cost of resolving pending asbestos property damage claims, including settled and unresolved claims, is included within the asbestos reserve recorded in the fourth quarter of 2005. The asbestos property damage claims are described in more detail in Note 12, Litigation.

ESTIMATED COST OF ASBESTOS LIABILITY

As a result of the Asbestos Agreement, in the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion ($1.935 billion, or $44.36 per share, after tax) for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve includes the Debtors' obligations to fund asbestos personal injury claims as set forth in the Plan (recorded at $3.95 billion based upon the assumption that the Plan will be confirmed, but that the FAIR Act is not enacted as set forth in the Plan). This reserve also includes the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its Chapter 11 Cases, including estimated legal fees associated with those claims; and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims.

Enactment of the FAIR Act would not require increasing the Corporation's current reserve for asbestos claims, because the amount of the reserve assumes that the Corporation will make all contingent payments to the trust established in connection with the Asbestos Agreement. However, if the FAIR Act is enacted by the Trigger Date and survives subsequent constitutional challenge, the Corporation will not be required to make the contingent payments of $3.05 billion required by the Asbestos Agreement. In that event, $3.05 billion of the asbestos reserve attributable to the contingent payments would be reversed and taken into income. If the FAIR Act is enacted after the Trigger Date, the Corporation will still be required to make the contingent payments to the trust and therefore the asbestos reserve would not be affected.

If the Plan is not confirmed, the amount of Debtors' asbestos personal injury liabilities will not be resolved and will likely be subject to substantial dispute and uncertainty. In that event, if the amount of such liabilities is not resolved through negotiation or through federal asbestos legislation, such liabilities likely will be determined through litigation in the bankruptcy proceeding. The amount of Debtors' asbestos personal injury liabilities could be determined to be significantly different from the currently accrued reserve. This difference could be material to the Corporation's financial position, cash flows, and results of operations in the period recorded.

POTENTIAL OUTCOMES OF THE FILING

If the Plan is confirmed, all present and future asbestos personal injury claims against the Debtors will be channeled to a Section 524(g) trust, and no individual or entity may thereafter bring an asbestos personal injury claim against Debtors. Under the Plan, allowed claims of other creditors, including allowed claims of general unsecured creditors, will be paid in full, with interest where required. Shareholders of the Corporation as of the effective date of the Plan will retain their shares and, pursuant to a proposed rights offering, will have the right to purchase, at $40.00 per share, one new share of the Corporation's common stock for each share owned as of the record date of the rights offering. Under the Plan, the amount that the Debtors will pay to the
Section 524(g) asbestos personal injury trust depends upon whether the FAIR Act is enacted by the 10th day after final adjournment of the term of the current Congress. If such legislation is enacted by that date and survives subsequent constitutional challenge, the Debtors' funding obligation to the Section 524(g) trust will be $900 million. If such legislation is not enacted before the specified date, or is enacted but held unconstitutional, the Debtors' funding obligation to the Section 524(g) trust will total $3.95 billion.

The Plan is subject to numerous conditions, including the requirement the Plan be confirmed and effective no later than August 1, 2006. There can be no assurance that the Plan will be confirmed. If the Plan is not confirmed, the Debtors will remain in chapter 11, the amount of Debtors' present and future asbestos personal injury liabilities will be unresolved, and the terms and timing of any plan of reorganization ultimately confirmed in Debtors' Chapter 11 Cases will be undetermined. In such a situation, it cannot be known what amount will be necessary to resolve Debtors' present and future asbestos personal injury liabilities, how the plan of reorganization ultimately approved will treat other pre-petition claims, whether there will be sufficient assets to satisfy Debtors' pre-petition liabilities, and what impact any plan of reorganization ultimately confirmed may have on the value of the shares of the Corporation's common stock. The interests of the Corporation's stockholders may be substantially diluted or cancelled in whole or in part.

See Voluntary Reorganization Under Chapter 11, above, and Item 1, Note 2, Voluntary Reorganization Under Chapter 11, and Note 12, Litigation, for additional information on the Debtors' obligations and the funding of those obligations under the Plan.

ACCOUNTING IMPACT

The Corporation is required to follow American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Corporation's pre-petition liabilities that are subject to compromise are reported separately on the consolidated balance sheet. Liabilities subject to compromise include, among other things, (i) all of the Corporation's pre-petition debt currently in default and recorded at face value, (ii) post-petition interest expense and fees from the Petition Date through March 31, 2006, related to pre-petition obligations (primarily debt and trade payables) recorded in the first quarter of 2006 and, (iii) U.S. Gypsum's asbestos liability. See Part I, Note 2, Voluntary Reorganization Under Chapter 11, which includes information related to financial statement presentation, the debtor-in-possession statements and detail of liabilities subject to compromise and chapter 11 reorganization expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the first quarter of 2006 totaled $1.465 billion, a record for any quarter in the Corporation's history and a 25% increase from $1.173 billion in the first quarter of 2005. The increase in net sales was primarily due to strength in the new housing and repair and remodel markets and improving commercial market. As explained below under Core Business Results of Operations, net sales increased for all three of the Corporation's operating segments.

COST OF PRODUCTS SOLD

Cost of products sold in the first quarter of 2006 was $1.108 billion, up 16% from $959 million a year ago primarily due to increased volume for wallboard as well as higher manufacturing costs related to energy and raw materials.

GROSS PROFIT

Gross profit in the first quarter of 2006 was $357 million, a 67% increase from $214 million in the first quarter of 2005. The gross margin percentage was 24.4% in the first quarter of 2006, up from 18.2% in the first quarter of 2005.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the first quarter of 2006 were $99 million, up 11% from $89 million in the first quarter of 2005. Expenses were up in the 2006 period primarily due to increased levels of compensation and benefits and funding for growth initiatives. As a percent of net sales, selling and administrative expenses were 6.8% in the first quarter of 2006, down from 7.6% in the comparable 2005 period.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with the Filing, the Corporation recorded chapter 11 reorganization expenses of $2 million in the first quarter of 2006, compared with $1 million in the first quarter of 2005. For the first quarter of 2006 and 2005, respectively, these expenses consisted of legal and financial advisory fees of $14 million and $6 million, partially offset by bankruptcy-related interest income of $12 million and $5 million, respectively.

INTEREST EXPENSE

Interest expense of $486 million was recorded in the first quarter of 2006. Of this amount, $484 million ($300 million after-tax) represented a charge for post-petition interest and fees from the Petition Date through March 31, 2006, related to pre-petition obligations (primarily debt and trade payables) which are expected to be paid upon emergence from bankruptcy as outlined in the Plan. In accordance with SOP 90-7, virtually all of the Corporation's outstanding debt has been classified as liabilities subject to compromise, and from the Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded.

INTEREST INCOME

Non-bankruptcy related interest income of $3 million and $2 million was recorded in the first quarter of 2006 and 2005, respectively.

INCOME TAX EXPENSE (BENEFIT)

An income tax benefit of $86 million was recorded in the first quarter of 2006. Income tax expense amounted to $48 million in the first quarter of 2005. The effective tax rates were 37.8% and 38.8% for the respective periods.

NET EARNINGS (LOSS)

A net loss of $141 million, or $3.15 per share, was recorded for the first quarter of 2006. This loss included an after-tax charge of $300 million, or $6.70 per share, for post-petition interest and fees related to pre-petition obligations as described above. Net earnings of $77 million, or $1.77 per share, were recorded in the first quarter of 2005.

CORE BUSINESS RESULTS OF OPERATIONS

                                                        Operating
                                        Net Sales         Profit
(dollars in millions)                ---------------   -----------
Three Months Ended March 31,          2006     2005    2006   2005
----------------------------         ------   ------   ----   ----
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $  834   $  654   $189   $ 93
CGC Inc. (gypsum)                        86       75     12     12
Other subsidiaries*                      64       40     10      2
Eliminations                            (53)     (44)    --     --
                                     ------   ------   ----   ---
Total                                   931      725    211    107
                                     ------   ------   ----   ----

WORLDWIDE CEILINGS:
USG Interiors, Inc.                     127      117     14      6
USG International                        54       51      3      3
CGC Inc. (ceilings)                      16       13      3      3
Eliminations                            (11)     (11)    --     --
                                     ------   ------   ----   ----
Total                                   186      170     20     12
                                     ------   ------   ----   ----

BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  604      456     53     26
                                     ------   ------   ----   ----
Eliminations                           (256)    (178)     2      3
Corporate                                --       --    (28)   (23)
Chapter 11 reorganization expenses       --       --     (2)    (1)
                                     ------   ------   ----   ----
Total USG Corporation                 1,465    1,173    256    124
                                     ======   ======   ====   ====

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $931 million increased 28% from the first quarter of 2005, while operating profit increased 97% to $211 million.

United States Gypsum Company: First quarter record net sales for U.S. Gypsum increased $180 million, or 28%, compared with the first quarter of 2005, while operating profit rose $96 million, or 103%. These increases primarily reflected all-time quarterly record shipments and selling prices for SHEETROCK(R) brand gypsum wallboard and joint compound and FIBEROCK(R) brand gypsum fiber panels.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $170.77 per thousand square feet in the first quarter of 2006. This price represented a 28% increase from $133.73 in the first quarter of 2005. However, the benefit of improved pricing was partially offset by higher costs, including higher energy and raw material prices. The robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and near-capacity utilization rates for the industry, have resulted in strong demand and higher selling prices for gypsum wallboard.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.96 billion square feet during the first quarter of 2006, a record for any quarter and a 10% increase from 2.69 billion in the first quarter of 2005. Wallboard plants operated at 99% of capacity in the first quarter of 2006 compared with 91% in the first quarter of 2005. Industry shipments of gypsum wallboard were up approximately 11% from the first quarter of 2005.

CGC Inc.: Net sales for the gypsum business of Canada-based CGC Inc. increased 15% versus the first quarter of 2005 primarily due to the increased volume for SHEETROCK(R) brand gypsum wallboard and the favorable effects of currency translation. However, operating profit of $12 million was unchanged largely as a result of higher manufacturing costs.

WORLDWIDE CEILINGS

Net sales of $186 million increased 9%, and operating profit of $20 million rose 67%, from the first quarter of 2005.

USG Interiors, Inc.: USG Interiors reported first quarter 2006 net sales and operating profit of $127 million and $14 million, respectively. These results compared with net sales of $117 million and operating profit of $6 million in the first quarter of 2005. Improved selling prices for ceiling tile and higher shipments of ceiling grid were partially offset by higher manufacturing costs for ceiling tile. The gains reflect a rebound in the commercial construction market, which has benefited from declining office vacancy rates, job growth and improved corporate investment.

USG International: Net sales for USG International increased 6% from the first quarter of 2005 due primarily to increased demand for gypsum-related products in Europe, Latin America and the Pacific region, partially offset by lower sales of ceiling tile products. Operating profit was unchanged as higher overhead costs offset the profit contribution from increased sales.

CGC Inc.: The ceilings business of CGC Inc. reported net sales of $16 million in the first quarter of 2006 which was an increase of 23% from the first quarter of 2005, primarily due to increases in ceiling grid volume and ceiling tile selling prices. However, operating profit remained unchanged primarily due to higher ceiling tile costs.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply reported net sales of $604 million in the first quarter of 2006, a record for any quarter and a 32% increase versus the first quarter of 2005. Operating profit for the company, also a record for any quarter, more than doubled to $53 million in the first quarter of 2006. These results reflected record shipments of gypsum wallboard and complementary building products. Results also benefited from improved selling prices for gypsum wallboard, which increased 28%. Sales of complementary building products, which include products such as drywall metal, ceiling products and joint compound, were up 14% versus the same period last year.

L&W Supply operated 210 locations in the United States as of March 31, 2006, compared with 185 locations as of March 31, 2005.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
9.75 billion square feet in the first quarter of 2006, an 11% increase from 8.77 billion square feet in the first quarter of 2005. The robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and near-capacity utilization rates for the industry, have resulted in strong demand and higher selling prices for gypsum wallboard.

The outlook for the Corporation's markets in 2006 remains very positive, despite the recent moderation in some demand indicators. Lower levels of housing affordability and rising mortgage interest rates, for example, suggest that demand from both the new housing and residential remodeling markets, which have been at record levels, may soften in the latter part of the year. The fundamentals for nonresidential building remain solid, and modest growth is expected in this market in 2006. In addition, the Corporation's operating subsidiaries, like many other companies, face many ongoing cost pressures, particularly in the areas of energy and raw materials.

The Corporation continues to focus its attention and capital investments on improving customer service, manufacturing costs and operating efficiencies, as well as strategic investments to grow its businesses. In addition, the Corporation is keenly focused on its reorganization plan and is on track to emerge from Chapter 11 proceedings this summer.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2006, the Corporation had $1.458 billion of cash, cash equivalents, restricted cash and marketable securities, down $119 million, or 8%, from $1.577 billion as of December 31, 2005. Of the total March 31, 2006, amount, $294 million was held by non-Debtor subsidiaries. Since the Petition Date, the Corporation's level of liquidity has increased due to strong operating cash flows and the absence of cash payments related to asbestos settlements and interest on pre-petition debt. During the bankruptcy proceeding, the Corporation expects to have limited ability to access capital other than its own cash, marketable securities and future cash flows to fund potential future growth opportunities such as new products, acquisitions and joint ventures. Nonetheless, the Corporation expects to be able to maintain a program of capital spending and acquisitions aimed at maintaining and enhancing its businesses.

The Corporation believes that cash and marketable securities on hand and future cash available from operations will provide sufficient liquidity to allow its businesses to operate in the normal course without interruption for the duration of the Chapter 11 Cases, including its ability to meet post-petition obligations of the Debtors and to meet obligations of the non-Debtor subsidiaries. These obligations include, among other things, capital expenditures, working capital needs and contractual obligations. Following its emergence from bankruptcy, the

Corporation believes future cash available from operations will provide sufficient liquidity to satisfy normal course cash requirements.

The timing of cash inflows and outflows related to the Plan will depend on whether and when the Plan becomes effective and the outcome of the FAIR Act. Obligations under the Plan include the following:

- If the Plan is confirmed and becomes effective, the Section 524(g) asbestos personal injury trust will be funded by the Debtors on the effective date of the Plan by payment of $890 million in cash; issuance to the trust of an interest-bearing promissory note in the principal amount of $10 million payable on December 31, 2006; and issuance to the trust of a contingent payment note in the amount of $3.05 billion. The contingent payment note of $3.05 billion will be payable to the Section 524(g) trust depending upon whether the FAIR Act is enacted and made law by the Trigger Date. With certain exceptions, outlined above, the Debtors' obligations under the $3.05 billion contingent payment note will be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but held unconstitutional, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note to the Section 524(g) trust as follows: $1.9 billion of the contingent payment note will be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note will be payable within 180 days after the Trigger Date. Interest will accrue on the $1.15 billion payment beginning 30 days after the Trigger Date.

- The Corporation will be obligated to pay approximately $1.4 billion due to unsecured creditors, including long-term debt included in liabilities subject to compromise and related interest from the Petition Date.

The Corporation expects to fund these obligations from accumulated cash and marketable securities, as well as future cash available from operations; a rights offering to the Corporation's stockholders that is expected to raise gross proceeds of approximately $1.8 billion in new equity funding; and new debt financing. It is currently expected that the new debt will include a revolving credit facility as well as a tax bridge facility that could be utilized to make trust payments if the proceeds from tax refunds generated from the Debtors' contributions to the Section 524(g) trust are not received prior to the time those trust payments are due. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Section 524(g) asbestos trust, the Corporation expects to receive cash tax refunds of about $1.1 billion. The Corporation is in the process negotiating the terms and conditions of those credit facilities. There can be no assurance that financing will become available on terms currently contemplated or otherwise on commercially reasonable terms.

See Voluntary Reorganization Under Chapter 11, above, and Item 1, Note 2, Voluntary Reorganization Under Chapter 11, and Note 12, Litigation, for additional information on the Debtors' obligations and the funding of those obligations under the Plan.

CASH FLOWS

As shown on the consolidated statement of cash flows, cash and cash equivalents increased $147 million during the first quarter of 2006. The primary sources of cash in the first quarter of 2006 were earnings from operations adjusted for the post-petition interest charge and net sales of marketable securities. Primary uses of cash were: (i) working capital of $109 million (primarily increases in receivables and inventory costs, payments of customer rebates and employee incentive compensation, and other seasonal needs), (ii) acquisitions of businesses of $74 million, (iii) a payment of $67 million to Berkshire Hathaway Inc. in connection with its backstop commitment supporting the proposed rights offering as described above, (iv) capital spending of $52 million and (v) pension funding of $22 million.

Comparing the first quarter of 2006 with the first quarter of 2005, net cash from operating activities was $63 million in the 2006 period compared with $(14) million a year ago. This variation was primarily attributable to a higher level of earnings from operations adjusted for the post-petition interest charge, partially offset by an increase in deferred income taxes. Investing activities in the first quarter of 2006 provided net cash of $142 million, while in the comparable 2005 period, net cash used was $72 million. This variation primarily reflected net sales of marketable securities of $284 million in 2006 compared with net purchases of marketable securities of $40 million in 2005, partially offset by cash used in 2006 for business acquisitions and restricted cash deposits as well as increased capital spending in 2006. Net cash of $58 million used for financing activities during the first quarter of 2006 primarily reflected the payment of the rights offering backstop commitment fee.

CAPITAL EXPENDITURES

Capital spending amounted to $52 million in the first quarter of 2006, compared with $33 million in the corresponding 2005 period. As of March 31, 2006, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $576 million, compared with $587 million as of December 31, 2005. The Corporation's capital expenditures program, which is funded by cash from operations, includes:

- approximately $180 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the Northeast markets. Construction of this plant will begin in late 2006 and is expected to be completed in 2008.

- approximately $130 million to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line that will position the company for profitable growth in the mid-Atlantic market. Construction on this project began in 2005 and is expected to be completed in 2007.

- approximately $75 million for a new 40,000 ton self-unloading ship that will lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2007.

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Mexico. This facility will serve markets in western Mexico and export gypsum wallboard to Latin America. Construction of this plant will begin in the third quarter of 2006 and is expected to be completed in 2007.

- approximately $30 million for a mill modernization at U.S. Gypsum's Plaster City, Calif., gypsum wallboard plant. Construction on this project will begin in early 2006 and is expected to be completed in 2007.

- approximately $16 million to build a ready-mixed joint compound line at U.S. Gypsum's Baltimore plant. Construction on this project will begin in mid-2006 and is expected to be completed in 2007.

- approximately $13 million to rebuild the ready-mixed joint compound line at U.S. Gypsum's Jacksonville, Fla., plant. Construction on this project will begin in early 2006 and is expected to be completed in 2007.

WORKING CAPITAL

Total working capital (current assets less current liabilities) as of March 31, 2006, amounted to $1.956 billion and the ratio of current assets to current liabilities was 3.89-to-1. As of December 31, 2005, working capital amounted to $1.579 billion, and the ratio of current assets to current liabilities was 3.63-to-1.

Receivables increased to $639 million as of March 31, 2006, from $453 million as of December 31, 2005, primarily reflecting first quarter payments of customer rebates and a 28.9% increase in net sales for the month of March 2006 as compared with December 2005. Inventories increased to $341 million from $315. Accounts payable increased to $321 million from $281 million. Accrued expenses declined to $227 million from $275 million as of December 31, 2005, primarily due to the payment of employee incentive compensation during the first quarter.

MARKETABLE SECURITIES

As of March 31, 2006, $280 million was invested in marketable securities, down $283 million from $563 million as of December 31, 2005. While some securities have contractual maturities beyond one year, all are classified as short-term marketable securities on the consolidated balance sheet as of March 31, 2006, due to the Corporation's intent to sell the securities within one year and to use the proceeds to fund a portion of the Plan. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on the consolidated balance sheets.

LETTERS OF CREDIT AND RESTRICTED CASH

The Corporation has a $175 million credit agreement, which expires April 30, 2008, with LaSalle Bank N.A. (the "LaSalle Facility") to provide letters of credit needed to support business operations. As of March 31, 2006, there were outstanding $88 million of letters of credit under the LaSalle Facility, which are cash collateralized at 103%.

As of March 31, 2006, a total of $95 million was reported as restricted cash on the consolidated balance sheet. Restricted cash primarily represented collateral to support outstanding letters of credit.

DEBT

As of March 31, 2006, and December 31, 2005, total debt amounted to $1,005 million, all of which was included in liabilities subject to compromise.

REALIZATION OF DEFERRED TAX ASSET

The Corporation's consolidated balance sheet as of March 31, 2006, includes a net long-term deferred tax asset of $1.625 billion. Included in this amount is a deferred tax asset of $1.698 billion relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to the Corporation's asbestos reserve of $4.161 billion. Management has concluded, based on the weight of available evidence, that all but $55 million of these tax benefits are more likely than not to be realized in the future. Consequently, there has been no change to the previously recorded valuation allowance of $55 million.

In arriving at its conclusion, management has considered both the federal taxable income reported by the Corporation for the 1996 through 2005 taxable years as well as future reversals of existing taxable temporary differences and projections of future taxable income. In the taxable year(s) in which the Corporation's cash contributions to the Section 524(g) asbestos trust are made, the related federal income tax deduction will create a net operating loss. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims (including cash contributions to a Section 524(g) trust) can be carried back and offset against the Corporation's federal taxable income in the 10 preceding years, generating a refund of taxes paid in those years. Since the Corporation has reported (or expects to report) federal taxable income of $3.2 billion, in the aggregate, for the years 1996 through 2005, the carryback of this loss is expected to produce a refund of federal income taxes paid in those years of approximately $1.1 billion, which the Corporation expects to receive in 2007 and 2008. Further, as a result of federal taxable income (excluding tax deductions for asbestos-related payments) projected to be realized in 2006 and 2007, the Corporation expects to utilize the remaining $360 million of federal deferred tax assets relating to its asbestos reserve by the end of 2007. As a result, it is more likely than not that the Corporation will realize the federal deferred tax asset relating to its asbestos reserve.

In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits relating to the Corporation's payment of asbestos claims will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from the Corporation's cash contributions to the Section 524(g) asbestos trust in 2006 and 2007 against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which the Corporation conducts business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), management has concluded that all but $55 million of the $240 million state deferred tax asset relating to the Corporation's asbestos reserve is more likely than not to be realized.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006, includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first three months of 2006.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), "Share-Based Payment," which requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. Because stock options issued prior to the Filing are fully vested and no stock options or any other form of share-based compensation have been issued subsequent to the Filing, the adoption of SFAS No. 123(R) did not have an impact on the Corporation's financial position, cash flows or results of operations. Prior to the adoption of SFAS No. 123(R), the Corporation presented tax benefits associated with the exercise of stock options, as operating cash flows on the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from such tax benefits to be classified as financing cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements related to management's expectations about future conditions. The effects of the Corporation's Chapter 11 reorganization and the conduct, outcome and costs of the Chapter 11 Cases, including the ultimate outcome and costs associated with the Corporation's plan of reorganization and its obligations that remain after it emerges from its Chapter 11 reorganization, may differ from management's expectations. Actual business, market or other conditions may also differ from management's expectations and accordingly affect the Corporation's sales and profitability or other results. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, mortgage interest rates, housing affordability, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material, energy and employee benefit costs; loss of one or more major customers; capacity constraints; the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets; and acts of God. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the quarter covered by this report on Form 10-Q, the Corporation's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.

On October 1, 2005, the Corporation began to roll out a new enterprise resource planning system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help the Corporation better serve its customers. Other than the changes related to the new system, there was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter of the fiscal year covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of March 31, 2006 and the related consolidated statements of operations and cash flows for each of the three month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USG Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 (not presented herein); and in our report dated February 13, 2006 we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning (i) matters which raise substantial doubt about the Corporation's ability to continue as a going concern; and (ii) a change in the method of accounting for asset retirement obligations due to the Corporation's adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2003, and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements" in 2005. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Notes 2 and 12 to the consolidated financial statements, there is significant uncertainty as to the resolution of the Corporation's asbestos litigation. In January 2006, the Corporation reached an Asbestos Agreement in which all present and future asbestos personal injury claims made against the Corporation would be resolved through cash payments by the Corporation into a trust established as part of the bankruptcy,if approved by the Bankruptcy Court. The Asbestos Agreement and the Corporation's Proposed Plan for emerging from its Chapter 11 bankruptcy proceedings are described in Note 2. It is not certain that the Asbestos Agreement or the Proposed Plan will ultimately be approved, or consummated as described. Should the Asbestos Agreement or the Proposed Plan not be approved or consumated, there is uncertainty as to the resolution of the Corporation's asbestos litigation. The uncertainty raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 26, 2006

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 12, Litigation, for information concerning the asbestos and related bankruptcy litigation, silica litigation and environmental litigation.

ITEM 1A.RISK FACTORS

There were no material changes to the risk factors set forth in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                 (c) Total Number of      (c) Maximum Number (or
                                                                  Shares (or Units)     Approximate Dollar Value)
                     (a) Total Number of    (b) Average Price   Purchased as Part of       of Shares (or Units)
       2006         of Shares (or Units)   Paid per Share (or    Publicly Announced     that May Yet Be Purchased
      Period              Purchased               Unit)           Plans or Programs    Under the Plans or Programs
      ------        --------------------   ------------------   --------------------   ---------------------------
January                       --                    --                    --                        --
February                      --                    --                    --                        --
March                         --                    --                    --                        --
                             ---                   ---                   ---                       ---
Total 1st Quarter             --                    --                    --                        --
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

ITEM 6. EXHIBITS

15. Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1 Rule 13a-14(a) Certifications of USG Corporation's Chief Executive Officer

31.2 Rule 13a-14(a) Certifications of USG Corporation's Chief Financial Officer

32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer

32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USG CORPORATION


                                        By /s/ William C. Foote
                                           -------------------------------------
                                           William C. Foote,
                                           Chairman and Chief Executive Officer


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

May 1, 2006