Form 10-Q
period 2006-06-30
USG CORP
filed 2006-08-03
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File Number 1-8864

                                 USG CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                        36-3329400
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

125 South Franklin Street, Chicago, Illinois                      60606-4678
  (Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code (312) 606-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer  X  Accelerated filer     Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No     Not applicable. Although the registrant was
                          ---    ---
involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.

The number of shares of the registrant's common stock outstanding as of August 2, 2006 was 89,849,117.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Earnings:
            Three Months and Six Months Ended June 30, 2006 and 2005          3

         Consolidated Balance Sheets:
            As of June 30, 2006 and December 31, 2005                         4

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 2006 and 2005                           5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                             30

Item 4.  Controls and Procedures                                             50

Report of Independent Registered Public Accounting Firm                      51

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   52

Item 1a. Risk Factors                                                        52

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         54

Item 4.  Submission of Matters to a Vote of Security Holders                 54

Item 5.  Other Information                                                   55

Item 6.  Exhibits                                                            56

Signatures                                                                   58

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                USG CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS                 SIX MONTHS
                                            ENDED JUNE 30,              ENDED JUNE 30,
                                      -------------------------   -------------------------
                                          2006          2005          2006          2005
                                      -----------   -----------   -----------   -----------
Net sales                             $     1,573   $     1,287   $     3,038   $     2,460
Cost of products sold                       1,173         1,020         2,281         1,979
                                      -----------   -----------   -----------   -----------
Gross profit                                  400           267           757           481
Selling and administrative expenses           103            87           202           176
Reversal of asbestos claims reserve           (27)           --           (27)           --
Chapter 11 reorganization expenses              6            (1)            8            --
                                      -----------   -----------   -----------   -----------
Operating profit                              318           181           574           305
Interest expense                               37             2           523             3
Interest income                                (4)           (2)           (7)           (4)
Other expense, net                             --             1            --             1
                                      -----------   -----------   -----------   -----------
Earnings before income taxes                  285           180            58           305
Income taxes                                  109            70            23           118
                                      -----------   -----------   -----------   -----------
Net earnings                                  176           110            35           187
                                      ===========   ===========   ===========   ===========
Earnings per Common Share:
Basic                                        3.03          1.97          0.60          3.35
Diluted                                      3.03          1.96          0.60          3.33
Average common shares                  57,940,444    56,164,457    57,830,385    56,021,993
Average diluted common shares          58,036,034    56,454,686    57,933,191    56,263,843

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                             AS OF        AS OF
                                                           JUNE 30,   DECEMBER 31,
                                                             2006         2005
                                                           --------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                   $  587       $  936
Short-term marketable securities                                69          234
Restricted cash                                                  7           78
Receivables (net of reserves - $16 and $14)                    579          453
Inventories                                                    361          315
Income taxes receivable                                        329            6
Deferred income taxes                                        1,247            2
Other current assets                                           156          155
                                                            ------       ------
Total current assets                                         3,335        2,179
Long-term marketable securities                                 --          329
Property, plant and equipment (net of accumulated
    depreciation and depletion - $1,054 and $982)            2,035        1,946
Deferred income taxes                                           --        1,423
Goodwill                                                       105           64
Other assets                                                   182          201
                                                            ------       ------
Total Assets                                                 5,657        6,142
                                                            ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                               368          281
Accrued expenses                                               868          275
Note payable to Section 524(g) asbestos trust                   10           --
Contingent note payable to Section 524(g) asbestos trust     3,050           --
Short-term debt                                                749           --
Deferred income taxes                                           --            6
Income taxes payable                                            53           38
                                                            ------       ------
Total current liabilities                                    5,098          600
Long-term debt                                                 239           --
Deferred income taxes                                          137           28
Other liabilities                                              496          476
Liabilities subject to compromise                               --        5,340
Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock                                                 --           --
Common stock                                                     5            5
Treasury stock                                                (209)        (219)
Capital received in excess of par value                        444          435
Accumulated other comprehensive income                           7           72
Retained earnings (deficit)                                   (560)        (595)
                                                            ------       ------
Total stockholders' equity (deficit)                          (313)        (302)
                                                            ------       ------
Total Liabilities and Stockholders' Equity (Deficit)         5,657        6,142
                                                            ======       ======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                           --------------
                                                             2006    2005
                                                            -----   -----
OPERATING ACTIVITIES:
Net earnings                                                $  35   $ 187
Adjustments to reconcile net earnings to net cash:
   Reversal of asbestos claims reserve                        (27)     --
   Depreciation, depletion and amortization                    66      60
   Deferred income taxes                                      326     (89)
(Increase) decrease in working capital:
   Receivables                                               (149)    (90)
   Income taxes receivable                                   (324)    (10)
   Inventories                                                (36)      4
   Payables                                                    52     104
   Accrued expenses                                           (35)     (3)
Increase in other assets                                      (11)    (23)
Increase in other liabilities                                  17       9
Payment to Section 524(g) asbestos trust                     (890)     --
Reorganization distribution - other                          (177)     --
Liabilities subject to compromise                             521      --
Other, net                                                      1      (8)
                                                            -----   -----
Net cash (used for) provided by operating activities         (631)    141
                                                            -----   -----
INVESTING ACTIVITIES:
Capital expenditures                                         (150)    (76)
Purchases of marketable securities                           (112)   (388)
Sales or maturities of marketable securities                  608     303
Net proceeds from asset dispositions                            1      --
Acquisitions of businesses, net of cash acquired              (74)    (29)
Return (deposit) of restricted cash                            71     (28)
                                                            -----   -----
Net cash provided by (used for) investing activities          344    (218)
                                                            -----   -----
FINANCING ACTIVITIES:
Reorganization distribution - debt principal                  (16)     --
Payment of rights offering fees                               (68)     --
Issuances of common stock upon exercise of stock options       13       6
Tax benefit of share-based payments                             6      --
                                                            -----   -----
Net cash (used for) provided by financing activities          (65)      6
                                                            -----   -----
Effect of exchange rate changes on cash                         3      (3)
Net decrease in cash and cash equivalents                    (349)    (74)
Cash and cash equivalents at beginning of period              936     756
                                                            -----   -----
Cash and cash equivalents at end of period                    587     682
                                                            =====   =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                 109       1
Income taxes paid, net                                         28     115

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  PREPARATION OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of USG Corporation ("the Corporation") have been prepared in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Corporation's financial results for the interim periods. Earnings-per-share data for all periods have been adjusted to reflect the effect of the Rights Offering described in Notes 2 and 4 below. These financial statements and notes are to be read in conjunction with the financial statements and notes included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006.

(2) VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND CONFIRMATION OF THE PLAN OF REORGANIZATION

     On June 25, 2001 (the "Petition Date"), the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors" or "Reorganized Debtors") filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. As described more fully below, the Debtors' Chapter 11 proceedings have been concluded by a plan of reorganization involving all Debtors that has been confirmed by the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court"). This confirmed plan provides for the resolution of all present and future asbestos personal injury claims against the Debtors.

     The following subsidiaries of the Corporation were included in the Chapter 11 proceedings and are included in the confirmed plan of reorganization:
     United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 proceedings and the plan resolving the Debtors' asbestos personal injury liabilities do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by any of the Debtors.

     By order entered on June 16, 2006 (the "Confirmation Order"), the Bankruptcy Court and the District Court confirmed the First Amended Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (the "Plan" or "Plan of Reorganization"), filed in the Debtors' jointly administered Chapter 11 cases captioned In re USG Corporation, et al., Case No. 01-2094. The Plan became effective on June 20, 2006 (the "Effective Date").

     Pursuant to the Plan, a trust was created under Section 524(g) of the Bankruptcy Code (the "United States Gypsum Asbestos Trust" or "Trust") to pay all qualifying present and future asbestos personal injury claims against the Debtors. On the Effective Date, the Reorganized Debtors funded the Trust as follows:

     - The Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006; and

     -    The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which will be payable to the Trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively, the "FAIR Act") is enacted by the 10th day (excluding Sundays) after final adjournment of the current term of Congress (the "Trigger Date"), as described more fully below.

     The Reorganized Debtors are co-obligors and are jointly and severally liable under the $10 million promissory note and the $3.05 billion contingent payment note. Each of the notes is secured by an obligation to pledge to the Trust shares of the voting stock of the Corporation equal to 51% of the amount outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

     As provided in the Plan, if the FAIR Act is enacted and made law on or before the Trigger Date and is not subject to, or survives, a constitutional challenge initiated within 60 days of the Trigger Date, the contingent payment note will be cancelled and the Reorganized Debtors will have no further payment obligations to the Trust. In that situation, the total amount to be paid by the Reorganized Debtors to the Trust will be the $890 million already paid and the obligations under the $10 million promissory note.

     If the FAIR Act is not enacted and made law by the Trigger Date, the Reorganized Debtors will be obligated to make payments under the contingent payment note as follows: $1.9 billion will be payable to the

     Trust within 30 days after the Trigger Date, with the remaining $1.15 billion payable within 180 days after the Trigger Date. Interest will accrue on the unpaid balance of the $3.05 billion contingent payment note beginning on the Trigger Date. The rate of interest is the rate of the 90-day LIBOR in effect as of the Trigger Date plus 40 basis points.

     If the FAIR Act is enacted by the Trigger Date but is held unconstitutional, the Reorganized Debtors will be obligated to pay the $3.05 billion contingent note, as described more fully below. Specifically, if the FAIR Act is enacted by the Trigger Date and there is a constitutional challenge to the FAIR Act initiated within 60 days of the Trigger Date, the Debtors will be obligated to pay the $3.05 billion contingent payment note if the constitutional challenge results in a final, non-appealable court order that the FAIR Act is (i) unconstitutional in its entirety or (ii) unconstitutional insofar as it applies to debtors in Chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as of February 1, 2006. In those circumstances, the Debtors would be obligated to pay $1.9 billion within 30 days after the date when the court order becomes final and non-appealable and pay the remaining $1.15 billion within 180 days after the date the order becomes final and non-appealable. If the constitutional challenge is resolved by a final, non-appealable court order in any manner other than as described above, then the $3.05 billion contingent payment, including the right of the Trust to own stock of the Corporation under the note, will be cancelled.

     The amounts that the Reorganized Debtors will be obligated to pay to the Trust under the Plan, either $900 million or $3.95 billion, are fixed amounts, depending only upon passage of the FAIR Act, that were determined through settlement negotiations with the Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos personal injury cases appointed in the Debtors' Chapter 11 proceedings. The Reorganized Debtors will not be obligated to make additional payments to the Trust beyond the payments described above.

     The Confirmation Order contains a channeling injunction which provides that all present and future asbestos personal injury claims against the Debtors must be brought against the Trust and no individual or entity may bring such a claim against the Reorganized Debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any Debtor is alleged to be liable, including any asbestos personal injury claims against the Debtors relating to A.P. Green Refractories Co., a former subsidiary of U.S. Gypsum and the Corporation.

     The Plan also provides for the resolution of other pre-petition claims against the Debtors. Allowed claims of all other creditors will be, or already have been, paid in full, with interest as provided in the Plan. Disputed claims, including disputed asbestos property damage claims, that have not been resolved will be resolved in the Bankruptcy Court or other court, where appropriate. If it is ultimately determined that any amounts are owed on these disputed claims, they will also be paid in full, with interest as required.

     As a result of confirmation of the Plan of Reorganization, the four official committees appointed in the Chapter 11 proceedings have been disbanded. The legal representative for future asbestos personal injury claimants will continue to act in the same capacity with respect to the Trust.

     Under the Plan, stockholders of the Corporation as of the Effective Date retained their shares. In addition, on June 30, 2006 (the "Record Date"), the Corporation issued to its stockholders one transferable right for each share owned on the Record Date, entitling the owner to purchase one share of common stock for $40.00 in cash for each right (the "Rights Offering"). These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway Inc. ("Berkshire Hathaway"), the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights (the "Backstop Commitment"). In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.725 billion. The Corporation expects to use the net proceeds from the Rights Offering, together with other available funds, including cash on hand, to make payments contemplated by the Plan and for general corporate purposes.

     The Debtors' financial obligations under the Plan will depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through
     (i) cash and marketable securities accumulated since the Petition Date which were used to fund the $890 million payment to the Trust as well as other creditor payments made prior to June 30, 2006, (ii) the Rights Offering, (iii) anticipated tax refunds and (iv) new debt financing, as described in Note 3.

     Additional information about the new debt financing, the Rights Offering and the Plan's treatment of asbestos claims is set forth below in Notes 3, 4 and 14, respectively.

     POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

     On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation was titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act"). The Act was referred to the Senate Committee on the Judiciary and was approved by a majority vote of the committee on May 27, 2005. The FAIR Act of 2005 was not approved by the full Senate and is not law.

     The FAIR Act of 2005 was intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. The Act provided that companies that had made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims were being compensated under the national trust fund.

     In February 2006, the Senate began debate on the FAIR Act of 2005. However, an objection to further proceedings was raised based on the failure of the Act to comply with federal budget rules. This objection could have been waived by the affirmative vote of 60 senators, but a motion to waive the budget objection failed by a vote of 58 to 41. As a result, the Senate ceased debate on the FAIR Act of 2005.

     In late May 2006, an amended version of the Act, called the "Fairness in Asbestos Injury Resolution Act of 2006" (the "FAIR Act of 2006" or "S. 3274") was introduced by Senator Specter and Senator Patrick Leahy, D-Vt. The FAIR Act of 2006 also contemplates creation of a national trust to pay asbestos personal injury claims but contains some modifications from the FAIR Act of 2005. A copy of the FAIR Act of 2006 as introduced is available at http://thomas.loc.gov (type in "S. 3274" in the search field). The current form of the FAIR Act of 2006 does not require contributions from companies, such as the Reorganized Debtors, that have a confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code that is substantially consummated and no longer subject to appeal.

     Although the current form of the FAIR Act of 2006 does not require contributions from the Reorganized Debtors to the proposed national trust, the amounts that the Reorganized Debtors will be required to pay into the Trust established under the Debtors' Plan of Reorganization depend on whether the FAIR Act is enacted by the Trigger Date and either does not become subject to or survives a subsequent constitutional challenge. Final adjournment of the current term of Congress, which is the basis for the Trigger Date, is currently expected to be no later than December 2006. The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will be enacted by the Trigger Date or, even if enacted, would survive any subsequent constitutional challenge.

     ASBESTOS PROPERTY DAMAGE CLAIMS

     The Plan of Reorganization does not create a trust for asbestos property damage claims against the Debtors. The Plan provides that disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for asbestos property damage claims, the Plan provides that the Debtors will pay such amounts in full, with interest where required. Any settled asbestos property damage claims will also be paid in full.

     As a result of the bar date for filing asbestos property damage claims in Debtors' Chapter 11 proceedings, approximately 1,400 asbestos property damage claims were filed by the bar date, and more than 70 such claims were filed after the bar date. More than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached agreements in principle to settle all but approximately three of these pending claims, although there can be no assurance that all agreements in principle will become final agreements. The estimated cost of resolving the pending asbestos property damage claims, including both the unresolved and the settled but unpaid claims, is included in accrued expenses. The asbestos property damage claims are also discussed in Note 14.

     CORPORATE PERFORMANCE PLAN

     On January 10, 2006, the Bankruptcy Court approved the USG Corporation 2006 Corporate Performance Plan (the "CPP"). The terms of the CPP provide that it is to be effective for eligible participants from January 1, 2006 through December 31, 2006, or through and including the effective date of a plan of reorganization in the Debtors' Chapter 11 proceedings, whichever comes first. The CPP provides participants, who hold key positions identified as eligible, with two cash payments equal to a specified percentage of their annual base salary. The first payment will be made in January 2007. The second payment will be made in July 2007 and is subject to a performance adjustment based on the Corporation's 2006 calendar-year results, which could increase the second payment up to 50% or eliminate it altogether.

     Because the Plan became effective on June 20, 2006, awards earned under the CPP were prorated through that date, subject to final adjustments. Expenses associated with the CPP, prorated through the Effective Date, amounted to $6.9 million and $13.0 million in the second quarter and first six months of 2006, respectively. Expenses associated with a comparable predecessor plan amounted to $5.0 million and $10.4 million in the second quarter and first six months of 2005, respectively.

     FINANCIAL STATEMENT PRESENTATION

     While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Corporation's consolidated financial statements were prepared in accordance with AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP

     90-7"), and on a going-concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. During this period, subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or any of them, had the ability to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.

     LIABILITIES SUBJECT TO COMPROMISE

     While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors' estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, such liabilities have been reclassified on the consolidated balance sheet. This included the reclassification of the Corporation's remaining asbestos reserve to current liabilities, either as notes payable to Section 524(g) asbestos trust or accrued expenses, as appropriate.

     CHAPTER 11 REORGANIZATION EXPENSES

     Chapter 11 reorganization expenses in the consolidated statements of earnings consisted of the following (dollars in millions):

                                                     Three Months      Six Months
                                                    ended June 30,   ended June 30,
                                                    --------------   --------------
                                                      2006   2005      2006   2005
                                                      ----   ----      ----   ----
Legal and financial advisory fees                     $ 18   $ 6       $ 32   $ 12
Bankruptcy-related interest income                     (12)   (7)       (24)   (12)
                                                      ----   ---       ----   ----
Total Chapter 11 reorganization expenses (income)        6    (1)         8     --
                                                      ====   ===       ====   ====

     INTEREST EXPENSE

     Interest expense for the second quarter and first six months of 2006 was $37 million and $523 million, respectively. These amounts included charges for post-petition interest and fees related to pre-petition obligations (primarily debt and trade payables). For the second quarter of 2006, these post-petition interest and fees were $36 million ($21 million after-tax). For the first six months of 2006, these post-petition interest and fees totaled $520 million ($321 million after-tax). In accordance with SOP 90-7, virtually all of the Corporation's outstanding debt had been classified as liabilities subject to compromise in prior periods, and from the Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded.

(3)  DEBT

     NEW FINANCING ARRANGEMENTS

     On August 2, 2006, the Corporation entered into a $2.8 billion credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as Administrative Agent under the agreement. The credit agreement consists of
     (i) a $650 million revolving credit facility with a $250 million sublimit for letters of credit, (ii) a $1.0 billion term loan facility and (iii) a $1.15 billion tax bridge term loan facility (collectively, the "Credit Facilities").

     The Credit Facilities have been assigned credit ratings of Baa3 by Moody's Investor Service Inc. and BB+ by Standard & Poor's Ratings Services.

     The revolving credit facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the revolving credit facility bear interest, at the Corporation's option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the Credit Facilities' credit rating. Based on the current ratings of the Credit Facilities, the margin for LIBOR borrowings would be 0.60%. The Corporation is also required to pay facility fees on the entire revolving credit facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit rating of the Credit Facilities. The revolving credit facility matures on August 2, 2011, unless terminated earlier in accordance with its terms. The revolving credit facility has not been drawn upon as of the date of this report, except for approximately $90 million of outstanding letters of credit.

     The Corporation intends to use borrowings under the term loan and tax bridge facilities to finance the payment of the contingent payment note in accordance with the Plan. The term loan and tax bridge facilities bear interest, at the Corporation's option, at either an alternative base rate or LIBOR plus, in either case, a margin, to be determined based on the Credit Facilities' credit rating. Based on the current ratings of the Credit Facilities, the margin is 0.75% for LIBOR borrowings and 0.00% for alternate base-rate borrowings. The Corporation is also required to pay fees on the undrawn amount of the term loan and tax bridge facilities until drawn. These fees are also dependent on the credit rating of the Credit Facilities. The Corporation is required to prepay the tax bridge facility upon receipt of tax refunds that the Corporation anticipates it will receive as a result of tax deductions generated by the payments being made to the Trust. The term loan facility matures on August 2, 2011, and the tax bridge facility matures on February 2, 2009.

     The term loan is to be made available to the Corporation from the lenders in a single drawing of up to $1.0 billion, and the tax bridge facility is to be made available to the Corporation in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. If the Fair Act of 2005, or substantially similar legislation, is enacted but remains subject to constitutional challenge, the Corporation would be able to request that the availability of the term loan and tax bridge facilities be extended. However, the availability of the term loan facility is not permitted to be extended beyond August 1, 2008, and the availability of the tax bridge facility is not permitted to be extended beyond February 1, 2008.

     The Corporation has the ability under the terms of the Credit Facilities to repay amounts outstanding under the revolving credit, term loan and tax bridge facilities at any time prior to their maturities without paying any prepayment premium or penalty. Paydowns under the term loan and tax bridge facilities would be permanent reductions in these facilities. The Corporation's obligations under the Credit Facilities are guaranteed by all of its material domestic subsidiaries.

     The Credit Facilities require that the Corporation meet and maintain certain financial ratios and tests, including a maximum leverage ratio (as defined in the credit agreement) of no more than 4.50 to 1.00 and a minimum interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.00. The credit agreement contains events of default and covenants that are customary for similar transactions and may limit the ability of the Corporation and its subsidiaries to take various actions.

     PRE-PETITION DEBT

     Pre-petition debt previously included in liabilities subject to compromise amounted to $1.005 billion as of the Petition Date. As of June 30, 2006, the Corporation (i) repaid $17 million of this debt, (ii) reclassified $749 million to short-term debt, which is expected to be repaid in the third quarter of 2006, and (iii) reinstated $239 million in accordance with the Plan and reclassified this amount to long-term debt.

     The Corporation had a credit agreement with LaSalle Bank National Association to provide letters of credit needed to support business operations. As of June 30, 2006, there were $86 million of letters of credit outstanding under this facility. On August 2, 2006, the letters of credit outstanding under this facility were incorporated into the new revolving credit facility under the Credit Facilities, and the agreement with LaSalle Bank National Association was terminated.

(4)  RIGHTS OFFERING

     In the Rights Offering, the Corporation issued to its stockholders on the Record Date one transferable right for each share owned on the Record Date, entitling the owner to purchase one share of common stock for $40.00 in cash for each right. These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway agreed through its Backstop Commitment to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.725 billion. The Corporation expects to use the net proceeds from the Rights Offering, together with other available funds, including cash on hand, to make payments contemplated by the Plan and for general corporate purposes.

     In connection with the Backstop Commitment, the Corporation and Berkshire Hathaway entered into a shareholder's agreement whereby Berkshire Hathaway agreed, among other things, that for a period of seven years following completion of the Rights Offering, except in limited circumstances, Berkshire Hathaway will not acquire beneficial ownership of the Corporation's voting securities if, after giving effect to the acquisition, Berkshire Hathaway would own more than 40% of the Corporation's voting securities on a fully diluted basis. Berkshire Hathaway further agreed that, during such seven-year period, it will not solicit proxies with respect to securities of the Corporation or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless such proposal or offer (i) is requested by the Corporation's Board of Directors or (ii) is made to the Board of Directors confidentially, is conditioned on approval by a majority of the voting securities of the Corporation not owned by Berkshire Hathaway and a determination by the Board of Directors as to its fairness to stockholders and, if the proposed transaction is not a tender offer for all shares of common stock or an offer for the entire company, is accompanied by an undertaking to offer to acquire all shares of common stock of the Corporation outstanding after completion of the transaction at the same price per share as was paid in the transaction. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the Rights Offering) will be voted proportionally with all voting shares. Berkshire Hathaway also agreed that if purchases or sales of common stock of the Corporation by it or specified affiliates would prevent the Corporation from carrying back a net operating loss attributable to a specified payment to the Trust, Berkshire Hathaway will not, upon notice from the Corporation, make such purchases or sales until the Corporation has made its first payment under the contingent payment note issued to the Trust or the Corporation notifies Berkshire Hathaway that this limitation is no longer needed.

     Under the shareholder's agreement, for the same seven-year period, the Corporation agreed to exempt Berkshire Hathaway from its existing or future stockholder rights plans to the extent that Berkshire Hathaway complies with the terms and conditions of the shareholder's agreement. If there is a stockholder vote on a stockholder rights plan that does not contain this agreed exemption, Berkshire Hathaway may vote without restriction all the shares it holds in a stockholder vote to approve or disapprove the proposed stockholder rights plan. The Corporation also agreed that, after the seven-year standstill period ends, during the time that Berkshire Hathaway owns the Corporation's equity securities, Berkshire Hathaway will be exempted from any stockholder rights plan, except that the Board may adopt a stockholder rights plan that restricts Berkshire Hathaway from acquiring (although it may continue to hold) beneficial ownership of more than 50% of the voting securities of the Corporation, on a fully diluted basis, other than pursuant to an offer to acquire all shares of common stock of the Corporation that is open for at least 60 calendar days.

     The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway registration rights with respect to its shares of the Corporation's common stock.

(5)  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of the potential exercise of outstanding stock options. Diluted earnings per share exclude the potential exercise of outstanding stock options for any period in which such exercise would have an anti-dilutive effect. Earnings-per-share data for all periods have been adjusted to reflect the effect of the Rights Offering described in Notes 2 and 4 above. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):

                                                       Weighted
                                                        Average
                                      Net     Shares   Per-Share
Three Months Ended June 30,        Earnings    (000)     Amount
---------------------------        --------   ------   ---------
2006:
Basic earnings                       $176     57,940     $3.03
Dilutive effect of stock options                  96
                                     ----     ------     -----
Diluted earnings                      176     58,036      3.03
                                     ====     ======     =====
2005:
Basic earnings                        110     56,164      1.97
Dilutive effect of stock options                 291
                                     ----     ------     -----
Diluted earnings                      110     56,455      1.96
                                     ====     ======     =====

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
Six Months Ended June 30,          Earnings    (000)     Amount
-------------------------          --------   ------   ---------
2006:
Basic earnings                       $ 35     57,830     $0.60
Dilutive effect of stock options                 103
                                     ----     ------     -----
Diluted earnings                       35     57,933      0.60
                                     ====     ======     =====
2005:
Basic earnings                        187     56,022      3.35
Dilutive effect of stock options                 242
                                     ----     ------     -----
Diluted earnings                      187     56,264      3.33
                                     ====     ======     =====

(6)  MARKETABLE SECURITIES

     The Corporation's investments in marketable securities consisted of the following (dollars in millions):

                                    As of                 As of
                                   June 30,            December 31,
                                     2006                 2005
                              ------------------   ------------------
                                           Fair                 Fair
                              Amortized   Market   Amortized   Market
                                 Cost      Value      Cost      Value
                              ---------   ------   ---------   ------
Asset-backed securities          $ 7        $ 7       $244      $243
U.S. government and agency
   securities                     43         43        168       166
Municipal securities              --         --         21        21
Corporate securities              19         19        123       123
Time deposits                     --         --         10        10
                                 ---        ---       ----      ----
Total marketable securities       69         69        566       563
                                 ===        ===       ====      ====

     Contractual maturities of marketable securities as of June 30, 2006 were as follows (dollars in millions):

                                           Fair
                              Amortized   Market
                                 Cost      Value
                              ---------   ------
Due in 1 year or less            $61        $61
Due in 1-5 years                  --         --
Due in 5-10 years                 --         --
Due after 10 years                 1          1
                                 ---        ---
                                  62         62
Asset-backed securities            7          7
                                 ---        ---
Total marketable securities       69         69
                                 ===        ===

     Longer-term securities either mature within one year or have paydown or put features and liquidity facilities. While some securities have contractual maturities beyond one year, all are classified as short-term marketable securities on the consolidated balance sheet as of June 30, 2006 due to the Corporation's intent to sell the securities within one year and to use the proceeds to fund a portion of the Plan.

     Management has evaluated the nature of all unrealized losses in marketable securities and has determined that the losses are immaterial.

(7)  ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                               Six Months ended June 30,
                               -------------------------
                                      2006   2005
                                      ----   ----
Balance as of January 1                $71    $43
Accretion expense                        2      1
Foreign currency translation             1     --
                                       ---    ---
Balance as of June 30                   74     44
                                       ===    ===

(8)  DERIVATIVE INSTRUMENTS

     The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, changes in value are recorded in OCI. As of June 30, 2006, the Corporation had no foreign currency contracts.

     COMMODITY DERIVATIVE INSTRUMENTS

     The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are designated as cash flow hedges. As of June 30, 2006, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $243 million. The fair value of these swap contracts as of June 30, 2006 was $17 million.

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

(9)  COMPREHENSIVE INCOME

     The components of comprehensive income are summarized in the following table (dollars in millions):

                                            Three Months      Six Months
                                           ended June 30,   ended June 30,
                                           --------------   --------------
                                            2006    2005      2006    2005
                                            ----    ----     -----    ----
Net earnings                                $176    $110     $  35    $187
Pretax gain (loss) on derivatives            (18)    (12)     (118)     47
Income tax benefit (expense)                   7       5        46     (18)
                                            ----    ----     -----    ----
After-tax gain (loss) on derivatives         (11)     (7)      (72)     29
                                            ----    ----     -----    ----
Pretax minimum pension liability              --     (10)       --     (10)
Income tax benefit                            --       4        --       4
                                            ----    ----     -----    ----
After-tax minimum pension liability           --      (6)       --      (6)
                                            ----    ----     -----    ----
Foreign currency translation                   9      (4)        6      (8)
Unrealized gain on marketable securities      --      --         1      --
                                            ----    ----     -----    ----
Total comprehensive income (loss)            174      93       (30)    202
                                            ====    ====     =====    ====

     There was no tax impact on the foreign currency translation adjustments. OCI consisted of the following (dollars in millions):

                                              As of        As of
                                            June 30,   December 31,
                                              2006         2005
                                            --------   ------------
Gain (loss)on derivatives, net of tax         $(12)        $60
Foreign currency translation                    27          21
Minimum pension liability, net of tax           (8)         (8)
Unrealized loss on marketable securities,
   net of tax                                   --          (1)
                                              ----         ---
Total                                            7          72
                                              ====         ===

     During the second quarter of 2006, accumulated net after-tax losses of $6 million ($9 million pretax) on derivatives were reclassified from OCI to earnings. As of June 30, 2006, the estimated net after-tax losses expected to be reclassified within the next 12 months from OCI to earnings were $10 million.

(10) EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs for the three months ended June 30, 2006 and 2005 are summarized in the following table (dollars in millions):

                                   Three Months      Six Months
                                  ended June 30,   ended June 30,
                                  --------------   --------------
                                   2006   2005       2006   2005
                                   ----   ----       ----   ----
PENSION:
Service cost of benefits earned    $ 10   $  8       $ 19   $ 17
Interest cost on projected
   benefit obligation                16     14         31     28
Expected return on plan assets      (16)   (14)       (32)   (28)
Net amortization                      6      5         10     10
                                   ----   ----       ----   ----
Net cost                             16     13         28     27
                                   ====   ====       ====   ====
POSTRETIREMENT:
Service cost of benefits earned       5      4          8      7
Interest cost on projected
   benefit obligation                 6      4         11      9
Recognized loss                      (1)    (1)        (2)    (2)
                                   ----   ----       ----   ----
Net cost                             10      7         17     14
                                   ====   ====       ====   ====

     In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $5 million and $27 million during the second quarter and first six months of 2006, respectively, and expect to contribute a total of approximately $72 million during fiscal year 2006 to their pension plans.

(11) SHARE-BASED COMPENSATION

     SFAS NO. 123(R)

     Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," as its method to account for stock-based compensation. Stock options issued prior to the Filing are fully vested and were adjusted during the second quarter of 2006 as a result of the Rights Offering. The adjustment resulted in an immaterial expense. Prior to the adoption of SFAS No. 123(R), the Corporation presented tax benefits associated with the exercise of stock options as operating cash flows on the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from such tax benefits to be classified as financing cash flows.

     STOCK OPTION PLAN

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

     As a result of the Rights Offering, the Corporation has, pursuant to the terms of outstanding stock options, adjusted the number of shares underlying the outstanding stock options and the related exercise prices to account for the Rights Offering. In accordance with the provisions of SFAS No.123(R), the adjustments were accounted for as a modification. The adjustments were made in a manner that was designed to preserve the value of the outstanding stock options without triggering adverse tax consequences. The adjustments did not have a material impact on the Corporation's financial position, cash flows or results of operations. Stock option activity during the first six months of 2006, as adjusted to account for the Rights Offering, was as follows:

                                       Options   Weighted Average
                                        (000)     Exercise Price
                                       -------   ----------------
Outstanding, January 1                    808         $33.37
Granted                                    --             --
Exercised                                (387)         33.72
Cancelled                                 (58)         32.41
Outstanding and exercisable, June 30      363          33.15

     The aggregate intrinsic value and weighted average remaining contractual term of all options outstanding as of June 30, 2006 were $8 million and
     2.51 years, respectively. The total intrinsic value of options exercised during the first six months of 2006 was $14 million.

     As of June 30, 2006, a total of 362,582 common shares were reserved for future issuance in connection with existing stock option grants. Shares issued in option exercises may be originally issued or from treasury shares. There were no common shares reserved for future grants under plans approved prior to the Filing.

     NON-EMPLOYEE DIRECTOR FEES

     Non-employee directors of the Corporation may elect to defer a portion of their compensation in the form of deferred stock units which increase or decrease in value in direct relation to the market price of shares of common stock and are paid in cash upon termination of board service. As of June 30, 2006, there were approximately 18,035 deferred stock units held by non-employee directors. Amounts expensed in the first six months of 2006 and 2005 were immaterial.

     As a result of the Rights Offering, the Corporation adjusted the deferred stock units held by members of the Board of Directors. These adjustments, which were made in a manner that was designed to preserve the value of the deferred stock units without triggering adverse tax consequences, had no impact on the Corporation's financial position, cash flows or results of operations.

     Pursuant to the Corporation's Stock Compensation Program for Non-Employee Directors, on July 1, 2006, the Corporation's non-employee directors were entitled to receive a $30,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this provision, effective July 1, 2006, a total of 2,645 shares of common stock were issued to five non-employee directors based on the fair market value of a share of common stock on July 3, 2006.

     NEW LONG-TERM INCENTIVE PLAN

     The USG Corporation Long-Term Incentive Plan (the "LTIP") was approved by the Board of Directors in March 2006 and by the stockholders of the Corporation at the annual meeting in May 2006. The LTIP authorizes the Board of Directors, or the Board's Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance shares and units, and other cash and stock-based awards for the purpose of providing the Corporation's officers and employees incentives and rewards for superior performance. As adjusted to account for the Rights Offering, there are 8.2 million shares of common stock reserved for future grants under the LTIP.

(12) INCOME TAXES

     Income tax expense recorded by the Corporation in the first six months of 2006 includes interest expense of $7 million ($4 million after-tax), representing an accrual for post-petition interest (from the Petition Date through June 30, 2006) related to pre-petition income tax obligations which are expected to be paid as outlined in the Plan.

     In the second quarter of 2006, the Corporation (i) reduced the amount of its long-term deferred income taxes by $361 million as a result of the $909 million of payments made by the Corporation during the quarter for asbestos-related claims and the $27 million reversal of its reserve for asbestos-related claims and (ii) reclassified the net deferred taxes on the estimated liability for asbestos-related claims as of June 30, 2006 ($1,217 million) from long-term deferred income taxes to current deferred income taxes, consistent with the classification of that liability. In addition, the Corporation has recorded an income tax receivable of $329 million as of June 30, 2006. This amount primarily represents current income tax benefits relating to the $909 million of payments referred to above and the tax deduction for post-petition interest and fees relating to pre-petition obligations that are expected to be realized during the last six months of 2006 or from a federal income tax refund resulting from the carryback of a 2006 net operating loss.

     The Corporation has a valuation allowance for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards and a portion of the Corporation's liability for asbestos claims due to uncertainty regarding their ultimate realization. During the second quarter of 2006, the Corporation reduced its valuation allowance for deferred tax assets by a total of $15 million due to (i) a change in management's judgment about the realizability of the deferred tax asset in future years and (ii) the enactment of legislation by the state of Texas in May 2006 replacing its corporation franchise tax with a tax based on taxable margin. Of the total valuation allowance as of June 30, 2006, $40 million relates to the liability for asbestos claims, $12 million relates to foreign net operating loss and tax credit carryforwards, and $12 million relates to U.S. state net operating loss and tax credit carryforwards. The Corporation has net operating loss and tax credit carryforwards in varying amounts in numerous U.S. state and foreign jurisdictions. Under applicable law, if not used prior thereto, most of these carryforwards will expire over periods ranging from five to 20 years from the date of origin.

     The Corporation's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. These amounts are included in income taxes payable on the Corporation's consolidated balance sheets. These loss contingencies relate primarily to tax disputes with various state tax authorities and costs incurred with respect to the Chapter 11 proceedings. The Corporation's U.S. income tax returns for 2002 and prior years have been audited by the IRS and are closed.

(13) OPERATING SEGMENTS AND ACQUISITIONS

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

                                       Three Months       Six Months
                                      ended June 30,    ended June 30,
                                     ---------------   ---------------
                                      2006     2005     2006     2005
                                     ------   ------   ------   ------
NET SALES:
North American Gypsum                $  977   $  804   $1,908   $1,529
Worldwide Ceilings                      199      178      385      348
Building Products Distribution          680      506    1,284      962
Eliminations                           (283)    (201)    (539)    (379)
                                     ------   ------   ------   ------
Total USG Corporation                 1,573    1,287    3,038    2,460
                                     ======   ======   ======   ======
OPERATING PROFIT:
North American Gypsum                   267      148      478      255
Worldwide Ceilings                       26       17       46       29
Building Products Distribution           58       39      111       65
Corporate                               (24)     (22)     (52)     (45)
Chapter 11 reorganization expenses       (6)       1       (8)      --
Eliminations                             (3)      (2)      (1)       1
                                     ------   ------   ------   ------
Total USG Corporation                   318      181      574      305
                                     ======   ======   ======   ======

     During the first quarter of 2006, L&W Supply purchased the outstanding stock of several companies located in the midwestern United States for approximately $74 million, net of cash acquired and subject to final purchase price adjustments. All of these acquisitions were part of L&W Supply's strategy to profitably grow its specialty dealer business. These acquisitions were accounted for under the purchase method of accounting and, accordingly, included the results of operations in the accompanying consolidated results of operations from their date of acquisition. Pro forma combined results of operations for 2005 and 2006 would not be materially different as a result of these acquisitions and therefore are not presented. The purchase price of the acquisitions is allocated to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. L&W Supply has preliminarily recorded approximately $41 million of goodwill and approximately $4 million of intangible assets not subject to amortization in connection with these acquisitions. The remaining $29 million was primarily recorded to accounts receivable, inventory, and property, plant and equipment, net of current liabilities.

(14) LITIGATION

     ASBESTOS LITIGATION

     ASBESTOS PERSONAL INJURY LITIGATION: The Plan of Reorganization resolves the Debtors' liability for all present and future asbestos personal injury and related claims. At the time of the Filing, Debtor U.S. Gypsum was a defendant in more than 100,000 pending asbestos personal injury claims. In addition, Debtors L&W Supply and Beadex had been named as defendants in a small number of asbestos personal injury claims.

     Pursuant to the Plan, the Trust has been created under Section 524(g) of the Bankruptcy Code and has assumed all of the asbestos personal injury liabilities of the Debtors. The Trust has been funded by the Reorganized Debtors and will be administered by independent trustees appointed under the Plan. The Trust will pay qualifying asbestos personal injury and related claims against the Debtors pursuant to trust distribution procedures that are part of the confirmed Plan.

     The Confirmation Order contains a channeling injunction which provides that all present and future asbestos personal injury claims against the Debtors must be brought against the Trust and no individual or entity may bring an asbestos personal injury claim against the Reorganized Debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any Debtor is alleged to be liable, including any asbestos personal injury claims against U.S. Gypsum, L&W Supply or Beadex, as well as any asbestos personal injury claims against the Debtors relating to A.P. Green Refractories Co., a former subsidiary of U.S. Gypsum and the Corporation.

     ASBESTOS PROPERTY DAMAGE LITIGATION: The Plan of Reorganization provides that all resolved asbestos property damage claims filed in the Debtors' Chapter 11 proceedings will be paid in full. Any remaining disputed asbestos property damage claims that were timely filed will be resolved in the Bankruptcy Court or other court, where appropriate. Upon resolution of these claims, the allowed amount, if any, of such claims will be paid in full, with interest where required. Approximately 1,400 asbestos property damage claims were timely filed in the Debtors' Chapter 11 proceedings. In addition, more than 70 claims were filed after the bar date for filing such claims. More than 950 of the claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached agreements in principle to settle all but approximately three of these pending claims, although there can be no assurance that all agreements in principle will become final agreements. The estimated cost of resolving the pending asbestos property damage claims, including both the unresolved and the settled but unpaid claims, is included in accrued expenses.

     INSURANCE COVERAGE: As of June 30, 2006, U.S. Gypsum's insurance coverage for asbestos claims was exhausted. One of the Debtors, Beadex, which was named as a defendant in asbestos personal injury lawsuits, had confirmed coverage of approximately $11 million in primary or umbrella insurance coverage available to pay asbestos-related costs. In addition, Beadex had $15 million in available excess coverage. Pursuant to the Plan, this coverage is transferred to the Trust. At the time of confirmation of the Plan, the Debtors reached agreements with the issuers of the primary and umbrella policies, Federal Insurance Company and TIG Insurance Company, to resolve all of the insurers' liabilities under these policies in exchange for the insurers' payments of $1,723,000 and $2,500,000, respectively, to the Trust. These agreements were approved by the Bankruptcy Court in June 2006.

     ESTIMATED COST: In the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve included the Debtors' obligations to fund the Trust established under the Plan (recorded at $3.95 billion based upon the assumption that the Plan would be confirmed, but that the FAIR Act would not be enacted by the Trigger Date). This reserve also included the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its Chapter 11 proceedings, including estimated legal fees associated with those claims, and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims. As of June 30, 2006, such liabilities have been reclassified on the consolidated balance sheet to current liabilities, either as notes payable to the Trust or accrued expenses, as appropriate.

     In the second quarter of 2006, the Corporation made total payments of $909 million for asbestos-related claims. These payments included the $890 million payment to the Trust and $19 million of payments related to the settlement of other asbestos-related claims included within the asbestos reserve. The Corporation also has reached agreements in principle to settle all but approximately three of the asbestos property damage claims filed in the Chapter 11 proceedings that had not been disallowed or withdrawn. Although there can be no assurance that all of these settlements will be completed, based on the Corporation's evaluation of the asbestos property damage settlements it has reached in principle and the remaining unresolved asbestos property damage claims, in the second quarter of 2006, the Corporation reversed $27 million of its reserve for asbestos-related claims. This $27 million reversal is reflected as income in the consolidated statements of earnings.

     Enactment of the FAIR Act would not require increasing the Corporation's recorded estimated liability for asbestos claims, because the amount accrued assumes that the Corporation will make all contingent payments to the Trust. However, if the FAIR Act is enacted by the Trigger Date and either does not become subject to or survives subsequent constitutional challenge, the Corporation will not be required to make the contingent payments of $3.05 billion to the Trust. In that event, $3.05 billion of the asbestos liability attributable to the contingent payment note, as reflected on the June 30, 2006 consolidated balance sheet, would be reversed and taken into income. If the FAIR Act is enacted after the Trigger Date, the Corporation will still be required to make the contingent payments to the Trust and therefore its asbestos liability would not be affected.

     BOND TO SECURE CERTAIN CENTER OBLIGATIONS: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of asbestos personal injury cases and other obligations owed by U.S. Gypsum to the Center for Claims Resolution (the "Center"). The Center was an organization created by U.S. Gypsum and other corporations in 1988 to defend, settle and pay asbestos personal injury claims brought against the member companies. The Safeco bond was secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by JPMorgan Chase Bank (formerly Chase Manhattan Bank) to Safeco. After the Filing, the Center made demands to Safeco for payment of the bond in the approximate aggregate amount of $143 million, which exceeds the original penal sum of the bond.

     On November 30, 2001, the Corporation and U.S. Gypsum filed an Adversary Complaint in the Chapter 11 proceedings to, among other things, enjoin the Center from drawing on the bond and enjoin Safeco from paying on the bond during the pendency of the bankruptcy proceedings.

     In the second quarter of 2006, the Center and the Debtors settled the litigation regarding the Safeco bond. The total amount of U.S. Gypsum's payment obligation under the settlement was $16.5 million, which was paid by U.S. Gypsum in June 2006. As a result of the settlement, the Safeco bond and the letter of credit issued by JPMorgan Chase Bank have been cancelled and are no longer outstanding.

     SILICA LITIGATION

     During the 10 years prior to the Filing, one or more of the Debtors had been named as defendants in approximately 10 lawsuits claiming personal injury from exposure to silica allegedly from the Debtors' products. In most of these cases, U.S. Gypsum was named as a defendant. As of the Petition Date, one of those cases had been resolved with payment, and U.S. Gypsum had obtained summary judgment in its favor in three of the cases. The silica-related personal injury lawsuits pending at the time of the Filing were stayed as a result of the Filing. Only one claimant filed a proof of claim alleging silica personal injury liability as of the bar date in the Chapter 11 proceedings. That claim was recently settled.

     In the fourth quarter of 2004, U.S. Gypsum was served with 17 complaints involving more than 400 plaintiffs alleging personal injury resulting from exposure to silica. These complaints were filed in various Mississippi state courts, and each named from 178 to 195 defendants. In the third quarter of 2005, 14 of these complaints, involving 392 plaintiffs, were voluntarily dismissed without prejudice to refile. In the second quarter of 2006, the Corporation learned that the remaining three complaints were also dismissed without prejudice. Therefore, none of the 17 silica complaints filed in late 2004 is still pending, and the one silica-related proof of claim filed in the Chapter 11 proceedings has been settled.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

PLAN OF REORGANIZATION

In the second quarter of 2006, USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors" or "Reorganized Debtors") emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code following confirmation of a plan of reorganization by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and the United States District Court for the District of Delaware (the "District Court"), as discussed below. Confirmation of the plan achieves the Debtors' goals of resolving asbestos claims in a fair and equitable manner, protecting the long-term value of the Debtors' businesses and maintaining the Debtors' leadership positions in their markets.

The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006, discussed the Debtors' Chapter 11 reorganization proceedings and the agreement among the Debtors, the committee representing asbestos personal injury claimants (the "Official Committee of Asbestos Personal Injury Claimants" or "ACC") and the legal representative for future asbestos personal injury claimants (the "Futures Representative") to resolve the Debtors' present and future asbestos personal injury liabilities (the "Asbestos Agreement"). The Asbestos Agreement led to the Debtors' First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries dated March 27, 2006 (as confirmed, the "Plan" or "Plan of Reorganization"), which was filed with the Bankruptcy Court in the Debtors' jointly administered cases captioned In re USG Corporation, et al., Case No. 01-2094. Significant aspects of the Chapter 11 proceedings and the Plan of Reorganization include:

- On June 16, 2006, the Debtors' Plan of Reorganization was confirmed by order (the "Confirmation Order") of the Bankruptcy Court and the District Court;

-    The Plan became effective on June 20, 2006 (the "Effective Date");

- A trust has been created and funded under Section 524(g) of the Bankruptcy Code (the "United States Gypsum Asbestos Trust" or "Trust") for the payment of asbestos personal injury claims against the Debtors;

- The Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006;

- The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which, as discussed below, will be payable to the Trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively, the "FAIR Act") is enacted by the 10th day (excluding Sundays) after final adjournment of the current term of Congress (the "Trigger Date"), which is currently expected to be no later than December 2006;

- The Confirmation Order contains a channeling injunction which provides that all present and future asbestos personal injury claims against the Debtors must be brought against the Trust and no individual or entity may bring an asbestos personal injury claim against the Reorganized Debtors;

- Pursuant to the Plan, allowed claims of all other creditors, including allowed claims of general unsecured creditors and resolved asbestos property damage claims, have been, or will be, paid in full, with interest as provided in the Plan; and

- A rights offering (the "Rights Offering") that provided stockholders as of June 30, 2006 the right to purchase, at $40.00 per share, one new share of the Corporation's common stock for each share owned was completed on July 27, 2006, raising net proceeds of approximately $1.725 billion. The completion of the transactions contemplated by the Plan of Reorganization and borrowings under the Corporation's new $2.8 billion credit agreement entered into on August 2, 2006 with a syndicate of banks (the "Credit Facilities") have caused and will cause changes to the Corporation's capital structure.

Additional information about the Plan, the Trust, funding relating to the Plan, the Credit Facilities and the Rights Offering is set forth in Notes 2, 3 and 4 to the Consolidated Financial Statements and below under "Voluntary Reorganization Proceedings and Confirmation of the Plan of Reorganization" and "Liquidity and Capital Resources."

FINANCIAL RESULTS

The Corporation's second quarter of 2006 net sales and operating profit were the highest levels for any quarter in its history, increasing 22% and 76%, respectively, compared with the second quarter of 2005. The Corporation's gross margin percentage (gross profit as a percent of net sales) was 25.4% in the second quarter of 2006, up from 20.7% in the second quarter of 2005. Gross profit improved primarily as a result of higher selling prices for most major product lines and increased shipments of SHEETROCK(R) brand gypsum wallboard.

Demand for products sold by the Corporation's North American Gypsum and Building Products Distribution operating segments continued to be strong in the second quarter of 2006 due to strength in the new housing and repair and remodel markets. Shipments of gypsum wallboard remained at historically high levels for the Corporation and the industry in the second quarter of 2006.

Other second quarter 2006 financial highlights included:

- United States Gypsum Company ("U.S. Gypsum") shipped more wallboard in the second quarter of 2006 than in any other quarter in its history. The favorable level of activity in the aforementioned markets and extremely high industry capacity utilization rates have resulted in higher market selling prices for gypsum wallboard. The nationwide average realized selling price for U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard was up 32% from the second quarter of 2005 and up 7% versus the first quarter of 2006.

- L&W Supply Corporation ("L&W Supply"), the leading specialty building products distribution business in the United States, shipped more gypsum wallboard and complementary products in the second quarter of 2006 than in any other quarter in its history. L&W Supply's net sales and operating profit also were all-time highs for any quarter.

- USG Interiors, Inc. ("USG Interiors"), the Corporation's domestic ceilings business, and the Corporation's international interior systems business managed as USG International recorded gains in second quarter net sales and operating profit compared with the prior-year period.

- The Corporation's new Credit Facilities have been assigned credit ratings of Baa3 by Moody's Investor Service Inc. and BB+ by Standard & Poor's Ratings Services. Ratings from credit rating agencies are not recommendations to buy, sell or hold securities and may be subject to revision or withdrawal by the applicable rating agency at any time and should be evaluated independently of any other ratings.

As of June 30, 2006, the Corporation had $663 million of cash, cash equivalents, restricted cash and marketable securities on a consolidated basis, down $914 million from December 31, 2005, primarily due to payments in the second quarter related to the Plan, including the $890 million payment to the Trust. The Corporation believes that cash and marketable securities on hand, future cash available from operations and the other sources of liquidity described under "Liquidity and Capital Resources" below will provide sufficient liquidity to allow the Corporation's businesses to carry on normal operations and to allow the Corporation to complete the transactions contemplated by the Plan. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND CONFIRMATION OF THE PLAN OF REORGANIZATION

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court. This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. As described more fully below, the Debtors' Chapter 11 proceedings have been concluded by the Plan of Reorganization involving all Debtors that has been confirmed by the Bankruptcy Court and the District Court. This confirmed Plan provides for the resolution of all present and future asbestos personal injury claims against the Debtors.

The following subsidiaries of the Corporation were included in the Chapter 11 proceedings and are included in the Plan of Reorganization: U.S. Gypsum; USG Interiors; USG Interiors International, Inc.; L&W Supply; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 proceedings and the Plan resolving the Debtors' asbestos personal injury liabilities do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired post-petition by any of the Debtors.

Pursuant to the Plan, the Trust was created under Section 524(g) of the Bankruptcy Code to pay all qualifying present and future asbestos personal injury claims against the Debtors. On the Effective Date, the Reorganized Debtors funded the Trust as follows:

     - The Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006; and

     -    The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which will be payable to the Trust depending upon whether the FAIR Act is enacted by the Trigger Date, as described more fully below.

The Reorganized Debtors are co-obligors and are jointly and severally liable under the $10 million promissory note and the $3.05 billion contingent payment note. Each of the notes is secured by an obligation to pledge to the Trust shares of the voting stock of the Corporation equal to 51% of the amount outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

As provided in the Plan, if the FAIR Act is enacted and made law on or before the Trigger Date and is not subject to, or survives, a constitutional challenge initiated within 60 days of the Trigger Date, the contingent payment note will be cancelled and the Reorganized Debtors will have no further payment obligations to the Trust. In that situation, the total amount to be paid by the Reorganized Debtors to the Trust will be the $890 million already paid and the obligations under the $10 million promissory note.

If the FAIR Act is not enacted and made law by the Trigger Date, the Reorganized Debtors will be obligated to make payments under the contingent payment note as follows: $1.9 billion will be payable to the Trust within 30 days after the Trigger Date, with the remaining $1.15 billion payable within 180 days after the Trigger Date. Interest will accrue on the unpaid balance of the $3.05 billion contingent payment note beginning on the Trigger Date. The rate of interest is the rate of the 90-day LIBOR in effect as of the Trigger Date plus 40 basis points.

If the FAIR Act is enacted by the Trigger Date but is held unconstitutional, the Reorganized Debtors will be obligated to pay the $3.05 billion contingent note, as described more fully below. Specifically, if the FAIR Act is enacted by the

Trigger Date and there is a constitutional challenge to the FAIR Act initiated within 60 days of the Trigger Date, the Debtors will be obligated to pay the $3.05 billion contingent payment note if the constitutional challenge results in a final, non-appealable court order that the FAIR Act is (i) unconstitutional in its entirety or (ii) unconstitutional insofar as it applies to debtors in Chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as of February 1, 2006. In those circumstances, the Debtors would be obligated to pay $1.9 billion within 30 days after the date when the court order becomes final and non-appealable and pay the remaining $1.15 billion within 180 days after the date the order becomes final and non-appealable. If the constitutional challenge is resolved by a final, non-appealable court order in any manner other than as described above, then the $3.05 billion contingent payment, including the right of the Trust to own stock of the Corporation under the note, will be cancelled.

The amounts that the Reorganized Debtors will be obligated to pay to the Trust under the Plan, either $900 million or $3.95 billion, are fixed amounts, depending only upon passage of the FAIR Act, that were determined through settlement negotiations with the Official Committee of Asbestos Personal Injury Claimants and the Futures Representative appointed in the Debtors' Chapter 11 proceedings. The Reorganized Debtors will not be obligated to make additional payments to the Trust beyond the payments described above.

The Confirmation Order contains a channeling injunction which provides that all present and future asbestos personal injury claims against the Debtors must be brought against the Trust and no individual or entity may bring such a claim against the Reorganized Debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any Debtor is alleged to be liable, including any asbestos personal injury claims against the Debtors relating to A.P. Green Refractories Co., a former subsidiary of U.S. Gypsum and the Corporation.

The Plan also provides for the resolution of other pre-petition claims against the Debtors. Allowed claims of all other creditors will be, or already have been, paid in full, with interest as provided in the Plan. Disputed claims, including disputed asbestos property damage claims, that have not been resolved will be resolved in the Bankruptcy Court or other court, where appropriate. If it is ultimately determined that any amounts are owed on these disputed claims, they will also be paid in full, with interest as required.

As a result of confirmation of the Plan of Reorganization, the four official committees appointed in the Chapter 11 proceedings have been disbanded. The Futures Representative will continue to act as the Futures Representative for the Trust.

Under the Plan, stockholders of the Corporation as of the Effective Date retained their shares. In addition, on June 30, 2006 (the "Record Date"), the Corporation issued to its stockholders one transferable right for each share owned on the Record Date, entitling the owner to purchase one share of common stock for $40.00 in cash for each right (the "Rights Offering"). These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway Inc. ("Berkshire Hathaway"), the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights (the "Backstop Commitment"). In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.725 billion. The Corporation expects to use the net proceeds from the Rights Offering, together with other available funds, including cash on hand, to make payments contemplated by the Plan and for general corporate purposes.

The Debtors' financial obligations under the Plan will depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through (i) cash and marketable securities accumulated since the Petition Date which were used to fund the $890 million payment to the Trust as well as other creditor payments made prior to June 30, 2006, (ii) the Rights Offering, (iii) anticipated tax refunds and (iv) new debt financing, as described in Note 3 to the Consolidated Financial Statements.

Additional information about the new debt financing, the Rights Offering and the Plan's treatment of asbestos claims is set forth in Notes 3, 4 and 14, respectively, to the Consolidated Financial Statements.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation was titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852, the "FAIR Act of 2005" or the "Act"). The Act was referred to the Senate Committee on the Judiciary and was approved by a majority vote of the committee on May 27, 2005. The FAIR Act of 2005 was not approved by the full Senate and is not law.

The FAIR Act of 2005 was intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. The Act provided that companies that had made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims were being compensated under the national trust fund.

In February 2006, the Senate began debate on the FAIR Act of 2005. However, an objection to further proceedings was raised based on the failure of the Act to comply with federal budget rules. This objection could have been waived by the affirmative vote of 60 senators, but a motion to waive the budget objection failed by a vote of 58 to 41. As a result, the Senate ceased debate on the FAIR Act of 2005.

In late May 2006, an amended version of the Act, called the "Fairness in Asbestos Injury Resolution Act of 2006" (the "FAIR Act of 2006" or "S. 3274") was introduced by Senator Specter and Senator Patrick Leahy, D-Vt. The FAIR Act of 2006 also contemplates creation of a national trust to pay asbestos personal injury claims but contains some modifications from the FAIR Act of 2005. A copy of the FAIR Act of 2006 as introduced is available at http://thomas.loc.gov (type in "S. 3274" in the search field). The current form of the FAIR Act of 2006 does not require contributions from companies, such as the Reorganized Debtors, that have a confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code that is substantially consummated and no longer subject to appeal.

Although the current form of the FAIR Act of 2006 does not require contributions from the Reorganized Debtors into the proposed national trust, the amounts that the Reorganized Debtors will be required to pay into the Trust established under the Debtors' Plan of Reorganization depend on whether the FAIR Act is enacted by the Trigger Date and either does not become subject to or survives a subsequent constitutional challenge. Final adjournment of the current term of Congress, which is the basis for the Trigger Date, is currently expected to be no later than December 2006. The outcome of the legislative process is inherently speculative, and it cannot be known whether the FAIR Act will be enacted by the Trigger Date or, even if enacted, would survive any subsequent constitutional challenge.

ASBESTOS PROPERTY DAMAGE CLAIMS

The Plan of Reorganization does not create a trust for asbestos property damage claims against the Debtors. The Plan provides that disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for asbestos property damage claims, the Plan provides that the Debtors will pay such amounts in full, with interest where required. Any settled asbestos property damage claims will also be paid in full.

As a result of the bar date for filing asbestos property damage claims in Debtors' Chapter 11 proceedings, approximately 1,400 asbestos property damage claims were filed by the bar date, and more than 70 such claims were filed after the bar date. More than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached agreements in principle to settle all but approximately three of these pending claims, although there can be no assurance that all agreements in principle will become final agreements. The estimated cost of resolving the pending asbestos property damage claims, including both the unresolved and the settled but unpaid claims, is included in accrued expenses. The asbestos property damage claims are also discussed in Note 14 to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the second quarter of 2006 totaled $1.573 billion, a record for any quarter in the Corporation's history and a 22% increase from $1.287 billion in the second quarter of 2005. For the first six months of 2006, net sales totaled $3.038 billion, up 24% from $2.460 billion in the comparable 2005 period. The increases in net sales were primarily due to strength in the new housing and repair and remodel markets and improvement in the commercial market. As explained below under Core Business Results of Operations, net sales increased for all three of the Corporation's operating segments.

COST OF PRODUCTS SOLD

Cost of products sold in the second quarter of 2006 was $1.173 billion, up 15% from $1.020 billion a year ago. For the first six months of 2006, cost of products sold totaled $2.281 billion, up 15% from $1.979 billion in the comparable 2005 period. These increases were primarily attributable to increased volume for SHEETROCK(R) brand gypsum wallboard and other products as well as higher manufacturing costs related to energy and raw materials.

GROSS PROFIT

Gross profit in the second quarter of 2006 was $400 million, a 50% increase from $267 million in the second quarter of 2005. For the first six months of 2006, gross profit totaled $757 million, up 57% from $481 million in the comparable 2005 period. These increases primarily reflected record shipments and selling prices for SHEETROCK(R) brand gypsum wallboard. The gross margin percentage was 25.4% in the second quarter of 2006, up from 20.7% in the second quarter of 2005. For the first six months of 2006, the gross margin percentage was 24.9%, up from 19.6% in the comparable 2005 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the second quarter of 2006 were $103 million, up 18% from $87 million in the second quarter of 2005. For the first six months, these expenses were $202 million versus $176 million a year ago. Expenses were up in the 2006 periods primarily due to increased levels of compensation and benefits and expenses in connection with growth initiatives. Selling and administrative expenses as a percent of net sales were 6.5% for the second quarter of 2006 and 6.6% for the first six months of 2006, compared with 6.8% and 7.2% for the respective 2005 periods.

REVERSAL OF ASBESTOS CLAIMS RESERVE

In the second quarter of 2006, the Corporation reversed $27 million of a reserve for asbestos-related claims. This reversal, which is reflected as income in the consolidated statements of earnings, was based on the Corporation's evaluation of the asbestos property damage settlements it has reached in principle and the remaining unresolved asbestos property damage claims.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated statements of earnings consisted of the following (dollars in millions):

                                                     Three Months      Six Months
                                                    ended June 30,   ended June 30,
                                                    --------------   --------------
                                                      2006   2005      2006   2005
                                                      ----   ----      ----   ----
Legal and financial advisory fees                     $ 18   $ 6       $ 32   $ 12
Bankruptcy-related interest income                     (12)   (7)       (24)   (12)
                                                      ----   ---       ----   ----
Total Chapter 11 reorganization expenses (income)        6    (1)         8     --
                                                      ====   ===       ====   ====

INTEREST EXPENSE

Interest expense for the second quarter and first six months of 2006 was $37 million and $523 million, respectively. These amounts included charges for post-petition interest and fees related to pre-petition obligations (primarily debt and trade payables). For the second quarter of 2006, these post-petition interest and fees were $36 million ($21 million after-tax). For the first six months of 2006, these post-petition interest and fees totaled $520 million ($321 million after-tax). In accordance with AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," virtually all of the Corporation's outstanding debt had been classified as liabilities subject to compromise, and from the Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded. Interest expense, other than that related to post-petition interest and fees, was $2 million and $3 million in the second quarter and first six months of 2005, respectively.

INTEREST INCOME

Interest income amounted to $4 million in the second quarter and $7 million in the first six months of 2006. Interest income for the respective 2005 periods was $2 million and $4 million. Interest income increased in the 2006 periods primarily due to the inclusion of interest earned on cash held by the Reorganized Debtors from the Effective Date through June 30, 2006. Prior to the Effective Date, this interest income was included as an offset to Chapter 11 reorganization expenses in the consolidated statements of earnings.

INCOME TAXES

Income tax expense of $109 million and $23 million was recorded in the second quarter and first six months of 2006, respectively, compared with $70 million and $118 million in the corresponding 2005 periods. The effective tax rates were 40.1% and 38.6% for the first six months of 2006 and 2005, respectively.

NET EARNINGS

Net earnings of $176 million, or $3.03 per diluted share, were reported for the second quarter of 2006 compared with $110 million, or $1.96 per diluted share, for the second quarter of 2005. For the first six months of 2006, net earnings totaled $35 million, or $0.60 per diluted share, compared with $187 million, or $3.33 per diluted share, for the first six months of 2005.

Net earnings and earnings per share for the 2006 periods include charges for post-petition interest and fees related to pre-petition obligations as described above. These charges, on an after-tax basis, were $21 million, or $0.36 per diluted share, for the second quarter of 2006 and $321 million, or $5.54 per diluted share, for the first six months of 2006. Net earnings and earnings per share for the 2006 periods also include the reversal of a reserve for asbestos-related claims described above. The after-tax income from this reversal amounted to $17 million, or $0.29 per diluted share.

Earnings-per-share data for all periods have been adjusted to reflect the effect of the Rights Offering.

CORE BUSINESS RESULTS OF OPERATIONS

                                       THREE MONTHS       SIX MONTHS
                                      ENDED JUNE 30,    ENDED JUNE 30,
                                     ---------------   ---------------
(dollars in millions)                 2006     2005     2006     2005
                                     ------   ------   ------   ------
NET SALES:
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $  878   $  720   $1,712   $1,374
CGC Inc. (gypsum)                        91       82      177      157
Other subsidiaries*                      64       55      128       95
Eliminations                            (56)     (53)    (109)     (97)
                                     ------   ------   ------   ------
Total                                   977      804    1,908    1,529
                                     ------   ------   ------   ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                     137      124      264      241
USG International                        59       52      113      103
CGC Inc. (ceilings)                      14       14       30       27
Eliminations                            (11)     (12)     (22)     (23)
                                     ------   ------   ------   ------
Total                                   199      178      385      348
                                     ------   ------   ------   ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  680      506    1,284      962
                                     ------   ------   ------   ------
Eliminations                           (283)    (201)    (539)    (379)
                                     ------   ------   ------   ------
Total USG Corporation                 1,573    1,287    3,038    2,460
                                     ======   ======   ======   ======
OPERATING PROFIT:
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                     242      125      431      218
CGC Inc. (gypsum)                        14       14       26       26
Other subsidiaries*                      11        9       21       11
                                     ------   ------   ------   ------
Total                                   267      148      478      255
                                     ------   ------   ------   ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      17       13       31       19
USG International                         5        2        8        5
CGC Inc. (ceilings)                       4        2        7        5
                                     ------   ------   ------   ------
Total                                    26       17       46       29
                                     ------   ------   ------   ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   58       39      111       65
                                     ------   ------   ------   ------
Corporate                               (24)     (22)     (52)     (45)
Chapter 11 reorganization expenses       (6)       1       (8)      --
Eliminations                             (3)      (2)      (1)       1
                                     ------   ------   ------   ------
Total USG Corporation                   318      181      574      305
                                     ======   ======   ======   ======

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $977 million in the second quarter of 2006 increased 22% from the comparable period in 2005, while operating profit increased 80% to $267 million. First six months 2006 net sales of $1.908 billion were 25% greater than a year ago, while operating profit of $478 million increased 87%. Second quarter and first six months 2006 operating profit for North American Gypsum included the $27 million reversal of a reserve for asbestos-related claims discussed above.

United States Gypsum Company: Second quarter 2006 net sales for U.S. Gypsum were a record and increased $158 million, or 22%, compared with the second quarter of 2005, while operating profit rose $117 million, or 94%. These increases primarily reflected higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. Strong customer demand for the company's products also resulted in higher selling prices and record shipments for SHEETROCK(R) brand joint compound and FIBEROCK(R) brand gypsum fiber panels. In addition, operating profit for U.S. Gypsum included the $27 million reversal of a reserve for asbestos-related claims.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $182.65 per thousand square feet in the second quarter of 2006. This price represented a 32% increase from $138.28 in the second quarter of 2005. However, the benefit of improved pricing was partially offset by higher costs, including higher energy and raw material prices. The robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and near-capacity utilization rates for the industry have resulted in strong demand and higher selling prices for gypsum wallboard.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 3.0 billion square feet during the second quarter of 2006, a record for any quarter and a 3% increase from 2.9 billion in the second quarter of 2005. Wallboard plants operated at full capacity in the second quarter of 2006 compared with 96% of capacity in the second quarter of 2005. Industry shipments of gypsum wallboard were up approximately 4% from the second quarter of 2005.

CGC Inc.: Second quarter 2006 net sales for the gypsum business of Canada-based CGC Inc. totaled $91 million, up 11% from the second quarter of 2005. Operating profit of $14 million was the same level attained in last year's second quarter. The higher level of net sales was largely attributable to increased selling prices for SHEETROCK(R) brand gypsum wallboard and the favorable effects of currency translation. However, this improvement was offset by higher gypsum wallboard manufacturing costs.

WORLDWIDE CEILINGS

Second quarter 2006 net sales of $199 million increased 12% and operating profit of $26 million rose 53% from the second quarter of 2005. First six months net sales of $385 million were 11% higher than a year ago, while operating profit of $46 million rose 59%.

USG Interiors, Inc.: USG Interiors reported second quarter 2006 net sales and operating profit of $137 million and $17 million, respectively. These results compared with net sales of $124 million and operating profit of $13 million in the second quarter of 2005. The improvement in results was largely attributable to increased selling prices for ceiling tile and higher shipments of ceiling grid, partially offset by higher manufacturing costs for ceiling tile. The gains reflect a rebound in the commercial construction market, which has benefited from declining office vacancy rates, job growth and improved corporate investment, as well as improved plant efficiencies.

USG International: USG International reported net sales and operating profit of $59 million and $5 million, respectively, in the second quarter of 2006. These results compared with net sales of $52 million and operating profit of $2 million for the same period a year ago. This improvement primarily reflected higher demand for USG ceiling grid in Europe.

CGC Inc.: The ceilings business of CGC Inc. reported net sales of $14 million in both the second quarter of 2006 and the second quarter of 2005. However, operating profit doubled to $4 million in the second quarter of 2006 largely as a result of lower manufacturing costs for ceiling grid.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply reported second quarter 2006 net sales of $680 million and operating profit of $58 million, both records for any quarter in the company's history. Net sales rose $174 million, or 34%, while operating profit increased by $19 million, or 49%, over the second quarter of 2005. The improved results reflected record shipments of gypsum wallboard and complementary building products, such as drywall metal, ceiling products and joint compound. Results also benefited from higher selling prices for gypsum wallboard, which increased 33% from the second quarter of 2005. Sales of complementary building products rose 17% compared with last year's second quarter.

For the first six months of 2006, net sales of $1.284 billion and operating profit of $111 million represented increases of 33% and 71%, respectively, versus the first six months of 2005.

L&W Supply operated 211 locations in the United States as of June 30, 2006, compared with 194 locations as of June 30, 2005.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
9.9 billion square feet in the second quarter of 2006, a 4% increase from 9.5 billion square feet in the second quarter of 2005 and a 1% increase from the first quarter of 2006. The first-half 2006 robust level of activity in the new housing and residential repair and remodel markets, which together account for nearly two-thirds of all demand for gypsum wallboard, and near-capacity utilization rates for the industry have resulted in strong demand and higher selling prices for gypsum wallboard.

The outlook for the Corporation's markets for the balance of 2006 remains positive. However, recent changes in some demand indicators, such as lower levels of housing affordability, rising mortgage interest rates, declines in new orders at major homebuilders and rising inventory of unsold homes, suggest that demand from the new housing market, which has been at record levels, will likely continue to moderate during the balance of 2006. The fundamentals for nonresidential building and repair and remodeling remain solid, and modest growth is expected in these markets in 2006. In addition, the Corporation's operating subsidiaries, like many other companies, face many ongoing cost pressures, particularly in the areas of energy and raw materials.

The Corporation continues to focus its attention and capital investments on improving customer service, manufacturing costs and operating efficiencies, as well as strategic investments to grow its businesses. In addition, the Corporation is keenly focused on completing the transactions related to the confirmed Plan.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2006, the Corporation had $663 million of cash, cash equivalents, restricted cash and marketable securities on a consolidated basis, down $914 million from December 31, 2005, primarily due to payments in the second quarter related to the Plan, including the $890 million payment to the Trust. The Corporation believes that cash and marketable securities on hand, future cash available from operations and the other sources of liquidity described below, including approximately $1.725 billion of net proceeds that the Corporation received following the completion of the Rights Offering and performance by Berkshire Hathaway of its obligations under the Backstop Commitment, will provide sufficient liquidity to allow the Corporation's businesses to carry on normal operations and to allow the Corporation to complete the transactions contemplated by the Plan. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, the Corporation from time to time considers selective strategic transactions to create value and improve performance. Such transactions may include acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash outlays or proceeds.

The timing of certain cash inflows and outflows related to the Plan will depend on whether the FAIR Act is enacted prior to the Trigger Date and withstands any constitutional challenge initiated within 60 days of the Trigger Date. On the Effective Date, the Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006. The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which will be payable to the Trust in the event that the FAIR Act has not been enacted by the Trigger Date or, if enacted, is later held to be unconstitutional after a challenge initiated within 60 days of the Trigger Date.

With certain exceptions, outlined above, the Debtors' obligations under the $3.05 billion contingent payment note will be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but declared unconstitutional after a challenge brought within 60 days after the Trigger Date, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note to the Trust as follows: $1.9 billion of the contingent payment note will be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note will be payable within 180 days after the Trigger Date or the date of order declaring the FAIR Act unconstitutional, as the case may be. Interest will accrue on the unpaid balance of the $3.05 billion contingent payment note beginning on the Trigger Date at a per annum rate equal to the 90-day LIBOR in effect as of the Trigger Date plus 40 basis points.

During the period from the Effective Date through June 30, 2006, the Reorganized Debtors paid $174 million to unsecured creditors. Approximately $1.2 billion of additional payments are being made to unsecured creditors in the third quarter of 2006.

The Corporation expects to fund these obligations from accumulated cash and marketable securities, as well as future cash available from operations, the net proceeds of approximately $1.725 billion from the Rights Offering, anticipated tax refunds and new debt financing under the Credit Facilities. The Credit Facilities include a revolving credit facility, term loan facility and a tax bridge facility that would be utilized to make payments to the Trust if the proceeds from tax refunds following the Debtors' contributions to the Trust are not received prior to the time those payments are due. Assuming that the $3.05 billion contingent payment note becomes due and payable to the Trust, the Corporation expects to receive cash tax refunds of about $1.1 billion in the year following the payment of such note.

See Voluntary Reorganization Under Chapter 11 and Confirmation of the Plan of Reorganization, above, and Note 3 to the Consolidated Financial Statements for additional information regarding the Debtors' obligations and the funding of those obligations under the Plan.

CASH FLOWS

As shown on the consolidated statements of cash flows, cash and cash equivalents decreased $349 million during the first six months of 2006. The primary uses of cash were (i) the $890 million payment to the Trust and $19 million of payments related to the settlement of other asbestos-related claims; (ii) the $174 million of payments to unsecured creditors; (iii) capital spending of $150 million; (iv) payments of fees related to the Rights Offering, including a $67 million payment to Berkshire Hathaway in connection with the Backstop Commitment; (v) acquisitions of businesses, net of cash acquired, of $74 million; and (vi) pension funding of $27 million. The primary sources of cash in the first six months of 2006 were net sales of marketable securities, earnings from operations adjusted for both the post-petition interest charges and reversal of the asbestos claims reserve described above, and the return of restricted cash.

Comparing the first six months of 2006 with the first six months of 2005, net cash used for operating activities was $631 million in the 2006 period compared with net cash provided by operating activities of $141 million a year ago. This variation was primarily attributable to the payments of $890 million to the Trust, $19 million related to the settlement of other asbestos-related claims and $174 million to unsecured creditors, as discussed above.

Investing activities in the first six months of 2006 provided net cash of $344 million, while net cash of $218 million was used in the comparable 2005 period. This variation primarily reflected net sales of marketable securities of $496 million in 2006 compared with net purchases of marketable securities of $85 million in 2005. Capital spending and cash spent to acquire businesses increased by $74 million and $45 million, respectively, in 2006. The return of $71 million of restricted cash in the first six months of 2006 compared with a deposit of $28 million in the comparable 2005 period.

Net cash of $65 million used for financing activities during the first six months of 2006 primarily reflected payments of fees related to the Rights Offering, including the $67 million payment to Berkshire Hathaway in connection with the Backstop Commitment, and the payment of $16 million related to pre-petition debt principal. These payments were partially offset by increased issuances of common stock upon the exercise of stock options and a tax benefit related to share-based payments in 2006.

CAPITAL EXPENDITURES

Capital spending amounted to $150 million in the first six months of 2006 compared with $76 million in the corresponding 2005 period. As of June 30, 2006, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $543 million, compared with $587 million as of December 31, 2005. The Corporation's capital expenditures program is expected to be funded by cash from operations and, if necessary, borrowings under the revolving credit facility portion of the Credit Facilities. Capital expenditure commitments as of June 30, 2006 included:

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

- approximately $75 million for a new 40,000-ton self-unloading ship that will lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2007.

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Mexico. This facility will serve markets in western Mexico and export gypsum wallboard to Latin America. Construction of this plant began in the third quarter of 2006 and is expected to be completed in 2007.

- approximately $30 million for a mill modernization at U.S. Gypsum's Plaster City, Calif., gypsum wallboard plant. Construction on this project began in early 2006 and is expected to be completed in 2007.

- approximately $16 million to build a ready-mixed joint compound line at U.S. Gypsum's Baltimore plant. Construction on this project began in the third quarter of 2006 and is expected to be completed in 2007.

- approximately $13 million to rebuild the ready-mixed joint compound line at U.S. Gypsum's Jacksonville, Fla., plant. Construction on this project began in early 2006 and is expected to be completed in 2007.

WORKING CAPITAL

As of June 30, 2006, current liabilities for the Corporation included the $3.05 billion contingent note payable to the Trust and certain other liabilities previously included in liabilities subject to compromise. In addition, the Corporation made payments in the second quarter related to the Plan, including the $890 million payment to the Trust. Consequently, as of June 30, 2006, current liabilities exceeded current assets by $1.763 billion, and the ratio of current assets to current liabilities was 0.65-to-1. As of December 31, 2005, working capital (current assets less current liabilities) amounted to $1.579 billion, and the ratio of current assets to current liabilities was 3.63-to-1.

Receivables increased to $579 million as of June 30, 2006 from $453 million as of December 31, 2005, primarily reflecting a 28% increase in net sales for the month of June 2006 as compared with December 2005. Inventories increased to $361 million from $315 million primarily due to the increased level of business in the second quarter of 2006 as compared with the fourth quarter of 2005. Accounts payable as of June 30, 2006 increased to $368 million from $281 million as of December 31, 2005, while accrued expenses increased to $868 million from $275 million. The higher levels of accounts payable and accrued expenses primarily reflected the reclassification of liabilities subject to compromise and the increased level of business.

MARKETABLE SECURITIES

As of June 30, 2006, $69 million was invested in marketable securities, down $494 million from $563 million as of December 31, 2005. While some securities have contractual maturities beyond one year, all are classified as short-term marketable securities on the consolidated balance sheet as of June 30, 2006, due to the Corporation's intent to sell the securities within one year and to use the proceeds to fund a portion of the Corporation's obligations under the Plan. The Corporation's marketable securities are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income
(loss) on the consolidated balance sheets.

LETTERS OF CREDIT

The Corporation had a credit agreement with LaSalle Bank National Association to provide letters of credit needed to support business operations. As of June 30, 2006, there were $86 million of letters of credit outstanding under this facility. On August 2, 2006, the letters of credit outstanding under this facility were incorporated into the new revolving credit facility under the Credit Facilities, and the agreement with LaSalle Bank National Association was terminated.

DEBT

Pre-petition debt previously included in liabilities subject to compromise amounted to $1.005 billion as of the Petition Date. As of June 30, 2006, the Corporation (i) repaid $17 million of this debt (ii) reclassified $749 million to short-term debt, which is expected to be repaid in the third quarter of 2006, and (iii) reinstated $239 million in accordance with the Plan and reclassified this amount to long-term debt.

On August 2, 2006, the Corporation entered into the Credit Facilities as described in Note 3 to the Consolidated Financial Statements. As of December 31, 2005, total debt amounted to $1.005 billion, all of which was included in liabilities subject to compromise.

REALIZATION OF DEFERRED TAX ASSET

The Corporation's consolidated balance sheet as of June 30, 2006 includes a net current deferred tax asset of $1.247 billion and a net long-term deferred tax liability of $137 million. Included in these amounts is a deferred tax asset of $1.307 billion and $27 million, respectively, relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to the Corporation's asbestos liability and asbestos-related payments made through June 30, 2006. Management has concluded, based on the weight of available evidence, that all but $40 million of these tax benefits are more likely than not to be realized in the future. This amount represents a decrease of $15 million from the valuation allowance of $55 million previously recorded as of March 31, 2006.

In arriving at its conclusion, management has considered both the federal taxable income reported by the Corporation for the 1996 through 2005 taxable years, as well as future reversals of existing taxable temporary differences and projections of future taxable income. In the taxable year(s) in which the Corporation's cash contributions to the Trust are made, the related federal income tax deduction will create a net operating loss. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims, including cash contributions to the Trust, can be carried back and offset against the Corporation's federal taxable income in the 10 preceding years, generating a refund of taxes paid in those years. Since the Corporation has reported (or expects to report) federal taxable income of $3.2 billion, in the aggregate, for the years 1996 through 2005, the carryback of this loss is expected to produce a refund of federal income taxes paid in those years of approximately $1.1 billion, which the Corporation expects to receive in 2007 and 2008. Further, as a result of federal taxable income (excluding tax deductions for asbestos-related payments) projected to be realized in 2006 and 2007, the Corporation expects to utilize the remaining $360 million of federal tax benefits relating to its asbestos liability by the end of 2007. As a result, it is more likely than not that the Corporation will realize the federal deferred tax asset relating to its asbestos reserve.

In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits relating to the Corporation's payment of asbestos claims will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from the Corporation's cash contributions to the Trust in 2006 and 2007 against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which the Corporation conducts business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), management has concluded that all but $40 million of the $240 million of state tax benefits relating to the Corporation's asbestos liability is more likely than not to be realized.

LEGAL CONTINGENCIES

The confirmed Plan of Reorganization resolves the Debtors' liability for all present and future asbestos personal injury and related claims. The Plan of Reorganization also provides that all resolved asbestos property damage claims will be paid in full. Any remaining disputed asbestos property damage claims timely filed in the Debtors' bankruptcy proceedings will be resolved in the Bankruptcy Court or other court, where appropriate.

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

See Note 14 to the Consolidated Financial Statements for additional information on asbestos, silica and environmental litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Corporation's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. As a result of the Plan of Reorganization becoming effective on June 20, 2006 and agreements in principle to settle the majority of the asbestos property damage claims, the accounting policies related to (i) voluntary reorganization under Chapter 11 and the application of SOP 90-7 and (ii) the determination of the Corporation's asbestos liability are no longer deemed critical. There were no material changes to the other critical accounting policies that affected the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first six months of 2006.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which requires companies to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation issued to employees. Stock options issued prior to the Filing are fully vested and were adjusted during the second quarter of 2006 as a result of the Rights Offering. The adjustment resulted in an immaterial expense. Prior to the adoption of SFAS No. 123(R), the Corporation presented tax benefits associated with the exercise of stock options as operating cash flows on the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from such tax benefits to be classified as financing cash flows.

Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of Financial Accounting Standards Board Statement No. 109," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Corporation has not yet determined the impact of this Interpretation, which is effective for fiscal years beginning after December 15, 2006, on its financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management's expectations about future conditions. Actual business, market or other conditions may differ from management's expectations and accordingly may affect the Corporation's sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including economic conditions such as the levels of construction activity, employment levels, mortgage interest rates, housing affordability, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material, energy and employee costs; loss of one or more major customers; capacity constraints; the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets; and acts of God. The Corporation assumes no obligation to update any forward-looking information contained in this report.

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

On October 1, 2005, the Corporation began to roll out a new enterprise resource planning system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help the Corporation better serve its customers. Other than changes related to the new system, there was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the quarter of the fiscal year covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of June 30, 2006 and the related consolidated statements of earnings and cash flows for each of the three month and six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 2 to the consolidated financial statements, USG Corporation's plan of reorganization in its reorganization proceedings under Chapter 11 was confirmed on June 16, 2006.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
August 3, 2006

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 14 to the Consolidated Financial Statements for information concerning asbestos litigation, silica litigation and environmental litigation, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on February 14, 2006, includes disclosure in Item 1a of certain risk factors to which the Corporation's business, operations and financial condition are subject. As a result of the Corporation's Plan of Reorganization becoming effective on June 20, 2006, the first three and penultimate risk factors presented in Item 1a of that Form 10-K report are removed and replaced with the following. The risks and uncertainties described below should be carefully considered before making any decision with respect to the Corporation's securities.

THE CORPORATION'S PAYMENTS TO THE ASBESTOS PERSONAL INJURY TRUST WILL VARY SUBSTANTIALLY DEPENDING UPON WHETHER FEDERAL ASBESTOS TRUST FUND LEGISLATION IS ENACTED OR IS ENACTED BUT FOUND UNCONSTITUTIONAL. PASSAGE OF SUCH LEGISLATION IS EXTREMELY SPECULATIVE AND NOT WITHIN THE CONTROL OF THE CORPORATION.

The amount that the Debtors must pay to the Trust would depend upon whether national legislation creating a trust for payment of asbestos personal injury claims is enacted into law by the 10th day after final adjournment of the current session of Congress. If the legislation is enacted by that date and either does not become subject to or survives subsequent constitutional challenge, the Debtors' funding obligation to the Trust would be $900 million. If such legislation is not enacted before that date, or is enacted but held unconstitutional after a challenge brought within 60 days of that date, the Debtors' funding obligation to the Trust would total $3.95 billion. As described under "Liquidity" in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Corporation expects to fund these obligations from accumulated cash and marketable securities, as well as future cash available from operations, the net proceeds of approximately $1.725 billion from the Rights Offering, anticipated tax refunds and borrowings available under the Credit Facilities.

AS A RESULT OF THE TRANSACTIONS RELATED TO THE PLAN OF REORGANIZATION, OUR HISTORICAL FINANCIAL INFORMATION WILL NOT BE INDICATIVE OF OUR FUTURE FINANCIAL PERFORMANCE.

As a result of the transactions related to the Plan of Reorganization, our capital structure has changed significantly from prior periods. Under American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," all of our outstanding debt was classified as liabilities subject to compromise from June

25, 2001 (the "Petition Date") through March 31, 2006. Interest expense on this debt was not accrued or recorded on our books from the Petition Date through December 31, 2005.

As of June 30, 2006, such debt and other pre-petition liabilities have been reclassified on the consolidated balance sheet, where appropriate. For the first six months of 2006, the Corporation recorded post-petition interest and fees related to pre-petition liabilities (primarily debt and trade payables) of $520 million ($321 million after-tax).

The financial obligations under the Plan will depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through (i) accumulated cash and marketable securities, as well as future cash available from operations,
(ii) the proceeds from the Rights Offering and Backstop Commitment, (iii) anticipated tax refunds and (iv) new debt financing under the Credit Facilities.

If the Reorganized Debtors are required to pay the $3.05 billion contingent payment note to the Trust, the Corporation expects to fund part of this payment obligation through its new $2.8 billion Credit Facilities with a syndicate of banks. The Credit Facilities consist of a $1.0 billion term loan facility, a $650 million revolving credit facility (with a $250 million sublimit for letters of credit) and a $1.15 billion tax bridge facility. Use of the proceeds of the term loan facility and the tax bridge facility is restricted to payments under the contingent payment note. Assuming that the $3.05 billion contingent payment note becomes due and is payable to the Trust, the Corporation expects to receive cash tax refunds of approximately $1.1 billion. If these tax refunds have not been received by the Corporation when the final payment of the contingent payment note is due to the Trust, the Corporation may use the tax bridge facility to fund such payment.

A SMALL NUMBER OF THE CORPORATION'S STOCKHOLDERS COULD BE ABLE TO SIGNIFICANTLY INFLUENCE THE CORPORATION'S BUSINESS AND AFFAIRS.

Based on filings made with the SEC and other information available to the Corporation, as of August 2, 2006, the Corporation believes that approximately 10 organizations or individuals collectively controlled over 50% of the Corporation's common stock. Accordingly, a small number of the Corporation's stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE.

We have not paid a dividend on our common stock since the first quarter of 2001 and have no plans to commence doing so in the foreseeable future. Further, the contingent payment note payable to the Trust prohibits us from paying cash dividends on, or repurchasing, any of our stock in an aggregate amount in excess of $150 million, and the Credit Facilities prohibit us from paying a dividend on, or repurchasing, our stock if a default exists under the Credit Facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                     (c) Total Number of      (c) Maximum Number (or
                                                                      Shares (or Units)     Approximate Dollar Value)
                         (a) Total Number of    (b) Average Price   Purchased as Part of       of Shares (or Units)
2006                    of Shares (or Units)   Paid per Share (or    Publicly Announced     that May Yet Be Purchased
Period                        Purchased               Unit)           Plans or Programs    Under the Plans or Programs
------                  --------------------   ------------------   --------------------   ---------------------------
January                            --                    --                  --                        --
February                           --                    --                  --                        --
March                              --                    --                  --                        --
                                -----                 -----                 ---                       ---
Total 1st Quarter                  --                    --                  --                        --
                                -----                 -----                 ---                       ---
April                              --                    --                  --                        --
May (d)                         2,015                 69.20                  --                        --
June                               --                    --                  --                        --
                                -----                 -----                 ---                       ---
Total 2nd Quarter (d)           2,015                 69.20                  --                        --
                                =====                 =====                 ===                       ===

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

(d) Total number of shares and average price paid per share have been adjusted to reflect the impact of the Rights Offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) In accordance with the Corporation's notice and proxy statement dated April 1, 2006, the matters set forth in paragraphs (b) and (c) below were submitted to a vote of stockholders at the Corporation's May 10, 2006 annual meeting of stockholders.

     (b) The four director-nominees (Keith A. Brown, James C. Cotting, W. Douglas Ford and John B. Schwemm) were each re-elected to a three-year term of office which will expire in 2009. The other directors whose terms of office continued after the annual meeting of stockholders were: Lawrence M. Crutcher, William C. Foote, Steven F. Leer, Judith
          A. Sprieser, Robert L. Barnett, David W. Fox, Valerie B. Jarrett and Marvin E. Lesser.

                            Votes       Votes
                             For       Withheld
                         ----------   ---------
Election of Directors:
Keith A. Brown           40,287,504   1,428,164
James C. Cotting         40,277,422   1,438,247
W. Douglas Ford          40,342,653   1,373,015
John B. Schwemm          40,275,501   1,440,168

(c) The following proposals were recommended by the Corporation's Board of Directors and approved by a majority of the shares voted.

                                                          Votes     Abstentions
                                             Votes      Withheld     and Broker
                                              For      or Against    Non-Votes
                                          ----------   ----------   -----------
Approval of the USG Corporation
   Management Incentive Plan              41,125,870     466,169      123,630
Approval of the USG Corporation
   Long-Term Incentive Plan               31,281,908     581,451      105,361
Ratification of Appointment of
Deloitte & Touche LLP as Independent
Registered Public Accountants for
   Year Ended 2006                        41,532,749      99,268       83,651

ITEM 5. OTHER INFORMATION.

On August 2, 2006, the Corporation entered into a $2.8 billion credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as Administrative Agent under the agreement. The credit agreement consists of (i) a $650 million revolving credit facility with a $250 million sublimit for letters of credit,
(ii) a $1.0 billion term loan facility and (iii) a $1.15 billion tax bridge term loan facility. See the discussion of the Credit Facilities in Note 3 to the Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

The Corporation had a credit agreement with LaSalle Bank National Association to provide letters of credit needed to support business operations. As of June 30, 2006, there were $86 million of letters of credit outstanding under this facility. On August 2, 2006, the letters of credit outstanding under this facility were incorporated into the new revolving credit facility under the Credit Facilities, and the agreement with LaSalle Bank National Association was terminated.

In connection with the Rights Offering, Berkshire Hathaway, the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, the Corporation paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6,969,274 shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 469,274 shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. The aggregate purchase price for the shares sold to Berkshire Hathaway in accordance with the Backstop Commitment was approximately $279 million.

The sale of the securities to Berkshire Hathaway pursuant to the performance of its obligations under the Backstop Commitment was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and is exempt from registration under
Section 5 of the Securities Act.

ITEM 6. EXHIBITS

2.1 First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation's Current Report on Form 8-K filed June 21, 2006 (the "Form 8-K"))

2.2 Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the Form 8-K)

3 Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to the Form 8-K)

10.1 Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005)

10.2 Contingent Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000

10.3 Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $10,000,000

10.4 Pledge Agreement Regarding Contingent Payment Note dated as of June 20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the "Trustees")

10.5 Pledge Agreement Regarding Non-Contingent Note dated as of June 20, 2006 by and between USG Corporation and the Trustees

10.6 Credit Agreement, dated as of August 2, 2006 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent*

10.7 Guarantee Agreement dated as of August 2, 2006 among the Subsidiaries of USG Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent

10.8 Amendment No. 1 to the USG Corporation Long-Term Incentive Plan

10.9 Form of USG Corporation Nonqualified Stock Option Agreement

10.10 Form of USG Corporation Restricted Stock Units Agreement

15   Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1 Rule 13a-14(a) Certifications of USG Corporation's Chief Executive Officer

31.2 Rule 13a-14(a) Certifications of USG Corporation's Chief Financial Officer

32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer

32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer

----------
* The schedules and exhibits to the Credit Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Commission supplementally upon request.

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

August 3, 2006