Form 10-Q
period 2006-09-30
USG CORP
filed 2006-10-30
CIK 757011

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                          Commission File Number 1-8864

                                 USG CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    36-3329400
-----------------------------------------       --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 125 South Franklin Street, Chicago, Illinois              60606-4678
-----------------------------------------------       ---------------------
   (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code (312) 606-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [X] Accelerated filer [] Non-accelerated filer []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [] No[] Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.

The number of shares of the registrant's common stock outstanding as of September 30, 2006 was 89,849,117.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Earnings:
           Three Months and Nine Months
              Ended September 30, 2006 and 2005                               3

        Consolidated Balance Sheets:
           As of September 30, 2006 and December 31, 2005                     4

        Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 2006 and 2005                      5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                31

Item 4. Controls and Procedures                                              50

Report of Independent Registered Public Accounting Firm                      51

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          52

Item 5. Other Information                                                    54

Item 6. Exhibits                                                             55

Signatures                                                                   56

PART I         FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                 USG CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTHS                     NINE MONTHS
                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------
Net sales                             $      1,478    $      1,344    $      4,516    $      3,804
Cost of products sold                        1,132           1,043           3,413           3,022
                                      ------------    ------------    ------------    ------------
Gross profit                                   346             301           1,103             782
Selling and administrative expenses            103              88             305             264
Reversal of asbestos claims reserve            (17)              -             (44)              -
Chapter 11 reorganization expenses               2               2              10               2
                                      ------------    ------------    ------------    ------------
Operating profit                               258             211             832             516
Interest expense                                16               1             539               4
Interest income                                (16)             (3)            (23)             (7)
Other (income) expense, net                     (2)              -              (2)              1
                                      ------------    ------------    ------------    ------------
Earnings before income taxes                   260             213             318             518

Income taxes                                   107              55             130             173
                                      ------------    ------------    ------------    ------------
Net earnings                                   153             158             188             345
                                      ============    ============    ============    ============

Earnings per Common Share:
Basic                                         1.71            2.77            3.03            6.15
Diluted                                       1.71            2.77            3.03            6.12

Average common shares                   89,849,117      56,803,000      62,120,058      56,147,438
Average diluted common shares           89,907,436      56,941,922      62,227,119      56,368,936

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                  AS OF          AS OF
                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                  2006            2005
                                                             -------------   -------------
ASSETS
Current Assets:
Cash and cash equivalents                                     $      1,453    $        936
Short-term marketable securities                                         -             234
Restricted cash                                                          5              78
Receivables (net of reserves - $16 and $14)                            548             453
Inventories                                                            357             315
Income taxes receivable                                                270               6
Deferred income taxes                                                1,244               2
Other current assets                                                    78             155
                                                              ------------    ------------
Total current assets                                                 3,955           2,179

Long-term marketable securities                                          -             329
Property, plant and equipment (net of accumulated
   depreciation and depletion - $1,082 and $982)                     2,093           1,946
Deferred income taxes                                                    -           1,423
Goodwill                                                               105              64
Other assets                                                           210             201
                                                              ------------    ------------
Total Assets                                                         6,363           6,142
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                       318             281
Accrued expenses                                                       475             275
Note payable to Section 524(g) asbestos trust                           10               -
Contingent note payable to Section 524(g) asbestos trust             3,050               -
Deferred income taxes                                                    -               6
Income taxes payable                                                    54              38
                                                              ------------    ------------
Total current liabilities                                            3,907             600

Long-term debt                                                         239               -
Deferred income taxes                                                  153              28
Other liabilities                                                      513             476
Liabilities subject to compromise                                        -           5,340
Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock                                                          -               -
Common stock                                                             9               5
Treasury stock                                                       (208)            (219)
Capital received in excess of par value                              2,166             435
Accumulated other comprehensive (loss) income                           (9)             72
Retained earnings (deficit)                                           (407)           (595)
                                                              ------------    ------------
Total stockholders' equity (deficit)                                 1,551            (302)
                                                              ------------    ------------
Total Liabilities and Stockholders' Equity (Deficit)                 6,363           6,142
                                                              ============    ============

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                            2006        2005
                                                           -------    -------
OPERATING ACTIVITIES:
Net earnings                                               $   188    $   345
Adjustments to reconcile net earnings to net cash:
    Reversal of asbestos claims reserve                        (44)         -
    Depreciation, depletion and amortization                   101         92
    Share-based compensation expense                             7          -
    Deferred income taxes                                      358        (81)
    Gain on asset dispositions                                   -         (1)
(Increase) decrease in working capital:
    Receivables                                               (117)       (74)
    Income taxes receivable                                   (264)        18
    Inventories                                                (32)         9
    Payables                                                    53         41
    Accrued expenses                                            11         23
Increase in other assets                                       (33)       (30)
Increase in other liabilities                                   29         16
Payment to Section 524(g) asbestos trust                      (890)         -
Reorganization distribution - other                           (656)         -
Liabilities subject to compromise                              521          1
Other, net                                                       3        (12)
                                                           -------    -------
Net cash (used for) provided by operating activities          (765)       347
                                                           -------    -------
INVESTING ACTIVITIES:
Capital expenditures                                          (237)      (125)
Purchases of marketable securities                            (112)      (489)
Sales or maturities of marketable securities                   677        430
Net proceeds from asset dispositions                             1          1
Acquisitions of businesses, net of cash acquired               (74)       (29)
Return (deposit) of restricted cash                             73        (34)
                                                           -------    -------
Net cash provided by (used for) investing activities           328       (246)
                                                           -------    -------
FINANCING ACTIVITIES:
Reorganization distribution - debt principal                  (766)         -
Proceeds from rights offering, net of expenses               1,720          -
Issuances of common stock upon exercise of stock options        13         40
Payment of debt issuance fees                                  (22)         -
Tax benefit of share-based payments                              6          -
                                                           -------    -------
Net cash provided by financing activities                      951         40
                                                           -------    -------
Effect of exchange rate changes on cash                          3          3
Net increase in cash and cash equivalents                      517        144
Cash and cash equivalents at beginning of period               936        756
                                                           -------    -------
Cash and cash equivalents at end of period                   1,453        900
                                                           =======    =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                  541          1
Income taxes paid, net                                          41        209

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

(2) VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND CONFIRMATION OF THE PLAN OF REORGANIZATION

      On June 25, 2001 (the "Petition Date"), the Corporation and the 10 United States subsidiaries listed below (collectively, the "Debtors" or "Reorganized Debtors") filed voluntary petitions for reorganization (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. The Chapter 11 proceedings were jointly administered under In re USG Corporation, et al., Case No. 01-2094. By order entered on June 16, 2006 (the "Confirmation Order"), the Bankruptcy Court and the United States District Court for the District of Delaware (the "District Court") confirmed the First Amended Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (the "Plan" or "Plan of Reorganization"). The Plan became effective on June 20, 2006 (the "Effective Date"). The confirmed Plan resolves the Chapter 11 proceedings and provides for the resolution of all present and future asbestos personal injury claims against the Debtors.

      The following subsidiaries of the Corporation were included in the Chapter 11 proceedings and are included in the confirmed Plan: United States

      Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 proceedings and the Plan do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired by any of the Debtors after the Filing.

      Pursuant to the Plan, a trust was created under Section 524(g) of the Bankruptcy Code (the "Trust") to pay all qualifying present and future asbestos personal injury claims against the Debtors. On the Effective Date, the Reorganized Debtors funded the Trust as follows:

      - The Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006; and

      - The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which, as described more fully below, will be payable to the Trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively, the "FAIR Act") is enacted by the 10th day (excluding Sundays) after final adjournment of the current term of Congress (the "Trigger Date"), which is currently expected to occur no later than December 2006.

      The Reorganized Debtors are co-obligors and are jointly and severally liable under the $10 million promissory note and the $3.05 billion contingent payment note. Each of the notes is secured by an obligation to pledge to the Trust shares of the voting stock of the Corporation equal to 51% of the number of shares outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

      As provided in the Plan, if the FAIR Act is enacted and made law on or before the Trigger Date and is not subject to, or survives, a constitutional challenge initiated within 60 days of the Trigger Date, the contingent payment note will be cancelled and the Reorganized Debtors will have no further payment obligations to the Trust. In that situation, the total amount to be paid by the Reorganized Debtors to the Trust will be the $890 million paid to the Trust on the Effective Date and the obligations under the $10 million promissory note.

      If the FAIR Act is not enacted and made law by the Trigger Date, the Reorganized Debtors will be obligated to make payments under the contingent payment note as follows: $1.9 billion will be payable to the Trust within 30 days after the Trigger Date, with the remaining $1.15 billion payable within 180 days after the Trigger Date. Interest will accrue on the unpaid balance of the $3.05 billion contingent payment note beginning on the Trigger Date. The rate of interest is the rate of the 90-
      day LIBOR in effect as of the Trigger Date plus 40 basis points.

      If the FAIR Act is enacted by the Trigger Date but is later held unconstitutional, the Reorganized Debtors will be obligated to make payments under the $3.05 billion contingent note, as described more fully below. Specifically, if the FAIR Act is enacted by the Trigger Date and there is a constitutional challenge to the FAIR Act initiated within 60 days of the Trigger Date, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note if the constitutional challenge results in a final, non-appealable court order that the FAIR Act is (i) unconstitutional in its entirety or (ii) unconstitutional insofar as it applies to debtors in Chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as of February 1, 2006. In those circumstances, the Debtors would be obligated to pay $1.9 billion within 30 days after the date the court order becomes final and non-appealable and pay the remaining $1.15 billion within 180 days after the date the order becomes final and non-appealable. If the constitutional challenge is resolved by a final, non-appealable court order in any manner other than as described above, then the $3.05 billion contingent payment, including the right of the Trust to own stock of the Corporation under that note, will be cancelled.

      The amounts that the Reorganized Debtors are obligated to pay to the Trust under the Plan, either $900 million or $3.95 billion, with interest as described above, are fixed amounts that depend upon passage of the FAIR Act on or prior to the Trigger Date. These amounts were determined through settlement negotiations with the Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos personal injury cases appointed in the Debtors' Chapter 11 proceedings. The Reorganized Debtors will not be obligated to make additional payments to the Trust beyond the payments described above.

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

      The Plan also provides for the resolution of other pre-petition claims against the Debtors. Allowed claims of all other creditors, including settled asbestos property damage claims, will be, or already have been, paid in full, with interest as agreed or as provided in the Plan. Any disputed claims will be resolved in the Bankruptcy Court or other court, where appropriate. If it is ultimately determined that any amounts are owed on these disputed claims, those amounts will be paid with interest as required.

      As a result of confirmation of the Plan of Reorganization, the four official committees appointed in the Chapter 11 proceedings have been disbanded. The legal representative for future asbestos personal injury claimants will continue to act in the same capacity with respect to the Trust.

      Under the Plan, stockholders of the Corporation as of the Effective Date retained their shares. In addition, on June 30, 2006 (the "Record Date"), the Corporation issued to its stockholders one transferable right for each share owned on the Record Date, entitling the holder to purchase one share of common stock for $40.00 in cash for each right (the "Rights Offering"). These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway Inc. ("Berkshire Hathaway"), the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights (the "Backstop Commitment"). In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. A total of 44.92 million shares of the Corporation's common stock were distributed in connection with the Rights Offering, including the 6.97 million shares issued to Berkshire Hathaway. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.7 billion. The Corporation is using the net proceeds from the Rights Offering and the Backstop Commitment, together with other available funds, to make payments contemplated by the Plan and for general corporate purposes.

      The Debtors' financial obligations under the Plan depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The Debtors propose to fund their obligations under the Plan through (i) cash accumulated since the Petition Date, some of which was used to fund the $890 million payment to the Trust and other creditor payments, (ii) the net proceeds of the Rights Offering and Backstop Commitment, (iii) anticipated tax refunds and (iv) the Corporation's credit facility entered into on August 2, 2006 or other alternative debt financing.

      Information regarding the Corporation's credit facility is set forth below in Note 3. Additional information about the Rights Offering and the Plan's treatment of asbestos claims is set forth below in Notes 4 and 13, respectively.

      POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

      On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation was titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852) (the "FAIR Act of 2005" or the "Act").

      The FAIR Act of 2005 was intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. The Act provided that companies that had made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims were being compensated under the national trust fund. The FAIR Act of 2005 has not been enacted by Congress and is not law.

      In late May 2006, an amended version of the Act, called the "Fairness in Asbestos Injury Resolution Act of 2006" (the "FAIR Act of 2006" or "S. 3274") was introduced by Senator Specter and Senator Patrick Leahy, D-Vt. The FAIR Act of 2006 also contemplates creation of a national trust to pay asbestos personal injury claims but contains some modifications from the FAIR Act of 2005. A copy of the FAIR Act of 2006 as introduced is available at http://thomas.loc.gov (type in "S. 3274" in the search field). The current form of the FAIR Act of 2006 does not require contributions from companies, such as the Reorganized Debtors, that have a confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code that is substantially consummated and no longer subject to appeal. The FAIR Act of 2006 has not been enacted and is not law.

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

      ASBESTOS PROPERTY DAMAGE CLAIMS

      The Plan of Reorganization does not create a trust for asbestos property damage claims against the Debtors. The Plan provides that settled asbestos property damage claims will be paid in full and disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for disputed claims, those amounts will be paid, with interest as required.

      As a result of the bar date for filing asbestos property damage claims in Debtors' Chapter 11 proceedings, approximately 1,400 asbestos property damage claims were filed by the bar date and more than 70 such claims were filed after the bar date. More than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached written agreements or agreements in principle to settle all of the remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner. In October 2006, the Debtors made approximately $62 million in payments pursuant to asbestos property damage settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, both those for which a written agreement has been executed and those which have been settled in principle, and the associated legal fees is included in accrued expenses. The asbestos property damage claims are also discussed in Note 13.

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

      Because the Plan became effective on June 20, 2006, awards earned under the CPP were prorated through that date, subject to final adjustments. Expenses associated with the CPP, prorated through the Effective Date, amounted to zero and $13.0 million in the third quarter and first nine months of 2006, respectively. Expenses associated with a comparable predecessor plan amounted to $6.5 million and $16.9 million in the third quarter and first nine months of 2005, respectively.

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

      LIABILITIES SUBJECT TO COMPROMISE

      While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors' estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, such liabilities were reclassified on the consolidated balance sheet. This included the reclassification of the Corporation's remaining asbestos reserve to current liabilities, either as note payable to Section 524(g) asbestos trust or accrued expenses, as appropriate.

      CHAPTER 11 REORGANIZATION EXPENSES

      Chapter 11 reorganization expenses in the consolidated statements of earnings consisted of the following (dollars in millions):

                                                     Three Months                  Nine Months
                                                  ended September 30,          ended September 30,
                                                  --------------------         -------------------
                                                  2006          2005           2006           2005
                                                  --------------------         -------------------
Legal and financial advisory fees                 $  2          $ 11           $ 34           $ 23
Bankruptcy-related interest income                   -            (9)           (24)           (21)
                                                  ------------------           -------------------
Total Chapter 11 reorganization expenses             2             2             10              2
                                                  ==================           ===================

      INTEREST EXPENSE

      Interest expense for the third quarter and first nine months of 2006 included charges for post-petition interest and fees related to pre-petition obligations. For the third quarter of 2006, these post-petition interest and fees were $8 million ($5 million after-tax). For the first nine months of 2006, these post-petition interest and fees totaled $528 million ($326 million after-tax). In accordance with SOP 90-7, virtually all of the Corporation's outstanding debt had been classified as liabilities subject to compromise in prior periods, and from the Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded.

(3)   DEBT

      CREDIT FACILITIES

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

      The Corporation intends to use borrowings under the term loan and tax bridge facilities, together with accumulated cash, to finance the payment of the contingent payment note in accordance with the Plan. The term loan and tax bridge facilities bear interest, at the Corporation's option, at either an alternative base rate or LIBOR plus, in either case, a margin, to be determined based on the Credit Facilities' credit rating. Based on the current ratings of the Credit Facilities, the margin is 0.75% for LIBOR borrowings and 0.00% for alternate base-rate borrowings. The Corporation is also required to pay fees on the undrawn amount of the term loan and tax bridge facilities until drawn. These fees are also dependent on the credit rating of the Credit Facilities. The Corporation is required to prepay the tax bridge facility upon receipt of tax refunds that the Corporation anticipates it will receive as a result of tax deductions generated by the payments being made to the Trust. The term loan facility matures on August 2, 2011, and the tax bridge facility matures on February 2, 2009.

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

      The credit agreement requires that the Corporation meet and maintain certain financial ratios and tests, including a maximum leverage ratio (as defined in the credit agreement) of no more than 4.50 to 1.00 and a minimum interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.00. The credit agreement contains events of default and covenants that are customary for similar transactions and may limit the ability of the Corporation and its subsidiaries to take various actions.

      PRE-PETITION DEBT

      Pre-petition debt previously included in liabilities subject to compromise amounted to $1.005 billion as of the Petition Date. As of September 30, 2006, the Corporation repaid $766 million of this debt and reinstated $239 million in accordance with the Plan and reclassified this amount to long-term debt.

(4)   RIGHTS OFFERING

      In the Rights Offering, the Corporation issued to its stockholders on the Record Date one transferable right for each share owned on the Record Date, entitling the holder to purchase one share of common stock for $40.00 in cash for each right. These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway agreed through its Backstop Commitment to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. A total of 44.92 million shares of the Corporation's common stock were distributed in connection with the Rights Offering, including the 6.97 million shares issued to Berkshire Hathaway. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.7 billion. The Corporation is using the net proceeds from the Rights Offering and the Backstop Commitment, together with other available funds, to make payments contemplated by the Plan and for general corporate purposes.

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

      Under the shareholder's agreement, for the same seven-year period, the Corporation agreed to exempt Berkshire Hathaway from its existing or future stockholder rights plans to the extent that Berkshire Hathaway complies with the terms and conditions of the shareholder's agreement. If there is a stockholder vote on a stockholder rights plan that does not contain this agreed exemption, Berkshire Hathaway may vote without restriction all the shares it holds in a stockholder vote to approve or disapprove the proposed stockholder rights plan. The Corporation also agreed that, after the seven-year standstill period ends, during the time that Berkshire Hathaway owns the Corporation's equity securities, Berkshire Hathaway will be exempted from any stockholder rights plan, except that the Board of Directors may adopt a stockholder rights plan that restricts Berkshire Hathaway from acquiring (although it may continue to hold) beneficial ownership of more than 50% of the voting securities of the Corporation, on a fully diluted basis, other than pursuant to an offer to acquire all shares of common stock of the Corporation that is open for at least 60 calendar days.

      The parties also entered into a registration rights agreement whereby the Corporation granted Berkshire Hathaway registration rights with respect to its shares of the Corporation's common stock.

(5)   ASSET RETIREMENT OBLIGATIONS

      Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                                      Nine Months ended September 30,
                                      -------------------------------
                                      2006                       2005
                                      ----                       ----
Balance as of January 1                $71                        $43
Accretion expense                        3                          2
Liabilities incurred                     3                          8
Foreign currency translation             1                          1
                                      ----                       ----
Balance as of September 30              78                         54
                                      ====                       ====

(6)   EARNINGS PER SHARE

      Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of restricted stock units ("RSUs") and the potential exercise of outstanding stock options. In 2006, diluted earnings per share exclude RSUs and the potential exercise of stock options issued in 2006 as they would have an anti-dilutive effect. Average common shares and average diluted common shares outstanding are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and reflect the effect of the Rights Offering and Backstop Commitment described in Notes 2 and 4 above. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):


                                                                              Weighted
                                                                               Average
                                                  Net           Shares        Per-Share
Three Months Ended September 30,               Earnings      (thousands)        Amount
-----------------------------------------      --------      -----------      ---------
2006:
Basic earnings                                  $  153          89,849         $   1.71
Dilutive effect of RSUs and stock options                           58
                                               -------       ---------        ---------
Diluted earnings                                   153          89,907             1.71
                                               =======       =========        =========
2005:
Basic earnings                                     158          56,803             2.77
Dilutive effect of stock options                                   139
                                               -------       ---------        ---------
Diluted earnings                                   158          56,942             2.77
                                               =======       =========        =========

Nine Months Ended September 30,
-----------------------------------------
2006:
Basic earnings                                  $  188          62,120         $   3.03
Dilutive effect of RSUs and stock options                          107
                                               -------       ---------        ---------
Diluted earnings                                   188          62,227             3.03
                                               =======       =========        =========
2005:
Basic earnings                                     345          56,147             6.15
Dilutive effect of stock options                                   222
                                               -------       ---------        ---------
Diluted earnings                                   345          56,369             6.12
                                               =======       =========        =========

(7)   DERIVATIVE INSTRUMENTS

      The Corporation uses derivative instruments to manage selected commodity price and foreign currency exposures. The Corporation does not use derivative instruments for speculative trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, changes in value are recorded in OCI. As of September 30, 2006, the Corporation had no foreign currency contracts.

      COMMODITY DERIVATIVE INSTRUMENTS

      The Corporation uses swap contracts to hedge anticipated purchases of natural gas to be used in its manufacturing operations. Generally, the Corporation has a substantial majority of its anticipated purchases of natural gas over the next 12 months hedged; however, the Corporation reviews its positions regularly and makes adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are designated as cash flow hedges. As of September 30, 2006, the Corporation had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $280 million. The fair value of these swap contracts as of September 30, 2006 was negative $21 million.

      COUNTERPARTY RISK

      The Corporation is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit standing; accordingly, the Corporation anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Corporation receives collateral from its counterparties based on the provisions in certain credit support agreements. Similarly, the Corporation may be required to post collateral if aggregate payables exceed certain limits. As of September 30, 2006, the Corporation had posted approximately $4 million in cash collateral. The Corporation enters into master agreements which contain netting arrangements that minimize counterparty credit exposure.

(8)   COMPREHENSIVE INCOME

      The components of comprehensive income are summarized in the following table (dollars in millions):


                                                                              Three Months                     Nine Months
                                                                           ended September 30,             ended September 30,
                                                                          ---------------------           ---------------------
                                                                           2006            2005            2006            2005
                                                                          -----           -----           -----           -----
Net earnings                                                              $ 153           $ 158           $ 188           $ 345
                                                                          -----           -----           -----           -----

Pretax gain (loss) on derivatives                                           (31)            144            (149)            191
Income tax benefit (expense)                                                 12             (56)             58             (74)
                                                                          -----           -----           -----           -----
After-tax gain (loss) on derivatives                                        (19)             88             (91)            117
                                                                          -----           -----           -----           -----

Pretax minimum pension liability                                              -               -               -             (10)
Income tax benefit                                                            -               -               -               4
                                                                          -----           -----           -----           -----
After-tax minimum pension liability                                           -               -               -              (6)
                                                                          -----           -----           -----           -----

Foreign currency translation                                                  3              13               9               5
Unrealized gain on marketable securities                                      -               -               1              -
                                                                          -----           -----           -----           -----
Total comprehensive income                                                  137             259             107             461
                                                                          =====           =====           =====           =====

      There was no tax impact on the foreign currency translation adjustments.

      OCI consisted of the following (dollars in millions):

                                                                 As of              As of
                                                              September 30,      December 31,
                                                                  2006              2005
                                                              -------------      ------------
Gain (loss) on derivatives, net of tax                            $(31)              $ 60
Foreign currency translation                                        30                 21
Minimum pension liability, net of tax                               (8)                (8)
Unrealized loss on marketable securities, net of tax                 -                 (1)
                                                                  ----               ----
Total                                                               (9)                72
                                                                  ====               ====

      During the third quarter of 2006, accumulated net after-tax losses of $7 million ($11 million pretax) on derivatives were reclassified from OCI to earnings. As of September 30, 2006, the estimated net after-tax losses expected to be reclassified within the next 12 months from OCI to earnings were $25 million.

(9)   EMPLOYEE RETIREMENT PLANS

      The components of net pension and postretirement benefits costs for the three months and nine months ended September 30, 2006 and 2005 are summarized in the following table (dollars in millions):

                                         Three Months            Nine Months
                                     ended September 30,     ended September 30,
                                     --------------------    --------------------
                                       2006        2005        2006        2005
                                     --------    --------    --------    --------
PENSION:
Service cost of benefits earned      $     10    $      9    $     29    $     26
Interest cost on projected
   benefit obligation                      15          14          46          42
Expected return on plan assets            (15)        (14)        (47)        (42)
Net amortization                            4           4          14          14
                                     --------    --------    --------    --------
Net cost                                   14          13          42          40
                                     ========    ========    ========    ========

POSTRETIREMENT:
Service cost of benefits earned             3           3          11          10
Interest cost on projected
   benefit obligation                       5           5          16          14
Recognized loss                             -          (1)         (2)         (3)
                                     --------    --------    --------    --------
Net cost                                    8           7          25          21
                                     ========    ========    ========    ========

      In accordance with the Corporation's funding policy, the Corporation and its subsidiaries contributed cash of $26 million and $53 million to their pension plans during the third quarter and first nine months of 2006, respectively, and expect to contribute a total of approximately $76 million during fiscal year 2006.

(10)  SHARE-BASED COMPENSATION

      Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), "Share-Based Payment," as its method to account for share-based compensation. The cost for share-based compensation was $7 million for both the three-month and nine-month periods ended September 30, 2006. The total income tax benefit recognized for share-based compensation arrangements in the consolidated statements of earnings was $2 million for both the three-month and nine-month periods ended September 30, 2006.

      There were no stock options or other forms of share-based compensation granted during the Corporation's recent Chapter 11 proceedings. Prior to the Filing, the Corporation issued stock options to key employees under plans approved by stockholders. All of the options became exercisable two years after the grant date and generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement. All stock options issued before the Filing were fully vested prior to the adoption of SFAS No. 123(R). There are no common shares reserved for future grants under plans approved prior to the Filing. Prior to the adoption of SFAS No. 123(R), the Corporation presented tax benefits associated with the exercise of stock options as operating cash flows in the consolidated statements of cash flows.

      During the second quarter of 2006, the Corporation adjusted the number of shares underlying the then outstanding stock options and the related exercise prices pursuant to the terms of the options to account for the Rights Offering. The adjustments were made in a manner that was designed to preserve the value of the outstanding stock options without triggering adverse tax consequences. In accordance with the provisions of SFAS No.123(R), the adjustments were accounted for as a modification. The adjustments did not have a material impact on the Corporation's financial position, cash flows or results of operations.

      NEW LONG-TERM INCENTIVE PLAN

      The USG Corporation Long-Term Incentive Plan (the "LTIP") was approved by the Corporation's Board of Directors (the "Board") in March 2006 and by the stockholders of the Corporation at the annual meeting in May 2006. There are 8.2 million shares of common stock authorized for grants under the LTIP. The LTIP authorizes the Board, or the Board's Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares and units, and other cash and stock-based awards for the purpose of providing the Corporation's officers and employees performance-based incentives and rewards.

      During the third quarter of 2006, grants of stock options, SARs and RSUs were made under the LTIP, as discussed below. The Corporation will recognize the cost of these awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. As of September 30, 2006, a total of 6,689,500 common shares were reserved for future grants under the LTIP. Common shares issued in option exercises and upon the vesting of RSUs may be originally issued or from treasury shares.

      STOCK OPTIONS

      Options to purchase 962,500 shares of common stock were granted under the LTIP during the third quarter of 2006 with an exercise price of $46.17 per share, which was the closing price of the Corporation's common stock on the date of grant. The options generally become exercisable in five equal annual installments, beginning one year from the date of grant, and generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.

      The fair value of each stock option granted under the LTIP was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility was based on a 50% weighting of peer volatilities and 50% on implied volatilities. Historical volatility of the Corporation's common stock price was not considered to be appropriate as a measure of future volatility due to the impact of the Corporation's recent Chapter 11 proceedings on its historical stock price. The risk-free rate was based on zero coupon U.S. Government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC's Staff Accounting Bulletin No. 107.

Assumptions:
Fair value of options granted                 $ 23.36
Expected volatility                              42.6%
Risk-free rate                                   4.87%
Expected term (in years)                          6.5
Expected annual forfeitures                       2.5%
Expected dividends                                  -

      A summary of stock option activity under the LTIP and the Corporation's prior stock option plans as of September 30, 2006 and during the nine-month period then ended is presented below:

                                                                                  Weighted
                                                                   Weighted        Average       Aggregate
                                                    Number of       Average      Remaining       Intrinsic
                                                     Options       Exercise     Contractual        Value
                                                   (thousands)       Price      Term (years)     (millions)
                                                   -----------     --------     ------------     ----------
Outstanding, January 1, 2006                            808        $ 33.67
Granted *                                               980          46.17
Exercised                                              (387)         33.72
Cancelled                                              (149)         32.26
Outstanding at September 30, 2006                     1,252          43.42          8.32            $  5
Exercisable at September 30, 2006                       272          33.47          2.53               4

* Includes 17,900 SARs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheet.

      Intrinsic value for stock options is defined as the difference between the current market value of the Corporation's common stock and the exercise price of the stock option. The total intrinsic value of options exercised during the three-month periods ended September 30, 2006 and 2005 were zero and $20 million, respectively, and during the nine-month periods ended September 30, 2006 and 2005 were $14 million and $23 million, respectively.

      As of September 30, 2006, there was $19 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the LTIP and prior stock option plans. That cost is expected to be recognized over a weighted average period of 4.85 years. No options vested during the three-month and nine-month periods ended September 30, 2006 and 2005.

      RESTRICTED STOCK UNITS

      RSUs with respect to 530,100 shares of common stock were granted under the LTIP during the third quarter of 2006. The RSUs generally vest in four equal annual installments, beginning one year from the date of grant, except that they may vest earlier in the case of death or disability. The fair value of each RSU granted is equal to the closing market price of the Corporation's common stock at the date of grant and is expensed using the straight-line method over the vesting period of the award. The following is a summary of RSU activity during the nine months ended September 30, 2006:

                                                     Weighted Average Shares
                                                          (thousands)                Grant Date Fair Value
                                                     -----------------------         ---------------------
Nonvested at January 1, 2006                                       -                         $    -
Granted *                                                        530                          46.17
Vested                                                             -                              -
Forfeited                                                          -                              -
                                                             -------                         ------
Nonvested at September 30, 2006 *                                530                          46.17
                                                             -------                         ------

* Includes 9,600 RSUs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheet.

      As of September 30, 2006, there was $20 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. That cost is expected to be recognized over a weighted average period of 3.85 years.

      NON-EMPLOYEE DIRECTOR FEES

      Non-employee directors of the Corporation may elect to defer a portion of their compensation in the form of deferred stock units which increase or decrease in value in direct relation to the market price of shares of common stock and are paid in cash upon termination of board service. As of September 30, 2006, there were approximately 18,035 deferred stock units held by non-employee directors. Amounts expensed in the first nine months of 2006 and 2005 were immaterial.

      To account for the Rights Offering, the Corporation adjusted the deferred stock units held by members of the Board of Directors. These adjustments, which were made in a manner that was designed to preserve the value of the deferred stock units without triggering adverse tax consequences, had no impact on the Corporation's financial position, cash flows or results of operations.

      Pursuant to the Corporation's Stock Compensation Program for Non-Employee Directors, on July 1, 2006, the Corporation's non-employee directors were entitled to receive a $30,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this provision, a total of 2,645 shares of common stock were issued to five non-employee directors based on the closing market price of a share of common stock on July 3, 2006.

(11)  INCOME TAXES

      Income tax expense recorded by the Corporation in the first nine months of 2006 includes interest expense of $7 million ($4 million after-tax), representing an accrual for post-petition interest (from the Petition Date through September 30, 2006) related to pre-petition income tax obligations which are expected to be paid as outlined in the Plan.

      In the third quarter of 2006, the Corporation reduced the amount of its current deferred income taxes by $7 million as a result of the $17 million reversal of its reserve for asbestos-related claims. In addition, the Corporation has recorded an income tax receivable of $270 million as of September 30, 2006. This amount primarily represents current income tax benefits relating to the $909 million of payments made by the Corporation in the second quarter of 2006 for asbestos-related claims and the tax deduction for post-petition interest and fees relating to pre-petition obligations that are expected to be realized during the last three months of 2006 or from a federal income tax refund resulting from the carryback of a 2006 net operating loss.

      The Corporation has a valuation allowance for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards and a portion of the Corporation's liability for asbestos claims due to uncertainty regarding their ultimate realization. During the third quarter of 2006, the Corporation increased its valuation allowance for deferred tax assets by a total of $12 million due to a change in management's judgment about the realizability of the deferred tax asset relating to the Corporation's liability for asbestos claims in future years. Of the total valuation allowance as of September 30, 2006, $52 million relates to the liability for asbestos claims, $12 million relates to foreign net operating loss and tax credit carryforwards, and $12 million relates to U.S. state net operating loss and tax credit carryforwards. The Corporation has net operating loss and tax credit carryforwards in varying amounts in numerous U.S. state and foreign jurisdictions. Under applicable law, if not used prior thereto, most of these carryforwards will expire over periods ranging from five to 20 years from the date of origin.

      The Corporation's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. These amounts are included in income taxes payable on the Corporation's consolidated balance sheets. These loss contingencies relate primarily to tax disputes with various state tax authorities, costs incurred with respect to the Chapter 11 proceedings and the taxability of certain foreign income in the United States. The Corporation's U.S. income tax returns for 2002 and prior years have been audited by the IRS and are closed.

(12)  OPERATING SEGMENTS AND ACQUISITIONS

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

                                         Three Months            Nine Months
                                      ended September 30,     ended September 30,
                                     --------------------    -------------------
                                       2006        2005        2006        2005
                                     --------    --------    --------    --------
NET SALES:
North American Gypsum                $    909    $    842    $  2,817    $  2,371
Worldwide Ceilings                        191         181         576         529
Building Products Distribution            642         544       1,926       1,506
Eliminations                             (264)       (223)       (803)       (602)
                                     --------    --------    --------    --------
Total USG Corporation                   1,478       1,344       4,516       3,804
                                     ========    ========    ========    ========
OPERATING PROFIT:
North American Gypsum                     219         179         697         434
Worldwide Ceilings                         18          18          64          47
Building Products Distribution             53          41         164         106
Corporate                                 (29)        (23)        (81)        (68)
Chapter 11 reorganization expenses         (2)         (2)        (10)         (2)
Eliminations                               (1)         (2)         (2)         (1)
                                     --------    --------    --------    --------
Total USG Corporation                     258         211         832         516
                                     ========    ========    ========    ========

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

      In October 2006, L&W Supply purchased a group of distribution businesses located primarily in the southeastern United States for approximately $55 million, subject to final purchase price adjustments.

(13)  LITIGATION

      ASBESTOS LITIGATION

      ASBESTOS PERSONAL INJURY LITIGATION: The Plan of Reorganization resolved the Debtors' liability for all present and future asbestos personal injury and related claims. At the time of the Filing, Debtor U.S. Gypsum was a defendant in more than 100,000 pending asbestos personal injury claims. In addition, Debtors L&W Supply and Beadex had been named as defendants in a small number of asbestos personal injury claims.

      Pursuant to the Plan, the Trust was created under Section 524(g) of the Bankruptcy Code and has assumed all of the asbestos personal injury liabilities of the Debtors. The Trust was funded by the Reorganized Debtors and is administered by independent trustees appointed under the Plan. The Trust will pay qualifying asbestos personal injury and related claims against the Debtors pursuant to trust distribution procedures that are part of the confirmed Plan.

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

      ASBESTOS PROPERTY DAMAGE LITIGATION: The Plan of Reorganization provides that all settled or otherwise resolved asbestos property damage claims filed in the Debtors' Chapter 11 proceedings will be paid in full. Approximately 1,400 asbestos property damage claims were timely filed in the Debtors' Chapter 11 proceedings. In addition, more than 70 claims were filed after the bar date for filing such claims. More than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached written agreements or agreements in principle to settle all of the remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner. In October 2006, the Debtors made approximately $62 million in payments pursuant to asbestos property damage settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, both those for which a written agreement has been executed and those which have been settled in principle, and the associated legal fees is included in accrued expenses.

      ESTIMATED COST: In the fourth quarter of 2005, the Corporation recorded a pretax charge of $3.1 billion for all asbestos-related claims, increasing U.S. Gypsum's reserve for all asbestos-related claims to $4.161 billion. This reserve included the Debtors' obligations to fund the Trust established under the Plan (recorded at $3.95 billion based upon the assumption that the Plan would be confirmed, but that the FAIR Act would not be enacted by the Trigger Date). This reserve also included the Debtors' estimate of the cost of resolving asbestos property damage claims filed in its Chapter 11 proceedings, including estimated legal fees associated with those claims, and the Debtors' estimate of resolving other asbestos-related claims and estimated legal expenses associated with those claims. Such liabilities were reclassified on the consolidated balance sheet to current liabilities, either as note payable to Section 524(g) asbestos trust or accrued expenses, as appropriate.

      In the second quarter of 2006, the Corporation made total payments of $909 million for asbestos-related claims. These payments included the $890 million payment to the Trust and $19 million of payments related to the settlement of other asbestos-related claims included within the asbestos reserve. In the second quarter of 2006, the Corporation also reached agreements in principle to settle most of the asbestos property damage claims filed in the Chapter 11 proceedings that had not been disallowed or withdrawn. Based on these settlements in principle and the Corporation's assessment of the remaining asbestos property damage claims, in the second quarter of 2006, the Corporation reversed $27 million of its reserve for asbestos-related claims. This $27 million reversal was reflected as income in the consolidated statement of earnings for the second quarter of 2006.

      As of the end of the third quarter of 2006, the Corporation had reached written agreements or agreements in principle to resolve all remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner. In October 2006, the Corporation made total payments of approximately $62 million pursuant to asbestos property damage settlements. Although there can be no assurance that all of the remaining written settlements or settlements in principle will be completed, based on the Corporation's evaluation of these settlements, in the third quarter of 2006, the Corporation reversed an additional $17 million of its reserve for asbestos-related claims. This $17 million reversal is reflected as income in the consolidated statements of earnings. The Corporation's estimate of the cost of the unpaid asbestos property damage settlements, both those for which a written agreement has been executed and those settled in principle, and the associated legal fees is included in accrued expenses.

      Enactment of the FAIR Act would not require increasing the Corporation's recorded estimated liability for asbestos claims because the amount accrued assumes that the Corporation will make all contingent payments to the Trust. However, if the FAIR Act is enacted by the Trigger Date and either does not become subject to or survives subsequent constitutional challenge, the Corporation will not be required to make the contingent payments of $3.05 billion to the Trust. In that event, $3.05 billion of the asbestos liability attributable to the contingent payment note, as reflected on the September 30, 2006 consolidated balance sheet, would be reversed and taken into income. If the FAIR Act is enacted after the Trigger Date, the Corporation will still be required to make the contingent payments to the Trust and therefore its asbestos liability would not be affected.

      BOND TO SECURE CERTAIN CENTER OBLIGATIONS: In January 2001, U.S. Gypsum obtained a performance bond from Safeco Insurance Company of America ("Safeco") in the amount of $60.3 million to secure certain obligations of U.S. Gypsum for extended payout settlements of asbestos personal injury cases and other obligations owed by U.S. Gypsum to the Center for Claims Resolution (the "Center"). The Safeco bond was secured by an irrevocable letter of credit obtained by the Corporation in the amount of $60.3 million and issued by JPMorgan Chase Bank to Safeco. After the Filing, the Center made demands to Safeco for payment of the bond in the approximate aggregate amount of $143 million, which exceeds the original penal sum of the bond.

      In the second quarter of 2006, the Center and the Debtors settled litigation regarding the Safeco bond. The total amount of U.S. Gypsum's payment obligation under the settlement was $16.5 million, which was paid by U.S. Gypsum in June 2006. As a result of the settlement, the Safeco bond and the letter of credit issued by JPMorgan Chase Bank have been cancelled and are no longer outstanding.

      ENVIRONMENTAL LITIGATION

      The Corporation and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, the involvement of the Corporation or its subsidiaries is expected to be minimal. The Corporation believes that appropriate reserves have been established for its potential liability in connection with all Superfund sites but is continuing to review its accruals as additional information becomes available. Such reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on Corporation-owned property are covered by reserves established in accordance with the foregoing. The Corporation believes that neither these matters nor any other known governmental proceedings regarding environmental matters will have a material adverse effect upon its financial position, cash flows or results of operations.

(14)  NEW ACCOUNTING PRONOUNCEMENTS

      Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of Financial Accounting Standards Board Statement No. 109," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Corporation has not yet determined the impact of this interpretation, which is effective for fiscal years beginning after December 15, 2006, on its financial statements.

      SFAS No. 157, "Fair Value Measurements" defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation has not yet determined the impact of this new standard on its financial statements.

      SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies will be required to report the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on their balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The new rules are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheets is effective for fiscal years ending after December 15, 2008. The Corporation has not yet determined the impact of this new standard on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

PLAN OF REORGANIZATION

In the second quarter of 2006, USG Corporation (the "Corporation") and 10 of its United States subsidiaries (collectively, the "Debtors" or "Reorganized Debtors") emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") following confirmation of a plan of reorganization by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and the United States District Court for the District of Delaware (the "District Court"), as discussed below. Confirmation of the plan achieves the Debtors' goals of resolving asbestos claims in a fair and equitable manner, protecting the long-term value of the Debtors' businesses and maintaining the Debtors' leadership positions in their markets.

The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on February 14, 2006, discussed the Debtors' Chapter 11 reorganization proceedings and the agreement among the Debtors, the committee representing asbestos personal injury claimants and the legal representative for future asbestos personal injury claimants to resolve the Debtors' present and future asbestos personal injury liabilities. That agreement led to the Debtors' First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries dated March 27, 2006 (as confirmed, the "Plan" or "Plan of Reorganization"). Significant aspects of the Chapter 11 proceedings and the Plan of Reorganization include:

- On June 16, 2006, the Debtors' Plan of Reorganization was confirmed by order (the "Confirmation Order") of the Bankruptcy Court and the District Court;

-     The Plan became effective on June 20, 2006 (the "Effective Date");

- A trust was created and funded under Section 524(g) of the Bankruptcy Code (the "Trust") for the payment of asbestos personal injury claims against the Debtors;

- On the Effective Date, the Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006;

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

- The Confirmation Order contains a channeling injunction which provides that all present and future asbestos personal injury claims against the Debtors must be brought against the Trust and no individual or entity may bring such a claim against the Reorganized Debtors;

- Pursuant to the Plan, allowed claims of all other creditors, including allowed claims of general unsecured creditors and resolved asbestos property damage claims, have been, or will be, paid in full, with interest as provided in the Plan;

- A rights offering (the "Rights Offering") that provided stockholders as of June 30, 2006 the right to purchase, at $40.00 per share, one new share of the Corporation's common stock for each share owned, and in connection with which Berkshire Hathaway, Inc. ("Berkshire Hathaway") agreed to purchase all shares subject to unexercised rights at such price, was completed in the third quarter of 2006, raising net proceeds of approximately $1.7 billion and resulting in the issuance of 44.92 million new shares of the Corporation's common stock. The completion of the transactions contemplated by the Plan of Reorganization, including borrowings under the Corporation's $2.8 billion credit agreement entered into on August 2, 2006 with a syndicate of banks (the "Credit Facilities") and any future financing arrangements, have caused and may continue to cause significant changes to the Corporation's capital structure; and

- During the third quarter of 2006, the Debtors reached written agreements or agreements in principle to settle all remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner.

Additional information about the Plan, the Trust, funding relating to the Plan, the Credit Facilities and the Rights Offering is set forth in Notes 2, 3 and 4 to the Consolidated Financial Statements and below under "Voluntary Reorganization Proceedings and Confirmation of the Plan of Reorganization" and "Liquidity and Capital Resources."

FINANCIAL RESULTS

The Corporation's third quarter of 2006 net sales and operating profit were the highest levels for any third quarter in its history, increasing 10% and 22%, respectively, compared with the third quarter of 2005. The Corporation's gross margin percentage (gross profit as a percent of net sales) was 23.4% in the third quarter of 2006, up from 22.4% in the third quarter of 2005.

While the Corporation's results were historically strong in the third quarter of 2006, the residential construction market has recently been impacted by a steep drop in new housing starts. Demand for the Corporation's SHEETROCK(R) brand gypsum wallboard products moderated during the quarter, compared to the record-setting shipment levels over the last few quarters. This moderation in demand also caused wallboard market prices to start declining. Despite the rapidly changing market conditions, all three of the Corporation's core businesses achieved higher net sales in the third quarter of 2006 as compared with the third quarter of 2005.

As of September 30, 2006, the Corporation had $1.458 billion of cash, cash equivalents and restricted cash on a consolidated basis, down $119 million from the December 31, 2005 level, which also included marketable securities.

VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND CONFIRMATION OF THE PLAN OF REORGANIZATION

On June 25, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization (the "Filing") under the Bankruptcy Code in the Bankruptcy Court. This action was taken to resolve asbestos claims in a fair and equitable manner, to protect the long-term value of the Debtors' businesses and to maintain the Debtors' leadership positions in their markets. The Chapter 11 proceedings were jointly administered under In re USG Corporation, et al., Case No. 01-2094. By order entered on June 16, 2006, the Bankruptcy Court and the District Court confirmed the Plan. The Plan became effective on June 20, 2006. The confirmed Plan resolves the Chapter 11 proceedings and provides for the resolution of all present and future asbestos personal injury claims against the Debtors.

The following subsidiaries of the Corporation were included in the Chapter 11 proceedings and are included in the confirmed Plan: United States Gypsum Company ("U.S. Gypsum"); USG Interiors, Inc. ("USG Interiors"); USG Interiors International, Inc.; L&W Supply Corporation ("L&W Supply"); Beadex Manufacturing, LLC ("Beadex"); B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The Chapter 11 proceedings and the Plan do not include any of the Corporation's non-U.S. subsidiaries or companies that were acquired by any of the Debtors after the Filing.

Pursuant to the Plan, the Trust was created under Section 524(g) of the Bankruptcy Code to pay all qualifying present and future asbestos personal injury claims against the Debtors. On the Effective Date, the Reorganized Debtors funded the Trust as follows:

- The Reorganized Debtors paid $890 million to the Trust and issued to the Trust an interest-bearing note in the amount of $10 million, payable no later than December 31, 2006; and

- The Reorganized Debtors also issued to the Trust a contingent payment note in the aggregate principal amount of $3.05 billion, which, as described more fully below, will be payable to the Trust depending upon whether the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation creating a national trust or similar fund (collectively, the "FAIR Act") is enacted by the 10th day (excluding Sundays) after final adjournment of the current term of Congress (the "Trigger Date"), which is currently expected to occur no later than December 2006.

The Reorganized Debtors are co-obligors and are jointly and severally liable under the $10 million promissory note and the $3.05 billion contingent payment note. Each of the notes is secured by an obligation to pledge to the Trust shares of the voting stock of the Corporation equal to 51% of the number of shares outstanding. The obligation to pledge those shares would be triggered by a payment default under the applicable note.

As provided in the Plan, if the FAIR Act is enacted and made law on or before the Trigger Date and is not subject to, or survives, a constitutional challenge initiated within 60 days of the Trigger Date, the contingent payment note will be cancelled and the Reorganized Debtors will have no further payment obligations to the Trust. In that situation, the total amount to be paid by the Reorganized Debtors to the Trust will be the $890 million paid to the Trust on the Effective Date and the obligations under the $10 million promissory note.

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

If the FAIR Act is enacted by the Trigger Date but is later held unconstitutional, the Reorganized Debtors will be obligated to make payments under the $3.05 billion contingent note, as described more fully below. Specifically, if the FAIR Act is enacted by the Trigger Date and there is a constitutional challenge to the FAIR Act initiated within 60 days of the Trigger Date, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note if the constitutional challenge results in a final, non-appealable court order that the FAIR Act is (i) unconstitutional in its entirety or (ii) unconstitutional insofar as it applies to debtors in Chapter 11 cases whose plans of reorganization had not yet been confirmed and become substantially consummated as of February 1, 2006. In those circumstances, the Debtors would be obligated to pay $1.9 billion within 30 days after the date the court order becomes final and non-appealable and pay the remaining $1.15 billion within 180 days after the date the order becomes final and non-appealable. If the constitutional challenge is resolved by a final, non-appealable court order in any manner other than as described above, then the $3.05 billion contingent payment, including the right of the Trust to own stock of the Corporation under that note, will be cancelled.

The amounts that the Reorganized Debtors are obligated to pay to the Trust under the Plan, either $900 million or $3.95 billion, with interest as described above, are fixed amounts that depend upon passage of the FAIR Act on or prior to the Trigger Date. These amounts were determined through settlement negotiations with the Official Committee of Asbestos Personal Injury Claimants and the legal representative for future asbestos personal injury cases appointed in the Debtors' Chapter 11 proceedings. The Reorganized Debtors will not be obligated to make additional payments to the Trust beyond the payments described above.

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

The Plan also provides for the resolution of other pre-petition claims against the Debtors. Allowed claims of all other creditors, including settled asbestos property damage claims, will be, or already have been, paid in full, with interest as agreed or as provided in the Plan. Any disputed claims will be resolved in the Bankruptcy Court or other court, where appropriate. If it is ultimately determined that any amounts are owed on these disputed claims, those amounts will be paid, with interest as required.

As a result of confirmation of the Plan of Reorganization, the four official committees appointed in the Chapter 11 proceedings have been disbanded. The legal representative for future asbestos personal injury claimants will continue to act in the same capacity with respect to the Trust.

Under the Plan, stockholders of the Corporation as of the Effective Date retained their shares. In addition, on June 30, 2006 (the "Record Date"), the Corporation issued to its stockholders one transferable right for each share owned on the Record Date, entitling the holder to purchase one share of common stock for $40.00 in cash for each right (the "Rights Offering"). These rights expired at 5:00 p.m., New York City time, on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway, the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights (the "Backstop Commitment"). In the first quarter of 2006, the Debtors paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. A total of
44.92 million shares of the Corporation's common stock were distributed in connection with the Rights Offering, including the 6.97 million shares issued to Berkshire Hathaway. The Corporation's net proceeds from the Rights Offering and the Backstop Commitment were approximately $1.7 billion. The Corporation is using the net proceeds from the Rights Offering and the Backstop Commitment, together with other available funds, to make payments contemplated by the Plan and for general corporate purposes.

The Debtors' financial obligations under the Plan depend upon, among other things, whether the $3.05 billion contingent payment note becomes due. The

Debtors propose to fund their obligations under the Plan through (i) cash accumulated since the Petition Date, some of which was used to fund the $890 million payment to the Trust and other creditor payments, (ii) the net proceeds of the Rights Offering and Backstop Commitment, (iii) anticipated tax refunds and (iv) the Corporation's credit facility entered into on August 2, 2006 or other alternative debt financing.

Information regarding the Corporation's credit facility is set forth in Note 3 to the Consolidated Financial Statements. Additional information about the Rights Offering and the Plan's treatment of asbestos claims is set forth in Notes 4 and 13, respectively, to the Consolidated Financial Statements.

POTENTIAL FEDERAL LEGISLATION REGARDING ASBESTOS PERSONAL INJURY CLAIMS

On April 19, 2005, Senator Arlen Specter, R-Pa., introduced in the United States Senate legislation addressing compensation and administration of asbestos personal injury claims. The legislation was titled the Fairness in Asbestos Injury Resolution Act of 2005 (Senate Bill 852) (the "FAIR Act of 2005" or the "Act").

The FAIR Act of 2005 was intended to establish a nationally administered trust fund to compensate asbestos personal injury claimants. The Act provided that companies that had made past payments for asbestos personal injury claims would be required to contribute amounts on a periodic basis to a national trust fund that would pay the claims of qualifying asbestos personal injury claimants. The nationally administered trust fund would be the exclusive remedy for asbestos personal injury claims, and such claims could not be brought in state or federal court as long as such claims were being compensated under the national trust fund. The FAIR Act of 2005 has not been enacted by Congress and is not law.

In late May 2006, an amended version of the Act, called the "Fairness in Asbestos Injury Resolution Act of 2006" (the "FAIR Act of 2006" or "S. 3274") was introduced by Senator Specter and Senator Patrick Leahy, D-Vt. The FAIR Act of 2006 also contemplates creation of a national trust to pay asbestos personal injury claims but contains some modifications from the FAIR Act of 2005. A copy of the FAIR Act of 2006 as introduced is available at http://thomas.loc.gov (type in "S. 3274" in the search field). The current form of the FAIR Act of 2006 does not require contributions from companies, such as the Reorganized Debtors, that have a confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code that is substantially consummated and no longer subject to appeal. The FAIR Act of 2006 has not been enacted and is not law.

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

ASBESTOS PROPERTY DAMAGE CLAIMS

The Plan of Reorganization does not create a trust for asbestos property damage claims against the Debtors. The Plan provides that settled asbestos property damage claims will be paid in full and disputed asbestos property damage claims timely filed in the bankruptcy proceeding will be resolved either in the Bankruptcy Court or other court, where appropriate. If it is determined that any amounts are owed for disputed claims, those amounts will be paid with interest as required.

As a result of the bar date for filing asbestos property damage claims in Debtors' Chapter 11 proceedings, approximately 1,400 asbestos property damage claims were filed by the bar date and more than 70 such claims were filed after the bar date. More than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending. The Debtors have reached written agreements or agreements in principle to settle all of the remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner. In October 2006, the Debtors made approximately $62 million in payments pursuant to asbestos property damage settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, both those for which a written agreement has been executed and those which have been settled in principle, and the associated legal fees is included in accrued expenses. The asbestos property damage claims are also discussed in Note 13 to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales in the third quarter of 2006 totaled $1.478 billion, a record for any third quarter in the Corporation's history and a 10% increase from $1.344 billion in the third quarter of 2005. Net sales for the first nine months of 2006 were $4.516 billion, an increase of 19% from $3.804 billion in the comparable 2005 period. The increases for both the three- and nine-month periods were primarily attributable to higher realized selling prices for all major product lines. All three of the Corporation's operating segments reported higher net sales for the third quarter of 2006 as compared with the third quarter of 2005.

COST OF PRODUCTS SOLD

Cost of products sold in the third quarter of 2006 was $1.132 billion, up 9% from $1.043 billion a year ago. For the first nine months of 2006, cost of products sold totaled $3.413 billion, up 13% from $3.022 billion in the comparable 2005 period. These increases were largely attributable to higher manufacturing costs related to raw materials and energy. The increase in cost of products sold for the nine-month period also reflects higher volumes for certain product lines.

GROSS PROFIT

Gross profit in the third quarter of 2006 was $346 million, a 15% increase from $301 million in the third quarter of 2005. For the first nine months of 2006, gross profit totaled $1.103 billion, up 41% from $782 million in the comparable 2005 period. These increases primarily reflected higher selling prices for SHEETROCK(R) brand gypsum wallboard. The gross margin percentage was 23.4% in the third quarter of 2006, up from 22.4% in the third quarter of 2005. For the first nine months of 2006, the gross margin percentage was 24.4%, up from 20.6% in the comparable 2005 period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses in the third quarter of 2006 were $103 million, up 17% from $88 million in the third quarter of 2005. For the first nine months, these expenses were $305 million compared with $264 million a year ago. Expenses were up in the 2006 periods primarily due to increased levels of compensation and benefits and expenses in connection with growth initiatives. Selling and administrative expenses as a percent of net sales were 7.0% for the third quarter of 2006 and 6.8% for the first nine months of 2006, compared with 6.5% and 6.9% for the respective 2005 periods.

REVERSALS OF ASBESTOS CLAIMS RESERVE

The Corporation reversed $17 million of a reserve for asbestos-related claims in the third quarter of 2006. This reversal, which is reflected as income in the consolidated statements of earnings, was based on the Corporation's evaluation in the third quarter of the settlements of the remaining asbestos property damage claims, both those settlements for which written agreements have been executed and those which have been settled in principle. Through the first nine months of 2006, a total of $44 million of the reserve for asbestos-related claims was reversed.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated statements of earnings consisted of the following (dollars in millions):

                                                 Three Months               Nine Months
                                              ended September 30,       ended September 30,
                                              -------------------       -------------------
                                               2006        2005          2006         2005
                                              ------      ------        ------       ------
Legal and financial advisory fees             $    2      $   11        $   34       $   23
Bankruptcy-related interest income                 -          (9)          (24)         (21)
                                              ------      ------        ------       ------
Total Chapter 11 reorganization expenses           2           2            10            2
                                              ======      ======        ======       ======

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of 2006 was $16 million and $539 million, respectively. These amounts included charges for post-petition interest and fees related to pre-petition obligations. For the third quarter of 2006, these post-petition interest and fees were $8 million ($5 million after-tax). For the first nine months of 2006, these post-petition interest and fees totaled $528 million ($326 million after-tax). In accordance with AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," virtually all of the Corporation's outstanding debt had been classified as liabilities subject to compromise in prior periods, and from the

Petition Date through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded. Interest expense, other than that related to post-petition interest and fees, was $1 million and $4 million in the third quarter and first nine months of 2005, respectively.

INTEREST INCOME

Interest income amounted to $16 million in the third quarter and $23 million in the first nine months of 2006. Interest income for the respective 2005 periods was $3 million and $7 million. Interest income increased in the 2006 periods primarily due to the inclusion of interest earned on cash held by the Reorganized Debtors following the Effective Date. Prior to the Effective Date, this interest income was included as an offset to Chapter 11 reorganization expenses in the consolidated statements of earnings.

INCOME TAXES

Income tax expense of $107 million and $130 million was recorded in the third quarter and first nine months of 2006, respectively, compared with $55 million and $173 million in the corresponding 2005 periods. The effective tax rates were 40.7% and 33.4% for the first nine months of 2006 and 2005, respectively. The change in the effective tax rates was primarily attributable to the $25 million reduction in the Corporation's third quarter 2005 income tax provision in connection with the Internal Revenue Service's completion of its audit of the Corporation's federal income tax returns for the years 2000 through 2002.

NET EARNINGS

Net earnings of $153 million, or $1.71 per diluted share, were reported for the third quarter of 2006 compared with $158 million, or $2.77 per diluted share, for the third quarter of 2005. For the first nine months of 2006, net earnings totaled $188 million, or $3.03 per diluted share, compared with $345 million, or $6.12 per diluted share, for the first nine months of 2005.

Net earnings and earnings per share for the 2006 periods were reduced by charges for post-petition interest and fees related to pre-petition obligations as described above. On an after-tax basis, these charges were $5 million, or $0.06 per diluted share, for the third quarter of 2006 and $326 million, or $5.24 per diluted share, for the first nine months of 2006.

Net earnings and earnings per share for the 2006 periods increased as a result of the reversals of a reserve for asbestos-related claims described above. On an after-tax basis, these reversals were $10 million, or $0.11 per diluted share, for the third quarter of 2006 and $27 million, or $0.43 per diluted share, for the first nine months of 2006.

Earnings-per-share data for the 2006 periods reflect the issuance of 44.92 million shares of common stock in the third quarter of 2006 in connection with the Rights Offering and Backstop Commitment. Earnings-per-share data for the 2005 periods have been adjusted to reflect the effect of the issuance of shares of common stock in connection with the Rights Offering and Backstop Commitment.

CORE BUSINESS RESULTS OF OPERATIONS

                                          THREE MONTHS          NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                       -------------------   -------------------
(dollars in millions)                    2006       2005       2006       2005
                                       --------   --------   --------   --------
NET SALES:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                    $   801    $   755    $ 2,513    $ 2,129
CGC Inc. (gypsum)                           85         81        262        238
Other subsidiaries*                         72         62        200        157
Eliminations                               (49)       (56)      (158)      (153)
                                       -------    -------    -------    -------
Total                                      909        842      2,817      2,371
                                       -------    -------    -------    -------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                        124        124        388        365
USG International                           64         56        177        159
CGC Inc. (ceilings)                         14         13         44         40
Eliminations                               (11)       (12)       (33)       (35)
                                       -------    -------    -------    -------
Total                                      191        181        576        529
                                       -------    -------    -------    -------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                     642        544      1,926      1,506
                                       -------    -------    -------    -------
Eliminations                              (264)      (223)      (803)      (602)
                                       -------    -------    -------    -------
Total USG Corporation                    1,478      1,344      4,516      3,804
                                       =======    =======    =======    =======

OPERATING PROFIT:

NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                        192        153        623        371
CGC Inc. (gypsum)                           13         12         39         38
Other subsidiaries*                         14         14         35         25
                                       -------    -------    -------    -------
Total                                      219        179        697        434
                                       -------    -------    -------    -------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                         11         13         42         32
USG International                            5          3         13          8
CGC Inc. (ceilings)                          2          2          9          7
                                       -------    -------    -------    -------
Total                                       18         18         64         47
                                       -------    -------    -------    -------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                      53         41        164        106
                                       -------    -------    -------    -------
Corporate                                  (29)       (23)       (81)       (68)
Chapter 11 reorganization expenses          (2)        (2)       (10)        (2)
Eliminations                                (1)        (2)        (2)        (1)
                                       -------    -------    -------    -------
Total USG Corporation                      258        211        832        516
                                       =======    =======    =======    =======

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico, Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $909 million in the third quarter of 2006 increased 8% from the comparable period in 2005, while operating profit increased 22% to $219 million. First nine months 2006 net sales of $2.817 billion were 19% greater than a year ago, while operating profit of $697 million increased 61%. Operating profit for the third quarter and first nine months of 2006 included the reversals of a reserve for asbestos-related claims of $17 million and $44 million, respectively, as discussed above.

United States Gypsum Company: Third quarter 2006 net sales of $801 million increased 6% compared with the third quarter of 2005, while operating profit rose $39 million, or 25%. These increases largely reflected higher selling prices for SHEETROCK(R) brand gypsum wallboard. Higher selling prices were also realized for SHEETROCK(R) brand joint treatment products, DUROCK(R) brand cement board products and FIBEROCK(R) brand gypsum fiber panels. The increase in third quarter operating profit also reflected the $17 million pretax reversal of a reserve for asbestos-related claims. These results were partially offset by higher manufacturing costs related to raw materials and energy and lower shipments of gypsum wallboard.

U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $188.37 per thousand square feet in the third quarter of 2006. This price represented a 27% increase from $147.85 in the third quarter of 2005 and a 3% increase from $182.65 in the second quarter this year. However, after achieving all-time record levels of pricing early in the third quarter of 2006, selling prices began to decline and averaged about $185 per thousand square feet in September.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.6 billion square feet in the third quarter of 2006, down from 2.9 billion square feet in the third quarter of 2005 and 3.0 billion square feet in the second quarter of 2006. As demand softened during the third quarter, U.S. Gypsum reduced operating rates at its wallboard plants. As a result, capacity utilization averaged 90% for the third quarter of 2006, down from almost 100% in the second quarter. Capacity utilization averaged 97% in the third quarter of 2005. Industry shipments of gypsum wallboard were down approximately 9% from the third quarter of 2005.

CGC Inc.: Third quarter 2006 net sales for the gypsum business of Canada-based CGC Inc. totaled $85 million, which was $4 million higher than sales during last year's third quarter. Operating profit was $13 million compared with $12 million in the third quarter of 2005. Improvements in SHEETROCK(R) brand gypsum wallboard pricing, as well as the favorable effects of currency translation, were partially offset by higher manufacturing costs related to raw materials and energy and lower gypsum wallboard shipments.

WORLDWIDE CEILINGS

Third quarter 2006 net sales of $191 million increased 6% from the prior-year period, while operating profit was $18 million in both the third quarter of 2006 and 2005. Net sales during the first nine months of 2006 totaled $576 million, up 9% from a year ago, while operating profit of $64 million rose 36%.

USG Interiors, Inc.: USG Interiors reported third quarter 2006 net sales and operating profit of $124 million and $11 million, respectively. These results compared with net sales of $124 million and operating profit of $13 million in the third quarter of 2005. The decline in operating profit primarily reflected higher manufacturing costs related to raw materials and energy.

USG International: USG International reported net sales and operating profit of $64 million and $5 million, respectively, in the third quarter of 2006. These results compared with net sales of $56 million and operating profit of $3 million for the same period a year ago. This improvement primarily reflected higher demand for USG ceiling grid in Europe and increased exports to Latin America.

CGC Inc.: The ceilings business of CGC Inc. reported net sales of $14 million and operating profit of $2 million in the third quarter of 2006. Net sales and operating profit for the same period a year ago were $13 million and $2 million, respectively. Improved pricing for ceiling tile, lower manufacturing costs for ceiling grid and the favorable effects of currency translation were offset by lower selling prices for ceiling grid.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply reported third quarter 2006 net sales of $642 million and operating profit of $53 million, both records for any third quarter in its history. Net sales rose $98 million, or 18%, while operating profit increased by $12 million, or 29%, over the third quarter of 2005. The improved results reflected increased sales of gypsum wallboard which benefited from a 29% increase in selling prices, partially offset by a 3% decline in shipments, compared with the third quarter of 2005. In addition, sales of complementary building products, such as drywall metal, roofing, insulation, ceiling products and joint compound, rose 11% compared with last year's third quarter.

For the first nine months of 2006, net sales of $1.926 billion and operating profit of $164 million represented increases of 28% and 55%, respectively, compared with the first nine months of 2005.

L&W Supply operated 212 locations in the United States as of September 30, 2006, compared with 193 locations as of September 30, 2005. On a same-location basis, net sales for the third quarter and first nine months of 2006 increased 15% and 21% from the respective 2005 periods.

MARKET CONDITIONS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
8.7 billion square feet in the third quarter of 2006, a 9% decrease from 9.6 billion square feet in the third quarter of 2005 and an 11% decrease from the second quarter of 2006. Industry shipments of gypsum wallboard for the first nine months of 2006 represented a record, increasing 2% from the first nine months of 2005.

The outlook for the Corporation's markets for the balance of 2006 is mixed. Declines in new residential construction caused by fewer new orders at major homebuilders and excess inventories of unsold homes have resulted in reduced demand for gypsum wallboard. The lower level of demand for wallboard is likely to continue during the balance of 2006 and into 2007. When combined with expected lower industry capacity utilization rates, lower realized prices for wallboard are anticipated. The fundamentals for repair and remodeling activity and nonresidential building remain good, and modest growth is expected in these markets for the remainder of the year.

In this environment, the Corporation remains focused on balancing production levels with market demand and maintaining high levels of quality, service, safety and operational efficiency.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2006, the Corporation had $1.458 billion of cash, cash equivalents and restricted cash on a consolidated basis, down $119 million from the December 31, 2005 level, which also included marketable securities. The Corporation believes that cash on hand, future cash available from operations and the other sources of liquidity described below will provide sufficient liquidity to allow the Corporation's businesses to carry on normal operations and to allow the Corporation to complete the transactions contemplated by the Plan. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, the Corporation from time to time considers selective strategic transactions to create value and improve performance. Such transactions may include acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash outlays or proceeds.

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

With certain exceptions, outlined above, the Debtors' obligations under the $3.05 billion contingent payment note will be cancelled if the FAIR Act is enacted and made law by the Trigger Date. If the FAIR Act is not enacted and made law by the Trigger Date, or is enacted but declared unconstitutional after a challenge brought within 60 days after the Trigger Date, the Debtors will be obligated to make payments under the $3.05 billion contingent payment note to the Trust as follows: $1.9 billion of the contingent payment note will be payable within 30 days after the Trigger Date, and the remaining $1.15 billion of the contingent payment note will be payable within 180 days after the Trigger Date or the date of a final, non-appealable order declaring the FAIR Act unconstitutional, as the case may be. Interest will accrue on the unpaid balance of the $3.05 billion contingent payment note beginning on the Trigger Date at a per annum rate equal to the 90-day LIBOR in effect as of the Trigger Date plus 40 basis points.

During the period from the Effective Date through September 30, 2006, the Reorganized Debtors paid $1.4 billion to unsecured creditors in addition to the $890 million payment to the Trust.

Since the Filing, the Corporation's subsidiaries have completed 12 acquisitions at a cost of approximately $140 million. Certain of the Corporation's North American subsidiaries are currently in various stages of discussions with respect to the potential acquisition of a number of distribution and manufacturing businesses. A number of these potential acquisitions may be announced and/or consummated during the fourth quarter of 2006 and first several quarters of 2007. These potential acquisitions would require investment in an aggregate amount that the Corporation estimates at approximately $300 million to $500 million. There can, of course, be no assurance that any of these acquisitions will be consummated or, if consummated, what the required investment or timing of their consummation would be.

In addition, the Corporation's Board of Directors has approved capital expenditures aggregating approximately $250 million for additional projects to expand wallboard manufacturing and other operations. No spending commitments have yet been made on these additional projects.

The Corporation is funding these obligations from cash on hand, as well as future cash available from operations, anticipated tax refunds and debt financing under the Credit Facilities. The Corporation may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the Credit Facilities.

The Credit Facilities include a revolving credit facility, term loan facility and a tax bridge facility that would be utilized to make payments to the Trust if the proceeds from tax refunds following the Debtors' contributions to the Trust are not received prior to the time those payments are due. Assuming that the $3.05 billion contingent payment note becomes due and payable to the Trust, the Corporation expects to receive cash tax refunds of about $1.1 billion in the year following the payment on such note.

See Voluntary Reorganization Under Chapter 11 and Confirmation of the Plan of Reorganization, above, and Note 3 to the Consolidated Financial Statements for additional information regarding the Debtors' obligations and the funding of those obligations under the Plan.

CASH FLOWS

As shown in the consolidated statements of cash flows, cash and cash equivalents increased $517 million during the first nine months of 2006. The primary sources of cash in the first nine months of 2006 were the net proceeds from the Rights Offering and Backstop Commitment, net sales of marketable securities, earnings from operations and the return of restricted cash. The primary uses of cash were
(i) the $890 million payment to the Trust and $19 million of payments related to the settlement of other asbestos-related claims; (ii) the $1.4 billion of payments to unsecured creditors; (iii) capital spending of $237 million; (iv) payments of fees related to the Rights Offering, including a $67 million payment to Berkshire Hathaway in connection with the Backstop Commitment; (v) acquisitions of businesses, net of cash acquired, of $74 million; and (vi) pension funding of $53 million.

Comparing the first nine months of 2006 with the first nine months of 2005, net cash used for operating activities was $765 million in the 2006 period compared with net cash provided by operating activities of $347 million a year ago. This variation was primarily attributable to the payments of $890 million to the Trust, $656 million to unsecured creditors other than debtholders and $19 million related to the settlement of other asbestos-related claims, as discussed above.

Investing activities in the first nine months of 2006 provided net cash of $328 million, while net cash of $246 million was used in the comparable 2005 period. This variation primarily reflected net sales of marketable securities of $565 million in 2006 compared with net purchases of marketable securities of $59 million in 2005. In addition, $73 million of restricted cash was returned in the first nine months of 2006 compared with a deposit of $34 million in the comparable 2005 period. Capital spending and cash spent to acquire businesses increased by $112 million and $45 million, respectively, in 2006.

Net cash of $951 million provided by financing activities during the first nine months of 2006 primarily reflected the net proceeds of $1.7 billion from the Rights Offering and Backstop Commitment, partially offset by the payment of $766 million related to pre-petition debt principal.

CAPITAL EXPENDITURES

Capital spending amounted to $237 million in the first nine months of 2006 compared with $125 million in the corresponding 2005 period. As of September 30, 2006, remaining capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $593 million, compared with $587 million as of December 31, 2005. The Corporation's capital expenditures program is expected to be funded by cash from operations and, if determined to be appropriate, borrowings under the revolving credit facility portion of the Credit Facilities or other alternative debt financings. Capital expenditure commitments as of September 30, 2006 included:

- approximately $180 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the Northeast markets. Construction of this plant will begin in late 2006 and is expected to be completed in 2008.

- approximately $130 million to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line designed to position the company for profitable growth in the mid-Atlantic market. Construction on this project began in 2005 and is expected to be completed in 2007.

- approximately $109 million to acquire a paper mill in Otsego, Mich., and convert it to manufacture high-quality, low-cost paper for U.S. Gypsum's wallboard plants. The plant is expected to begin production in 2008.

- approximately $75 million for a new 40,000-ton self-unloading ship intended to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2008.

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Mexico. This facility will serve markets in western Mexico and export gypsum wallboard to Latin America. Construction of this plant began in the third quarter of 2006 and is expected to be completed in 2007.

WORKING CAPITAL

As of September 30, 2006, working capital (current assets less current liabilities) amounted to $48 million, and the ratio of current assets to current liabilities was 1.01-to-1. As of December 31, 2005, working capital amounted to $1.579 billion, and the ratio of current assets to current liabilities was 3.63-to-1. The change primarily reflects the current obligations with respect to the $3.05 billion contingent payment note issued to the Trust on the Effective Date.

Receivables increased to $548 million as of September 30, 2006 from $453 million as of December 31, 2005, primarily reflecting an 8% increase in net sales for the month of September 2006 as compared with December 2005. Inventories increased to $357 million from $315 million primarily due to the increased level of business in the third quarter of 2006 as compared with the fourth quarter of 2005. Accounts payable as of September 30, 2006 increased to $318 million from $281 million as of December 31, 2005, while accrued expenses increased to $475 million from $275 million. The higher levels of accounts payable and accrued expenses primarily reflected the reclassification of liabilities subject to compromise and the increased level of business.

MARKETABLE SECURITIES

As of December 31, 2005, marketable securities totaled $563 million. During the first nine months of 2006, the Corporation sold its marketable securities and plans to use the proceeds to fund its obligations under the Plan.

DEBT

As of December 31, 2005, pre-petition debt, which was included in liabilities subject to compromise, amounted to $1.005 billion. As of September 30, 2006, the Corporation repaid $766 million of this debt and reinstated $239 million in accordance with the Plan and reclassified this amount to long-term debt. On August 2, 2006, the Corporation entered into the Credit Facilities as described in Note 3 to the Consolidated Financial Statements.

REALIZATION OF DEFERRED TAX ASSET

The Corporation's consolidated balance sheet as of September 30, 2006 includes a net current deferred tax asset of $1.244 billion and a net long-term deferred tax liability of $153 million. Included in these amounts is a deferred tax asset of $1.3 billion and $32 million, respectively, relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to the Corporation's asbestos liability and asbestos-related payments made through September 30, 2006. Management has concluded, based on the weight of available evidence, that all but $52 million of these tax benefits are more likely than not to be realized in the future. This amount represents an increase of $12 million from the valuation allowance of $40 million previously recorded as of June 30, 2006.

In arriving at its conclusion, management has considered both the federal taxable income reported by the Corporation for the 1996 through 2005 taxable years, as well as future reversals of existing taxable temporary differences and projections of future taxable income. In the taxable year(s) in which the Corporation's cash contributions to the Trust are made, the related federal income tax deduction will create a net operating loss. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims, including cash contributions to the Trust, can be carried back and offset against the Corporation's federal taxable income in the 10 preceding years, generating a refund of taxes paid in those years. Since the Corporation has reported federal taxable income of $3.2 billion, in the aggregate, for the years 1996 through 2005, the carryback of this loss is expected to produce a refund of federal income taxes paid in those years of approximately $1.1 billion, which the Corporation expects to receive in 2007. Further, as a result of federal taxable income (excluding tax deductions for asbestos-related payments) projected to be realized in 2006 through 2008, the Corporation expects to utilize the remaining $360 million of federal tax benefits relating to its asbestos liability by the end of 2008. As a result, it is more likely than not that the Corporation will realize the federal deferred tax asset relating to its asbestos reserve.

In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits relating to the Corporation's payment of asbestos claims will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from the Corporation's cash contributions to the Trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which the Corporation conducts business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), management has concluded that all but $52 million of the $228 million of state tax benefits relating to the Corporation's asbestos liability is more likely than not to be realized.

LEGAL CONTINGENCIES

The confirmed Plan of Reorganization resolves the Debtors' liability for all present and future asbestos personal injury and related claims. The Plan of Reorganization also provides that all resolved asbestos property damage claims will be paid.

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

See Note 13 to the Consolidated Financial Statements for additional information on asbestos and environmental litigation.

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

As a result of the Plan of Reorganization becoming effective on June 20, 2006 and having written agreements or agreements in principle to settle all of the remaining asbestos property damage claims with the exception of one small claim brought by a residential homeowner, the accounting policies related to (i) voluntary reorganization under Chapter 11 and the application of SOP 90-7 and
(ii) the determination of the Corporation's asbestos liability are no longer deemed critical.

The following is a summary of a new accounting policy that the Corporation believes is important to aid in understanding its financial results:

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment." Under SFAS No. 123(R), the Corporation uses the Black-Scholes option valuation model to determine the fair value of its stock options and stock appreciation rights. The Black-Scholes option valuation model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As a result, stock-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted if other assumptions were used. Furthermore, if the Corporation uses different assumptions in future periods, stock-based compensation expense could be impacted in future periods. The Corporation uses an independent third party to assist in determining these assumptions. See Note 10 to the Consolidated Financial Statements for additional information.

Except as discussed above, there were no material changes to the critical accounting policies reported in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that affected the Corporation's reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2006.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 to the Consolidated Financial Statements for information on new accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management's expectations about future conditions. Actual business, market or other conditions may differ from management's expectations and accordingly may affect the Corporation's sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including economic conditions such as the levels of new home and other construction activity, employment levels, mortgage interest rates, housing affordability, currency exchange rates and consumer confidence; competitive conditions such as price and product competition; shortages in raw materials; increases in raw material, energy and employee costs; loss of one or more major customers; capacity constraints; capital markets conditions; the unpredictable effects of acts of terrorism or war upon domestic and international economies and financial markets; and acts of God. The Corporation assumes no obligation to update any forward-looking information contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Act")), have concluded that, as of the end of the quarter covered by this report on Form 10-Q, the Corporation's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

On October 1, 2005, the Corporation began to roll out a new enterprise resource planning system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help the Corporation better serve its customers. Other than changes related to the new system, there was no change in the Corporation's "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the quarter of the fiscal year covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries as of September 30, 2006 and the related consolidated statements of earnings and cash flows for each of the three month and nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
October 25, 2006

PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to the Consolidated Financial Statements for information concerning asbestos litigation and environmental litigation, which information is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and elsewhere in this Report, in connection with the Rights Offering, Berkshire Hathaway, the Corporation's largest stockholder, agreed to purchase from the Corporation, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, the Corporation paid Berkshire Hathaway a fee of $67 million for its Backstop Commitment. On August 2, 2006, the Corporation issued 6,969,274 shares of common stock to Berkshire Hathaway in accordance with the Backstop Commitment. These shares include 6,500,000 shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned on the Record Date and 469,274 shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. The aggregate purchase price for the shares sold to Berkshire Hathaway in accordance with the Backstop Commitment was approximately $279 million.

      The sale of the securities to Berkshire Hathaway pursuant to the performance of its obligations under the Backstop Commitment was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder and was exempt from registration under Section 5 of the Securities Act.

      Pursuant to the Corporation's Stock Compensation Program for Non-Employee Directors, on July 1, 2006, the Corporation's non-employee directors were entitled to receive a $30,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this provision, effective July 1, 2006, a total of 2,645 shares of common stock were issued to five non-employee directors based on the fair market value of a share of common stock on July 3, 2006. The issuance of these shares was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.

(c)

                               (a) Total                   (c) Total Number of      (c) Maximum Number (or
                                Number of    (b) Average     Shares (or Units)     Approximate Dollar Value)
                                 Shares      Price Paid    Purchased as Part of      of Shares (or Units)
2006                           (or Units)      per Share    Publicly Announced     that May Yet Be Purchased
Period                         Purchased      (or Unit)     Plans or Programs     Under the Plans or Programs
------                         ----------    -----------   --------------------   ---------------------------

January                               -              -                    -                      -
February                              -              -                    -                      -
March                                 -              -                    -                      -
                                  -----          -----                   --                     --
Total 1st Quarter                     -              -                    -                      -
                                  -----          -----                   --                     --

April                                 -              -                    -                      -
May (d)                           2,015          69.20                    -                      -
June                                  -              -                    -                      -
                                  -----          -----                   --                     --
Total 2nd Quarter (d)             2,015          69.20                    -                      -
                                  -----          -----                   --                     --

July                                  -              -                    -                      -
August                                -              -                    -                      -
September                             -              -                    -                      -
                                  -----          -----                   --                     --
Total 3rd Quarter                     -              -                    -                      -
                                  =====          =====                   ==                     ==

(a) Reflects shares reacquired to provide for tax withholdings on shares issued to employees under the terms of the Corporation's 1995 Long-Term Equity Plan, 1997 Management Incentive Plan or 2000 Omnibus Management Incentive Plan.

(b) The price per share is based upon the mean of the high and the low prices for a USG Corporation common share on the NYSE on the date of the tax withholding transaction.

(c) The Corporation currently does not have in place a share repurchase plan or program.

(d) Total number of shares and average price paid per share have been adjusted to reflect the impact of the issuance of shares of the Corporation's common stock in connection with the Rights Offering and Backstop Commitment.

ITEM 5. OTHER INFORMATION

In July 2006, the Corporation's Board of Directors approved forms of Nonqualified Stock Option Agreement (the "Options Agreement") and Restricted Stock Units Agreement (the "RSU Agreement") specifying certain of the terms and conditions of grants of nonqualified stock options and restricted stock units ("RSUs") under the Corporation's Long-Term Incentive Plan (the "LTIP"). The following are brief descriptions of the material terms and conditions of the Options Agreement and the RSU Agreement. The descriptions are qualified in their entity by the full text of the Options Agreement and RSU Agreement, copies of which were filed as Exhibits 10.9 and 10.10, respectively, to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

OPTIONS AGREEMENT: The Options Agreement provides that an option will become exercisable in five equal annual installments beginning one year after the date of grant, except that (1) an option becomes exercisable in full if the option holder dies or becomes permanently and totally disabled, (2) if an option holder retires after January 1, 2007, one-half of the unexercisable portion of the holder's options will be forfeited and (3) an option becomes exercisable in full if a Change in Control (as defined in the LTIP) occurs.

The Options Agreement also provides that an option will expire 10 years after the date of grant, or at a specified earlier date in the event of death, disability, retirement or other termination of employment.

The exercise price of an option may be paid by (1) cash or check, (2) transfer to the Corporation of shares of its common stock owned by the option holder for more than six months or (3) by a combination of such methods.

RSU AGREEMENT: The RSU Agreement provides that the RSUs become nonforfeitable in four equal annual installments beginning one year after the date of grant, except that (1) RSUs become nonforfeitable if the holder dies or becomes permanently and totally disabled, (2) if an RSU holder retires after January 1, 2007, one-half of the RSUs that remain forfeitable will be forfeited and (3) RSUs become nonforfeitable in full upon a Change in Control.

The RSU Agreement provides that, if the Corporation pays a cash dividend on its common shares, the holder of an RSU will be entitled to an additional number of RSUs determined by dividing (1) the product of (a) the amount of the dividend per share and (b) the total number of RSUs held by the holder by (2) the market value of a share of the Corporation's common stock on the date the dividend is paid. The additional RSUs will be subject to the same terms and conditions as the RSUs in respect of which they were credited.

ITEM 6. EXHIBITS

10.1 Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "10-Q"))

10.2 Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the 10-Q)

10.3 Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the 10-Q)

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

October 30, 2006