Form 10-K
period 2006-12-31
USG CORP
filed 2007-02-16
CIK 757011

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

     For the fiscal year ended December 31, 2006

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

       Registrant's Telephone Number, Including Area Code: (312) 606-4000

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Exchange on Which Registered
-------------------                  ------------------------------------
Common Stock, $0.10 par value        New York Stock Exchange
                                     Chicago Stock Exchange

Preferred Stock Purchase Rights      New York Stock Exchange
(subject to Rights Agreement dated   Chicago Stock Exchange
December 21, 2006)

        Securities Registered Pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ] Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.

     The aggregate market value of the registrant's common stock held by non-affiliates based on the New York Stock Exchange closing price as of June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2,882,045,000.

     The number of shares of the registrant's common stock outstanding as of January 31, 2007 was 89,865,616.

DOCUMENTS INCORPORATED BY REFERENCE: Certain sections of USG Corporation's definitive Proxy Statement for use in connection with the 2007 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item  1.   Business......................................................     3
Item 1A.   Risk Factors..................................................     8
Item 1B.   Unresolved Staff Comments.....................................    13
Item  2.   Properties....................................................    14
Item  3.   Legal Proceedings.............................................    15
Item  4.   Submission of Matters to a Vote of Security Holders...........    15

PART II
Item  5.   Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........    16
Item  6.   Selected Financial Data.......................................    17
Item  7.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition....................................    18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks...    34
Item  8.   Financial Statements and Supplementary Data...................    35
Item  9.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...................................    63
Item 9A.   Controls and Procedures.......................................    63
Item 9B.   Other Information.............................................    65

PART III
Item 10.   Directors, Executive Officers and Corporate Governance........    65
Item 11.   Executive Compensation........................................    67
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters............................    67
Item 13.   Certain Relationships and Related Transactions, and Director
              Independence...............................................    68
Item 14.   Principal Accountant Fees and Services........................    68

PART IV
Item 15.   Exhibits and Financial Statement Schedules....................    68

Signatures...............................................................    73

                                     PART I

ITEM 1. BUSINESS

In this annual report on Form 10-K, "USG," "we," "our" and "us" refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

GENERAL

USG, through its subsidiaries, is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes.

     In 1901, United States Gypsum Company, or U.S. Gypsum, was incorporated. In 1984, USG Corporation was incorporated in Delaware, and by a vote of stockholders on December 19, 1984, U.S. Gypsum became a wholly owned subsidiary of USG. Effective January 1, 1985, the stockholders of U.S. Gypsum became the stockholders of USG.

RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

On June 25, 2001, USG Corporation and 10 of its United States subsidiaries, collectively referred to as the debtors, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were consolidated as In re: USG Corporation et al. (Case No. 01-2094). These cases did not include any of our non-U.S. subsidiaries or companies that our subsidiary L&W Supply Corporation acquired after we filed the bankruptcy petitions.

     In the second quarter of 2006, the debtors emerged from their Chapter 11 reorganization proceedings as a result of a plan of reorganization that was confirmed by the bankruptcy court and the United States District Court for the District of Delaware. The plan became effective on June 20, 2006, which is referred to in this report as the Effective Date. The plan achieved our goals of resolving asbestos claims in a fair and equitable manner, protecting the long-term value of our businesses and maintaining our leadership positions in markets in which we compete.

     As part of the plan, the following important events have occurred:

- We created and funded a trust under Section 524(g) of the Bankruptcy Code for the payment of asbestos personal injury claims against the debtors. This trust is also referred to as the Asbestos Trust or the Trust.

- On the Effective Date, we paid $890 million to the Asbestos Trust and issued to the Trust an interest-bearing note in the amount of $10 million, which we paid on December 21, 2006.

- On December 21, 2006, we also paid $3.05 billion to the Asbestos Trust. This additional $3.05 billion payment was due because the plan of reorganization required that we pay this amount if the 109th Congress did not pass the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation before Congress adjourned. Because the 109th Congress adjourned in December 2006 without passing this legislation, we made the $3.05 billion payment to the Trust. As a result of this payment, we have fully funded the Trust and have no further payment obligations to the Trust.

- The bankruptcy court entered a channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the Trust and no one may bring such a claim against the debtor companies.

- Asbestos property damage claims against the debtors are not part of the channeling injunction or the Asbestos Trust, which deal only with asbestos personal injury or related claims. We have reached agreements to settle all remaining asbestos property damage claims asserted against the debtors, with the exception of one small claim brought by a homeowner. In 2006, we paid approximately $99 million for asbestos property damage claim settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, including associated legal fees, is approximately $48 million and is included in accrued expenses.

- Pursuant to the plan of reorganization, allowed claims of all other creditors have been, or will be, paid in full, with interest where agreed or required.

- In connection with the plan of reorganization, we conducted an offering in which we issued to stockholders as of June 30, 2006 the right to purchase, at $40.00 per share, one new share of our common stock for each share owned. This offering is referred to as the Rights Offering. In connection with the Rights Offering, Berkshire Hathaway Inc. agreed to purchase at that price all shares underlying any unexercised rights. We received net proceeds of approximately $1.7 billion and issued 44.92 million new shares of our common stock in connection with completion of the Rights Offering in the third quarter of 2006.

The following subsidiaries were debtors in the Chapter 11 proceedings: U.S. Gypsum; USG Interiors, Inc., or USG Interiors; USG Interiors International, Inc.; L&W Supply Corporation, or L&W Supply; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The plan of reorganization resolving the debtors' asbestos personal injury liabilities and the injunction channeling those liabilities to the Trust do not include any of our non-U.S. subsidiaries, any companies that L&W Supply acquired after we filed the bankruptcy petitions or any companies that we may acquire in the future.

     Additional information about funding the plan of reorganization is included under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 3 to the Consolidated Financial Statements. Additional information about the Rights Offering is included in Note 4 to the Consolidated Financial Statements. Asbestos property damage claims are discussed in Note 19 to the Consolidated Financial Statements.

OPERATING SEGMENTS

Our operations are organized into three operating segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution, the net sales of which accounted for approximately 53%, 11% and 36%, respectively, of our 2006 consolidated net sales.

NORTH AMERICAN GYPSUM

BUSINESS

North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes U.S. Gypsum in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 30% of total domestic gypsum wallboard sales in 2006. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.

PRODUCTS

North American Gypsum's products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK(R) brand name. A line of joint compounds used for finishing wallboard joints is also sold under the SHEETROCK(R) brand name. The DUROCK(R) line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK(R) line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems and as roof cover board sold under the SECUROCK(R) brand name. The LEVELROCK(R) line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential, commercial and multifamily installations. We also produce a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK(R) brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the trade names RED TOP(R), IMPERIAL(R) and DIAMOND(R). We also produce gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

MANUFACTURING

North American Gypsum manufactures products at 44 plants located throughout the United States, Canada and Mexico.

     Gypsum rock is mined or quarried at 14 company-owned locations in North America. In 2006, these locations provided approximately 71% of the gypsum used by our plants in North America. Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. Outside purchases or acquisitions accounted for 29% of the gypsum used in our plants in 2006. As of December 31, 2006, our geologists estimated that our recoverable rock reserves are sufficient for more than 21 years of operation based on our average annual production of crude gypsum during the past five years of 9.9 million tons. Proven reserves contain approximately 210 million tons. Additional reserves of approximately 157 million tons are found on four properties not in operation.

     About 24% of the gypsum used in our plants in North America is synthetic gypsum, which is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer's facility and transport it to our wallboard plants by ship, river barge, railcar or truck. The supply of synthetic gypsum continues to increase as more power generation plants are fitted with desulphurization equipment. Eleven of our 24 gypsum wallboard plants use some or all synthetic gypsum in their operations.

     We own and operate seven paper mills located across the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our wallboard production processes. We augment our paper needs through purchases from outside suppliers. About 6% of our paper supply was purchased from outside suppliers during 2006.

MARKETING AND DISTRIBUTION

Our gypsum products are distributed through L&W Supply, our wholly owned subsidiary, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on our estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, we estimate that during 2006:

- New residential construction generated about 46% of total industry volume demand for gypsum wallboard;

- Residential and nonresidential repair and remodel activity generated about 40% of volume demand;

-    New nonresidential construction generated about 9% of volume demand; and

- Other activities such as exports and temporary construction generated the remaining 5% of volume demand.

COMPETITION

U.S. Gypsum accounts for approximately 30% of the total gypsum wallboard sales in the United States. In 2006, U.S. Gypsum shipped 10.8 billion square feet of wallboard. The Gypsum Association estimated that U.S. industry shipments (including imports) in 2006 were 36.2 billion square feet, the second highest level in history.

     Our competitors in the United States are: National Gypsum Company, BPB Gypsum Inc. and BPB America Inc. (subsidiaries of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America, Inc., Federal Gypsum Company and PABCO Gypsum. Our competitors in Canada include BPB Canada Inc. (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), Lafarge North America, Inc. and Federal Gypsum Company. Our major competitor in Mexico is Panel Rey, S.A. The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

WORLDWIDE CEILINGS

BUSINESS

Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. We are a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the largest manufacturer of ceiling grid and the second-largest manufacturer/marketer of acoustical ceiling tile in the world.

PRODUCTS

Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. We market both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors' significant trade names include the AURATONE(R) and ACOUSTONE(R) brands of ceiling tile and the DONN(R), DX(R), FINELINE(R), CENTRICITEE(R), CURVATURA(R) and COMPASSO(R) brands of ceiling grid.

MANUFACTURING

Worldwide Ceilings manufactures products at 17 plants located in North America, Europe and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings' products include mineral fiber, steel, perlite, starch and high-pressure laminates. We produce some of these raw materials internally and obtain others from outside suppliers.

MARKETING AND DISTRIBUTION

Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. Ceiling products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.

COMPETITION

Our principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. Our principal global competitors in acoustical ceiling tile include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), BPB America Inc. and BPB Canada Inc. (subsidiaries of Compagnie de Saint-Gobain SA) and AMF Mineralplatten GmbH Betriebs KG (owned by Gebr. Knauf Verwaltungsgellschaft KG). Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

BUILDING PRODUCTS DISTRIBUTION

BUSINESS

Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2006, L&W Supply distributed approximately 12% of all gypsum wallboard in the United States, including approximately 32% of U.S. Gypsum's wallboard production.

MARKETING AND DISTRIBUTION

L&W Supply was organized in 1971. It is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 54% of its 2006 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.

     L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. L&W Supply increased the number of its locations, largely through acquisitions, to 220 in 36 states as of December 31, 2006, compared with 192 locations as of December 31, 2005 and 186 locations as of December 31, 2004.

COMPETITION

L&W Supply competes with a number of specialty wallboard distributors, lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors. Its competitors include Gypsum Management Supply with locations in the southern, central and western United States, KCG, Inc. in the southwestern and central United States, The Strober Organization, Inc. in the northeastern and mid-Atlantic states, and Allied Building Products Corporation in the northeastern, central and western United States. Principal methods of competition are location, service, range of products and pricing.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 16, 2007).

OTHER INFORMATION

RESEARCH AND DEVELOPMENT

We perform research and development at the USG Research and Technology Innovation Center in Libertyville, Ill. Research team members provide product support and new product development for our operating units. With unique fire, acoustical, structural and environmental testing capabilities, the research center can evaluate products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at two satellite locations where industrial designers and fabricators work on new ceiling grid concepts and prototypes. In 2006, we formed a new exploratory research group that gives special focus to innovation, further enhancing the research team's commitment to supporting our growth.

     We charge research and development expenditures to earnings as incurred. These expenditures amounted to $20 million in 2006, $17 million in 2005 and $17 million in 2004.

ENERGY

Our primary supplies of energy have been adequate, and we have not been required to curtail operations as a result of insufficient supplies. Supplies are likely to remain sufficient for our projected requirements. Currently, we use energy price swap agreements to hedge the cost of a substantial majority of purchased natural gas. Generally, we have a substantial majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market conditions warrant.

SIGNIFICANT CUSTOMER

On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of our consolidated net sales in each of 2006, 2005 and 2004.

OTHER

Because we fill orders upon receipt, no operating segment has any significant order backlog.

     None of our operating segments has any special working capital requirements.

     Loss of one or more of our patents or licenses would not have a material impact on our business or our ability to continue operations.

     No material part of any of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     All of our products regularly require improvement to remain competitive. We also develop and produce comprehensive systems employing several of our products. To maintain our high standards and remain a leader in the building materials industry, we perform extensive research and development activities and make the necessary capital expenditures to maintain production facilities in good operating condition.

     In 2006, our average number of employees was 14,700.

     See Note 17 to the Consolidated Financial Statements for financial information pertaining to operating and geographic segments and Item 1A, Risk

Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

AVAILABLE INFORMATION

We maintain a website at www.usg.com and make available at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: Corporate Secretary, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, industry or future financial performance. You should carefully consider these factors, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes related to any of the factors listed below could affect our business, financial condition, results of operations and growth.

OUR BUSINESSES ARE CYCLICAL IN NATURE, AND PROLONGED PERIODS OF WEAK DEMAND OR EXCESS SUPPLY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets. Prices for our products and services are affected by overall supply and demand in the markets for our products and for our competitors' products. Market prices of building products historically have been volatile and cyclical. There is currently significant excess wallboard production capacity industry-wide, and we expect approximately 1 billion square feet of additional capacity, net of recent closures, to become operational in the industry in 2007, with more new capacity expected in 2008. Prolonged periods of weak demand or excess supply in any of our businesses may have a material adverse effect on our revenues and margins and harm our business, financial condition and operating results.

     The markets that we serve, including in particular the housing and construction-based markets, are affected by the movement of interest rates. Higher interest rates could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by a variety of other factors beyond our control, including employment levels, foreign currency exchange rates, office vacancy rates, unforeseen inflationary pressures and consumer confidence. Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and operating results.

THE SEASONAL NATURE OF OUR BUSINESSES MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICES OF OUR SECURITIES.

A majority of our businesses are seasonal, with peak sales typically occurring from spring through the middle of autumn. Quarterly results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Those variations may materially and adversely affect our financial performance and the trading prices of our securities.

WE FACE COMPETITION IN EACH OF OUR OPERATING SEGMENTS. IF WE CANNOT SUCCESSFULLY COMPETE IN THE MARKETPLACE, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

We face competition in each of our operating segments. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features. Actions of our competitors could lead to lower pricing by us in an effort to maintain market share. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance and develop our manufacturing and distribution capabilities.

     We also compete through our use and improvement of information technology. In order to remain competitive, we need to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have provided manual processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers' expectations regarding the capabilities and reliability of our systems may materially and adversely affect our operating results particularly during any prolonged period of disruption.

     We intend to continue making investments in research and development to develop new and improved products and more efficient production methods. We need to continue to develop new products and improve our existing products and production efficiency in order to maintain our market leadership position. Our failure to continue making these investments could depress our revenues and adversely affect our operating results and market share. In addition, there can be no assurance that revenue from new products or enhancements will be sufficient to recover the research and development expenses associated with their development.

WE INTEND TO PURSUE ACQUISITIONS, JOINT VENTURES AND OTHER TRANSACTIONS THAT COMPLEMENT OR EXPAND OUR BUSINESSES. WE MAY NOT BE ABLE TO COMPLETE PROPOSED TRANSACTIONS, AND EVEN IF COMPLETED, THE TRANSACTIONS MAY INVOLVE A NUMBER OF RISKS THAT MAY RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We have recently completed a number of acquisitions of businesses that we believe will contribute to our future success. We intend to continue to pursue opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve a number of risks, including:

- the diversion of management's attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

- possible adverse effects on our operating results during the integration process;

- failure of the acquired business to achieve expected operational objectives; and

- our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or their employees. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional indebtedness.

IF COSTS OF KEY RAW MATERIALS, ENERGY OR EMPLOYEE BENEFITS INCREASE, OR THE AVAILABILITY OF KEY RAW MATERIALS AND ENERGY DECREASES, OUR COST OF PRODUCTS SOLD WILL INCREASE, AND OUR OPERATING RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high pressure laminates. The cost of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. Furthermore, we may not be able to pass increased raw materials prices on to our customers if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in raw materials prices or if we cannot effectively hedge against price increases, our operating results may be materially and adversely affected.

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

     Approximately one quarter of the gypsum used in our plants is synthetic gypsum, which is a byproduct resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of synthetic gypsum are primarily power companies, which are required under federal environmental regulations to operate scrubbing equipment for their coal-fired generating plants. Environmental regulatory changes or changes in methods used to comply with environmental regulations could have an impact on the price and availability of synthetic gypsum.

     Energy costs also are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum and interior systems products, have both increased significantly and become more volatile in recent years. There may be substantial increases in the price, or a decline in the availability, of energy in the future, especially in light of recent instability in some energy markets. As is the case with raw materials, we may not be able to pass on increased costs through increases in the prices of our products.

     Transportation costs associated with our gypsum and interior systems products are a significant portion of the variable cost of each of our operating segments. Significant increases in the cost of fuel can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits.

     In addition, our profit margins are affected by costs related to maintaining our employee benefit plans (pension and medical insurance for active employees and retirees). The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates. Economic factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.

IF THE MARKET PRICE OF NATURAL GAS DECLINES, IT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS AS A RESULT OF OUR HEDGING TRANSACTIONS AND FIXED-PRICE SUPPLY AGREEMENTS FOR NATURAL GAS.

We use natural gas extensively in the production of gypsum and interior systems products. As a result, our revenues, profitability, operating cash flows and future rate of growth are highly dependent on the price of natural gas, which has been historically very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging transactions and fixed-price supply agreements. Although we benefit from those agreements when spot prices exceed contractually specified prices, if the market price for natural gas declines, we may not be able to take advantage of decreasing market prices while our competitors may be able to do so. Any substantial or extended decline in prices of or demand for natural gas could cause our production costs to be greater than that of our competitors. As a result, a decline in prices may have a material adverse effect on our business, financial condition and operating results.

     In addition, the results of our hedging transactions could be positive, neutral or negative in any period depending on price changes in the hedged exposures. Further, changes to the price of natural gas could result in changes to the value of our hedging contracts, which could impact our results of operations for a particular period. Our hedging activities are not designed to mitigate long-term natural gas price fluctuations and, therefore, will not protect us from long-term natural gas price increases.

THE LOSS OF SALES TO ONE OR MORE OF OUR MAJOR CUSTOMERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We face strong competition for our major customers. If one or more of our major customers reduces, delays or cancels substantial orders, our business, financial condition and operating results may be materially and adversely affected, particularly for the quarter in which the reduction, delay or cancellation occurs.

CERTAIN OF OUR CUSTOMERS HAVE BEEN EXPANDING AND MAY CONTINUE TO EXPAND THROUGH CONSOLIDATION AND INTERNAL GROWTH, THEREBY POSSIBLY DEVELOPING INCREASED BUYING POWER OVER US, WHICH MAY MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

Certain of our important customers are large companies with significant buying power over suppliers. In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues and operating results may be materially and adversely affected.

OUR SUBSTANTIAL INDEBTEDNESS MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Our substantial indebtedness may have material adverse effects on our business, including to:

-    make it more difficult for us to satisfy our debt service obligations;

- limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general corporate requirements;

- require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

- restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

- place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt;

- limit our flexibility to plan for, or react to, changes in our business and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations with respect to our outstanding indebtedness;

- increase our vulnerability to adverse general economic and industry conditions, including recessions; and

-    limit our ability or increase the cost to refinance indebtedness.

If we do incur additional indebtedness, the risks related to our substantial indebtedness may intensify.

WE REQUIRE A SIGNIFICANT AMOUNT OF LIQUIDITY TO SERVICE OUR INDEBTEDNESS AND FUND OPERATIONS, CAPITAL EXPENDITURES, RESEARCH AND DEVELOPMENT EFFORTS, ACQUISITIONS AND OTHER CORPORATE EXPENSES.

Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our needs.

     If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:

-    curtail operations;

- reduce or delay planned capital expenditures, research and development or acquisitions;

- obtain additional financing or restructure or refinance all or a portion of our indebtedness on or before maturity;

-    sell assets or businesses; and

-    sell additional equity.

Any curtailment of operations, reduction or delay in planned capital expenditures, research and development or acquisitions or sale of assets or businesses may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

COVENANT RESTRICTIONS UNDER OUR CREDIT AGREEMENT AND THE INDENTURE GOVERNING OUR SENIOR NOTES MAY LIMIT OUR ABILITY TO PURSUE BUSINESS ACTIVITIES OR OTHERWISE OPERATE OUR BUSINESS.

Our credit agreement and the indenture governing our senior notes contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including our ability to:

-    incur additional indebtedness;

-    make guarantees;

-    sell assets or make other fundamental changes;

-    engage in mergers and acquisitions;

-    make investments;

-    enter into transactions with our affiliates;

-    change our business purposes; and

-    enter into sale and lease-back transactions.

In addition, we are subject to agreements that require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to comply with these covenants or meet those financial ratios and tests. We may not meet those ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

WE ARE SUBJECT TO ENVIRONMENTAL AND SAFETY REGULATIONS THAT MAY CHANGE AND COULD CAUSE US TO MAKE MODIFICATIONS TO HOW WE MANUFACTURE AND PRICE OUR PRODUCTS.

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

     Environmental laws tend to become more
stringent over time, and we could incur material expenses relating to compliance with future environmental laws. In addition, the price and availability of certain of the raw materials that we use, including synthetic gypsum, may vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials, a decline in their availability or future costs relating to our compliance with environmental laws may materially and adversely affect our operating margins or result in reduced demand for our products.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM FOR THEIR EXPERTISE AND LEADERSHIP, AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

Our success depends on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract and retain additional personnel could prevent us from implementing our business strategy. Although we have incentives for management to stay with us, we cannot assure you that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE.

We have not paid a dividend on our common stock since the first quarter of 2001 and have no plans to do so in the foreseeable future. Further, our credit facilities prohibit us from paying a dividend on, or repurchasing, our stock if a default exists under the credit facilities. Because we do not expect to pay dividends on our common stock in the foreseeable future, investors will have to rely on stock appreciation for a return on their investment.

A SMALL NUMBER OF OUR STOCKHOLDERS COULD BE ABLE TO SIGNIFICANTLY INFLUENCE OUR BUSINESS AND AFFAIRS.

Based on filings made with the SEC and other information available to us, as of January 31, 2007, we believe that fewer than 10 organizations or individuals collectively controlled over 50% of our common stock, including Berkshire Hathaway Inc., which beneficially owned approximately 19% of our common stock as of that date. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. In 2006, U.S. Gypsum's SHEETROCK(R) brand gypsum wallboard plants operated at 92% of capacity. USG Interiors' AURATONE(R) brand ceiling tile plants operated at 65% of capacity. The locations of our production properties, grouped by operating segment, are as follows (plants are owned unless otherwise indicated):

NORTH AMERICAN GYPSUM

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS *
Aliquippa, Pa.**
Baltimore, Md.**
Boston (Charlestown), Mass.
Bridgeport, Ala.**
Detroit (River Rouge), Mich.
East Chicago, Ind.**
Empire, Nev.
Fort Dodge, Iowa
Galena Park, Texas**
Jacksonville, Fla.**
New Orleans, La.**
Norfolk, Va.
Plaster City, Calif.
Rainier, Ore.
Shoals, Ind.**
Sigurd, Utah
Southard, Okla.
Sperry, Iowa**
Stony Point, N.Y.
Sweetwater, Texas
Hagersville, Ontario, Canada**
Montreal, Quebec, Canada **
Monterrey, Nuevo Leon, Mexico
Puebla, Puebla, Mexico

* The gypsum wallboard line at Santa Fe Springs, Calif., was permanently closed in January 2007.

**   Plants supplied fully or partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)

Auburn, Wash.
Bridgeport, Ala.
Chamblee, Ga.
Dallas, Texas
East Chicago, Ind.
Fort Dodge, Iowa
Galena Park, Texas
Gypsum, Ohio
Jacksonville, Fla.
Phoenix (Glendale), Ariz. (leased)
Port Reading, N.J.
Sigurd, Utah
Torrance, Calif.
Calgary, Alberta, Canada (leased)
Hagersville, Ontario, Canada
Montreal, Quebec, Canada
Surrey, British Columbia, Canada
Monterrey, Nuevo Leon, Mexico
Puebla, Puebla, Mexico

CEMENT BOARD

Baltimore, Md.
Detroit (River Rouge), Mich.
New Orleans, La.
Santa Fe Springs, Calif.
Monterrey, Nuevo Leon, Mexico

GYPSUM ROCK (MINES AND QUARRIES)

Alabaster (Tawas City), Mich.
Empire, Nev.
Fort Dodge, Iowa
Plaster City, Calif.
Shoals, Ind.
Sigurd, Utah
Southard, Okla.
Sperry, Iowa
Sweetwater, Texas
Hagersville, Ontario, Canada
Little Narrows, Nova Scotia, Canada
Windsor, Nova Scotia, Canada
Tecoman, Colima, Mexico
Monterrey, Nuevo Leon, Mexico

PAPER FOR GYPSUM WALLBOARD

Clark, N.J.
Galena Park, Texas
Gypsum, Ohio
Jacksonville, Fla.
North Kansas City, Mo.
Oakfield, N.Y.
South Gate, Calif.

OTHER PRODUCTS

We operate a mica-processing plant at Spruce Pine, N.C. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Puebla, Puebla, Mexico and Monterrey, Nuevo Leon, Mexico. We produce plaster products at Saltillo, Coahuila, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, paper-faced metal corner bead at Auburn, Wash., and Weirton, W.Va., structural cementitious panels at Delavan,

Wis. (leased), light gauge steel framing products at Tuscaloosa, Ala. (leased), and sealants and finishes at La Mirada, Calif.

NEW FACILITIES

Under our capital expenditures program, we are building new gypsum wallboard plants in Washingtonville, Pa., which we expect to complete in 2008, and Tecoman, Colima, Mexico, which we expect to complete in 2007. We are also replacing existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line. We expect to complete the Norfolk project in 2007. In 2006, we acquired a paper mill in Otsego, Mich., and are converting it to manufacture high-quality, low-cost wallboard paper. We expect it to become operational in 2008.

OCEAN VESSELS

Gypsum Transportation Limited, our wholly owned subsidiary headquartered in Bermuda, owns and operates a fleet of three self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to our East Coast plants. We offer excess ship time, when available, for charter on the open market to back haul cargo such as coal. We have placed an order for a new 40,000-ton self-unloading ship that is intended to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2008.

WORLDWIDE CEILINGS

CEILING GRID

Cartersville, Ga.
Stockton, Calif.
Westlake, Ohio
Auckland, New Zealand (leased)
Dreux, France
Oakville, Ontario, Canada
Peterlee, England (leased)
Shenzhen, China (leased)
St. Petersburg, Russia (leased)
Viersen, Germany

A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. Slitter plants are located in Stockton, Calif. (leased), and Antwerp, Belgium (leased).

CEILING TILE

Cloquet, Minn.
Greenville, Miss.
Walworth, Wis.

OTHER PRODUCTS

We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., metal specialty systems at Oakville, Ontario, Canada, joint compound at Peterlee, England, St. Petersburg, Russia, Viersen, Germany, and Port Klang, Malaysia (leased), gypsum wallboard and joint compound at Lima, Peru, and bead and trim products at Stockton, Calif.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2, Resolution of USG's Reorganization Proceedings, and Note 19, Litigation, for information on legal proceedings, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2007, there were 2,916 record holders of our common stock. We currently do not pay dividends on our common stock.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

We did not purchase any of our equity securities during the fourth quarter of 2006.

     The high and low sales prices of our common stock in 2006 and 2005 were as follows:

                       2006               2005
                 ----------------   ---------------
                   High      Low     High      Low
                 -------   ------   ------   ------
First quarter    $ 99.30   $64.05   $40.95   $26.80
Second quarter    121.70    65.33    50.00    30.07
Third quarter*     57.45    43.68    71.25    40.57
Fourth quarter     58.50    46.00    69.47    56.40

* During the third quarter of 2006, we completed the Rights Offering pursuant to which our stockholders of record on June 30, 2006 were issued transferable rights to purchase, at $40 per share, one new share of our common stock for each share owned. In connection with the Rights Offering we issued 44.92 million new shares of our common stock. The historical common stock prices shown above have not been adjusted to reflect the Rights Offering.

ITEM 6. SELECTED FINANCIAL DATA

USG CORPORATION
FIVE-YEAR SUMMARY

                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                  2006      2005      2004      2003      2002
                                                                -------   -------   -------   -------   -------
(dollars in millions, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                                       $ 5,810   $ 5,139   $ 4,509   $ 3,666   $ 3,468
Cost of products sold                                             4,440     4,037     3,672     3,121     2,884
Gross profit                                                      1,370     1,102       837       545       584
Selling and administrative expenses                                 419       352       317       324       312
Asbestos claims provision (reversal)                                (44)    3,100        --        --        --
Chapter 11 reorganization expenses                                   10         4        12        11        14
Operating profit (loss)                                             985    (2,354)      508       210       258
Interest expense (a)                                                555         5         5         6         8
Interest income                                                     (43)      (10)       (6)       (4)       (4)
Other income, net                                                    (3)       --        --        (9)       (2)
Income taxes (benefit)                                              188      (924)      197        79       117
Earnings (loss) before cumulative effect of accounting change       288    (1,425)      312       138       139
Cumulative effect of accounting change                               --       (11)       --       (16)      (96)
Net earnings (loss)                                                 288    (1,436)      312       122        43
Net Earnings (Loss) Per Common Share (b):
   Cumulative effect of accounting change                            --     (0.20)       --     (0.29)    (1.72)
   Basic                                                           4.34    (25.49)     5.62      2.18       .77
   Diluted                                                         4.33    (25.49)     5.62      2.18       .77
                                                                -------   -------   -------   -------   -------
BALANCE SHEET DATA (as of the end of the year):
Working capital                                                     943     1,579     1,220     1,084       939
Current ratio                                                      1.53      3.63      3.14      3.62      3.14
Cash and cash equivalents (c)                                       565       936       756       700       649
Property, plant and equipment, net                                2,210     1,946     1,853     1,818     1,788
Total assets                                                      5,365     6,142     4,278     3,799     3,636
Long-term debt (d) (e)                                            1,439        --         1         2         2
Liabilities subject to compromise (e)                                --     5,340     2,242     2,243     2,272
Total stockholders' equity (deficit)                              1,534      (302)    1,024       689       535
                                                                -------   -------   -------   -------   -------
OTHER INFORMATION:
Capital expenditures                                                393       198       138       111       100
Stock price per common share (f)                                  54.80     65.00     40.27     16.57      8.45
Cash dividends declared per common share                             --        --        --        --        --
Average number of employees                                      14,700    14,100    13,800    13,900    14,100

(a) Interest expense for 2006 included post-petition interest and fees of $528 million related to pre-petition obligations. In accordance with bankruptcy accounting rules, interest expense on pre-petition debt and other obligations had not been accrued or recorded from June 25, 2001, the date on which we filed our Chapter 11 petition for reorganization, through December 31, 2005.

(b) Net earnings (loss) per common share reflect the effect of the Rights Offering described in Note 4 to the Consolidated Financial Statements.

(c) Cash, cash equivalents and restricted cash totaled $571 million as of December 31, 2006. Cash, cash equivalents, restricted cash and marketable securities totaled $1.577 billion as of December 31, 2005, $1.249 billion as of December 31, 2004, $947 million as of December 31, 2003 and $830 million as of December 31, 2002.

(d) Total debt as of December 31, 2006 was $2.504 billion. See Note 3 to the Consolidated Financial Statements.

(e) Debt of $1.005 billion was included in liabilities subject to compromise for 2002 through 2005.

(f)  Stock price per common share reflects the final closing price of the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

On June 25, 2001, USG Corporation and 10 of its United States subsidiaries, collectively referred to as the debtors, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were consolidated as In re: USG Corporation et al. (Case No. 01-2094). These cases did not include any of our non-U.S. subsidiaries or companies that our subsidiary L&W Supply Corporation acquired after we filed the bankruptcy petitions.

     In the second quarter of 2006, the debtors emerged from their Chapter 11 reorganization proceedings as a result of a plan of reorganization that was confirmed by the bankruptcy court and the United States District Court for the District of Delaware. The plan became effective on June 20, 2006, which is referred to in this report as the Effective Date. The plan achieved our goals of resolving asbestos claims in a fair and equitable manner, protecting the long-term value of our businesses and maintaining our leadership positions in markets in which we compete.

     As part of the plan, the following important events have occurred:

- We created and funded a trust under Section 524(g) of the Bankruptcy Code for the payment of asbestos personal injury claims against the debtors. This trust is also referred to as the Asbestos Trust or the Trust.

- On the Effective Date, we paid $890 million to the Asbestos Trust and issued to the Trust an interest-bearing note in the amount of $10 million, which we paid on December 21, 2006.

- On December 21, 2006, we also paid $3.05 billion to the Asbestos Trust. This additional $3.05 billion payment was due because the plan of reorganization required that we pay this amount if the 109th Congress did not pass the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation before Congress adjourned. Because the 109th Congress adjourned in December 2006 without passing this legislation, we made the $3.05 billion payment to the Trust. As a result of this payment, we have fully funded the Trust and have no further payment obligations to the Trust.

- The bankruptcy court entered a channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the Trust and no one may bring such a claim against the debtor companies.

- Asbestos property damage claims against the debtors are not part of the channeling injunction or the Asbestos Trust, which deal only with asbestos personal injury or related claims. We have reached agreements to settle all remaining asbestos property damage claims asserted against the debtors, with the exception of one small claim brought by a homeowner. In 2006, we paid approximately $99 million for asbestos property damage claim settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, including associated legal fees, is approximately $48 million and is included in accrued expenses.

- Pursuant to the plan of reorganization, allowed claims of all other creditors have been, or will be, paid in full, with interest where agreed or required.

- In connection with the plan of reorganization, we conducted an offering in which we issued to stockholders as of June 30, 2006 the right to purchase, at $40.00 per share, one new share of our common stock for each share owned. This offering is referred to as the Rights Offering. In connection with the Rights Offering, Berkshire Hathaway Inc. agreed to purchase at that price all shares underlying any unexercised rights. We received net proceeds of approximately $1.7 billion and issued 44.92 million new shares of our common stock in connection with completion of the Rights Offering in the third quarter of 2006.

The following subsidiaries were debtors in the Chapter 11 proceedings: United States Gypsum Company, or U.S. Gypsum; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation, or L&W Supply; Beadex Manufacturing, LLC; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

     Additional information about funding the plan of reorganization is included under "Liquidity and Capital Resources" below and in Note 3 to the Consolidated Financial Statements. Additional information about the Rights Offering is included in Note 4 to the Consolidated Financial Statements. Asbestos property damage claims are discussed in Note 19 to the Consolidated Financial Statements.

FINANCIAL INFORMATION

Net sales in 2006 were a record $5.810 billion, surpassing the previous record set in 2005 by 13%. Operating profit of $985 million was also a record. Net earnings were $288 million, or $4.33 per diluted share.

     These results were primarily driven by higher selling prices for our products and a strong level of new housing construction in the early part of 2006. However, housing starts fell considerably during the second half of the year causing demand for building products to decrease.

     Shipments of gypsum wallboard in 2006 were the second highest in history for the industry. Capacity utilization rates in excess of 90% for the industry resulted in higher market selling prices for gypsum wallboard in 2006. The nationwide average realized selling price for our SHEETROCK(R) brand gypsum wallboard rose 25% from 2005. However, as demand fell in the second half of the year, capacity utilization rates and selling prices also began to drop.

     As of December 31, 2006, we had $565 million of cash and cash equivalents compared with $1.6 billion of cash, cash equivalents, restricted cash and marketable securities as of December 31, 2005. The decline primarily reflects our funding of payments due under our plan of reorganization.

MARKET TRENDS

Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets. Housing starts, a major source of demand for our products and services, experienced a rapid decline in the second half of 2006. According to data issued by the U.S. Bureau of the Census, starts fell from an annualized rate of more than 2 million units at the beginning of 2006 to about
1.6 million at the end of the year, representing a drop of over 20%.

     The downturn that began in 2006 has been rapid as both homebuilders and drywall dealers reduced activity to keep inventories from expanding. For us, that meant a rapid contraction in wallboard demand. Industry wallboard shipments, which were up about 6% in the first seven months of 2006 compared with the first seven months of 2005, were down 15% in the last five months of 2006 compared with the same period in 2005. As a result, industry capacity utilization rates went from about 100% at mid-year 2006 to less than 80% at the end of the year, and wallboard pricing began declining as capacity utilization rates fell below 90%, the level at which prices historically have begun to erode. U.S. Gypsum's wallboard capacity utilization rate was about 79% for the fourth quarter of 2006.

     During 2007, we expect USG and industry wallboard volumes to be below 2006 levels, and we expect a further decline in selling prices. This combination is expected to have a significant negative impact on North American Gypsum profits compared with the record-setting performance of recent years.

     We are responding to the changing market conditions with a goal of matching our gypsum wallboard operations more closely to current demand levels. As of January 31, 2007, we had temporarily curtailed annual gypsum wallboard production by more than 2 billion square feet by reducing shifts and days of operation at higher-cost plants. In addition, in January 2007, we permanently closed two older, high-cost production lines, one at our Jacksonville, Fla., plant and one at our Santa Fe Springs, Calif., plant, eliminating an additional 400 million square feet of annual capacity.

     Currently, there is significant excess wallboard production capacity industry-wide. We expect approximately 1 billion square feet of additional capacity, net of recent closures, to become operational in the industry in 2007, with more new capacity expected in 2008. We expect to see continued downward pressure on industry utilization rates and selling prices during 2007.

     See Part I, Item 1A, Risk Factors, for additional information on the cyclicality of our businesses and other risks and uncertainties that affect our businesses.

STRATEGIC ACTIONS

In addition to the steps we have taken to match our gypsum wallboard operations more closely to current demand levels, we intend to continue to seek opportunities to grow our business and improve operating results by:

- making selective acquisitions to grow our Building Products Distribution business;

- continuing to invest in new, low-cost gypsum wallboard manufacturing capacity to improve operating margins and maintain our commitment to customer service;

- introducing new products that complement our current product lines and leverage our customer relationships; and

- reducing costs by improving production efficiencies and completing information technology initiatives to enhance operations, including a supply chain optimization project.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES

Net sales were $5.810 billion in 2006, $5.139 billion in 2005 and $4.509 billion in 2004.

     Net sales for 2006 reached an all-time high and represented a 13% increase over 2005 primarily due to higher realized selling prices for all major product lines. For the third consecutive year, net sales increased for all three operating segments. Net sales were up for the North American Gypsum and Building Products Distribution operating segments primarily due to higher selling prices, partially offset by lower volume, for gypsum wallboard. Net sales for the Worldwide Ceilings operating segment increased primarily due to higher selling prices and volume for ceiling grid and higher selling prices, partially offset by lower volume, for ceiling tile.

     Net sales for 2005 were up 14% over 2004. Net sales increased for North American Gypsum primarily due to higher selling prices and record shipments for SHEETROCK(R) brand gypsum wallboard. Net sales for the Building Products Distribution segment improved primarily due to record shipments and higher selling prices for gypsum wallboard. Net sales for the Worldwide Ceilings segment increased primarily due to higher selling prices for ceiling grid and tile, while shipments of these product lines were down.

COST OF PRODUCTS SOLD

Cost of products sold totaled $4.440 billion in 2006, $4.037 billion in 2005 and $3.672 billion in 2004.

     Cost of products sold increased in 2006 compared with 2005 primarily due to the effect of higher costs for natural gas and raw materials for all major product lines.

     Cost of products sold increased in 2005 compared with 2004 primarily reflecting increased volume for SHEETROCK(R) brand gypsum wallboard and gypsum-related products as well as higher costs for natural gas, freight and raw materials.

GROSS PROFIT

Gross profit was $1.370 billion in 2006, $1.102 billion in 2005 and $837 million in 2004. Gross margin (gross profit as a percentage of net sales) was 23.6% in 2006, 21.4% in 2005 and 18.6% in 2004.

     Gross profit increased in 2006 compared with 2005 primarily due to higher selling prices for SHEETROCK(R) brand gypsum wallboard and for all other major product lines, partially offset by higher costs for natural gas and raw materials.

     Gross profit improved in 2005 versus 2004 primarily due to increased shipments of SHEETROCK(R) brand gypsum wallboard and higher selling prices for many major product lines, offset in part by higher costs for natural gas, freight and raw materials.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $419 million in 2006, $352 million in 2005 and $317 million in 2004. As a percentage of net sales, these expenses were 7.2% in 2006, 6.8% in 2005 and 7.0% in 2004.

     The increase in 2006 selling and administrative expenses versus 2005 primarily reflected increased expenses for compensation and benefits, including incentive compensation, costs associated with the move to our new corporate offices scheduled for March 2007 and funding for marketing and growth initiatives.

     The increase in 2005 selling and administrative expenses compared with 2004 primarily reflected compensation and benefits expenses, including retention and incentive compensation, and higher funding for marketing and growth initiatives.

ASBESTOS CLAIMS PROVISION (REVERSAL)

In connection with our evaluation of the cost of resolving our asbestos-related liabilities, in the fourth quarter of 2005 we recorded a pretax charge of $3.1 billion ($1.935 billion, or $34.34 per share, after-tax), increasing our reserve for all asbestos claims to $4.161 billion. In increasing our reserve, we included the anticipated cost of funding the Asbestos Trust. We also included the estimated cost of resolving asbestos property damage claims, other asbestos-related claims and associated legal expenses.

     In 2006, we reversed $44 million pretax ($27 million, or $0.41 per diluted share, after-tax) of our reserve for asbestos-related liabilities. This included pretax reversals of $27 million in the second quarter and an additional $17 million in the third quarter. These reversals, which are reflected as income in the consolidated statement of operations, were based on our evaluation in each quarter of the settlements of asbestos property damage claims.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses consisted of the following:

                                     2006    2005   2004
                                     -----   ----   ----
(millions)
Legal and financial advisory fees    $ 34    $ 36   $ 24
Bankruptcy-related interest income    (24)    (32)   (12)
                                     -----   ----   ----
Total                                  10       4     12
                                     =====   ====   ====

INTEREST EXPENSE

Interest expense was $555 million in 2006, $5 million in 2005 and $5 million in 2004. Interest expense for 2006 included a charge for post-petition interest and fees related to pre-petition obligations totaling $528 million ($325 million, or $4.88 per diluted share, after-tax). In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," virtually all of our outstanding debt had been classified as liabilities subject to compromise in prior periods, and from the date on which we filed our Chapter 11 petition for reorganization through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded. Contractual interest expense not accrued or recorded on pre-petition debt totaled $80 million in 2005 and $71 million in 2004.

INTEREST INCOME

Non-bankruptcy-related interest income was $43 million in 2006, $10 million in 2005 and $6 million in 2004. This interest income was generated primarily from our investments in marketable securities that we held during the bankruptcy period. As of December 31, 2006, we had no investments in marketable securities.

OTHER INCOME, NET

Other income, net was $3 million in 2006 and zero in 2005 and 2004.

INCOME TAXES (BENEFIT)

Income tax expense of $188 million was recorded in 2006. An income tax benefit of $924 million was recorded in 2005 as a result of the provision for asbestos claims. Income tax expense was $197 million in 2004. Our effective tax rates were 39.5% for 2006, 39.3% for 2005 and 38.6% for 2004.

     The effective tax rate for 2005 reflected a $25 million reduction in our third quarter 2005 income tax provision in connection with the Internal Revenue Service's completion of its audit of our federal income tax returns for the years 2000 through 2002. Due to the results of the audit, a portion of our recorded income tax contingency reserves became unnecessary and were eliminated. In the fourth quarter of 2005, this reduction was offset by an increase of $41 million ($28 million net of federal benefit) in the valuation allowance relating to our reserve for asbestos claims.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 2005, we adopted Financial Accounting Standards Board Interpretation No. 47, or FIN 47. A noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005.

     See Note 12 to the Consolidated Financial Statements for additional information related to the adoption of FIN 47.

NET EARNINGS (LOSS)

Net earnings in 2006 were $288 million, or $4.33 per diluted share. These amounts included an after-tax charge of $325 million, or $4.88 per diluted share, for post-petition interest and fees related to pre-petition obligations as described above. Net earnings and diluted earnings per share for 2006 included after-tax income of $27 million, or $0.41 per diluted share, as a result of the reversal of the reserve for asbestos-related claims described above.

     We incurred a net loss of $1.436 billion, or $25.49 per diluted share, in 2005. This loss included the after-tax provision of $1.935 billion, or $34.34 per share, for asbestos claims and an after-tax charge of $11 million, or $0.20 per share, for the cumulative effect of an accounting change related to the adoption of FIN 47.

     Net earnings in 2004 were $312 million, or $5.62 per diluted share.

     Earnings per share data for 2006 reflect the issuance of 44.92 million shares of common stock in the third quarter of 2006 in connection with the Rights Offering. We have adjusted earnings per share data for 2005 and 2004 to reflect the effect of the issuance of shares of common stock in connection with the Rights Offering.

CORE BUSINESS RESULTS OF OPERATIONS

                                             Net Sales           Operating Profit (Loss)
                                     -------------------------   -----------------------
                                       2006     2005     2004     2006     2005     2004
                                     -------   ------   ------   -----   -------   -----
(millions)
NORTH AMERICAN GYPSUM:
United States Gypsum Company         $ 3,215   $2,881   $2,474   $ 742   $(2,557)  $348
CGC Inc. (gypsum)                        341      323      297      46        53     49
Other subsidiaries*                      266      224      178      48        38     31
Eliminations                            (201)    (206)    (196)     --        --     --
                                     -------   ------   ------   -----   -------   ----
Total                                  3,621    3,222    2,753     836    (2,466)   428
                                     -------   ------   ------   -----   -------   ----
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      507      489      488      53        43     42
USG International                        235      210      200      13         9     12
CGC Inc. (ceilings)                       57       55       51      11        10      8
Eliminations                             (43)     (47)     (51)     --        --     --
                                     -------   ------   ------   -----   -------   ----
Total                                    756      707      688      77        62     62
                                     -------   ------   ------   -----   -------   ----
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                 2,477    2,048    1,738     203       149    103
                                     -------   ------   ------   -----   -------   ----
Corporate                                 --       --       --    (117)      (90)   (73)
Chapter 11 reorganization expenses        --       --       --     (10)       (4)   (12)
Eliminations                          (1,044)    (838)    (670)     (4)       (5)    --
                                     -------   ------   ------   -----   -------   ----
TOTAL USG CORPORATION                  5,810    5,139    4,509     985    (2,354)   508
                                     =======   ======   ======   =====   =======   ====

* Includes USG Mexico, S.A. de C.V., a building products business in Mexico; Gypsum Transportation Limited, a shipping company in Bermuda; and USG Canadian Mining Ltd., a mining operation in Nova Scotia

NORTH AMERICAN GYPSUM

Net sales for the North American Gypsum segment increased 12% in 2006 and 17% in 2005 compared with the respective prior years. Operating profit of $836 million in 2006 included the reversal of $44 million of our reserve for asbestos-related liabilities. An operating loss of $2.466 billion in 2005 resulted primarily from a $3.1 billion charge for asbestos-related claims recorded in the fourth quarter of 2005 that was associated with our then-proposed plan of reorganization. Operating profit in 2004 amounted to $428 million.

United States Gypsum Company - 2006 Compared With 2005: Net sales in 2006 increased $334 million, or 12%, from 2005. Operating profit in 2006 was $742 million and included the above-mentioned reversal of $44 million of our reserve for asbestos-related liabilities. An operating loss of $2.557 billion in 2005 included the above-mentioned $3.1 billion charge for asbestos claims. Operating results benefited in 2006 primarily from higher average selling prices for SHEETROCK(R) brand gypsum wallboard, SHEETROCK(R) brand joint treatment products and FIBEROCK(R) brand gypsum fiber panels. However, the higher levels of average selling prices were partially offset by lower shipments of gypsum wallboard and higher manufacturing costs.

     New housing construction was strong in the first half of 2006 resulting in strong demand for gypsum wallboard. However, housing starts fell considerably during the second half of the year causing demand for gypsum wallboard to decrease. As a result, industry shipments of gypsum wallboard in 2006 were down approximately 3% from 2005. U.S. Gypsum shipped 10.8 billion square feet of SHEETROCK(R) brand gypsum wallboard in 2006, a 4% decrease from the previous record of 11.3 billion square feet in 2005. For the fourth quarter of 2006, our shipments of SHEETROCK(R) brand gypsum wallboard were 2.3 billion square feet, down 18% from 2.8 billion square feet in the fourth quarter of 2005.

     In an effort to balance production levels more closely with market demand, as of January 31, 2007, we had temporarily curtailed annual gypsum wallboard production by more than 2 billion square feet by reducing shifts and days of operation at higher-cost plants. In addition, in January 2007, we permanently closed two older, high-cost production lines, one at our Jacksonville, Fla., plant and one at our Santa Fe Springs, Calif., plant, eliminating an additional 400 million square feet of annual capacity. U.S. Gypsum's capacity utilization for gypsum wallboard averaged 92% in 2006, down from 96% in 2005. Capacity utilization was 79% in the fourth quarter of 2006 compared with 98% in the fourth quarter of 2005.

     In 2006, our nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard was $180.59 per thousand square feet, up 25% from $143.93 in 2005. However, as residential market conditions weakened in the second half of 2006, industry wallboard prices began a decline that continued through the end of the year and into 2007. U.S. Gypsum's average realized selling price for SHEETROCK(R) brand gypsum wallboard was $181.75 per thousand square feet during the fourth quarter of 2006, down 4% from the third quarter of 2006, but 17% higher compared with the fourth quarter of 2005.

     Manufacturing costs for U.S. Gypsum increased in 2006 primarily due to higher costs for energy and raw materials.

United States Gypsum Company - 2005 Compared With 2004: Net sales increased 16% in 2005 compared with 2004. An operating loss of $2.557 billion was recorded in 2005 as discussed above, while operating profit was $348 million in 2004.

     Strong demand for SHEETROCK(R) brand gypsum wallboard led to record shipments of 11.3 billion square feet during 2005, a 3% increase from 11.0 billion square feet in 2004. U.S. Gypsum's wallboard plants operated at 96% of capacity in 2005, compared with 94% in 2004. Industry shipments of gypsum wallboard in 2005 were up approximately 6% from 2004.

     While U.S. Gypsum realized stronger demand in 2005, it also experienced significant cost pressures, as energy, freight and raw material prices increased significantly. These cost increases were offset by increased industry pricing, which reflected the strong demand and high industry capacity utilization rates.

     The nationwide average realized price for SHEETROCK(R) brand gypsum wallboard was $143.93 per thousand square feet in 2005, up 18% from $122.37 in 2004.

     Increased shipments and higher selling prices were also realized for SHEETROCK(R) brand joint treatment products and FIBEROCK(R) brand gypsum fiber panels in 2005 as compared with 2004.

CGC Inc.: Net sales increased 6%, while operating profit decreased 13% in 2006 versus 2005. The decline in operating profit was primarily due to lower volume and higher manufacturing costs, partially offset by higher selling prices for CGC's SHEETROCK(R) brand gypsum wallboard and the favorable effects of currency translation.

     Comparing 2005 with 2004, net sales increased 9%, and operating profit rose 8%. These results were primarily attributable to the favorable effects of currency translation. Higher selling prices for CGC's SHEETROCK(R) brand gypsum wallboard, partially offset by lower volume and higher manufacturing costs, also contributed to the improved level of operating profit.

WORLDWIDE CEILINGS

Net sales and operating profit increased 7% and 24%, respectively, in 2006 versus 2005. Net sales in 2005 increased 3% compared with 2004, while operating profit was unchanged.

USG Interiors, Inc.: Net sales in 2006 for our domestic ceilings business were $507 million, an $18 million increase compared with 2005. Operating profit of $53 million increased 23% compared with 2005. Results for ceiling grid improved in 2006 due to increased shipments and higher selling prices, partially offset by higher manufacturing costs. Results for ceiling tile improved due to higher selling prices, partially offset by lower shipments and higher manufacturing costs.

     Net sales in 2005 were $489 million, a $1 million increase compared with 2004, as higher selling prices for ceiling grid and tile were partially offset by lower shipments of these products. Operating profit of $43 million, which also represented a slight increase from 2004, was favorably affected by a variation in last-in, first-out (LIFO) reserve adjustments for ceiling tile and grid inventory. These adjustments accounted for a $19 million year-on-year increase in operating profit, which was offset to a large extent by higher energy, freight and raw material costs for ceiling grid and tile.

USG International: Net sales for USG International were up 12%, and operating profit increased 44% from 2005. These increases primarily reflected increased demand for USG ceiling grid in Europe and increased exports to Latin America.

     Comparing 2005 with 2004, net sales increased 5%, while operating profit declined to $9 million from $12 million, primarily due to higher prices for steel used in manufacturing ceiling grid in Europe.

CGC Inc.: CGC reported increases of $2 million in net sales and $1 million in operating profit as compared with 2005. These results primarily reflected the favorable effects of currency translation and improved pricing for ceiling tile.

     Comparing 2005 with 2004, net sales increased $4 million, and operating profit increased $2 million.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profit in 2006 for L&W Supply were the highest for any year in its history. Net sales of $2.477 billion represented a 21% increase compared with 2005, while operating profit rose 36% to $203 million. These results were primarily attributable to a 26% increase in selling prices for gypsum wallboard and record shipments of gypsum wallboard, which were up 3% from 2005. Record sales of complementary building products such as drywall metal, ceiling products and joint compound also contributed to the improved results in 2006. L&W Supply's gypsum wallboard price and volume trends in the fourth quarter of 2006 were similar to those for our North American Gypsum segment due to the weakened conditions in residential markets during the second half of the year.

     Comparing 2005 with 2004, L&W Supply reported increases in net sales of 18% and operating profit of 45%. These results primarily reflected increased shipments and higher selling prices for gypsum wallboard. Increased sales of complementary building products also contributed to the improved results. Shipments of gypsum wallboard were up 12%, while selling prices rose 18% compared with 2004.

     L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. As part of its growth plan, L&W Supply increased the number of its locations, largely through acquisitions, to 220 in 36 states as of December 31, 2006, compared with 192 locations as of December 31, 2005 and 186 locations as of December 31, 2004. On a same-location basis, net sales increased 15% in 2006 compared with 2005.

MARKET CONDITIONS AND OUTLOOK

Housing starts are a major source of demand for our products and services. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2006 were an estimated 1.801 million units, compared with actual housing starts of 2.068 million units in 2005 and 1.956 million units in 2004. While new housing construction was strong early in the year, housing starts fell considerably during the second half of 2006. The downturn that began in 2006 has been rapid as both homebuilders and drywall dealers reduced activity to keep inventories from expanding. For us, that meant a rapid contraction in wallboard demand.

     Industry shipments of gypsum wallboard in the United States were an estimated 36.2 billion square feet in 2006, the second highest level in history and a 3% decrease from the previous record level of 37.2 billion square feet in 2005. However, industry wallboard shipments, which were up about 6% in the first seven months of 2006 compared with the first seven months of 2005, were down 15% in the last five months of 2006 compared with the same period in 2005. As a result, industry capacity utilization rates dropped from about 100% at mid-year 2006 to less than 80% at the end of the year, and wallboard pricing began declining as capacity utilization rates fell below 90%, the level at which prices historically have begun to erode. U.S. Gypsum's wallboard capacity utilization rate was about 79% for the fourth quarter of 2006.

     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, accounts for the second-largest portion of our sales, behind new housing construction. Because many buyers begin to remodel an existing home within two years of purchase, opportunity from the residential repair and remodel market in 2006 remained strong, as sales of existing homes in 2006 are estimated at 6.5 million units, following 2005's record level of 7.1 million units.

     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. After a moderate increase in 2005, total floor space for which contracts were signed increased 4% in 2006, with increased investments in the hotel, education and office construction segments.

     During 2007, we expect a continued decline in new residential construction. Consequently, we expect USG and industry wallboard volumes to be below 2006 levels, resulting in a further decline in selling prices. This combination is expected to have a significant negative impact on our profits compared with the record-setting performance of recent years. We expect that the fundamentals for nonresidential building and repair and remodel activity will remain solid.

     In this environment, we remain focused on balancing production levels with market demand and maintaining high levels of quality, service, safety and operational efficiency.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of December 31, 2006, we had $565 million of cash and cash equivalents. We believe that cash on hand, future cash available from operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions to create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash expenditures or proceeds.

     During the third quarter of 2006, we entered into a credit agreement with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of December 31, 2006, we had not drawn upon the revolving credit facility except for approximately $86 million of outstanding letters of credit.

     The credit agreement also includes a $1.0 billion term loan facility and a $1.15 billion tax bridge facility, each available to us in a single drawing of up to these respective amounts. As explained below, we used a portion of the amounts available under these facilities to fund part of our payments to the Trust on December 21, 2006. Additional amounts cannot be drawn on these facilities.

REORGANIZATION TRANSACTIONS

On the Effective Date, we paid $890 million to the Asbestos Trust and issued to the Trust an interest-bearing note in the amount of $10 million, which we paid on December 21, 2006. Because the 109th Congress adjourned without passing the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation, we also paid our $3.05 billion obligation to the Asbestos Trust on December 21, 2006. In addition to the payments to the Trust, from the Effective Date through December 31, 2006, we paid $1.4 billion to unsecured creditors, approximately $99 million for asbestos property damage settlements and $19 million for the settlement of other asbestos-related claims.

GROWTH INITIATIVES

During 2006, L&W Supply, which makes up the Building Products Distribution operating segment, purchased the outstanding stock of several companies for approximately $128 million, net of cash acquired. Certain of our North American subsidiaries are currently in various stages of discussions with respect to the potential acquisition of a number of distribution and manufacturing businesses. A number of these potential acquisitions may be announced and/or consummated during 2007. These potential acquisitions would require investment in a total amount that we estimate to be approximately $300 million to $400 million. There can, of course, be no assurance that any of these acquisitions will be consummated or, if consummated, what the required investment or timing of their consummation would be.

FUNDING OF REORGANIZATION TRANSACTIONS AND GROWTH INITIATIVES

In 2006, we funded the reorganization transactions and our growth initiatives using cash on hand, cash generated from the sale of our marketable securities, net proceeds of approximately $1.7 billion in connection with the Rights Offering, one-time borrowings of $1.065 billion under the tax bridge facility and $700 million under the term loan facility, and the net proceeds from our $500 million senior unsecured notes offering in the fourth quarter of 2006.

     We expect to receive a federal tax refund of approximately $1.1 billion in 2007 associated with our funding of the Trust. This refund will be used to repay the outstanding borrowing under the tax bridge facility.

     We plan to fund future growth projects from cash on hand, future cash available from operations and, if determined to be appropriate, borrowings under our revolving credit facility. We may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.

CASH FLOWS

The following table presents a summary of our cash flows:

                                            2006     2005   2004
                                          -------   -----   -----
(millions)
Net cash provided by (used for):
   Operating activities                   $(3,703)  $ 506   $ 428
   Investing activities                       119    (372)   (387)
   Financing activities                     3,212      44       6
Effect of exchange rate changes on cash         1       2       9
                                          -------   -----   -----
Net (decrease) increase in cash and
   cash equivalents                          (371)    180      56
                                          =======   =====   =====

Operating Activities: The variation between 2006 and 2005 primarily reflected our payments in 2006 to fund our obligations under the plan of reorganization, which included payments of $3.95 billion to the Trust, $499 million for interest on pre-petition debt and $166 million for pre-petition trade claims and related interest. We also made payments of approximately $99 million for asbestos property damage settlements and $19 million for the settlement of other asbestos-related claims.

Investing Activities: The variation between 2006 and 2005 primarily reflected the following transactions. In 2006, we received net cash of $565 million from the sale of our marketable securities. This cash was used to fund a portion of our obligations under the plan of reorganization. In 2005, we had net purchases of $115 million of marketable securities. Restricted cash of $72 million was returned to us in 2006 primarily due to the termination of a credit agreement with LaSalle Bank National Association, while in 2005 we deposited $35 million in restricted cash. Partially offsetting these sources of cash in 2006, we increased our spending on capital projects by $195 million and increased our spending to acquire businesses by $99 million.

Financing Activities: The variation between 2006 and 2005 primarily reflected the following 2006 transactions: We borrowed $1.065 billion under the tax bridge facility and $700 million under the term loan facility. We issued $500 million of 6.3% senior unsecured notes. We received net proceeds of approximately $1.7 billion in connection with the Rights Offering. These cash inflows, which were used to fund a portion of our obligations under the plan of reorganization, were partially offset by the payment of $766 million related to pre-petition debt principal.

CAPITAL EXPENDITURES

Capital spending amounted to $393 million in 2006 compared with $198 million in 2005. As of December 31, 2006, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $494 million, compared with $587 million as of December 31, 2005. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate, borrowings under the revolving credit facility or other alternative financings. Capital projects commenced as of December 31, 2006 include the following projects with the total estimated costs indicated:

- approximately $180 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the Northeast markets. Construction of this plant began in late 2006 and is expected to be completed in 2008.

- approximately $130 million to replace existing capacity at U.S. Gypsum's Norfolk, Va., gypsum wallboard plant with a new low-cost wallboard line designed to position the company for profitable growth in the mid-Atlantic market. Construction on this project began in 2005 and is expected to be completed in 2007.

- approximately $109 million for the acquisition of a paper mill in Otsego, Mich., in 2006 and to subsequently convert it to manufacture high-quality, low-cost paper for U.S. Gypsum's wallboard plants. The plant is expected to begin production in 2008.

- approximately $75 million for a new 40,000-ton self-unloading ship intended to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2008.

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Colima, Mexico. This facility will serve markets in western Mexico and export gypsum wallboard to Latin America. Construction of this plant began in 2006 and is expected to be completed in 2007.

In addition, our Board of Directors has approved capital expenditures totaling approximately $250 million for additional projects to expand wallboard manufacturing and other operations. No spending commitments have yet been made on these additional projects.

WORKING CAPITAL

As of December 31, 2006, working capital (current assets less current liabilities) amounted to $943 million, and the ratio of current assets to current liabilities was 1.53-to-1. As of December 31, 2005, working capital amounted to $1.579 billion, and the ratio of current assets to current liabilities was 3.63-to-1. The decrease in working capital was primarily due to the use of cash, cash equivalents and marketable securities to fund a portion of our obligations under the plan of reorganization.

     Receivables decreased slightly to $448 million as of December 31, 2006 from $453 million as of December 31, 2005. Inventories increased to $348 million from $315 million primarily due to slower business conditions and additional inventories from businesses acquired in 2006. Accounts payable as of December 31, 2006 increased to $303 million from $281 million as of December 31, 2005, while accrued expenses increased to $358 million from $275 million. The increase in accrued expenses largely reflected the reclassification of liabilities subject to compromise and accrued interest on debt in 2006.

DEBT

As of December 31, 2006, total debt amounted to $2.504 billion. During the third quarter of 2006, we entered into the credit facilities as described in Note 3 to the Consolidated Financial Statements. During the fourth quarter of 2006, we borrowed $1.065 billion under the tax bridge facility and $700 million under the term loan facility and issued $500 million of 6.3% senior notes that mature in November 2016. We used these borrowings to pay a portion of our obligations to the Trust. Because we expect to repay the $1.065 billion borrowing on the tax bridge facility in 2007, we classified it as short-term debt on the consolidated balance sheet as of December 31, 2006.

     Total debt as of December 31, 2005, which was included in liabilities subject to compromise, amounted to $1.005 billion. During 2006, we repaid $766 million and reinstated $239 million of this debt in accordance with the plan of reorganization and reclassified the reinstated amount to long-term debt.

REALIZATION OF DEFERRED TAX ASSET

Our consolidated balance sheet as of December 31, 2006 includes a net current deferred tax asset of $169 million and a net long-term deferred tax asset of $187 million. Included in these amounts is a deferred tax asset of $112 million and $302 million, respectively, relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to various federal and state net operating loss and tax credit carryforwards arising in 2006 and prior years as a result of the amounts paid to the Asbestos Trust in 2006. We have concluded, based on the weight of available evidence, that all but $51 million of these tax benefits are more likely than not to be realized in the future. This amount represents a decrease of $4 million from the valuation allowance of $55 million previously recorded with respect to these tax benefits as of December 31, 2005.

     In arriving at this conclusion, we considered the federal taxable income we reported for the 1996 through 2005 taxable years, as well as future reversals of existing taxable temporary differences and projections of future taxable income. The federal income tax deduction resulting from the amounts paid to the Asbestos Trust created a net operating loss in 2006. Under the Internal Revenue Code, a net operating loss resulting from the payment of asbestos claims, including payments to the Trust, can be carried back and offset against our federal taxable income in the 10 preceding years, generating a refund of taxes paid in those years. Since we have reported federal taxable income of $3.2 billion, in the aggregate, for the years 1996 through 2005, the carryback of this loss is expected to produce a refund of federal income taxes paid in those years of approximately $1.1 billion, which we expect to receive in 2007. Further, as a result of federal taxable income projected to be realized in future years, we expect to utilize the remaining $217 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards in full. If certain specified changes in our ownership should occur, there could be an annual limitation on the amount of the carryforwards that can be utilized; however, based on our current equity value, we do not believe that this limitation (if it occurs) would impair our ability to fully utilize these carryforwards. As a result, it is more likely than not that we will realize the federal deferred tax asset relating to these carryforwards.

     In contrast to the results under the Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits resulting from the amounts paid to the Asbestos Trust will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the Trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $51 million of the $197 million of state income tax benefits relating to our state net operating loss carryforwards is more likely than not to be realized.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

As of December 31, 2006, our contractual obligations and commitments were as follows:

                                     Payments Due by Period
                           -----------------------------------------
                                             2008-    2010-   There-
                            Total    2007     2009    2011     after
                           ------   ------   -----   ------   ------
(millions)
Debt obligations           $2,504   $1,065    $ --   $  700   $  739
Other long-term
   liabilities (a)            496       10      11       11      464
Interest payments (b)         951      154     177      177      443
Purchase obligations (c)      496      164     201       42       89
Commitments for capital
   expenditures (d)           494      395      99       --       --
Operating leases              438       82     130       77      149
                           ------   ------    ----   ------   ------
Total                       5,379    1,870     618    1,007    1,884
                           ======   ======    ====   ======   ======

(a) Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(b) Reflects estimated interest payments on debt obligations as of December 31, 2006. Assumes principal amounts on five-year term loan are held constant; floating interest rates on term loans are held constant; and tax bridge loan to be outstanding until December 31, 2007 upon receipt of federal tax refund.

(c) Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(d) Amounts shown are estimates of future spending on capital projects that were committed to prior to December 31, 2006 but were not completed by that date.

Our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. In accordance with our funding policy, we currently plan to voluntarily contribute approximately $70 million of cash to our pension plans in 2007.

     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2006 was $16 million. See Note 13 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.

     As of December 31, 2006, purchase obligations, as defined by Statement of Financial Accounting Standards, or SFAS, No. 47, "Disclosure of Long-Term Obligations," were immaterial.

OFF-BALANCE-SHEET ARRANGEMENTS

With the exception of letters of credit, it is not our general business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities or guarantees of third-party obligations.

LEGAL CONTINGENCIES

Our plan of reorganization resolved the debtors' liability for all present and future asbestos personal injury and related claims by channeling those liabilities to the Asbestos Trust, which we have fully funded. The plan of reorganization resolving the debtors' asbestos personal injury liabilities and the injunction channeling those liabilities to the Trust do not include any of our non-U.S. subsidiaries, any companies that L&W Supply acquired after we filed the bankruptcy petitions or any companies that we may acquire in the future.

     Asbestos property damage claims are not part of the Asbestos Trust or the channeling injunction. The plan of reorganization provides that all settled asbestos property damage claims will be paid. The debtors have resolved all asbestos property damage claims filed in the reorganization proceedings, with the exception of one small claim brought by a homeowner.

     USG and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. We believe that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon our financial position, cash flows or results of operations.

     See Note 19 to the Consolidated Financial Statements for additional information on asbestos and environmental litigation.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting policies generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The following is a summary of the accounting policies we believe are the most important to aid in understanding our financial results.

SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share Based Payment." This is a new critical accounting policy that we believe is important to aid in understanding our financial results for 2006. Under SFAS No. 123(R), we use the Black-Scholes option valuation model to determine the fair value of USG stock options and stock appreciation rights. The Black-Scholes option valuation model incorporates certain assumptions, such as the expected volatility, risk-free interest rate, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. As a result, share-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. We use an independent third party to assist in determining these assumptions. See Note 14 to the Consolidated Financial Statements for additional information.

EMPLOYEE RETIREMENT PLANS

We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. For accounting purposes, these plans depend on assumptions made by management, which are used by actuaries we engage to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates.

     We determined the assumed discount rate based on the Hewitt Yield Curve, or HYC, which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their defined benefit pension and postretirement benefit plans. The HYC is a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a credit rating of Aa or better by Moody's Investor Service, Inc. or a credit rating of AA or better by Standard & Poor's. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, we use a "building block" approach, which incorporates historical experience, our pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half-percentage-point change in the assumed discount rate and return-on-plan-asset rate would have the following effects (dollars in millions):

                                             Increase (Decrease) in
                                           -------------------------
                                                             2006
                                               2007        Projected
                             Percentage     Net Annual      Benefit
Assumption                     Change      Benefit Cost   Obligation
----------                 -------------   ------------   ----------
Pension Benefits:
Discount rate              0.5% increase       $(9)          $(71)
Discount rate              0.5% decrease         9             79
Asset return               0.5% increase        (5)            --
Asset return               0.5% decrease         5             --
Postretirement Benefits:
Discount rate              0.5% increase        (4)           (31)
Discount rate              0.5% decrease         4             32

Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health-care-cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends.

     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2006. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.

     See Note 13 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and assumptions including the health-care-cost trend rate.

SELF-INSURANCE RESERVES

We purchase insurance from third parties for workers' compensation, automobile, product and general liability claims that exceed certain levels. However, we are responsible for the payment of claims up to those levels. In estimating the obligation associated with incurred and incurred-but-not-reported losses, we use estimates prepared by actuarial consultants. These estimates use our historical data to project the future development of losses and take into account the impact of claims that were stayed during our bankruptcy proceedings. These claims will impact the actuarial analysis until all pre-petition claims are closed. We monitor and review all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.

INCOME TAXES

We record valuation allowances to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2006, we have recorded valuation allowances totaling $73 million for various U.S. state and foreign net operating loss and tax credit carryforwards, the substantial majority of which arose from the funding of the Asbestos Trust in 2006. Under "Realization of Deferred Tax Asset" above, we describe the amount and nature of the net operating loss and tax credit carryforwards that result from funding the Asbestos Trust and our conclusion on the need for valuation allowances on the related deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or actual results differ from our projections, we may be required to adjust our valuation allowances. This could result in a charge to, or an increase in, income in the period such determination is made.

     In addition, USG operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits, and these accruals may change in the future due to new developments in each matter. In each of the past two years, we have experienced adjustments to our accruals for the settlement of tax audits as described in
Note 15 to the Consolidated Financial Statements. Such adjustments could result in a charge to, or an increase in, income in the period the determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is expected to have an impact of between zero and $15 million on our reported amounts of income tax liabilities and retained earnings when recorded.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently reviewing this pronouncement to determine the impact, if any, that it may have on our financial statements.

     In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit

Pension and Other Postretirement Plans." This statement amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies are required to report the plan's funded status on their balance sheets. The difference between the plan's funded status and its current balance sheet position is recognized, net of tax, as a component of accumulated other comprehensive income, or AOCI. This statement is effective for fiscal years ending after December 15, 2006. We adopted SFAS No. 158 effective December 31, 2006. See Note 1 to the Consolidated Financial Statements for the incremental effect of applying SFAS No. 158 on individual line items on our consolidated balance sheet as of December 31, 2006.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management's expectations about future conditions. Actual business, market or other conditions may differ from management's expectations and accordingly may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:

- economic conditions, such as the levels of new home and other construction activity, employment levels, mortgage interest rates, housing affordability, currency exchange rates and consumer confidence;

-    competitive conditions, such as price and product competition;

-    shortages in raw materials;

- increases in raw material, energy, transportation and employee benefit costs;

-    loss of one or more major customers;

-    capacity constraints;

- capital markets conditions and the availability of borrowings under our credit agreement;

-    the amount and timing of the tax refund we expect to receive;

- changes in laws or regulations, including environmental and safety regulations;

- the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

-    acts of God.

We assume no obligation to update any forward-looking information contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We use derivative instruments from time to time to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. In addition, we use financial instruments, including fixed and variable rate debt, to finance our operations in the normal course of business.

COMMODITY PRICE RISK

We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Generally, we have a substantial majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts is $23 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

We have operations in a number of countries and use forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. As of December 31, 2006, we had no outstanding foreign currency contracts.

INTEREST RATE RISK

We have interest rate risk as a result of the amount of our floating-rate debt outstanding. Based on the results of a sensitivity analysis, for a hypothetical change in interest rates of 25 basis points, the potential change in annual interest expense is $4 million.

See Notes 1 and 16 to the Consolidated Financial Statements for additional information on our financial exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Statements of Operations..............................................    36
   Balance Sheets........................................................    37
   Statements of Cash Flows..............................................    38
   Statements of Stockholders' Equity (Deficit)..........................    39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
    1. Significant Accounting Policies...................................    40
    2. Resolution of USG's Reorganization Proceedings....................    43
    3. Debt..............................................................    45
    4. Rights Offering...................................................    46
    5. Stockholders Rights Plan..........................................    47
    6. Earnings Per Share................................................    48
    7. Inventories.......................................................    48
    8. Property, Plant and Equipment.....................................    48
    9. Goodwill and Other Intangible Assets..............................    48
   10. Accrued Expenses..................................................    49
   11. Accumulated Other Comprehensive Income............................    49
   12. Asset Retirement Obligations......................................    49
   13. Employee Retirement Plans.........................................    50
   14. Share-Based Compensation..........................................    52
   15. Income Taxes......................................................    54
   16. Derivative Instruments............................................    56
   17. Segments and Acquisitions.........................................    56
   18. Commitments and Contingencies.....................................    57
   19. Litigation........................................................    58
   20. Quarterly Financial Data (unaudited)..............................    60

Report of Independent Registered Public Accounting Firm..................    61
Schedule II - Valuation and Qualifying Accounts..........................    62

All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                                                -------------------------
                                                                 2006      2005     2004
                                                                ------   -------   ------
(millions, except per-share data)
Net sales                                                       $5,810   $ 5,139   $4,509
Cost of products sold                                            4,440     4,037    3,672
                                                                ------   -------   ------
Gross profit                                                     1,370     1,102      837
Selling and administrative expenses                                419       352      317
Asbestos claims provision (reversal)                               (44)    3,100       --
Chapter 11 reorganization expenses                                  10         4       12
                                                                ------   -------   ------
Operating profit (loss)                                            985    (2,354)     508
Interest expense                                                   555         5        5
Interest income                                                    (43)      (10)      (6)
Other income, net                                                   (3)       --       --
                                                                ------   -------   ------
Earnings (loss) before income taxes and cumulative
   effect of accounting change                                     476    (2,349)     509
Income taxes (benefit)                                             188      (924)     197
                                                                ------   -------   ------
Earnings (loss) before cumulative effect of accounting change      288    (1,425)     312
Cumulative effect of accounting change                              --       (11)      --
                                                                ------   -------   ------
Net earnings (loss)                                                288    (1,436)     312
                                                                ======   =======   ======
Basic Earnings (Loss) Per Common Share:
Before cumulative effect of accounting change                     4.34    (25.29)    5.62
Cumulative effect of accounting change                              --     (0.20)      --
                                                                ------   -------   ------
Basic earnings (loss) per common share                            4.34    (25.49)    5.62
                                                                ======   =======   ======
Diluted Earnings (Loss) Per Common Share:
Before cumulative effect of accounting change                     4.33    (25.29)    5.62
Cumulative effect of accounting change                              --     (0.20)      --
                                                                ------   -------   ------
Diluted earnings (loss) per common share                          4.33    (25.49)    5.62
                                                                ======   =======   ======

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                     As of
                                                                  December 31,
                                                                ---------------
                                                                 2006     2005
                                                                ------   ------
(millions, except share data)
ASSETS
Current Assets:
Cash and cash equivalents                                       $  565   $  936
Short-term marketable securities                                    --      234
Restricted cash                                                      6       78
Receivables (net of reserves: 2006 - $16; 2005 - $14)              448      453
Inventories                                                        348      315
Income taxes receivable                                          1,102        6
Deferred income taxes                                              169        2
Other current assets                                                69      155
                                                                ------   ------
   Total current assets                                          2,707    2,179
                                                                ------   ------
Long-term marketable securities                                     --      329
Property, plant and equipment, net                               2,210    1,946
Deferred income taxes                                              187    1,423
Goodwill                                                           154       64
Other assets                                                       107      201
                                                                ------   ------
Total assets                                                     5,365    6,142
                                                                ======   ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                   303      281
Accrued expenses                                                   358      275
Short-term debt                                                  1,065       --
Deferred income taxes                                               --        6
Income taxes payable                                                38       38
                                                                ------   ------
   Total current liabilities                                     1,764      600
                                                                ------   ------
Long-term debt                                                   1,439       --
Deferred income taxes                                               11       28
Other liabilities                                                  617      476
Liabilities subject to compromise                                   --    5,340
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock (000) - $1 par value, $1.80 convertible
   preferred stock (initial series); authorized 36,000
   shares; outstanding - none                                       --       --
Common stock (000) - $0.10 par value; authorized 200,000
   shares; issued: 2006 - 94,908 shares; 2005 - 49,985 shares        9        5
Treasury stock at cost (000) - 2006 - 5,043 shares;
   2005 - 5,348 shares                                            (208)    (219)
Capital received in excess of par value                          2,176      435
Accumulated other comprehensive (loss) income                     (136)      72
Retained earnings (deficit)                                       (307)    (595)
                                                                ------   ------
   Total stockholders' equity (deficit)                          1,534     (302)
                                                                ------   ------
Total liabilities and stockholders' equity (deficit)             5,365    6,142
                                                                ======   ======

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                                -------------------------
                                                                  2006      2005     2004
                                                                -------   -------   -----
(millions)
OPERATING ACTIVITIES
Net earnings (loss)                                             $   288   $(1,436)  $ 312
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
   Asbestos claims provision (reversal)                             (44)    3,100      --
   Share-based compensation expense                                  17        --      --
   Cumulative effect of accounting change                            --        11      --
   Depreciation, depletion and amortization                         138       125     120
   Deferred income taxes                                          1,198    (1,261)     49
   Gain on asset dispositions                                        --        (5)     (1)
(Increase) Decrease in Working Capital (net of acquisitions):
   Receivables                                                      (12)      (31)    (92)
   Income taxes receivable                                       (1,096)       19       2
   Inventories                                                      (18)       27     (58)
   Payables                                                          38       (30)     77
   Accrued expenses                                                 (24)       41      15
Increase in other assets                                            (33)      (43)    (38)
Increase in other liabilities                                        40        20      31
Payment to Section 524(g) asbestos trust                         (3,950)       --      --
Reorganization distribution - other                                (783)       --      --
Change in asbestos receivable                                        --        --      11
Increase (decrease) in liabilities subject to compromise            521        (2)     (1)
Other, net                                                           17       (29)      1
                                                                -------   -------   -----
   Net cash (used for) provided by operating activities          (3,703)      506     428
                                                                -------   -------   -----
INVESTING ACTIVITIES
Capital expenditures                                               (393)     (198)   (138)
Purchases of marketable securities                                 (112)     (648)   (546)
Sales or maturities of marketable securities                        677       533     332
Acquisitions of businesses                                         (128)      (29)     (5)
Net proceeds from asset dispositions                                  3         5       6
Return (deposit) of restricted cash                                  72       (35)    (36)
                                                                -------   -------   -----
   Net cash provided by (used for) investing activities             119      (372)   (387)
                                                                -------   -------   -----
FINANCING ACTIVITIES
Issuance of debt                                                  2,265        --      --
Proceeds from Rights Offering, net of expenses                    1,720        --      --
Reorganization distribution - debt principal                       (766)       --      --
Payment of debt issuance fees                                       (26)       --      --
Repayment of debt                                                    --        (1)     (1)
Proceeds from stock options exercised                                14        45       7
Tax benefit of share-based payments                                   5        --      --
                                                                -------   -------   -----
   Net cash provided by financing activities                      3,212        44       6
                                                                -------   -------   -----
Effect of exchange rate changes on cash                               1         2       9
Net (decrease) increase in cash and cash equivalents               (371)      180      56
Cash and cash equivalents at beginning of period                    936       756     700
                                                                -------   -------   -----
Cash and cash equivalents at end of period                          565       936     756
                                                                =======   =======   =====
Supplemental Cash Flow Disclosures:
Interest paid                                                       548         2       2
Income taxes paid, net                                              108       341     126

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common                                    Capital                  Accumulated
                                       Shares   Treasury                       Received in    Retained        Other
                                       Issued    Shares    Common   Treasury    Excess of     Earnings   Comprehensive
                                        (000)     (000)     Stock     Stock     Par Value    (Deficit)   Income (Loss)    Total
                                       ------   --------   ------   --------   -----------   ---------   -------------   -------
(millions, except share data)
BALANCE AT JANUARY 1, 2004             49,985    (6,935)      $5     $(258)      $  414       $   529        $  (1)      $   689
                                       ------    ------      ---     -----       ------       -------        -----       -------
   Net earnings                                                                                   312                        312
   Foreign currency translation                                                                                 23            23
   Change in fair value of
      derivatives, net of tax
      benefit of $3                                                                                             (4)           (4)
   Loss on marketable securities
      net of tax of zero                                                                                        (1)           (1)
                                                                                                                         -------
Total comprehensive income                                                                                                   330
Stock issuances                                     299                  2            5                                        7
Other                                               (40)                             (2)                                      (2)
                                       ------    ------      ---     -----       ------       -------        -----       -------
BALANCE AT DECEMBER 31, 2004           49,985    (6,676)       5      (256)         417           841           17         1,024
                                       ------    ------      ---     -----       ------       -------        -----       -------
   Net loss                                                                                    (1,436)                    (1,436)
   Foreign currency translation                                                                                  6             6
   Change in fair value of
      derivatives, net of tax of $34                                                                            54            54
   Minimum pension liability,
      net of tax benefit of $3                                                                                  (5)           (5)
                                                                                                                         -------
Total comprehensive loss                                                                                                  (1,381)
Stock issuances                                   1,330                 37            8                                       45
Other                                                (2)                             10                                       10
                                       ------    ------      ---     -----       ------       -------        -----       -------
BALANCE AT DECEMBER 31, 2005           49,985    (5,348)       5      (219)         435          (595)          72          (302)
                                       ======    ======      ===     =====       ======       =======        =====       =======
   Net earnings                                                                                   288                        288
   Foreign currency translation                                                                                  3             3
   Change in fair value of
      derivatives, net of tax
      benefit of $56                                                                                           (86)          (86)
   Gain on marketable securities,
      net of tax of $1
                                                                                                                 1             1
   Minimum pension liability,
      net of tax benefit of $10                                                                                 (5)           (5)
                                                                                                                         -------
Total comprehensive income                                                                                                   201
Adjustment to initially apply
      SFAS No. 158, net of tax
      benefit of $97                                                                                          (121)         (121)
Proceeds from stock options
   exercised                                        309                 11            3                                       14
Rights Offering                        44,923                  4                  1,716                                    1,720
Share-based compensation                                                             17                                       17
Other                                                (4)                              5                                        5
                                       ------    ------      ---     -----       ------       -------        -----       -------
BALANCE AT DECEMBER 31, 2006           94,908    (5,043)       9      (208)       2,176          (307)        (136)        1,534
                                       ======    ======      ===     =====       ======       =======        =====       =======

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following Notes to Consolidated Financial Statements, "USG," "we," "our" and "us" refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

USG Corporation, through its subsidiaries, is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. Our operations are organized into three operating segments: North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and related products in the United States, Canada and Mexico; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States. Our products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors, and contractors.

CONSOLIDATION

Our consolidated financial statements include the accounts of USG Corporation and its majority-owned subsidiaries. Our subsidiaries in which we have more than a 20% but not more than 50% ownership interest are accounted for on the equity basis of accounting and are not material to consolidated operations. All intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

REVENUE RECOGNITION

With the exception of our Building Products Distribution operating segment, we recognize revenue upon the shipment of products to customers, which is when title and risk of loss are transferred to customers. For Building Products Distribution, revenue is recognized and title and risk of loss are transferred when customers receive products, either through delivery by company trucks or customer pickup. We record provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded. We record estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives. With the exception of Building Products Distribution, our products are generally shipped free on board, commonly called FOB, shipping point.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of products sold.

ADVERTISING

Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $20 million in 2006, $16 million in 2005 and $13 million in 2004.

RESEARCH AND DEVELOPMENT

We charge research and development expenditures to earnings as incurred. These expenditures amounted to $20 million in 2006, $17 million in 2005 and $17 million in 2004.

INCOME TAXES

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax provisions include estimates of amounts that are currently payable, plus changes in deferred tax assets and liabilities.

EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of restricted stock units, or RSUs, and the potential exercise of outstanding stock options. Diluted earnings per share for the year ended December 31, 2006 exclude RSUs and the potential exercise of stock options issued in 2006 because they were anti-dilutive. Average common shares and average diluted common shares outstanding are calculated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share," and reflect the effect of the Rights Offering described in Note 4.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase.

INVENTORY VALUATION

All of our inventories are stated at the lower of cost or market. Most of our inventories in the United States are valued under the last-in, first-out (LIFO) cost method. The remaining inventories are valued under the first-in, first-out
(FIFO) or average production cost methods. Inventories include material, labor and applicable factory overhead costs.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, except for those assets that we revalued under fresh start accounting in May 1993. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We determine estimated useful lives to be 50 years for buildings and improvements, a range of 10 years to 25 years for machinery and equipment, and five years for computer software and systems development costs. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable.

LONG-LIVED ASSETS

Long-lived assets include property, plant and equipment, goodwill (the excess of cost over the fair value of net assets acquired) and other intangible assets. We review goodwill annually for impairment or when indicators of a potential impairment are present. We periodically review our other long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If we determine an impairment exists, the asset is written down to estimated fair value.

SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. See Note 14 for information regarding the impact of our adopting this standard. Prior to January 1, 2006, we accounted for share-based compensation under the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay.

     In 2005 and 2004, if we had elected to recognize compensation cost for share-based compensation grants consistent with the fair value method prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation," net earnings and net earnings per common share would not have changed from the reported amounts.

DERIVATIVE INSTRUMENTS

We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheets at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, we record changes in value to AOCI.

Commodity Derivative Instruments: Currently, we are using swap contracts to hedge a major portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we have a substantial majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are generally designated as cash flow hedges.

Foreign Exchange Derivative Instruments: We have operations in a number of countries and use forward contracts from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. These contracts are generally designated as either cash flow hedges or hedges of net investment.

FOREIGN CURRENCY TRANSLATION

We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We translate income and expense items at the average exchange rates during the respective periods. The total transaction (gain) loss was $(2) million in 2006, $3 million in 2005 and $2 million in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions, relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is expected to have an impact of between zero and $15 million on our reported amounts of income tax liabilities and retained earnings when recorded.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently reviewing this pronouncement to determine the impact that it may have on our financial statements.

     In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement amends certain requirements of SFAS Nos. 87, 88, 106 and 132(R). Under SFAS No. 158, companies are required to report the plan's funded status on their balance sheets. The difference between the plan's funded status and its current balance sheet position is recognized, net of tax, as a component of AOCI. This statement is effective for fiscal years ending after December 15, 2006. We adopted SFAS No. 158 effective December 31, 2006, and the incremental effect of applying it on individual line items on our consolidated balance sheet as of December 31, 2006 is as follows:

                                Before                      After
                             Application                 Application
                               of SFAS                     of SFAS
                               No. 158     Adjustments     No. 158
                             -----------   -----------   -----------
(millions)
Other assets                    $  213        $(106)       $  107
Long-term deferred
   income tax asset                101           86           187
Total assets                     5,385          (20)        5,365
Accrued expenses                   344           14           358
Long-term deferred
   income tax liability             22          (11)           11
Other liabilities                  518           99           617
Total liabilities                3,729          102         3,831
AOCI                               (15)        (121)         (136)
Total stockholders' equity       1,655         (121)        1,534

2. RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

On June 25, 2001, USG Corporation and 10 of its United States subsidiaries, collectively referred to as the debtors, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases were consolidated as In re: USG Corporation et al. (Case No. 01-2094). These cases did not include any of our non-U.S. subsidiaries or companies that our subsidiary L&W Supply Corporation acquired after we filed the bankruptcy petitions.

     In the second quarter of 2006, the debtors emerged from their Chapter 11 reorganization proceedings as a result of a plan of reorganization that was confirmed by the bankruptcy court and the United States District Court for the District of Delaware. The plan became effective on June 20, 2006, which is referred to in this report as the Effective Date. The plan achieved our goals of resolving asbestos claims in a fair and equitable manner, protecting the long-term value of our businesses and maintaining our leadership positions in markets in which we compete.

     As part of the plan, the following important events have occurred:

- We created and funded a trust under Section 524(g) of the Bankruptcy Code for the payment of asbestos personal injury claims against the debtors. This trust is also referred to as the Asbestos Trust or the Trust.

- On the Effective Date, we paid $890 million to the Asbestos Trust and issued to the Trust an interest-bearing note in the amount of $10 million, which we paid on December 21, 2006.

- On December 21, 2006, we also paid $3.05 billion to the Asbestos Trust. This additional $3.05 billion payment was due because the plan of reorganization required that we pay this amount if the 109th Congress did not pass the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation before Congress adjourned. Because the 109th Congress adjourned in December 2006 without passing this legislation, we made the $3.05 billion payment to the Trust. As a result of this payment, we have fully funded the Trust and have no further payment obligations to the Trust.

- The bankruptcy court entered a channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the Trust and no one may bring such a claim against the debtor companies.

- Asbestos property damage claims against the debtors are not part of the channeling injunction or the Asbestos Trust, which deal only with asbestos personal injury or related claims. We have reached agreements to settle all remaining asbestos property damage claims asserted against the debtors, with the exception of one small claim brought by a homeowner. In 2006, we paid approximately $99 million for asbestos property damage claim settlements. The estimated cost of the unpaid settlements of the remaining asbestos property damage claims, including associated legal fees, is approximately $48 million and is included in accrued expenses.

- Pursuant to the plan of reorganization, allowed claims of all other creditors have been, or will be, paid in full, with interest where agreed or required.

- In connection with the plan of reorganization, we conducted an offering in which we issued to stockholders as of June 30, 2006 the right to purchase, at $40.00 per share, one new share of our common stock for each share owned. This offering is referred to as the Rights Offering. In connection with the Rights Offering, Berkshire Hathaway Inc. agreed to purchase at that price all shares underlying any unexercised rights. We received net proceeds of approximately $1.7 billion and issued 44.92 million new shares of our common stock in connection with completion of the Rights Offering in the third quarter of 2006.

The following subsidiaries were debtors in the Chapter 11 proceedings: United States Gypsum Company, or U.S. Gypsum; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply Corporation, or L&W Supply; Beadex Manufacturing, LLC, or Beadex; B-R Pipeline

Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company. The plan of reorganization resolving the debtors' asbestos personal injury liabilities and the injunction channeling those liabilities to the Trust do not include any of our non-U.S. subsidiaries, any companies that L&W Supply acquired after we filed the bankruptcy petitions or any companies that we may acquire in the future.

     Additional information about funding the plan of reorganization is included in Note 3. Additional information about the Rights Offering is included in Note
4. Asbestos property damage claims are discussed in Note 19.

CORPORATE PERFORMANCE PLAN

On January 10, 2006, the bankruptcy court approved the USG Corporation 2006 Corporate Performance Plan, or CPP. The terms of the CPP provided that it was to be effective for eligible participants from January 1, 2006 through December 31, 2006, or through and including the effective date of a plan of reorganization in the debtors' Chapter 11 proceedings, whichever came first. The CPP provided participants who held key positions identified as eligible with two cash payments equal to a specified percentage of their annual base salary. The second payment will include a performance adjustment based on our 2006 results.

     Because the plan of reorganization became effective on June 20, 2006, awards earned under the CPP were prorated through that date. The total expense associated with the CPP, as adjusted for 2006 results, amounted to $13 million. Expenses associated with a comparable predecessor plan amounted to $23 million in 2005.

FINANCIAL STATEMENT PRESENTATION

While the debtors were operating under the protection of Chapter 11 of the United States Bankruptcy Code, our consolidated financial statements were prepared in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, 90-7 and on a going-concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. During this period, subject to bankruptcy court approval or otherwise as permitted in the ordinary course of business, the debtors, or any of them, had the ability to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.

LIABILITIES SUBJECT TO COMPROMISE

While the debtors were operating under the protection of Chapter 11 of the United States Bankruptcy Code, the debtors' estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, these liabilities were reclassified on the consolidated balance sheet.

CHAPTER 11 REORGANIZATION EXPENSES

Chapter 11 reorganization expenses in the consolidated statements of operations consisted of the following:

                                     2006   2005   2004
                                     ----   ----   ----
(millions)
Legal and financial advisory fees    $ 34   $ 36   $ 24
Bankruptcy-related interest income    (24)   (32)   (12)
                                     ----   ----   ----
Total                                  10      4     12
                                     ====   ====   ====

INTEREST EXPENSE

Interest expense for 2006 included charges for post-petition interest and fees related to pre-petition obligations. For 2006, post-petition interest and fees totaled $528 million ($325 million after-tax). In accordance with SOP 90-7, virtually all of our outstanding debt had been classified as liabilities subject to compromise in prior periods, and from the date on which we filed our Chapter 11 petition for reorganization through December 31, 2005, interest expense on this debt and other pre-petition obligations had not been accrued or recorded.

3. DEBT

Total debt as of December 31 consisted of the following:

                            2006    2005*
                           ------   -----
(millions)
Tax bridge term loan       $1,065     --
Term loan                     700     --
6.3% senior notes             500     --
Industrial revenue bonds      239     --
                           ------    ---
Total                       2,504     --
                           ======    ===

* As of December 31, 2005, total debt of $1.005 billion was included in liabilities subject to compromise.

CREDIT FACILITIES

On August 2, 2006, we entered into a $2.8 billion credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement consists of (i) a $650 million revolving credit facility with a $250 million sublimit for letters of credit,
(ii) a $1.0 billion term loan facility and (iii) a $1.15 billion tax bridge term loan facility.

     These credit facilities have been assigned credit ratings of Baa3 by Moody's Investor Service Inc. and BB+ by Standard & Poor's Ratings Services.

     The revolving credit facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the revolving credit facility bear interest, at our option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the credit facilities' credit rating. Based on current credit ratings, the margin for LIBOR borrowings is 0.60%. We are also required to pay facility fees on the entire revolving credit facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit facilities' credit rating. The revolving credit facility matures on August 2, 2011, unless terminated earlier in accordance with its terms. As of December 31, 2006, the revolving credit facility had not been drawn upon except for approximately $86 million of outstanding letters of credit.

     The term loan facility was available to us in a single drawing of up to $1.0 billion, and the tax bridge facility was available to us in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. In December 2006, we borrowed $700 million under the term loan and $1.065 billion under the tax bridge facility. These borrowings, along with cash on hand and proceeds from the $500 million senior note offering described below, were used to fund the $3.05 billion payment to the Asbestos Trust in December 2006.

     The term loan and tax bridge facilities bear interest, at our option, at either an alternative base rate or LIBOR, plus, in either case, a margin to be determined based on the credit facilities' credit rating. Based on current credit ratings, the margin is 0.75% for LIBOR borrowings and 0.00% for alternate base-rate borrowings. As of December 31, 2006, the actual borrowing rate on these facilities was 6.125%. The term loan facility matures on August 2, 2011. The tax bridge facility matures on February 2, 2009.

     We are required to repay the tax bridge facility upon receipt of federal tax refunds that we expect to receive as a result of tax deductions generated by the payments made to the Trust. We expect to receive the federal tax refund of approximately $1.1 billion in 2007. Because we expect to repay the $1.065 billion borrowing on the tax bridge facility in 2007, we classified it as short-term debt on the consolidated balance sheet as of December 31, 2006.

     We have the ability under the terms of the credit facilities to repay amounts outstanding under the revolving credit, term loan and tax bridge facilities at any time prior to their maturities without paying any prepayment premium or penalty. Paydowns under the term loan and tax bridge facilities would be permanent reductions of those facilities. Our obligations under the credit facilities are guaranteed by all of our material domestic subsidiaries.

     The credit agreement requires that we meet and maintain certain financial ratios and tests, including a maximum leverage ratio (as defined in the credit agreement) of no more than 4.50-to-1.00 and a minimum interest coverage ratio (as defined in the credit agreement) of not less than 2.00-to-1.00. The credit agreement contains events of default and covenants that are customary for similar transactions and may limit our ability to take various actions.

6.3% SENIOR NOTES

On November 17, 2006, we issued $500 million of 6.3% senior unsecured notes that mature in November 2016. In accordance with a registration rights agreement, we are required to file with the Securities and Exchange Commission, or SEC, a registration statement relating to a registered exchange offer for the notes by no later than April 16, 2007. If we fail to file the registration statement by that date, or the registration statement does not become effective by June 15, 2007, the interest rate on the notes will increase until the specified event occurs. These notes have been assigned credit ratings of Baa3 by Moody's Investor Service Inc. and BB+ by Standard & Poor's Ratings Services. The indenture under which these notes were issued contains events of default and covenants that are customary for similar transactions and may limit our ability to take specified actions. The notes also contain a provision requiring us to offer to repurchase the notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a rating of the notes at below investment grade by both Moody's Investor Service Inc. and Standard & Poor's Ratings Services.

INDUSTRIAL REVENUE BONDS

Our industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 24 years.

PRE-PETITION DEBT

Pre-petition debt previously included in liabilities subject to compromise amounted to $1.005 billion as of the date on which we filed our Chapter 11 petition for reorganization. During 2006, we repaid $766 million of this debt and reinstated $239 million of industrial revenue bonds in accordance with the plan of reorganization and reclassified the reinstated amount to long-term debt.

OTHER INFORMATION

The fair market value of our debt was $2.529 billion as of December 31, 2006 and $1.268 billion as of December 31, 2005. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities. However, because debt as of December 31, 2005 was subject to compromise, the fair market value of that debt was not necessarily the ultimate settlement value that was determined by the bankruptcy court.

     The amounts of total debt outstanding as of December 31, 2006 maturing during the next five years and beyond are:

(millions)
2007         $1,065
2008             --
2009             --
2010             --
2011            700
Thereafter      739

4. RIGHTS OFFERING

In the Rights Offering, we issued to our stockholders as of June 30, 2006 one transferable right for each common share owned on that date, entitling the holder to purchase one share of common stock for $40.00 in cash for each right. The rights expired on July 27, 2006. In connection with the Rights Offering, Berkshire Hathaway agreed through a backstop commitment to purchase from us, at $40.00 per share, all of the shares of common stock offered pursuant to the Rights Offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, we paid Berkshire Hathaway a fee of $67 million for its backstop commitment. On August 2, 2006, we issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the backstop agreement. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned as of June 30, 2006 and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the Rights Offering. A total of 44.92 million shares of our common stock were distributed in connection with the Rights Offering, including the 6.97 million shares issued to Berkshire Hathaway. We received net proceeds of approximately $1.7 billion in connection with the Rights Offering. We used the net proceeds from the Rights Offering, together with other available funds, to make payments required by the plan of reorganization and for general corporate purposes.

     In connection with the backstop commitment, we and Berkshire Hathaway entered into a shareholder's agreement whereby Berkshire Hathaway agreed, among other things, that for a period of seven years following completion of the Rights Offering, except in limited circumstances, Berkshire Hathaway will not acquire beneficial ownership of our voting securities if, after giving effect to the acquisition, Berkshire Hathaway would own more than 40% of our voting securities on a fully diluted basis. Berkshire Hathaway further agreed that, during the seven-year period, it will not solicit proxies with respect to USG's securities or submit a proposal or offer involving a merger, acquisition or other extraordinary transaction unless the proposal or offer (i) is requested by our Board of Directors or (ii) is made to our Board of Directors confidentially, is conditioned on approval by a majority of USG's voting securities not owned by Berkshire Hathaway and a determination by our Board of Directors as to its fairness to stockholders and, if the proposed transaction is not a tender offer for all shares of our common stock or an offer for the entire company, is accompanied by an undertaking to offer to acquire all shares of our common stock outstanding after completion of the transaction at the same price per share as was paid in the transaction. The shareholder's agreement also provides that, with certain exceptions, any new shares of common stock acquired by Berkshire Hathaway in excess of those owned on the date of the agreement (and shares distributed on those shares, including in the Rights Offering) will be voted proportionally with all voting shares.

     Under the shareholder's agreement, for the same seven-year period, we agreed to exempt Berkshire Hathaway from our existing or future stockholder rights plans to the extent that Berkshire Hathaway complies with the terms and conditions of the shareholder's agreement. If there is a stockholder vote on a stockholder rights plan that does not contain this agreed exemption, Berkshire Hathaway may vote without restriction all the shares it holds in a stockholder vote to approve or disapprove the proposed stockholder rights plan. We also agreed that, after the seven-year standstill period ends, during the time that Berkshire Hathaway owns USG equity securities, Berkshire Hathaway will be exempted from any stockholder rights plan, except that our Board of Directors may adopt a stockholder rights plan that restricts Berkshire Hathaway from acquiring (although it may continue to hold) beneficial ownership of more than 50% of USG's voting securities, on a fully diluted basis, other than pursuant to an offer to acquire all shares of our common stock that is open for at least 60 calendar days.

     The parties also entered into a registration rights agreement whereby we granted Berkshire Hathaway registration rights with respect to its shares of our common stock.

5. STOCKHOLDERS RIGHTS PLAN

On December 21, 2006, our Board of Directors approved the adoption of a new stockholders rights plan to replace the reorganization rights plan that expired on December 31, 2006. Under the new plan, if any person or group acquires beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. Stockholders who owned 15% or more of our common stock as of December 21, 2006 will not trigger these rights so long as they do not become the beneficial owner of an additional 1% or more of our voting stock while the plan is in effect. The new plan also provides that, during the seven-year standstill period under the shareholder's agreement described in Note 4 above, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of the shareholder's agreement and, following that seven-year standstill period, the term "Acquiring Person" will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis.

     The rights issued pursuant to the new rights plan will expire on January 2, 2017. However, our Board of Directors has the power to accelerate or extend the expiration date of the rights. In addition, a Board committee composed solely of independent directors will review the rights plan at least once every three years to determine whether to modify the plan in light of all relevant factors.

6.   EARNINGS PER SHARE

The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

                                                        Weighted
                                      Net               Average
                                   Earnings   Shares   Per-Share
                                    (Loss)     (000)     Amount
                                   --------   ------   ---------
(millions, except share data)
2006:
Basic earnings                     $   288    66,476    $  4.34
Dilutive effect of stock options                  87
                                   -------    ------    -------
Diluted earnings                       288    66,563       4.33
                                   =======    ======    =======
2005:
Basic loss                          (1,436)   56,342     (25.49)
                                   -------    ------    -------
Diluted loss                        (1,436)   56,342     (25.49)
                                   =======    ======    =======
2004:
Basic earnings                         312    55,570       5.62
                                   -------    ------    -------
Diluted earnings                       312    55,570       5.62
                                   =======    ======    =======

Restricted stock units with respect to 0.5 million common shares and options to purchase 1.0 million common shares as of December 31, 2006 were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 0.2 million common shares as of December 31, 2005 and 2.6 million common shares as of December 31, 2004 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of our common stock.

7.   INVENTORIES

Inventories as of December 31 consisted of the following:

                                      2006   2005
                                      ----   ----
(millions)
Finished goods and work in progress   $231   $195
Raw materials                           94     99
Supplies                                23     21
                                      ----   ----
Total                                  348    315
                                      ====   ====

The LIFO value of our inventories in the United States was $256 million as of December 31, 2006 and $240 million as of December 31, 2005. Inventories would have been higher by $52 million as of December 31, 2006 and $38 million as of December 31, 2005 if they were valued under the FIFO and average production cost methods. The LIFO value of our inventories in the United States exceeded that computed for United States federal income tax purposes by $15 million as of December 31, 2006 and $17 million as of December 31, 2005. All of our inventories outside the United States are valued under FIFO or average production cost methods.

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

                                           2006      2005
                                          -------   ------
(millions)
Land and mineral deposits                 $   142   $  107
Buildings and improvements                    905      835
Machinery and equipment                     2,198    1,919
Computer software and systems
   development costs                           73       67
                                          -------   ------
                                            3,318    2,928
Reserves for depreciation and depletion    (1,108)    (982)
                                          -------   ------
Total                                       2,210    1,946
                                          =======   ======

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

All of our goodwill relates to the Building Products Distribution operating segment. Goodwill increased in 2006 and 2005 as a result of acquisitions by L&W Supply, which makes up the Building Products Distribution operating segment. Goodwill as of December 31 was as follows:

                            2006   2005
                            ----   ----
(millions)
Balance as of January 1     $ 64    $43
Acquisitions                  90     21
                            ----   ----
Balance as of December 31    154     64
                            ====   ====

Other intangible assets, which are principally trade names, totaled $9 million as of December 31, 2006 and $3 million as of December 31, 2005. As of each date, $1 million of these other intangible assets was subject to amortization over a five-year life concluding in 2009. Other intangible assets are included in other assets on the consolidated balance sheets.

     Based on identified other intangible assets recorded as of December 31, 2006, and assuming no subsequent impairment of the underlying assets, the amount of annual amortization expense for each of the remaining three years is immaterial.

10.  ACCRUED EXPENSES

Accrued expenses as of December 31 consisted of the following:

                          2006   2005
                          ----   ----
(millions)
Employee compensation     $112   $102
Self-insurance reserves     62     57
Other                      184    116
                          ----   ----
Total                      358    275
                          ====   ====

11.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

AOCI as of December 31 consisted of the following:

                                           2006   2005
                                          -----  -----
(millions)
(Loss) gain on derivatives, net of tax    $ (26)  $ 60
Foreign currency translation                 24     21
Minimum pension liability, net of tax *      --     (8)
Unrecognized pension and postretirement
   benefit costs, net of tax *             (134)    --
Unrealized loss on marketable
   securities, net of tax                    --     (1)
                                          -----   ----
Total                                      (136)    72
                                          =====   ====

* Upon the adoption of SFAS No. 158, the concept of minimum pension liability no longer exists. Accordingly, the minimum pension liability, net of tax, as of December 31, 2005 of $(8) million plus the change in that amount that occurred during 2006 of $(5) million is included in unrecognized pension and postretirement benefit costs, net of tax, as of December 31, 2006.

During 2006, we reclassified accumulated net after-tax losses on derivatives of $17 million ($28 million pretax) from AOCI to earnings. As of December 31, 2006, we estimate the net after-tax loss that we will reclassify from AOCI to earnings within the next 12 months to be $24 million.

12.  ASSET RETIREMENT OBLIGATIONS

Changes in our liability for asset retirement obligations during 2006 and 2005 consisted of the following:

                            2006   2005
                            ----   ----
(millions)
Balance as of January 1     $71     $43
Accretion expense             4       3
Liabilities incurred          4       7
Adoption of FIN 47           --      18
Liabilities settled          (1)     --
                            ---     ---
Balance as of December 31    78      71
                            ===     ===

Our asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as our mines, quarries, landfills, ponds and wells. The accounting for asset retirement obligations requires estimates by management about the timing of asset retirements, the cost of retirement obligations, discount and inflation rates used in determining fair values and the methods of remediation associated with our asset retirement obligations. We generally use assumptions and estimates that reflect the most likely remediation method on a site-by-site basis.

     We adopted FASB Interpretation No. 47, or FIN 47, "Accounting for Conditional Asset Retirements," effective December 31, 2005. This interpretation clarifies that uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when there is sufficient information to make a reasonable estimate of the fair value of the obligation. In connection with the adoption of this interpretation, a noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005. If FIN 47 had been adopted effective January 1, 2004, net earnings and earnings per share for 2004 would not be materially different, and the liability for asset retirement obligations would have been approximately $51 million as of January 1, 2004 and approximately $60 million as of December 31, 2004. Asset retirement obligations are included in other liabilities on the consolidated balance sheets.

13.  EMPLOYEE RETIREMENT PLANS

We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. Benefits payable under the plans are based on employees' years of service and compensation during specified years of employment.

     We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002 generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees. In response to continuing retiree health-care-cost pressure, effective January 1, 2005, we modified our retiree medical cost-sharing strategy for existing retirees and eligible active employees who may qualify for retiree medical coverage in the future. The plan amendment resulted in participants paying a greater portion of their retiree health-care costs and a reduction in our accumulated postretirement benefit obligation.

     The components of net pension and postretirement benefits costs are summarized in the following table:

                                  2006   2005   2004
                                  ----   ----   ----
(millions)
Pension Benefits:
Service cost of benefits earned   $ 39   $ 34   $ 31
Interest cost on projected
   benefit obligation               62     56     54
Expected return on plan assets     (63)   (56)   (53)
Net amortization                    18     20     19
                                  ----   ----   ----
Net pension cost                    56     54     51
                                  ====   ====   ====
Postretirement Benefits:
Service cost of benefits earned     15     13     14
Interest cost on projected
   benefit obligation               21     19     22
Net amortization                    (2)    (4)     1
                                  ----   ----   ----
Net postretirement cost             34     28     37
                                  ====   ====   ====

We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $901 million as of December 31, 2006 and $858 million as of December 31, 2005. The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

                                                        Pension      Postretirement
                                                   ---------------   --------------
                                                    2006      2005    2006    2005
                                                   ------   ------   -----   ------
(millions)
Change in Benefit Obligation:
Benefit obligation as of January 1                 $1,077   $1,003   $ 354   $ 350
Service cost                                           39       34      15      13
Interest cost                                          62       56      21      19
Participant contributions                              14       13       4       5
Benefits paid                                         (63)     (55)    (16)    (15)
Plan amendment                                         (1)      --      (1)      2
Actuarial (gain) loss                                  12       22      39     (21)
Foreign currency translation                            2        4      --       1
                                                   ------   ------   -----   -----
Benefit obligation as of December 31                1,142    1,077     416     354
                                                   ------   ------   -----   -----
Change in Plan Assets:
Fair value as of January 1                            906      810      --      --
Actual return on plan assets                          117       64      --      --
Employer contributions                                 81       71      12      10
Participant contributions                              14       13       4       5
Benefits paid                                         (63)     (55)    (16)    (15)
Foreign currency translation                            2        3      --      --
                                                   ------   ------   -----   -----
Fair value as of December 31                        1,057      906      --      --
                                                   ------   ------   -----   -----
Funded status                                         (85)    (171)   (416)   (354)
                                                   ======   ======   =====   =====
Components on the Consolidated Balance Sheets *:
Noncurrent assets                                       8       --      --      --
Current liabilities                                    (1)      --     (13)     --
Noncurrent liabilities                                (92)      --    (403)     --
                                                   ------   ------   -----   -----
Net liability as of December 31                       (85)      --    (416)     --
                                                   ======   ======   =====   =====
Pretax Components in AOCI *:
Net actuarial loss                                    176       --     107      --
Prior service cost (credit)                            16       --     (63)     --
Net transition obligation                               1       --      --      --
                                                   ------   ------   -----   -----
Total as of December 31                               193       --      44      --
                                                   ======   ======   =====   =====

*    In accordance with SFAS No. 158, retrospective application is not required.

For the defined benefit pension plan, we estimate that during the 2007 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $7 million and prior service cost of $2 million. For the postretirement benefit plan, we estimate that during the 2007 fiscal year we will amortize from AOCI into net postretirement cost a net actuarial loss of $5 million and prior service cost of $(7) million.

ASSUMPTIONS

The following tables reflect the assumptions used in the accounting for our plans:

                                                 Pension     Postretirement
                                               -----------   --------------
                                               2006   2005     2006    2005
                                               ----   ----   ------   -----
Weighted-average assumptions used to
   determine benefit obligations as of
   December 31:
Discount rate                                   5.9%  5.75%   5.95%    5.8%
Compensation increase rate                      4.0%   4.0%     --      --

Weighted-average assumptions used to
   determine net cost for years ended
   December 31:
Discount rate                                  5.75%  5.75%    5.8%   5.75%
Expected return on plan assets                  7.0%   7.0%     --      --
Compensation increase rate                      4.0%   4.2%     --      --

The assumed health-care-cost trend rate used to measure the postretirement plans' obligations as of December 31 were as follows:

                                               2006   2005
                                               ----   ----
Health-care-cost trend rate assumed for next
   year                                        9.25%  9.25%
Rate to which the cost trend rate is assumed
   to decline (the ultimate trend rate)        5.25%  5.25%
Year that the rate reaches the ultimate
   trend rate                                  2013   2011

A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

                              One-Percentage-   One-Percentage-
                               Point Increase    Point Decrease
                              ---------------   ---------------
(millions)
Effect on total service and
   interest cost                     $ 7             $ (6)
Effect on postretirement
   benefit obligation                 64              (53)

We established our assumption for the expected long-term rate of return on plan assets for our pension plans by using a "building block" approach. In this approach, we estimate ranges of long-term expected returns for the various asset classes in which the plans invest. Our estimated ranges are primarily based upon observations of historical asset returns and their historical volatility. In determining expected returns, we also consider consensus estimates of certain market and economic factors that influence returns such as inflation, gross domestic product growth and dividend yields. We then calculate an overall range of likely expected rates of return by applying the expected returns to the plans' target asset allocation. We then determine the most likely rate of return and adjust it for investment management fees.

PLAN ASSETS

Our pension plans' asset allocations by asset categories as of December 31 were as follows:

Asset Categories    2006   2005
----------------    ----   ----
Equity securities    68%    69%
Debt securities      21%    22%
Other                11%     9%
                    ---    ---
Total               100%   100%
                    ===    ===

We established our investment policies and strategies for the pension plans' assets with a goal of maintaining fully funded plans (on an ABO basis) and maximizing returns on the plans' assets while prudently considering the plans' tolerance for risk. Factors influencing the level of risk assumed include the demographics of the plans' participants, the liquidity requirements of the plans and our financial condition. Based upon these factors, we determined that our plans can tolerate a moderate level of risk.

     To maximize long-term returns, we invest our plans' assets primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities and debt securities are actively and passively managed. Other assets are managed by investment managers using strategies with returns normally expected to have a low correlation to the returns of equities. As of December 31, 2006, the plans' target asset allocation percentages were 61% for equity securities, 22% for debt securities and 17% for other. The actual allocations for equity and debt securities exceeded their targets at year end. We are identifying additional investment opportunities in the "other" category, which are expected to bring actual allocations closer to target allocations in 2007.

     We monitor investment risk on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan's funded status.

CASH FLOWS

Our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, commonly called ERISA. In accordance with our funding policy, we expect to voluntarily contribute approximately $70 million of cash to our pension plans in 2007. Total benefit payments we expect to pay to participants, which include payments funded from USG's assets as well as payments from our pension plans and the Medicare subsidy we expect to receive, are as follows:

                              Years ended December 31
                      ---------------------------------------
                                                  Health-Care
Expected benefit       Pension   Postretirement     Subsidy
payments (millions)   Benefits      Benefits        Receipts
-------------------   --------   --------------   -----------
2007                    $ 65          $ 13           $ (1)
2008                      69            14             (2)
2009                      76            16             (2)
2010                      81            18             (2)
2011                      88            19             (2)
2012 - 2016              568           126            (11)

14. SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." Under SFAS No. 123(R), a fair-value method is used to account for share-based compensation. Our cost for share-based compensation was $17 million in 2006. The total income tax benefit recognized for share-based compensation arrangements in the consolidated statements of earnings was $6 million for 2006.

     There were no stock options or other forms of share-based compensation granted during our recent Chapter 11 proceedings. Prior to our Chapter 11 proceedings, we issued stock options to key employees under plans approved by stockholders. All of those options became exercisable two years after the grant date and generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement. All stock options issued before our Chapter 11 proceedings were fully vested prior to the adoption of SFAS No. 123(R). There are no common shares reserved for future grants under plans approved prior to the Chapter 11 proceedings. In our consolidated statements of cash flows, we presented tax benefits associated with the exercise of stock options as operating cash flows prior to the adoption of SFAS No. 123(R) and as financing cash flows following adoption.

     During the second quarter of 2006, we adjusted the number of shares underlying the then-outstanding stock options and the related exercise prices pursuant to the terms of the options to account for the Rights Offering. We made the adjustments in a way designed to preserve the value of the outstanding stock options without triggering adverse tax consequences. In accordance with the provisions of SFAS No.123(R), we accounted for the adjustments as a modification. The adjustments did not have a material impact on our financial position, cash flows or results of operations.

2006 LONG-TERM INCENTIVE PLAN

The USG Corporation Long-Term Incentive Plan, or LTIP, was approved by our Board of Directors in March 2006 and by our stockholders at their annual meeting in May 2006. There are 8.2 million shares of common stock authorized for grants under the LTIP. The LTIP authorizes the Board, or the Board's Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, performance shares and units, and other cash and stock-based awards for the purpose of providing our officers and employees incentives and rewards for performance.

     During the third quarter of 2006, grants of stock options, SARs and RSUs were made under the LTIP, as discussed below. We will recognize the cost of these awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. As of December 31, 2006, a total of 6,692,400 common shares were reserved for future grants under the LTIP. We may issue common shares upon option exercises and upon the vesting of RSUs from our authorized but unissued shares or from treasury shares.

STOCK OPTIONS

We granted options to purchase 962,500 shares of common stock under the LTIP during the third quarter of 2006 with an exercise price of $46.17 per share, which was the closing price of USG common stock on the date of grant. The options generally become exercisable in five equal annual installments, beginning one year from the date of grant or earlier in the event of death, disability or a change in control. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.

     We estimated the fair value of each stock option granted under the LTIP on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC's Staff Accounting Bulletin No. 107.

Assumptions:
Fair value of options granted   $23.36
Expected volatility               42.6%
Risk-free rate                    4.87%
Expected term (in years)           6.5
Expected annual forfeitures        2.5%
Expected dividends                  --

A summary of stock option activity under the LTIP and our prior stock option plans as of December 31, 2006 and during the fiscal year then ended, adjusted for the Rights Offering where applicable, is presented below:

                                                    Weighted
                                      Weighted       Average      Aggregate
                        Number of      Average      Remaining     Intrinsic
                         Options     Exercise      Contractual      Value
                       (thousands)      Price     Term (years)   (millions)
                       -----------   ----------   ------------   ----------
Outstanding at
   January 1, 2006          808        $33.37
Granted *                   980         46.17
Exercised                  (403)        33.60
Cancelled                  (155)        32.38
                          -----        ------
Outstanding at
   December 31, 2006      1,230         43.62         8.16           $14
                          -----        ------         ----           ---
Exercisable at
   December 31, 2006        252         33.70         2.28             5
                          -----        ------         ----           ---

* Includes 17,900 SARs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheets.

Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock option. The total intrinsic value of options exercised was $15 million in 2006, $26 million in 2005 and $3 million in 2004.

     As of December 31, 2006, there was $14 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the LTIP. We expect that cost to be recognized over a weighted average period of 4.6 years. No options vested during 2006 and 2005.

RESTRICTED STOCK UNITS

We granted RSUs with respect to 530,100 shares of common stock under the LTIP during the third quarter of 2006. The RSUs generally vest in four equal annual installments, beginning one year from the date of grant, except that they may vest earlier in the case of death, disability or a change in control. The fair value of each RSU granted is equal to the closing market price of our common stock at the date of grant and is expensed using the straight-line method over the vesting period of the award. The following is a summary of RSU activity during 2006:

                                      Number
                                    of Shares    Grant Date
                                   (thousands)   Fair Value
                                   -----------   ----------
Nonvested at January 1, 2006            --         $   --
Granted *                              530          46.17
Vested                                  --             --
Forfeited                               (1)         46.17
                                       ---         ------
Nonvested at December 31, 2006 *       529          46.17
                                       ===         ======

* Includes 9,600 RSUs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheets.

As of December 31, 2006, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 3.6 years.

NON-EMPLOYEE DIRECTOR DEFERRED STOCK UNITS

Our non-employee directors may elect to take a portion of their compensation as deferred stock units which increase or decrease in value in direct relation to the market price of our common stock and are paid in cash upon termination of board service. As of December 31, 2006, there were approximately 18,035 deferred stock units held by non-employee directors. Amounts related to these units recorded to expenses in 2006 and 2005 were immaterial.

     To account for the Rights Offering, we adjusted the deferred stock units held by members of the board of directors. These adjustments, which were made in a way that was designed to preserve the value of the deferred stock units without triggering adverse tax consequences, had no impact on our financial position, cash flows or results of operations.

     Pursuant to our Stock Compensation Program for Non-Employee Directors, on July 1, 2006, our non-employee directors were entitled to receive a $30,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this provision, a total of 2,645 shares of common stock were issued to five non-employee directors based on the closing market price of a share of common stock on July 3, 2006.

15. INCOME TAXES

Earnings before income taxes and cumulative effect of accounting change consisted of the following:

             2006     2005    2004
             ----   -------   ----
(millions)
U.S.         $368   $(2,457)  $397
Foreign       108       108    112
             ----   -------   ----
Total         476    (2,349)   509
             ====   =======   ====

Income taxes consisted of the following:

               2006      2005    2004
             -------   -------   ----
(millions)
Current:
Federal      $(1,049)  $   189   $113
Foreign           29        33     29
State            (16)       40     14
             -------   -------   ----
              (1,036)      262    156
             -------   -------   ----
Deferred:
Federal        1,091    (1,033)    27
Foreign           (3)       --      3
State            136      (153)    11
             -------   -------   ----
               1,224    (1,186)    41
             -------   -------   ----
Total            188      (924)   197
             =======   =======   ====

Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

                                     2006    2005    2004
                                    -----   -----   -----
(millions)
Taxes on income
   at U.S. federal statutory rate   $ 167   $(822)  $ 178
Chapter 11 reorganization
   expenses                             4       2       1
Foreign earnings subject
   to different tax rates              (8)     --       2
State income tax, net of
   federal benefit                     20     (74)     17
Change in valuation allowance           7      --      --
Reduction of tax reserves              (3)    (34)     --
Other, net                              1       4      (1)
                                    -----   -----   -----
Provision for income
   taxes                              188    (924)    197
                                    -----   -----   -----
Effective income tax rate            39.5%   39.3%   38.6%
                                    =====   =====   =====

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

                                       2006    2005
                                       ----   ------
(millions)
Deferred Tax Assets:
Net operating loss and tax credit
   carryforwards                       $438   $   27
Pension and postretirement benefits     224      119
Reserves not deductible until paid:
   Asbestos reserves                     20    1,698
   Other reserves                        12       21
Self insurance                           18       21
Capitalized interest                     13        6
Derivative instruments                   10       --
Share-based compensation                  7       --
Other                                    15        9
                                       ----   ------
Deferred tax assets before valuation
     allowance                          757    1,901
Valuation allowance                     (73)     (79)
                                       ----   ------
Total deferred tax assets               684    1,822
                                       ----   ------
Deferred Tax Liabilities:
Property, plant and equipment           280      310
State taxes                              52       62
Derivative instruments                   --       51
Inventories                               7        8
                                       ----   ------
Total deferred tax liabilities          339      431
                                       ----   ------
Net deferred tax assets                 345    1,391
                                       ====   ======

We have established a valuation allowance for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards because of uncertainty regarding their ultimate realization. Of the total valuation allowance as of December 31, 2006, $61 million relates to U.S. state net operating loss and tax credit carryforwards and $12 million relates to foreign net operating loss and tax credit carryforwards.

     As a result of the federal income tax deduction for amounts paid to the Asbestos Trust in 2006, we incurred a federal and state net operating loss, or NOL, in 2006. While most of the federal NOL will be carried back and offset against the federal taxable income we reported in the 10 preceding taxable years, approximately $400 million of the NOL will be carried forward and offset against federal taxable income arising in future years. In addition, the carryback of the 2006 federal NOL will result in the carryforward of approximately $77 million of federal tax credits (primarily alternative minimum tax and foreign tax credits) that can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years, beginning in 2007; the alternative minimum tax credits can be carried forward indefinitely; and the foreign tax credits can be carried forward for 10 years from the date of origin. At the state level, most of the 2006 state NOL will be carried forward since most states do not allow the carryback of a NOL in any significant amount. The 2006 state NOL, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.

     During the fourth quarter of 2006, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2003 and 2004. As a result of the audit, our federal income tax liability for the years 2003 and 2004 was increased by $33 million in the aggregate, most of which resulted in an increase in the amount of our deferred tax assets as of December 31, 2006.

     During the third quarter of 2005, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2000 through 2002. As a result of the audit, our federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on our financial statements. In addition, due to the results of the audit, a portion of our recorded income tax contingency reserves became unnecessary. Consequently, our income tax provision was reduced (and consolidated net earnings increased) in 2005 by $25 million.

     Our financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. These loss contingencies relate primarily to tax disputes with various state tax authorities, costs incurred with respect to the Chapter 11 proceedings and the taxable status of certain foreign income in the U.S. Our U.S. income tax returns for 2004 and prior years have been audited by the IRS.

     We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $423 million as of December 31, 2006. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004. This act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, we decided to take advantage of the one-time opportunity under the act to reduce future taxes by repatriating $91 million of foreign earnings. This resulted in $4 million of tax expense that was recognized in the fourth quarter of 2005.

     Our income tax receivable of $1.102 billion as of December 31, 2006 relates primarily to refunds of federal and state income taxes paid in prior years that we expect to receive as a result of the carryback of our 2006 net operating loss due to amounts paid to the Asbestos Trust in 2006 and the temporary overpayment of taxes in various jurisdictions. We expect the amount recorded as income taxes receivable as of December 31, 2006 to be refunded to us in 2007.

16. DERIVATIVE INSTRUMENTS

COMMODITY DERIVATIVE INSTRUMENTS

As of December 31, 2006, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $225 million. These contracts mature by December 31, 2009. As of December 31, 2006, the fair value of these swap contracts, which remained in AOCI, was a $43 million ($26 million after-tax) unrealized loss.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

As of December 31, 2006 and 2005, we had no outstanding forward contracts to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries.

COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit standing; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral if aggregate payables exceed certain limits. Currently, we have no collateral requirement. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

17. SEGMENTS AND ACQUISITIONS

OPERATING SEGMENTS

                                   2006      2005     2004
                                 -------   -------   ------
(millions)
Net Sales:
North American Gypsum            $ 3,621   $ 3,222   $2,753
Worldwide Ceilings                   756       707      688
Building Products Distribution     2,477     2,048    1,738
Eliminations                      (1,044)     (838)    (670)
                                 -------   -------   ------
Total                              5,810     5,139    4,509
                                 =======   =======   ======

                                  2006      2005     2004
                                 ------   -------   ------
(millions)
Operating Profit (Loss):
North American Gypsum            $  836   $(2,466)  $  428
Worldwide Ceilings                   77        62       62
Building Products Distribution      203       149      103
Corporate                          (117)      (90)     (73)
Chapter 11 reorganization
  expenses                          (10)       (4)     (12)
Eliminations                         (4)       (5)      --
                                 ------   -------   ------
Total                               985    (2,354)     508
                                 ======   =======   ======
Depreciation, Depletion
  and Amortization:
North American Gypsum               111       100       94
Worldwide Ceilings                   18        19       18
Building Products Distribution        4         3        3
Corporate                             5         3        5
                                 ------   -------   ------
Total                               138       125      120
                                 ======   =======   ======
Capital Expenditures:
North American Gypsum               336       174      120
Worldwide Ceilings                   18        19       14
Building Products Distribution        2         3        2
Corporate                            37         2        2
                                 ------   -------   ------
Total                               393       198      138
                                 ======   =======   ======
Assets:
North American Gypsum             2,348     3,664    2,042
Worldwide Ceilings                  416       415      438
Building Products Distribution      590       487      417
Corporate                         2,124     1,748    1,513
Eliminations                       (113)     (172)    (132)
                                 ------   -------   ------
Total                             5,365     6,142    4,278
                                 ======   =======   ======

GEOGRAPHIC SEGMENTS

                                  2006      2005     2004
                                 ------   -------   ------
(millions)
Net Sales:
United States                    $5,227   $ 4,626   $4,065
Canada                              442       420      384
Other Foreign                       386       333      291
Geographic transfers               (245)     (240)    (231)
                                 ------   -------   ------
Total                             5,810     5,139    4,509
                                 ======   =======   ======

Long-Lived Assets:
United States                     1,939     1,812    1,684
Canada                              169       187      174
Other Foreign                       209       148      123
                                 ------   -------   ------
Total                             2,317     2,147    1,981
                                 ======   =======   ======

OTHER SEGMENT INFORMATION

Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment. An operating loss of $2.466 billion in 2005 for the North American Gypsum segment resulted from a $3.1 billion charge for asbestos claims recorded in the fourth quarter of 2005. Operating profit of $836 million in 2006 for North American Gypsum included the reversal of $44 million of our reserve for asbestos-related liabilities.

     Transactions between operating and geographic segments are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between operating segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.

     On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of our consolidated net sales in each of 2006, 2005 and 2004. Net sales to The Home Depot, Inc. were reported by all three operating segments.

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

ACQUISITIONS

During 2006, L&W Supply, which makes up the Building Products Distribution operating segment, purchased the outstanding stock of several companies principally located in the midwestern and southeastern United States and minor operations in South America for approximately $128 million, net of cash acquired. These acquisitions were part of L&W Supply's strategy to profitably grow its specialty dealer business. We accounted for these acquisitions under the purchase method of accounting and, accordingly, included their results of operations in our accompanying consolidated results of operations from the dates of acquisition. Pro forma combined results of operations for 2005 and 2006 would not be materially different as a result of these acquisitions and therefore are not presented.

     The allocation of the purchase price of the acquisitions is still preliminary because final purchase price adjustments are subject to final closing balance sheet audit and review procedures which are still in progress as of the date of this report. L&W Supply has preliminarily recorded the total purchase price of the acquisitions, based on their estimated fair values, as follows:

(millions)
Accounts receivable         $ 26
Inventories                   14
Goodwill                      90
Other assets acquired         13
                            ----
   Total assets acquired     143
                            ----
Total liabilities assumed     15
                            ----
Total net assets acquired    128
                            ----

The amounts recorded to goodwill and intangible assets are not subject to amortization.

     L&W Supply paid $29 million for two acquisitions in 2005 and $5 million for three acquisitions in 2004.

     As of December 31, 2006, L&W Supply operated 220 locations in 36 states, compared with 192 locations as of December 31, 2005 and 186 locations as of December 31, 2004.

18. COMMITMENTS AND CONTINGENCIES

We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $112 million in 2006, $93 million in 2005 and $86 million in 2004. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2006 were $82 million in 2007, $73 million in 2008, $57 million in 2009, $45 million in 2010 and $32 million in 2011. The aggregate obligation after 2011 was $149 million.

     As of December 31, 2006, capital expenditure commitments were $494 million.

     As of December 31, 2006, restricted cash totaled $6 million. Restricted cash primarily represents collateral to support outstanding letters of credit.

LEGAL CONTINGENCIES

See Note 19 below for information on asbestos and environmental litigation.

19.  LITIGATION

ASBESTOS LITIGATION

Asbestos Personal Injury Litigation: Our plan of reorganization resolves the debtors' liability for all present and future asbestos personal injury and related claims. At the time we filed for reorganization in June 2001, U.S. Gypsum was a defendant in more than 100,000 pending asbestos personal injury claims. In addition, L&W Supply and Beadex had been named as defendants in a small number of asbestos personal injury claims.

     As part of our plan of reorganization, we created and funded a trust under
Section 524(g) of the Bankruptcy Code for the payment of all of the present and future asbestos personal injury liabilities of the debtors. The Trust is administered by independent trustees appointed under the plan. The Trust will pay qualifying asbestos personal injury and related claims against the debtors pursuant to trust distribution procedures that are part of the confirmed plan. As of the end of the fourth quarter of 2006, our obligations to fund the Trust have been met, and we have no further payment obligations to the Trust.

     Our plan of reorganization also contains a channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the Trust and no one may bring such a claim against the debtor companies. This channeling injunction applies to all present and future asbestos personal injury claims for which any debtor is alleged to be liable, including any asbestos personal injury claims against U.S. Gypsum, L&W Supply or Beadex, as well as any asbestos personal injury claims against the debtors relating to A.P. Green Refractories Co., which was formerly one of our subsidiaries.

Asbestos Property Damage Litigation: Asbestos property damage claims against the debtors are not part of the Trust or the channeling injunction. Our plan of reorganization provides that all settled or otherwise resolved asbestos property damage claims that were timely filed in our reorganization proceedings will be paid in full. During our reorganization proceedings, the court entered an order requiring that asbestos property damage claims against the debtors be filed by January 15, 2003. In response to that deadline, approximately 1,400 asbestos property damage claims were timely filed in the debtors' Chapter 11 proceedings with an additional 70 claims being filed after the deadline. During our reorganization proceedings, more than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending.

     We have now reached agreements to settle all of the remaining asbestos property damage claims, with the exception of one small claim brought by a homeowner. The estimated cost of resolving the asbestos property damage claims, as well as the cost of funding the asbestos personal injury trust, is discussed below.

Cost and Payments Relating to Our Asbestos Claims: In the fourth quarter of 2005, we recorded a pretax charge of $3.1 billion for all asbestos-related claims. This pretax charge increased U.S. Gypsum's reserve for all asbestos-related claims, both personal injury and property damage, to $4.161 billion. This reserve included our obligations to fund the Trust established under our plan of reorganization. The reserve also included our estimate of the cost of resolving asbestos property damage claims filed in our reorganization proceedings, including estimated legal fees associated with those claims, as well as our estimate of resolving other additional asbestos-related claims.

     In 2006, we made payments totaling $3.95 billion to the Trust as required by our plan of reorganization. These payments included the $890 million payment to the Trust on the Effective Date, a $10 million payment in December on the interest-bearing note we issued to the Trust on the Effective Date and a $3.05 billion payment in December. This additional $3.05 billion payment was due in accordance with the plan of reorganization because the 109th Congress adjourned in December 2006 without passing the Fairness in Asbestos Injury Resolution Act of 2005 or substantially similar legislation. We have fully funded the Trust and have no further payment obligations to the Trust.

     During the second quarter of 2006, we also paid $19 million for the settlement of other asbestos-related claims included within the asbestos reserve.

     With regard to asbestos property damage claims, we have reached agreements to resolve all of the asbestos property damage claims filed in our reorganization proceedings that have not been disallowed or withdrawn, with the exception of one small claim brought by a homeowner. Based on our evaluation of these settlements, we reversed $44 million of our reserve for asbestos-related claims in 2006. This reversal was reflected as income in our consolidated statement of operations for 2006. In the fourth quarter of 2006, we made total payments of approximately $99 million for asbestos property damage settlements. Our estimate of the cost of asbestos property damage settlements that have not been paid, and associated legal fees, is approximately $48 million and is included in accrued expenses.

     In summary, in 2006, we made total payments of approximately $4.07 billion for asbestos-related claims, including the payments to fund the Trust and the payments for settlements of asbestos property damage claims and other asbestos-related claims.

ENVIRONMENTAL LITIGATION

We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, our involvement is expected to be minimal. We believe that appropriate reserves have been established for our potential liability in connection with all Superfund sites, but we continue to review our accruals as additional information becomes available. Our reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, legal costs, and fines and penalties, if any. In addition, environmental costs connected with site cleanups on property we own are covered by reserves we establish based on these same considerations. We believe that none of these matters or any other known governmental proceedings regarding environmental matters will have a material adverse effect upon our financial position, cash flows or results of operations.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Quarter
                                -----------------------------------------
                                 First      Second      Third      Fourth
                                ------      ------     ------     -------
(millions, except share data)

2006:
Net sales                       $1,465      $1,573     $1,478     $ 1,294
Gross profit                       357         400        346         267
Operating profit                   256         318(c)     258(d)      153
Net earnings (loss)               (141)(b)     176(c)     153(d)      100
Per Common Share:
   Basic (a)                     (2.44)(b)    3.03(c)    1.71(d)     1.11
   Diluted (a)                   (2.44)(b)    3.03(c)    1.71(d)     1.11

2005:
Net sales                        1,173       1,287      1,344       1,335
Gross profit                       214         267        301         320
Operating profit (loss)            124         181        211      (2,870)(e)
Net earnings (loss)                 77         110        158      (1,781)(e)
Per Common Share:
   Basic (a)                      1.37        1.97       2.77      (30.92)(e)
   Diluted (a)                    1.37        1.96       2.77      (30.92)(e)

(a) Earnings per common share for the third and fourth quarters of 2006 reflect the issuance of 44.92 million shares of common stock in the third quarter of 2006 in connection with the Rights Offering. Earnings per common share for the first and second quarters of 2006 and all four quarters of 2005 have been adjusted to reflect the effect of the Rights Offering. The sum of the four quarters is not necessarily the same as the total for the year.

(b) First quarter 2006 net loss and loss per common share include an after-tax charge of $300 million, or $5.19 per common share, for post-petition interest and fees related to pre-petition obligations.

(c) Second quarter 2006 operating profit, net earnings and earnings per common share include income of $27 million pretax ($17 million after-tax, or $0.29 per common share) for the reversal of a reserve for asbestos-related claims. Net earnings and earnings per common share also include an after-tax charge of $21 million, or $0.36 per common share, for post-petition interest and fees related to pre-petition obligations.

(d) Third quarter 2006 operating profit, net earnings and earnings per common share include income of $17 million pretax ($10 million after-tax, or $0.11 per common share) for the reversal of a reserve for asbestos-related claims. Net earnings and earnings per common share also include an after-tax charge of $5 million, or $0.06 per common share, for post-petition interest and fees related to pre-petition obligations.

(e) Fourth quarter 2005 operating loss, net loss and loss per common share include a provision of $3.1 billion pretax ($1.935 billion after-tax, or $33.59 per share) for asbestos claims. Net loss and loss per common share also include an after-tax charge of $11 million, or $0.19 per share, for the cumulative effect of an accounting change.

     Fourth quarter 2005 operating loss, net loss and loss per common share also include a $37 million pretax ($23 million after-tax) noncash adjustment that should have been recorded in the third quarter 2005. The adjustment relates to certain of our natural gas derivative instruments, which no longer qualified for hedge accounting in the third quarter 2005. If we had recorded the adjustment in the third quarter of 2005, consolidated net earnings for that quarter would have been $181 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2006. Our audits also included the accompanying financial statement schedule,
Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 12, effective December 31, 2005, the Corporation adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements," and as discussed in Note 1, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" effective December 31, 2006.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2007

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Beginning                                     Ending
                                 Balance    Additions (a)   Deductions (b)   Balance
                                ---------   -------------   --------------   -------
(millions)

YEAR ENDED DECEMBER 31, 2006:
   Doubtful accounts               $10           $ 6             $ (5)         $11
   Cash discounts                    4            57              (56)           5

YEAR ENDED DECEMBER 31, 2005:
   Doubtful accounts                11             3               (4)          10
   Cash discounts                    3            49              (48)           4

YEAR ENDED DECEMBER 31, 2004:
   Doubtful accounts                12             5               (6)          11
   Cash discounts                    3            43              (43)           3

(a)  Reflects provisions charged to earnings

(b) Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(A)  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

     Our independent auditors have issued an audit report on management's assessment of internal control over financial reporting. This report appears below.

February 13, 2007

(B)  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that USG Corporation and subsidiaries (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in COSO. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule of USG Corporation and subsidiaries as of December 31, 2006 and our report dated February 13, 2007 expressed an unqualified opinion and included an explanatory paragraph regarding the Corporation's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2007

(C)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On October 1, 2005, we began to roll out a new enterprise resource planning system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help us better serve our customers. The changes related to the new system represented the only change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 16, 2007):

        NAME, AGE AND                                                                  PRESENT POSITION
      PRESENT POSITION                BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS      HELD SINCE
      ----------------                ----------------------------------------------   ----------------
William C. Foote, 55                  Chairman, Chief Executive Officer and            January 2006
Chairman and Chief Executive          President to January 2006.
Officer

James S. Metcalf, 49                  President and Chief Executive Officer, L&W       January 2006
President and Chief Operating         Supply Corporation, to March 2002; Senior Vice
Officer                               President; President, Building Systems, to
                                      February 2004; Executive Vice President;
                                      President, Building Systems, to January 2006.

Edward M. Bosowski, 52                Senior Vice President, Marketing and Corporate   January 2006
Executive Vice President and Chief    Strategy; President, USG International, to
Strategy Officer; President, USG      February 2004; Executive Vice President,
International                         Marketing and Corporate Strategy; President,
                                      USG International, to January 2006.

Stanley L. Ferguson, 54               Senior Vice President and General Counsel to     March 2004
Executive Vice President and          February 2004.
General Counsel

Richard H. Fleming, 59                Same position.                                   February 1999
Executive Vice President and
Chief Financial Officer

Brian J. Cook, 49                     Vice President, Human Resources, to February     February 2005
Senior Vice President, Human          2005.
Resources

        NAME, AGE AND                                                                  PRESENT POSITION
      PRESENT POSITION                BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS      HELD SINCE
      ----------------                ----------------------------------------------   ----------------
Marcia S. Kaminsky, 48                Vice President, Communications, to February      February 2005
Senior Vice President,                2005.
Communications

Dominic A. Dannessa, 50               Senior Vice President, CRM and Global Supply     January 2006
Vice President; Executive Vice        Chain, U.S. Gypsum Company, to August 2003;
President, Manufacturing, Building    Senior Vice President, Manufacturing, U.S.
Systems                               Gypsum Company, to January 2006.

Brendan J. Deely, 41                  Vice President, Operations, L&W Supply           June 2005
Vice President; President and Chief   Corporation, to April 2004; Senior Vice
Operating Officer, L&W Supply         President and Chief Operating Officer, L&W
Corporation                           Supply Corporation, to June 2005.

Fareed A. Khan, 41                    Vice President, Marketing & Business             January 2006
Vice President; Executive             Development, L&W Supply Corporation, to May
Vice President, Sales and             2002; Vice President, Marketing, U.S. Gypsum
Marketing, Building Systems           Company, to October 2003; Senior Vice
                                      President, Supply Chain & CRM and IT, U.S.
                                      Gypsum Company, to January 2006.

Karen L. Leets, 50                    Assistant Treasurer, McDonald's Corporation,     March 2003
Vice President and Treasurer          to March 2003.

D. Rick Lowes, 52                     Vice President and Treasurer to October 2002.    October 2002
Vice President and Controller

Peter K. Maitland, 65                 Same position.                                   February 1999
Vice President, Compensation,
Benefits and Administration

Donald S. Mueller, 59                 Vice President of Research and Chief             May 2006
Vice President, Research and          Technology Officer, Ashland Specialty Chemical
Technology Innovation                 Co., to October 2003; Director, Industrial and
                                      State Relations for Environmental Science
                                      Institute, Ohio State University, to
                                      December 2004; Vice President, Research
                                      and Technology, to May 2006.

Clarence B. Owen, 58                  Vice President, International and Technology,    January 2003
Vice President and Chief              to January 2003
Technology Officer

Ellis A. Regenbogen, 60               Chairman, Corporate and Securities Section,      October 2006
Corporate Secretary and               Godwin, Gruber L.P., law firm, to September
Associate General Counsel             2002; Law Offices of Ellis A. Regenbogen to
                                      March 2004; Assistant General Counsel -
                                      Corporate and Securities, Sears, Roebuck and
                                      Co., to April 2005; Associate General Counsel
                                      - Securities and Governance, Sears Holdings
                                      Corporation, to April 2006; Associate General
                                      Counsel and Assistant Secretary to
                                      October 2006.

COMMITTEE CHARTERS AND CODE OF BUSINESS CONDUCT

Our Code of Business Conduct (applicable to directors, officers and employees), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors, including the Audit Committee, Governance Committee and Compensation and Organization Committee, are available in the "Investor Information" section on our website at www.usg.com. Stockholders may request a copy of these documents by writing to: Corporate Secretary, USG Corporation, P.O. Box 6721, Chicago, IL 60680-6721. Any waivers of, or changes to, our Code of Business Conduct applicable to executive officers, directors or persons performing similar functions will be promptly disclosed in the "Investor Information" section of our website.

     Following the annual meeting of stockholders held on May 10, 2006, our Chief Executive Officer filed a certificate with the NYSE certifying that he was not aware of any violation by us of the NYSE's Corporate Governance Listing Standards.

     Other information required by this Item 10 is included under the headings "Director Nominees and Directors Continuing in Office," "Committees of the Board of Directors," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2007, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is included under the heading "Compensation of Executive Officers and Directors" in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2007, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2006, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by our stockholders.


                                                                               NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                                                                               FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO    WEIGHTED AVERAGE       EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE    EXERCISE PRICE OF       PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS    OUTSTANDING OPTIONS     SECURITIES REPORTED
    PLAN CATEGORY                   AND RIGHTS              AND RIGHTS            IN COLUMN ONE)
    -------------             -----------------------   -------------------   -----------------------
Equity compensation plans
   approved by stockholders          1,212,144                 $43.62                6,692,400
Equity compensation
   plans not approved by
   stockholders                            --                     --                       --
                                     ---------                 ------                ---------
Total                                1,212,144                 $43.62                6,692,400
                                     =========                 ======                =========

Other information required by this Item 12 is included under the headings "Principal Stockholders" and "Security

Ownership of Directors and Executive Officers" in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2007, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

Information required by this Item 13 is included under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2007, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is included under the heading "Fees Paid to the Independent Registered Public Accountant" in the definitive Proxy Statement for our annual meeting of stockholders to be held on May 9, 2007, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

3. EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------   ----------------------------------------------------------------------
ARTICLES OF INCORPORATION AND BY-LAWS:

2.1       First Amended Joint Plan of Reorganization of USG Corporation and its
          Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG
          Corporation's Current Report on Form 8-K filed June 21, 2006, or the
          June Form 8-K)

2.2       Order Confirming First Amended Joint Plan of Reorganization
          (incorporated by reference to Exhibit 2.02 to the June Form 8-K)

3.1 Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June Form 8-K)

3.2       Certificate of Designation of Junior Participating Preferred Stock,
          Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation's Current Report on Form 8-K dated March 27, 1998)

3.3       Amended and Restated By-Laws of USG Corporation, dated as of January
          1, 2007 **

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1       Form of Common Stock certificate **

4.2       Rights Agreement, dated as of December 21, 2006, between USG
          Corporation and Computershare Investor Services, LLC, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to USG Corporation's
          Registration Statement on Form 8-K, dated December 21, 2006)

4.3       Indenture, dated as of November 1, 2006, by and between USG
          Corporation and Wells Fargo Bank, National Association, as trustee
          (incorporated by reference to Exhibit 4.01 to USG Corporation's
          Current Report on Form 8-K, dated November 20, 2006)

4.4 Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to USG
          Corporation's Current Report on Form 8-K, dated November 20, 2006)

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

MATERIAL CONTRACTS:

10.1 Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation's
          Registration Statement No. 33-40136 on Form S-4, dated February 3,
          1993) *

10.2      First Amendment to Management Performance Plan, effective November 15,
          1993, and dated February 1, 1994 (incorporated by reference to Exhibit
          10(aq) to Amendment No. 1 of USG Corporation's Registration Statement
          No. 33-51845 on Form S-1) *

10.3      Second Amendment to Management Performance Plan, dated June 27, 2000
          (incorporated by reference to Exhibit 10(a) to USG Corporation's Form
          10-Q, dated November 6, 2000) *

10.4      Amendment and Restatement of USG Corporation Supplemental Retirement
          Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) to USG Corporation's Annual Report on
          Form 10-K, dated February 20, 1998) *

10.5      First Amendment to Supplemental Retirement Plan, effective July 1,
          1997 (incorporated by reference to Exhibit 10(d) to USG Corporation's
          Annual Report on Form 10-K, dated February 26, 1999) *

10.6      Second Amendment to Supplemental Retirement Plan, effective November
          8, 2000 (incorporated by reference to Exhibit 10(f) to USG
          Corporation's Annual Report on Form 10-K, dated March 5, 2001) *

10.7      Third Amendment to Supplemental Retirement Plan, effective November 8,
          2000 (incorporated by reference to Exhibit 10(g) to USG Corporation's
          Annual Report on Form 10-K, dated March 5, 2001) *

10.8      Fourth Amendment to Supplemental Retirement Plan, effective April 11,
          2001 (incorporated by reference to Exhibit 10(a) to USG Corporation's
          Quarterly Report on Form 10-Q, dated March 31, 2001) *

10.9      Fifth Amendment to Supplemental Retirement Plan, effective December
          21, 2001 (incorporated by reference to Exhibit 10(i) to USG
          Corporation's Annual Report on Form 10-K, dated March 1, 2002) *

10.10     Sixth Amendment to Supplemental Retirement Plan, effective January 1,
          2005 (incorporated by reference to Exhibit 10.3 to USG Corporation's
          Current Report on Form 8-K, dated November 17, 2004) *

10.11     Form of Employment Agreement * **

10.12     Form of Change in Control Severance Agreement (Tier 1 Benefits) * **

10.13     Form of Change in Control Severance Agreement (Tier 2 Benefits) * **

10.14     Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10(g) of Amendment No. 1 to USG Corporation's Registration
          Statement No. 33-51845 on Form S-1) *

10.15     Stock Compensation Program for Non-Employee Directors (as Amended and
          Restated Effective as of January 1, 2005) of USG Corporation
          (incorporated by reference to Exhibit 10.2 to USG Corporation's
          Current Report on Form 8-K, dated November 14, 2005) *

10.16     Amendment No. 1 to the USG Corporation Stock Compensation Program for
          Non-Employee Directors (as Amended and Restated as of January 1, 2005)
          (incorporated by reference to Exhibit 10.1 to USG Corporation's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, or the second quarter 10-Q) *

10.17     Contingent Non-Negotiable Promissory Note of USG Corporation and its
          Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000
          (incorporated by reference to Exhibit 10.2 to the second quarter 10-Q)

10.18     Non-Negotiable Promissory Note of USG Corporation and its Debtor
          Subsidiaries payable to the Asbestos Personal Injury Trust dated June
          20, 2006 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.3 to the second quarter 10-Q)

10.19     Pledge Agreement Regarding Contingent Payment Note dated as of June
          20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the "Trustees")
          (incorporated by reference to Exhibit 10.4 to the second quarter 10-Q)

10.20     Pledge Agreement Regarding Non-Contingent Note dated as of June 20,
          2006 by and between USG Corporation and the Trustees (incorporated by reference to Exhibit 10.5 to the second quarter 10-Q)

10.21 Credit Agreement, dated as of August 2, 2006 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as
          Administrative Agent, and Goldman Sachs Credit Partners L.P., as
          Syndication Agent, or the Credit Agreement (incorporated by reference to Exhibit 10.6 to the second quarter 10-Q)

10.22 Guarantee Agreement dated as of August 2, 2006 among the Subsidiaries of USG Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the second quarter 10-Q)

10.23     Amendment No. 1 to the Credit Agreement, dated as of November 10,
          2006 **

10.24 1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation's Proxy Statement and Proxy, dated March 31, 1995) *

10.25 First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) to USG
          Corporation's Quarterly Report on Form 10-Q, dated November 6, 2000) *

10.26 2006 Annual Management Incentive Program of USG Corporation, as amended (incorporated by reference to Exhibit 10.1 to USG
          Corporation's Current Report on Form 8-K, dated February 13, 2006) *

10.27     Omnibus Management Incentive Plan (incorporated by reference to Annex
          A to USG Corporation's Proxy Statement and Proxy, dated March 28,
          1997) *

10.28     First Amendment to Omnibus Management Incentive Plan, dated November
          11, 1997 (incorporated by reference to Exhibit 10(p) to USG
          Corporation's Annual Report on Form 10-K, dated February 20, 1998) *

10.29     Second Amendment to Omnibus Management Incentive Plan, dated as of
          June 27, 2000 (incorporated by reference to Exhibit 10(c) to USG
          Corporation's Quarterly Report on Form 10-Q, dated November 6, 2000) *

10.30     Third Amendment to Omnibus Management Incentive Plan, dated as of
          March 25, 2004 (incorporated by reference to Exhibit 10.24 to USG
          Corporation's Annual Report on Form 10-K, dated February 18, 2005) *

10.31     USG Corporation Deferred Compensation Plan * **

10.32     Key Employee Retention Plan (July 1, 2004 - December 31, 2005), dated
          July 1, 2004 (incorporated by reference to Exhibit 10 to USG
          Corporation's Quarterly Report on Form 10-Q, dated July 30, 2004) *

10.33     USG Corporation Long-Term Incentive Plan (incorporated by reference to
          Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy
          Statement) *

10.34     Amendment No. 1 to the USG Corporation Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.8 to the second quarter
          10-Q) *

10.35     Form of USG Corporation Nonqualified Stock Option Agreement
          (incorporated by reference to Exhibit 10.9 to the second quarter
          10-Q) *

10.36 Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 10-Q) *

10.37 USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.38     USG Corporation 2006 Corporate Performance Plan, dated January 25,
          2006 (incorporated by reference to Exhibit 10 to USG Corporation's
          Current Report on Form 8-K, dated January 25, 2006) *

10.39     Equity Commitment Agreement, dated January 30, 2006, by and between
          USG Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to USG Corporation's Current Report on Form 8-K, dated
          January 30, 2006)

10.40     Shareholder's Agreement, dated January 30, 2006, by and between USG
          Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to USG Corporation's Current Report on Form 8-K, dated
          January 30, 2006)

10.41     Registration Rights Agreement, dated January 30, 2006, by and between
          USG Corporation and Berkshire Hathaway Inc. (incorporated herein by reference to USG Corporation's Current Report on Form 8-K, dated on
          January 30, 2006)

10.42 Registration Rights Agreement, dated as of November 17, 2006, by and among USG Corporation and Banc of America Securities LLC and Citigroup
          Global Markets, as representatives for the initial purchasers
          (incorporated herein by reference to Exhibit 10.01 to USG
          Corporation's Current Report on Form 8-K, dated November 20, 2006)

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

                                        USG CORPORATION
February 16, 2007


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


/s/ William C. Foote                    February 16, 2007
-------------------------------------
WILLIAM C. FOOTE
Director, Chairman and Chief
Executive Officer
(Principal Executive Officer)


/s/ Richard H. Fleming                  February 16, 2007
-------------------------------------
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ D. Rick Lowes                       February 16, 2007
-------------------------------------
D. RICK LOWES
Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, ROBERT L. BARNETT,        )  By: /s/ Richard H. Fleming
KEITH A. BROWN, JAMES C. COTTING,       )      ---------------------------------
LAWRENCE M. CRUTCHER, W. DOUGLAS FORD,  )      Richard H. Fleming
DAVID W. FOX, VALERIE B. JARRETT,       )      Attorney-in-fact
STEVEN F. LEER, MARVIN E. LESSER,       )      February 16, 2007
JOHN B. SCHWEMM, JUDITH A. SPRIESER     )
Directors                               )