Form 10-Q
period 2007-03-31
USG CORP
filed 2007-04-30
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                          Commission File Number 1-8864

                                 USG CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                          36-3329400
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

550 West Adams Street, Chicago, Illinois                          60661-3676
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code (312) 436-4000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.

The number of shares of the registrant's common stock outstanding as of March 31, 2007 was 98,928,989.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION
Item 1. Financial Statements:
        Consolidated Statements of Operations:
           Three Months Ended March 31, 2007 and 2006                         3
        Consolidated Balance Sheets:
           As of March 31, 2007 and December 31, 2006                         4
        Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 2007 and 2006                         5
        Notes to Consolidated Financial Statements                            6
Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                               20
Item 4. Controls and Procedures                                              33
Report of Independent Registered Public Accounting Firm                      34

PART II  OTHER INFORMATION
Item 1. Legal Proceedings                                                    35
Item 6. Exhibits                                                             35
Signatures                                                                   37

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS
                                                ENDED MARCH 31,
                                           -------------------------
                                               2007          2006
                                           -----------   -----------
Net sales                                  $     1,259   $     1,465
Cost of products sold                            1,047         1,108
                                           -----------   -----------
Gross profit                                       212           357
Selling and administrative expenses                117            99
Chapter 11 reorganization expenses                  --             2
                                           -----------   -----------
Operating profit                                    95           256
Interest expense                                    44           486
Interest income                                     (8)           (3)
                                           -----------   -----------
Earnings (loss) before income taxes                 59          (227)

Income tax expense (benefit)                        18           (86)
                                           -----------   -----------
Net earnings (loss)                                 41          (141)
                                           ===========   ===========

Basic earnings (loss) per common share            0.45         (2.44)
Diluted earnings (loss) per common share          0.45         (2.44)

Average common shares                       91,376,178    57,772,106
Average diluted common shares               91,664,897    57,772,106

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                AS OF         AS OF
                                              MARCH 31,   DECEMBER 31,
                                                 2007         2006
                                              ---------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                      $   411      $   565
Restricted cash                                     --            6
Receivables (net of reserves - $19 and $16)        604          448
Inventories                                        380          348
Income taxes receivable                             28        1,102
Deferred income taxes                              119          169
Other current assets                                82           69
                                               -------      -------
Total current assets                             1,624        2,707

Property, plant and equipment (net of
   accumulated depreciation and depletion
   - $1,141 and $1,108)                          2,295        2,210
Deferred income taxes                              216          187
Goodwill                                           357          154
Other assets                                        98          107
                                               -------      -------
Total Assets                                     4,590        5,365
                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                   364          303
Accrued expenses                                   280          358
Short-term debt                                     --        1,065
Income taxes payable                                 8           38
                                               -------      -------
Total current liabilities                          652        1,764

Long-term debt                                   1,239        1,439
Deferred income taxes                               10           11
Other liabilities                                  659          617
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                     --           --
Common stock                                        10            9
Treasury stock                                    (208)        (208)
Capital received in excess of par value          2,608        2,176
Accumulated other comprehensive (loss)            (112)        (136)
Retained earnings (deficit)                       (268)        (307)
                                               -------      -------
Total stockholders' equity                       2,030        1,534
                                               -------      -------
Total Liabilities and Stockholders' Equity       4,590        5,365
                                               =======      =======

See accompanying Notes to Consolidated Financial Statements.

                                 USG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                ----------------
                                                                  2007     2006
                                                                -------   ------
OPERATING ACTIVITIES:
Net earnings (loss)                                             $    41   $ (141)
Adjustments to reconcile net earnings (loss) to net cash:
   Depreciation, depletion and amortization                          48       33
   Share-based compensation expense                                  11       --
   Deferred income taxes                                             34     (196)
(Increase) decrease in working capital (net of acquisitions):
   Receivables                                                      (82)    (165)
   Income taxes receivable                                        1,072       --
   Inventories                                                        5      (16)
   Payables                                                         (12)     123
   Accrued expenses                                                 (51)     (51)
Increase in other assets                                             (5)     (11)
Increase in other liabilities                                         5        2
Increase in liabilities subject to compromise                        --      491
Other, net                                                            7       (6)
                                                                -------   ------
Net cash provided by operating activities                         1,073       63
                                                                -------   ------
INVESTING ACTIVITIES:
Capital expenditures                                               (111)     (52)
Acquisitions of businesses, net of cash acquired                   (279)     (74)
(Deposit) return of restricted cash                                   6      (17)
Purchases of marketable securities                                   --      (81)
Sales or maturities of marketable securities                         --      365
Net proceeds from asset dispositions                                 --        1
                                                                -------   ------
Net cash (used for) provided by investing activities               (384)     142
                                                                -------   ------
FINANCING ACTIVITIES:
Repayment of debt                                                (1,265)      --
Proceeds from equity offering, net of fees                          422       --
Payment of rights offering backstop commitment fee                   --      (67)
Issuances of common stock upon exercise of stock options             --        7
Tax benefit of share-based payments                                  --        2
                                                                -------   ------
Net cash used for financing activities                             (843)     (58)
                                                                -------   ------
Effect of exchange rate changes on cash                              --       --
Net (decrease) increase in cash and cash equivalents               (154)     147
Cash and cash equivalents at beginning of period                    565      936
                                                                -------   ------
Cash and cash equivalents at end of period                          411    1,083
                                                                =======   ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                        30       --
Income taxes (refunded) paid, net                                (1,060)      12

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

(1)  PREPARATION OF FINANCIAL STATEMENTS

     We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed on February 16, 2007.

(2)  ACQUISITIONS

     We record acquisitions using the purchase method of accounting and, accordingly, include the results of operations of the businesses acquired in our consolidated results as of the date of acquisition. We allocate the purchase price of acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair market values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. Pro forma combined results of operations for the 2007 and 2006 periods would not be materially different as a result of the acquisitions described below and therefore are not presented.

     On March 30, 2007, L&W Supply Corporation, or L&W Supply, which makes up the Building Products Distribution operating segment, purchased the outstanding stock of California Wholesale Material Supply, Inc. and related entities (referred to collectively as CALPLY) for approximately $267 million. This amount includes debt repaid at closing and acquisition-related expenses and is net of CALPLY's cash at closing. CALPLY sells building products and provides services to acoustical contractors, drywall contractors, plaster contractors, roofing companies, manufactured housing companies, countertop fabricators, government institutions and exporters from its 30 locations in seven Western states and Mexico. This acquisition was part of L&W Supply's strategy to profitably grow its specialty dealer business. The following table presents the preliminary allocation of the purchase price for CALPLY as of the date of acquisition.

(millions)
Cash                            $  4
Accounts receivable               74
Inventories                       37
Property, plant and equipment      6
Goodwill                         197
Other assets acquired              4
                                ----
Total assets acquired            322
                                ----
Total liabilities assumed         51
                                ----
Total net assets acquired        271
                                ----

     On March 28, 2007, USG Mexico, S.A. de C.V., or USG Mexico, an indirect, wholly owned subsidiary of USG Corporation, purchased the assets of Grupo Supremo located in the central north region of Mexico whose businesses include extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses.

     The allocation of the purchase prices for these acquisitions is preliminary because they are subject to (i) the valuation of tangible and intangible assets for both CALPLY and Supremo; (ii) a working capital settlement related to the Grupo Supremo acquisition and (iii) tax-related and other liability adjustments. As a result, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the historical book values of the acquired companies. Any excess of the purchase prices over the book value of assets acquired and liabilities assumed has been recorded as goodwill in the accompanying consolidated statement of financial position. No allocations have been made at this time to identifiable intangible assets and no adjustments have been made to historical book values of tangible assets acquired. Accordingly, the purchase price allocations are subject to change based on a final determination of the fair values of assets acquired and liabilities assumed.

(3)  PUBLIC EQUITY OFFERING

     In March 2007, we completed a public offering of 9,063,373 shares of our common stock at a price of $48.60 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $422 million. We used the net proceeds of the equity offering to pay for the CALPLY acquisition and for general corporate purposes.

(4)  DEBT

     Total debt consisted of the following:

                             As of         As of
                           March 31,   December 31,
(millions)                    2007         2006
                           ---------   ------------
Term loan                    $  500       $  700
6.3% senior notes               500          500
Industrial revenue bonds        239          239
Tax bridge term loan             --        1,065
                             ------       ------
Total                         1,239        2,504
                             ======       ======

     CREDIT FACILITIES

     In August 2006, we entered into a $2.8 billion credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement consists of a $650 million revolving credit facility with a $250 million sublimit for letters of credit and a $1.0 billion term loan facility. It also included a $1.15 billion tax bridge term loan facility that has now been terminated.

     The revolving credit facility is available to fund working capital needs and for other general corporate purposes. As of March 31, 2007, we had not drawn upon the revolving credit facility except for approximately $86 million of outstanding letters of credit. The term loan facility was available to us in a single drawing of up to $1.0 billion, and the tax bridge facility was available to us in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. In December 2006, we borrowed $700 million under the term loan and $1.065 billion under the tax bridge facility. These borrowings, along with proceeds from the $500 million senior note offering described below and cash on hand, were used to fund a $3.05 billion payment in December 2006 to the asbestos trust created in connection with our plan of reorganization (see Notes 14 and 15 below).

     In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made to the asbestos trust. This refund, along with cash on hand, was used in

     March 2007 to repay the outstanding borrowing of $1.065 billion under the tax bridge facility. We also repaid $200 million of the outstanding borrowing under the term loan facility in March. As a result of these repayments, we recorded a $10 million pretax charge to interest expense in the first quarter of 2007 to write off deferred financing fees associated with these borrowings.

     The term loan facility matures on August 2, 2011, and the borrowing rate on this facility was 6.125% as of March 31, 2007.

     The credit agreement requires that we meet and maintain certain financial ratios and tests and contains events of default and covenants that are customary for similar transactions and may limit our ability to take various actions. As of March 31, 2007, we were in compliance with those financial ratios, tests and covenants.

     6.3% SENIOR NOTES

     In November 2006, we issued in a private placement $500 million of 6.3% senior unsecured notes that mature in November 2016. On April 6, 2007, we filed with the Securities and Exchange Commission, or SEC, a registration statement relating to an offer to exchange registered 6.3% senior unsecured notes also maturing in 2016 for the privately placed notes.

(5)  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of restricted stock units, or RSUs, performance shares and outstanding stock options. Average common shares and average diluted common shares outstanding for the first quarter of 2006 reflect the effect of a rights offering we completed in the third quarter of 2006. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):

                                                        Weighted
                                      Net               Average
                                   Earnings   Shares   Per-Share
Three Months Ended March 31,        (Loss)     (000)     Amount
----------------------------       --------   ------   ---------
2007:
Basic earnings                      $  41     91,376    $ 0.45
Dilutive effect of stock options                 289
Diluted earnings                       41     91,665      0.45

2006:
Basic loss                           (141)    57,772     (2.44)
Diluted loss                         (141)    57,772     (2.44)

     Options, RSUs and performance shares with respect to 1.7 million common shares were not included in the computation of diluted earnings per share for the first quarter of 2007 because they were anti-dilutive. Options to purchase 0.5 million common shares were not included in the computation of diluted earnings per share for the first quarter of 2006 because they were anti-dilutive.

(6)  DERIVATIVE INSTRUMENTS

     We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, we record changes in value to AOCI. As of March 31, 2007, we had no foreign currency contracts.

     COMMODITY DERIVATIVE INSTRUMENTS

     Currently, we are using swap contracts to hedge a major portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we have a substantial majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are generally designated as cash flow hedges. As of March 31, 2007, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $173 million. As of March 31, 2007, the fair value of these swap contracts, which remained in AOCI, was a $6 million ($4 million after-tax) unrealized loss.

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

(7)  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income are summarized in the following table (dollars in millions):

Three Months ended March 31,          2007    2006
----------------------------          ----   -----
Net earnings (loss)                   $ 41   $(141)
                                      ----   -----

Pretax gain (loss) on derivatives       36    (100)
Income tax (expense) benefit           (15)     39
                                      ----   -----
After-tax gain (loss) on derivative     21     (61)
                                      ----   -----

Unrealized gain on marketable
   securities, net of tax               --       1
Foreign currency translation             2      (3)
                                      ----   -----
Total comprehensive income (loss)       64    (204)
                                      ====   =====

     There was no tax impact on the foreign currency translation adjustments.

     AOCI consisted of the following (dollars in millions):

                                    As of        As of
                                  March 31,   December 31,
                                    2007          2006
                                  ---------   ------------
Loss on derivatives, net of tax     $  (5)       $ (26)
Unrecognized pension and
   postretirement benefit
   costs, net of tax                 (133)        (134)
Foreign currency translation           26           24
                                    -----        -----
Total                                (112)        (136)
                                    =====        =====

     Reclassifications of net after-tax gains or losses from AOCI to earnings during the first quarter of 2007 were as follows (dollars in millions):

Loss on derivatives, net of tax of $5 million   $(8)
Loss on unrecognized pension and
   postretirement benefit costs, net of tax
   of $1 million                                 (1)
                                                ---
Total                                            (9)
                                                ===

     As of March 31, 2007, we estimate the net after-tax gains or losses that we will reclassify from AOCI to earnings within the next 12 months to be a $3 million loss on derivatives and a $4 million loss on unrecognized pension and postretirement benefit costs.

(8)  OPERATING SEGMENTS

     Our operations are organized into three operating segments: (i) North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and joint compound, DUROCK(R) brand cement board, FIBEROCK(R) brand gypsum fiber panels and other related building products in the United States, Canada and Mexico; (ii) Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products in the United States and Mexico and (iii) Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. Operating segment results were as follows (dollars in millions):

                                                        Operating
                                        Net Sales         Profit
                                     ---------------   -----------
Three Months ended March 31,          2007     2006    2007   2006
----------------------------         ------   ------   ----   ----
North American Gypsum                $  757   $  931   $ 93   $211
Building Products Distribution          504      604     26     53
Worldwide Ceilings                      197      186     14     20
Eliminations                           (199)    (256)     1      2
Corporate                                --       --    (39)   (28)
Chapter 11 reorganization expenses       --       --     --     (2)
                                     ------   ------   ----   ----
Total                                 1,259    1,465     95    256
                                     ======   ======   ====   ====

(9)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill as of March 31, 2007 was as follows (dollars in millions):

                            Building       North
                            Products     American
                          Distribution    Gypsum    Total
                          ------------   --------   -----
Balance as of January 1       $154           --      $154
Acquisitions                   197            6       203
                              ----          ---      ----
Balance as of March 31         351            6       357
                              ====          ===      ====

     Goodwill increased in the first quarter of 2007 as a result of L&W Supply's acquisition of CALPLY and USG Mexico's acquisition of the Supremo group of companies in Mexico.

     Other intangible assets, which are principally trade names, totaled $9 million as of March 31, 2007. As of that date, $1 million of these other intangible assets was subject to amortization over a five-year life concluding in 2010. Other intangible assets are included in other assets on the consolidated balance sheets.

(10) ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following (dollars in millions):

                          Three Months
                             ended
                            March 31
                          ------------
                           2007   2006
                           ----   ----
Balance as of January 1     $78    $71
Accretion expense             1      1
                            ---    ---
Balance as of March 31       79     72
                            ===    ===

(11) EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs are summarized in the following table (dollars in millions):

                                                Three Months
                                                   ended
                                                  March 31
                                                ------------
                                                2007    2006
                                                ----   -----
PENSION:
Service cost of benefits earned                 $ 10   $  9
Interest cost on projected benefit obligation     16     15
Expected return on plan assets                   (18)   (16)
Net amortization                                   3      4
                                                ----   ----
Net pension cost                                  11     12
                                                ====   ====

POSTRETIREMENT:
Service cost of benefits earned                 $  4   $  3
Interest cost on projected benefit obligation      6      5
Net amortization                                  (1)    (1)
                                                ----   ----
Net postretirement cost                            9      7
                                                ====   ====

     In accordance with our funding policy, we currently plan to contribute approximately $66 million of cash to our pension plans in 2007.

(12) SHARE-BASED COMPENSATION

     During the first quarter of 2007, our Board of Directors approved awards of stock options, RSUs and performance shares under our Long-Term Incentive Plan, or LTIP. We recognize compensation expense on all share-based grants over the service period, which is the shorter of the period until the employees' retirement eligibility date or the service period of the award. For share-based awards granted in the first quarter of 2007, our compensation cost was $8.8 million in the three-month period ended March 31, 2007. The remaining compensation cost for these awards will total $13.6 million and will be recognized over a weighted average life of 3.9 years.

     STOCK OPTIONS

     We granted options to purchase 551,895 shares of common stock under the LTIP during the first quarter of 2007 with an exercise price of $49.61 per share, which was the closing price of a share of USG common stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year from the date of grant, or earlier in the event of death, disability, retirement or a change in control. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement. Expense is recognized, net of estimated forfeitures, over the vesting period of the options.

     We estimated the fair value of each stock option granted under the LTIP to be $21.73 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatility of our common stock. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC's Staff Accounting Bulletin No. 107.

     The assumptions used in the valuation were as follows: expected volatility 35.5%, risk-free rate 4.55%, expected term (in years) 6.25, expected annual forfeitures 2.5% and expected dividends 0.

     RESTRICTED STOCK UNITS

     We granted RSUs with respect to 140,755 shares of common stock under the LTIP during the first quarter of 2007. The RSUs generally vest in four equal installments beginning one year from the date of grant, except that 62,000 of the RSUs that were granted as special retention awards generally will vest 100% after five years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant. Expense is generally recognized, net of estimated forfeitures, using the straight-line method over the vesting period of the award.

     PERFORMANCE SHARES

     We granted 87,160 performance shares under the LTIP during the first quarter of 2007. The performance shares vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Each performance share earned will be settled in a share of our common stock. Expense is recognized, net of estimated forfeitures, over the vesting period of the performance shares.

     We estimated the fair value of each performance share granted under the LTIP to be $45.17 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our common stock. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the performance period.

     The assumptions used in the valuation were as follows: expected volatility 30.7%, risk-free rate 4.55%, expected term (in years) 2.78, expected annual forfeitures 2.5% and expected dividends 0.

(13) INCOME TAXES

     Income tax expense was $18 million in the first quarter of 2007 and included a $6.6 million favorable tax adjustment resulting from a correction of the December 31, 2006 deferred tax balances. This correction reduced the effective tax rate for the quarter to 30.2%. Without the adjustment, the effective tax rate for the first quarter of 2007 would have been 41.3%.

     In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made to the asbestos trust in 2006 and the carryback of the resulting federal net operating loss to the 10 preceding taxable years. Additionally, in the first quarter of 2007, we received a $14 million federal tax refund resulting from the overpayment of our 2005 federal income taxes. These refunds reduced the $1.102 billion of income taxes receivable reported on our December 31, 2006 consolidated balance sheet.

     We have net operating loss and tax credit carryforwards in varying amounts in the U.S. and numerous U.S. state and foreign jurisdictions. As a result of the federal income tax deduction for amounts paid to the asbestos trust in 2006, we incurred a federal and state net operating loss, or NOL, in 2006. While most of the federal NOL was carried back and offset against the federal taxable income we reported in the 10 preceding taxable years, $447 million of the NOL will be carried forward and offset against federal taxable income arising in 2007 and later years. In addition, the carryback of the 2006 federal NOL resulted in the carryforward of $80 million of federal tax credits (primarily alternative minimum tax and foreign tax credits) that can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years; the alternative minimum tax credits can be carried forward indefinitely; and the foreign tax credits can be carried forward for 10 years from the date of origin. At the state level, most of the 2006 state NOL will be carried forward since most states do not allow the carryback of a NOL in any significant amount. The 2006 state NOL, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.

     We have a valuation allowance for deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards due to uncertainty regarding their ultimate realization. During the first quarter of 2007, we increased our valuation allowance for deferred tax assets by a total of $4 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years. Of the total valuation allowance as of March 31, 2007, $65 million relates to U.S. state net operating loss and tax credit carryforwards and $12 million relates to foreign net operating loss and tax credit carryforwards.

     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of our unrecognized tax benefits was $55 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $7 million. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months; however, based on the information available at this time, we do not expect any change to have a significant impact on our results of operations, financial position or cash flows.

     Our U.S. income tax returns for 2004 and prior years have been audited by the Internal Revenue Service, or the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years, with years 2005 and 2006 currently under examination by the IRS. We are also under examination currently in various U.S. state and foreign jurisdictions. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

(14) RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

     In the second quarter of 2006, USG Corporation and 10 of its United States subsidiaries, collectively referred to as the debtors, emerged from Chapter 11 reorganization proceedings as a result of a plan of reorganization that was confirmed by the United States Bankruptcy Court for the District of Delaware and the United States District Court for the District of Delaware.

     Pursuant to the plan of reorganization, we resolved the present and future asbestos personal injury liabilities of the debtors by creating and funding a trust under Section 524(g) of the United States Bankruptcy Code. In 2006, we made payments totaling $3.95 billion to the asbestos trust. We have no further payment obligations to the trust.

     The following subsidiaries were debtors in the Chapter 11 proceedings:
     United States Gypsum Company, or U.S. Gypsum; USG Interiors, Inc.; USG Interiors International, Inc.; L&W Supply; Beadex Manufacturing, LLC, or Beadex; B-R Pipeline Company; La Mirada Products Co., Inc.; Stocking Specialists, Inc.; USG Industries, Inc.; and USG Pipeline Company.

     FINANCIAL STATEMENT PRESENTATION

     During the time the debtors were operating under the protection of Chapter 11 of the United States Bankruptcy Code, our consolidated financial statements were prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7.

     The debtors' estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, these liabilities were reclassified on the consolidated balance sheet.

     Interest expense for the first quarter of 2006 included charges for post-petition interest and fees totaling $484 million ($300 million after-tax) related to pre-petition obligations.

(15) LITIGATION

     ASBESTOS LITIGATION

     Asbestos Personal Injury Litigation: Our plan of reorganization confirmed in 2006 resolved the debtors' liability for all present and future asbestos personal injury and related claims. Pursuant to the plan, we created and funded a trust under Section 524(g) of the Bankruptcy Code for the payment of all of the present and future asbestos personal injury liabilities of the debtors. The trust is administered by independent trustees appointed under the plan. The trust will pay qualifying asbestos personal injury and related claims against the debtors pursuant to trust distribution procedures that are part of the confirmed plan. In 2006, we made payments totaling $3.95 billion to the asbestos trust. We have no further payment obligations to the trust.

     Our plan of reorganization also contains a channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the trust and no one may bring such a claim against the debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any debtor is alleged to be liable, including any asbestos personal injury claims against U.S. Gypsum, L&W Supply or Beadex, as well as any asbestos personal injury claims against the debtors relating to A.P. Green Refractories Co., which was formerly one of our subsidiaries. Our plan of reorganization and this channeling injunction do not apply to any of our non-U.S. subsidiaries, any companies acquired after we filed the bankruptcy petitions on June 25, 2001, or any companies that we may acquire in the future.

     Asbestos Property Damage Litigation: Asbestos property damage claims against the debtors are not part of the asbestos trust or the channeling injunction. Our plan of reorganization provided that all settled or otherwise resolved asbestos property damage claims that were timely filed in our reorganization proceedings will be paid in full. During our reorganization proceedings, the court entered an order requiring that asbestos property damage claims against the debtors be filed by January 15, 2003. In response to that deadline, approximately 1,400 asbestos property damage claims were timely filed in the debtors' Chapter 11 proceedings and an additional 70 claims were filed after the deadline. During our reorganization proceedings, more than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending.

     In 2006, we reached agreements to settle all of the remaining asbestos property damage claims, with the exception of one small claim brought by a homeowner. In 2006, we made total payments of approximately $99 million for asbestos property damage settlements. Our estimate of the cost of asbestos property damage settlements that have not been paid, and associated legal fees, is approximately $48 million and is included in accrued expenses and other liabilities.

     ENVIRONMENTAL LITIGATION

     We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. In most of these sites, our involvement is expected to be minimal. We believe that appropriate reserves have been established for our potential liability in connection with all Superfund sites, but we continue to review our accruals as additional information becomes available. Our reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. In addition, environmental costs connected with other site cleanups on property we own are covered by reserves we establish based on these same considerations. We believe that none of these matters or any other known governmental proceedings regarding environmental matters will have a material adverse effect upon our financial position, cash flows or results of operations.

(16) NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently reviewing this pronouncement to determine the impact that it may have on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently reviewing this pronouncement to determine the impact that it may have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the following Management's Discussion and Analysis of Results of Operations and Financial Condition, "USG," "we," "our" and "us" refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

OVERVIEW

FINANCIAL INFORMATION

Net sales in the first quarter of 2007 were $1.259 billion, down 14% from the first quarter of 2006. Operating profit of $95 million declined 63% from the prior-year period. Net earnings for the first quarter of 2007 were $41 million, or $0.45 per diluted share. We recorded a net loss of $141 million, or $2.44 per share, in the first quarter of 2006 primarily as a result of an after-tax charge of $300 million, or $5.19 per share, for post-petition interest and fees paid under our Chapter 11 plan of reorganization.

During the first quarter of 2007, housing construction activity was substantially below the strong levels experienced a year earlier, continuing a trend that began in the middle of 2006. As we anticipated, this has led to lower first quarter 2007 sales and earnings compared to last year.

Shipments of our SHEETROCK(R) brand gypsum wallboard in the first quarter of 2007 were down 26% from the first quarter of 2006. Capacity utilization rates for our gypsum wallboard plants dropped to 75% for the first quarter of 2007 compared with 99% for the prior-year quarter. The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to an average of $164.12 per thousand square feet for the first quarter of 2007 compared with $181.75 in the fourth quarter of 2006. Prices trended downward throughout the first quarter of 2007. That trend has continued since quarter end, and prices remain under pressure. Profitability also was adversely affected by higher manufacturing costs largely due to rising prices for raw materials.

MARKET TRENDS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
7.92 billion square feet in the first quarter of 2007, a 19% decrease from 9.75 billion square feet in the first quarter of 2006 and a 1% increase from the fourth quarter of 2006.

So far this year, the housing market has not exhibited any meaningful signs of recovery. The downturn in new residential construction is likely to continue throughout 2007. We expect low single-digit growth in the residential repair and remodel and non-residential markets this year, although the growth in these segments will not be sufficient to significantly offset the effects of lower demand for wallboard from the new residential construction market.

Overall, we expect industry demand for gypsum wallboard in 2007 to be down approximately 10% from last year. Industry capacity utilization rates are expected to be close to 80% for the year unless the industry closes manufacturing capacity. At these levels of capacity utilization, we expect to see continued pressure on wallboard selling prices.

We have responded to the lower level of demand for our products by balancing wallboard production volumes and pricing in an effort to maximize profitability. We have also made significant adjustments to our manufacturing capacity. We will continue adjusting our operations as conditions warrant.

FEDERAL TAX REFUND

In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made in 2006 to the asbestos trust created pursuant to our confirmed plan of reorganization. This refund, along with cash on hand, was used to repay the outstanding borrowing of $1.065 billion under the tax bridge facility.

ACQUISITIONS

On March 30, 2007, L&W Supply which makes up the Building Products Distribution operating segment, purchased the outstanding stock of California Wholesale Material Supply, Inc. and related entities (referred to collectively as CALPLY) for approximately $267 million. This amount includes debt repaid at closing and acquisition-related expenses and is net of CALPLY's cash at closing. On March 28, 2007, USG Mexico, S.A. de C.V. purchased the assets of Grupo Supremo for approximately $12 million. See Note 2 to the Consolidated Financial Statements for additional information on these acquisitions.

EQUITY OFFERING

In March 2007, we completed a public offering of 9,063,373 shares of our common stock at a price of $48.60 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $422 million. We used the net proceeds of the equity offering to pay for the CALPLY acquisition and for general corporate purposes.

STRATEGIC ACTIONS

We intend to continue to seek opportunities to grow our business and improve operating results by:

- making selective acquisitions to grow our Building Products Distribution business;

- making selective acquisitions and entering into joint ventures to grow our non-U.S. businesses;

- continuing to invest in new, low-cost gypsum wallboard manufacturing capacity to improve operating margins and maintain our commitment to customer service and replacing higher-cost older capacity;

- introducing new products and systems that complement our current product lines and leverage our customer relationships; and

- reducing costs by improving production efficiencies and completing information technology initiatives to enhance operations and customer satisfaction, including a supply chain optimization project.

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of our consolidated statement of operations (dollars in millions):

                                      Three Months ended March 31
                                      ---------------------------
                                                      % Increase
                                       2007    2006    (Decrease)
                                      -----   -----   -----------
Net sales                             1,259   1,465      (14)%
Cost of products sold                 1,047   1,108       (6)%
Gross profit                            212     357      (41)%
Selling and administrative expenses     117      99       18%
Chapter 11 reorganization expenses       --       2       --
Operating profit                         95     256      (63)%
Interest expense                         44     486      (91)%
Interest income                          (8)     (3)     167%
Income tax expense (benefit)             18     (86)      --
Net earnings (loss)                      41    (141)      --
Diluted earnings (loss) per share      0.45   (2.44)      --

NET SALES

Net sales in the first quarter of 2007 declined 14% from the first quarter of 2006 primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under Core Business Results of Operations, net sales decreased for our North American Gypsum and Building Products Distribution operating segments.

COST OF PRODUCTS SOLD

Cost of products sold decreased 6% primarily due to lower volume for most product lines.

GROSS PROFIT

Gross profit decreased 41% primarily due to lower shipments and selling prices and higher manufacturing costs for gypsum wallboard. The gross margin percentage was 16.8% in the first quarter of 2007, down from 24.4% in the first quarter of 2006.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses increased 18% primarily due to increased levels of compensation and benefits, costs associated with our move to a new corporate office in March 2007 and funding for marketing and growth initiatives. As a percent of net sales, selling and administrative expenses were 9.3% in the first quarter of 2007, up from 6.8% in the comparable 2006 period.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with our bankruptcy proceedings that concluded in 2006, we recorded chapter 11 reorganization expenses of $2 million in the first quarter of 2006.

INTEREST EXPENSE

Interest expense of $44 million in the first quarter of 2007 included a pretax charge of $10 million ($6 million, or $0.07 per share, after-tax) to write off deferred financing fees primarily due to the repayment of our tax bridge loan. Interest expense of $486 million in the first quarter of 2006 included charges totaling $484 million ($300 million after-tax) for post-petition interest and fees related to pre-petition obligations.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense was $18 million in the first quarter of 2007. An income tax benefit of $86 million was recorded in the first quarter of 2006. The effective tax rates were 30.2% and 37.8% for the respective periods. The difference in the effective tax rates was primarily attributable to a lower projected effective tax rate on operating earnings in 2007 and a tax expense of $4 million related to post-petition interest on pre-petition tax obligations that was recorded in the first quarter of 2006. In addition, first quarter 2007 results included a $6.6 million favorable tax adjustment resulting from a correction of the December 31, 2006 deferred tax balances. This correction reduced the effective tax rate for the quarter to 30.2%. Without the adjustment, the effective tax rate for the first quarter of 2007 would have been 41.3%.

NET EARNINGS (LOSS)

Net earnings were $41 million, or $0.45 per diluted share, for the first quarter of 2007. A net loss of $141 million, or $2.44 per share, was recorded for the first quarter of 2006. The loss for the 2006 period included the after-tax charge of $300 million, or $5.19 per share, for post-petition interest and fees related to pre-petition obligations.

CORE BUSINESS RESULTS OF OPERATIONS

                                                        Operating
(dollars in millions)                   Net Sales         Profit
                                     ---------------   -----------
Three Months ended March 31,          2007     2006    2007   2006
----------------------------         ------   ------   ----   ----
NORTH AMERICAN GYPSUM:
U.S. Gypsum Company                  $  661   $  834   $ 81   $189
CGC Inc. (gypsum)                        77       86      6     12
USG Mexico, S.A. de C.V.                 43       43      7      8
Other subsidiaries*                      17       21     (1)     2
Eliminations                            (41)     (53)    --     --
                                     ------   ------   ----   ----
Total                                   757      931     93    211
                                     ------   ------   ----   ----
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  504      604     26     53
                                     ------   ------   ----   ----
WORLDWIDE CEILINGS:
USG Interiors, Inc.                     125      127      8     14
USG International                        69       54      4      3
CGC Inc. (ceilings)                      15       16      2      3
Eliminations                            (12)     (11)    --     --
                                     ------   ------   ----   ----
Total                                   197      186     14     20
                                     ------   ------   ----   ----
Eliminations                           (199)    (256)     1      2
Corporate                                --       --    (39)   (28)
Chapter 11 reorganization expenses       --       --     --     (2)
                                     ------   ------   ----   ----
Total USG Corporation                 1,259    1,465     95    256
                                     ======   ======   ====   ====

* Includes Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

NORTH AMERICAN GYPSUM

Net sales of $757 million in the first quarter of 2007 were down 19% from the first quarter of 2006, while operating profit fell 56% to $93 million.

United States Gypsum Company: First quarter 2007 net sales for U.S. Gypsum decreased $173 million, or 21%, compared with the first quarter of 2006, while operating profit was down $108 million, or 57%. These declines largely reflected lower demand for gypsum wallboard, lower gypsum wallboard selling prices and higher manufacturing costs.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.19 billion square feet during the first quarter of 2007, down 26% from 2.96 billion in the first quarter of 2006. Wallboard plants operated at approximately 75% of capacity in the first quarter of 2007 compared with 99% in the first quarter of 2006. Industry shipments of gypsum wallboard were down approximately 19% from the first quarter of 2006.

The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to an average of $164.12 per thousand square feet for the first quarter of 2007, a 4% drop compared to the average price of $170.77 for first quarter 2006 and a 10% decrease from the average price of $181.75 for the fourth quarter of 2006. Prices trended downward throughout the first quarter of 2007. That trend has continued since quarter end, and prices remain under pressure. Throughout this cycle, U.S. Gypsum intends to focus on maximizing profitability by balancing its gypsum wallboard volume and selling prices.

During the first quarter of 2007, manufacturing costs for SHEETROCK(R) brand gypsum wallboard were adversely affected by higher wastepaper and other raw material costs and the unfavorable effects of lower production levels. Gypsum wallboard unit costs were up 10% in the first quarter of 2007 compared with last year's first quarter.

U.S. Gypsum's complementary product lines, SHEETROCK(R) brand joint compound, DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels and industrial gypsum products, reported improved pricing during the first quarter of 2007 compared with the same period a year ago. Benefits from these results were partially offset by higher manufacturing costs and lower shipments of SHEETROCK(R) brand joint compound.

CGC Inc.: First quarter 2007 net sales for the gypsum business of Canada-based CGC Inc. fell $9 million and operating profit was down $6 million compared with the first quarter of 2006. The decline in net sales was largely due to lower shipments of SHEETROCK(R) brand gypsum wallboard, particularly to the United States. Operating profit also was adversely affected by higher wastepaper and other raw material costs and the unfavorable effects of lower gypsum wallboard production levels.

USG Mexico, S.A. de C.V.: Net sales in the first quarter of 2007 for our Mexico-based subsidiary were unchanged from the comparable 2006 period, while operating profit was down $1 million. The decline in operating profit was largely due to higher raw materials costs. During the first quarter of 2007, USG Mexico purchased the assets of Grupo Supremo, a construction plaster company located in the central north region of Mexico. The acquisition will significantly improve our construction plaster market share in Mexico.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply reported net sales of $504 million and operating profit of $26 million in the first quarter of 2007. Compared with the first quarter of 2006, net sales declined $100 million, or 17%, and operating profit was down $27 million. These declines primarily reflected a 24% decrease in shipments of gypsum wallboard and a 6% decrease in sales of complementary building products, such as drywall metal, joint compound and insulation.

L&W Supply operated 251 locations in the United States and Mexico as of March 31, 2007 compared with 210 locations only in the United States as of March 31, 2006. On a same-location basis, net sales in the first quarter of 2007 declined 20% versus the same period a year ago. L&W Supply's acquisition of CALPLY on March 30, 2007 added 30 locations in seven Western states and Mexico. CALPLY's operations did not have a material impact on L&W Supply's first quarter 2007 results.

WORLDWIDE CEILINGS

Net sales in the first quarter of 2007 were $197 million, up $11 million from the prior-year period primarily due to increased net sales for USG International. However, operating profit fell to $14 million from $20 million a year ago.

USG Interiors, Inc.: USG Interiors reported first quarter 2007 net sales of $125 million and operating profit of $8 million. These results compared with net sales of $127 million and operating profit of $14 million in the first quarter of 2006. The decline in net sales was primarily attributable to lower ceiling tile shipments, especially to the retail channel, and product mix. The decline in operating profit reflected the change in product mix and higher raw material costs, particularly for steel used in the production of DONN(R) brand ceiling grid. During the first quarter of 2007, we raised selling prices for ceiling tile and grid, but this only recovered a portion of the higher costs.

USG International: Net sales increased by $15 million and operating profit rose $1 million in the first quarter of 2007 compared with the first quarter of 2006. These results primarily reflected improved performance in the European region and the favorable effects of currency translation.

CGC Inc.: The ceilings business of CGC Inc. reported decreases of $1 million for both net sales and operating profit in the first quarter of 2007 compared with the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2007, we had $411 million of cash and cash equivalents compared with $565 million of cash and cash equivalents as of December 31, 2006. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions to create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash expenditures or proceeds.

We have a credit agreement with a syndicate of banks that includes:

- a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of March 31, 2007, we had not drawn upon the revolving credit facility except for approximately $86 million of outstanding letters of credit; and

- a term loan facility that was available to us in a single drawing of up to $1.0 billion. In the fourth quarter of 2006, we borrowed $700 million under this facility to fund a portion of our Chapter 11 reorganization obligations. In the first quarter of 2007, we repaid $200 million of this borrowing.

The credit agreement also included a tax bridge term loan facility that was available to us in a single drawing of up to $1.15 billion. In the fourth quarter of 2006, we borrowed $1.065 billion under this facility to fund a portion of our Chapter 11 reorganization obligations. In the first quarter of 2007, we repaid the full amount using the $1.057 billion federal tax refund we received and cash on hand. The tax bridge facility has now been terminated.

We plan to fund future growth projects from cash on hand, future cash available from operations and, if determined to be appropriate, borrowings under our revolving credit facility. We may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.

CASH FLOWS

The following table presents a summary of our cash flows (dollars in millions):

                                                        Three Months
                                                       ended March 31
                                                       --------------
                                                         2007   2006
                                                        -----   ----
Net cash provided by (used for):
Operating activities                                    1,073     63
Investing activities                                     (384)   142
Financing activities                                     (843)   (58)
                                                        -----    ---
Net (decrease) increase in cash and cash equivalents     (154)   147
                                                        =====    ===

Operating Activities: The variation between the 2007 and 2006 periods primarily reflected our first quarter 2007 receipt of the federal tax refund of $1.057 billion.

Investing Activities: The variation between the 2007 and 2006 periods primarily reflected increased spending in 2007 for acquisitions (up $205 million) and capital projects (up $59 million) and a cash inflow of $284 million in the first quarter of 2006 from the net sales of marketable securities.

Financing Activities: The variation between the 2007 and 2006 periods primarily reflected our March 2007 repayments of the $1.065 billion borrowing under our tax bridge facility and $200 million of borrowings under our term loan facility. These repayments were partially offset by net proceeds of $422 million from our March 2007 public equity offering.

CAPITAL EXPENDITURES

Capital spending amounted to $111 million in the first quarter of 2007 compared with $52 million in the corresponding 2006 period. As of March 31, 2007, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $620 million compared with $494 million as of December 31, 2006. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of March 31, 2007 include the following projects with the total estimated costs indicated:

- approximately $130 million to replace existing capacity at U.S. Gypsum's Norfolk, Virginia gypsum wallboard plant with a new low-cost wallboard line designed to position the company for profitable growth in the mid-Atlantic region. Construction on this project began in 2005 and is expected to be completed in 2007;

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Colima, Mexico. This facility will serve Western Mexico and export gypsum wallboard to Latin America. Construction of this plant began in 2006 and is expected to be completed in 2007;

- approximately $180 million for a new low-cost gypsum wallboard plant in Washingtonville, Pennsylvania that will serve the Northeastern United States region. Construction of this plant began in late 2006 and is expected to be completed in 2008;

- approximately $109 million for the acquisition of a paper mill in Otsego, Michigan in 2006 and to subsequently convert it to manufacture high-quality, low-cost paper for U.S. Gypsum's wallboard plants. The plant is expected to begin production in 2008;

- approximately $75 million for a new 40,000-ton self-unloading ship intended to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2008; and

- approximately $220 million for a new, low-cost gypsum wallboard plant in Stockton, California that will serve Northern California. Construction of this plant is scheduled to begin in 2008 and is expected to be completed in 2010.

WORKING CAPITAL

As of March 31, 2007, working capital (current assets less current liabilities) amounted to $972 million, and the ratio of current assets to current liabilities was 2.49-to-1. As of December 31, 2006, working capital amounted to $943 million, and the ratio of current assets to current liabilities was 1.53-to-1.

Receivables increased to $604 million as of March 31, 2007 from $448 million as of December 31, 2006. During the same period, inventories increased to $380 million from $348 million, and accounts payable increased to $364 million from $303 million. These increases were attributable in part to additional receivables, inventories and payables from businesses acquired in the first quarter. The higher level of receivables also reflected a 19% increase in net sales for the month of March 2007 compared with December 2006. Accrued expenses decreased to $280 million as of March 31, 2007 from $358 million as of December 31, 2006 largely due to the payment of employee incentive compensation in the first quarter.

DEBT

Total debt amounted to $1.239 billion as of March 31, 2007 compared with $2.504 billion as of December 31, 2006. See Note 4 to the Consolidated Financial Statements for additional information on our debt.

REALIZATION OF DEFERRED TAX ASSET

Our consolidated balance sheet as of March 31, 2007 includes a gross deferred tax asset of $404 million relating to the U.S. federal and state income tax benefits expected to be realized in future periods with respect to various federal and state net operating loss and tax credit carryforwards arising in 2006 and prior years as a result of the amounts paid to the asbestos trust in 2006. We have concluded, based on the weight of available evidence, that all but $55 million of these tax benefits are more likely than not to be realized in the future. This amount represents an increase of $4 million from the valuation allowance of $51 million previously recorded with respect to these tax benefits as of December 31, 2006.

In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and projections of future taxable income. As a result of federal taxable income projected to be realized in future years, we expect to utilize the $207 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards in full. If certain specified changes in our ownership should occur, there could be an annual limitation on the amount of the carryforwards that can be utilized; however, based on our current equity value, we do not believe that this limitation (if it occurs) would impair our ability to fully utilize these carryforwards. As a result, it is more likely than not that we will realize the federal deferred tax asset relating to these carryforwards.

In contrast to the results under the federal Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits resulting from the amounts paid to the asbestos trust in 2006 will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the asbestos trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $55 million of the $197 million of state income tax benefits relating to our state net operating loss carryforwards is more likely than not to be realized.

LEGAL CONTINGENCIES

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

See Note 15 to the Consolidated Financial Statements for additional information on environmental litigation and for information concerning asbestos and related bankruptcy litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed on February 16, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of our unrecognized tax benefits was $55 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $7 million. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months; however, based on the information available at this time, we do not expect any change to have a significant impact on our results of operations, financial position or cash flows.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements." This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently reviewing this pronouncement to determine the impact that it may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently reviewing this pronouncement to determine the impact that it may have on our financial statements.

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

-    the loss of one or more major customers;

-    capacity utilization rates;

- capital markets conditions and the availability of borrowings under our credit agreement;

- the results of a review by the Congressional Joint Committee on Taxation relating to the tax refund we received related to the payments we made to the asbestos trust;

-    our success in integrating acquired businesses;

- changes in laws or regulations, including environmental and safety regulations;

- the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

-    acts of God.

We assume no obligation to update any forward-looking information contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting.

On October 1, 2005, we began to roll out a new supply chain management system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be substantially completed in 2007. Management expects that the new system will enhance operational efficiencies and help us better serve our customers. The changes related to the new system represented the only change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We anticipate that we will continue to have future investments in many of our technology systems and will continue to review the impact of any future changes to our internal controls over financial reporting as the new systems are implemented.

CALPLY has accounting processes and internal controls different from those at USG. We do not consider the acquisition of CALPLY to materially affect our internal control over financial reporting and we do not expect to extend our Sarbanes-Oxley Section 404 attestation to include CALPLY until 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying consolidated balance sheet of USG Corporation and subsidiaries (the "Corporation") as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109" effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of USG Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended December 31, 2006 (not presented herein); and in our report dated February 13, 2007, we expressed an unqualified opinion (which included an explanatory paragraph concerning a change in the method of accounting due to the Corporation's adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements" in 2005, Financial Accounting Standards No. 123(R), "Share-Based Payment", and Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in 2006) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
April 25, 2007

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 15, Litigation, for information concerning asbestos and related bankruptcy litigation and environmental litigation.

ITEM 6. EXHIBITS

10.1 Equity Purchase Agreement dated as of February 25, 2007, among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 27, 2007)

10.2 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2007 (the "March 8-K"))

10.3 Form of Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 8-K)

10.4 Form of Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 8-K)

10.5    Form of Performance Shares Agreement (incorporated by reference to
        Exhibit 10.4 to the March 8-K)

10.6    USG Corporation 2007 Annual Management Incentive Program (Revised)

10.7    Annual Base Salaries of Named Executive Officers (Effective March 1,
        2007)

10.8 Amendment No.2 to the USG Corporation Stock Compensation Program for Non-Employee Directors

10.9 USG Corporation Non-Employee Director Compensation Program (Effective July 1, 2007)

10.10 USG Corporation Deferred Compensation Program for Non-Employee Directors (Effective as of January 1, 2008)

15. Letter from Deloitte & Touche LLP regarding unaudited financial information

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

April 30, 2007