Form 10-Q
period 2007-06-30
USG CORP
filed 2007-07-31
CIK 757011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

The number of shares of the registrant's common stock outstanding as of June 30, 2007 was 98,942,347.

                                    TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Statements of Earnings:
           Three Months and Six Months Ended June 30, 2007 and 2006           3

        Condensed Consolidated Balance Sheets:
           As of June 30, 2007 and December 31, 2006                          4

        Condensed Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 2007 and 2006                            5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               24

Item 4. Controls and Procedures                                              41

Report of Independent Registered Public Accounting Firm                      42

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    43

Item 4. Submission of Matters to a Vote of Security Holders                  43

Item 5. Other Information                                                    43

Item 6. Exhibits                                                             44

Signatures                                                                   45

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS                 SIX MONTHS
                                             ENDED JUNE 30,             ENDED JUNE 30,
                                      -------------------------   -------------------------
                                          2007          2006          2007          2006
                                      -----------   -----------   -----------   -----------
Net sales                             $     1,408   $     1,573   $     2,667   $     3,038
Cost of products sold                       1,206         1,173         2,253         2,281
                                      -----------   -----------   -----------   -----------
Gross profit                                  202           400           414           757
Selling and administrative expenses            99           103           216           202
Provision for restructuring                    15            --            15            --
Reversal of asbestos claims reserve            --           (27)           --           (27)
Chapter 11 reorganization expenses             --             6            --             8
                                      -----------   -----------   -----------   -----------
Operating profit                               88           318           183           574
Interest expense                               19            37            63           523
Interest income                                (5)           (4)          (13)           (7)
Other (income) expense, net                    (2)           --            (2)           --
                                      -----------   -----------   -----------   -----------
Earnings before income taxes                   76           285           135            58
Income taxes                                   20           109            38            23
                                      -----------   -----------   -----------   -----------
Net earnings                                   56           176            97            35
                                      ===========   ===========   ===========   ===========
Earnings per Common Share:
Basic                                        0.56          3.03          1.01          0.60
Diluted                                      0.56          3.03          1.01          0.60
Average common shares                  98,933,442    57,940,444    95,154,810    57,830,385
Average diluted common shares          99,285,127    58,036,034    95,475,012    57,933,191

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                       AS OF        AS OF
                                                     JUNE 30,   DECEMBER 31,
                                                       2007         2006
                                                     --------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                            $   380       $   565
Restricted cash                                           --             6
Receivables (net of reserves - $19 and $16)              611           448
Inventories                                              369           348
Income taxes receivable                                   34         1,102
Deferred income taxes                                     74           169
Other current assets                                      98            69
                                                     -------       -------
Total current assets                                   1,566         2,707
Property, plant and equipment (net of accumulated
   depreciation and depletion - $1,188 and $1,108)     2,386         2,210
Deferred income taxes                                    253           187
Goodwill                                                 358           154
Other assets                                             103           107
                                                     -------       -------
Total Assets                                           4,666         5,365
                                                     =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                         364           303
Accrued expenses                                         255           358
Short-term debt                                           --         1,065
Income taxes payable                                       5            38
                                                     -------       -------
Total current liabilities                                624         1,764
Long-term debt                                         1,239         1,439
Deferred income taxes                                     12            11
Other liabilities                                        687           617
Commitments and contingencies
Stockholders' Equity:
Preferred stock                                           --            --
Common stock                                              10             9
Treasury stock                                          (207)         (208)
Capital received in excess of par value                2,611         2,176
Accumulated other comprehensive (loss)                   (98)         (136)
Retained earnings (deficit)                             (212)         (307)
                                                     -------       -------
Total stockholders' equity                             2,104         1,534
                                                     -------       -------
Total Liabilities and Stockholders' Equity             4,666         5,365
                                                     =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USG CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                  2007     2006
                                                                -------   ------
OPERATING ACTIVITIES:
Net earnings                                                    $    97   $   35
Adjustments to reconcile net earnings to net cash:
   Reversal of asbestos claims reserve                               --      (27)
   Depreciation, depletion and amortization                          87       66
   Share-based compensation expense                                  15        1
   Deferred income taxes                                             18      326
(Increase) decrease in working capital (net of acquisitions):
   Receivables                                                      (88)    (149)
   Income taxes receivable                                        1,068     (324)
   Inventories                                                       15      (36)
   Payables                                                          15       52
   Accrued expenses                                                 (43)     (35)
Increase in other assets                                            (35)     (11)
Increase in other liabilities                                        30       17
Payment to Section 524(g) asbestos trust                             --     (890)
Reorganization distribution - other                                 (40)    (177)
Liabilities subject to compromise                                    --      521
Other, net                                                           12       --
                                                                -------   ------
Net cash provided by (used for) operating activities              1,151     (631)
                                                                -------   ------
INVESTING ACTIVITIES:
Capital expenditures                                               (224)    (150)
Acquisitions of businesses, net of cash acquired                   (279)     (74)
Return of restricted cash                                             6       71
Net proceeds from asset dispositions                                  1        1
Purchases of marketable securities                                   --     (112)
Sales or maturities of marketable securities                         --      608
                                                                -------   ------
Net cash (used for) provided by investing activities               (496)     344
                                                                -------   ------
FINANCING ACTIVITIES:
Repayment of debt                                                (1,265)      --
Proceeds from equity offering, net of fees                          422       --
Reorganization distribution - debt principal                         --      (16)
Payment of rights offering fees                                      --      (68)
Issuances of common stock upon exercise of stock options             --       13
Tax benefit of share-based payments                                  --        6
                                                                -------   ------
Net cash used for financing activities                             (843)     (65)
                                                                -------   ------
Effect of exchange rate changes on cash                               3        3
Net decrease in cash and cash equivalents                          (185)    (349)
Cash and cash equivalents at beginning of period                    565      936
                                                                -------   ------
Cash and cash equivalents at end of period                          380      587
                                                                =======   ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                        55      109
Income taxes (refunded) paid, net                                (1,046)      28

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USG CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In the following Notes to Condensed Consolidated Financial Statements, "USG," "we," "our" and "us" refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

(1)  PREPARATION OF FINANCIAL STATEMENTS

     We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed with the Securities and Exchange Commission on February 16, 2007.

(2)  ACQUISITIONS

     We record acquisitions using the purchase method of accounting and, accordingly, include the results of operations of the businesses acquired in our consolidated results as of the date of acquisition. We allocate the purchase price of acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. Pro forma combined results of operations for the 2007 and 2006 periods would not be materially different as a result of the acquisitions described below and therefore are not presented.

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
                                ----

     On March 28, 2007, USG Mexico, S.A. de C.V., or USG Mexico, an indirect, wholly owned subsidiary of USG Corporation, purchased the assets of Grupo Supremo, located in the central north region of Mexico, whose businesses include extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses.

     The allocation of the purchase prices for these acquisitions is preliminary because they are subject to (i) the valuation of tangible and intangible assets for both CALPLY and Grupo Supremo, (ii) a working capital settlement related to the Grupo Supremo acquisition and (iii) tax-related and other liability adjustments. As a result, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the historical book values of the acquired companies. Any excess of the purchase prices over the book value of assets acquired and liabilities assumed has been recorded as goodwill in the accompanying condensed consolidated statement of financial position. No allocations have been made at this time to identifiable intangible assets and no adjustments have been made to historical book values of tangible assets acquired. Accordingly, the purchase price allocations are subject to change based on a final determination of the fair values of assets acquired and liabilities assumed.

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

(4)  PROVISION FOR RESTRUCTURING

     In the second quarter of 2007, we recorded provisions totaling $15 million pretax ($9 million after-tax) for restructuring activities that included a salaried workforce reduction program announced on May 21, 2007 and the shutdown of a framing products manufacturing plant. We implemented these actions in response to current market conditions.

     Under the salaried workforce reduction program, approximately 200 employees were terminated and approximately 240 open positions were eliminated as of June 30, 2007. Included in the provision for restructuring is a charge of $11 million pretax ($7 million after-tax) for severance and related costs for the employees terminated as of June 30, 2007. We expect to record approximately $3 million of additional charges during the second half of 2007 for severance and related costs for approximately 40 more employees whose employment will be terminated as part of the program, but who are continuing to provide services after June 30. Most of the payments associated with this program are expected to be made during the second half of 2007.

     In June 2007, we shut down our plant in Tuscaloosa, Alabama that manufactured framing products. Included in the provision for restructuring is a charge of $4 million pretax ($2 million after-tax) related to this shutdown. This charge primarily reflects a writedown of property, plant and equipment and lease-termination costs.

     A restructuring reserve of $12 million is included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2007. This reserve is summarized as follows:

                                              Writedown of
                                              Assets to Net      Cash
(millions)                     Provisions   Realizable Value   Payments   Total
                               ----------   ----------------   --------   -----
Salaried workforce reduction       $11            $--             $--      $11
Shutdown of Tuscaloosa plant         4             (3)             --        1
                                   ---            ---             ---      ---
Balance as of June 30               15             (3)             --       12
                                   ===            ===             ===      ===

     Including the approximately $3 million of additional charges related to the salaried workforce reduction program that we expect to record during the second half of 2007, our estimate of total restructuring expenses for 2007 is approximately $18 million. On an operating segment basis, $14 million of this amount relates to North American Gypsum, $2 million relates to Worldwide Ceilings and $1 million relates to each of Building Products Distribution and Corporate.

(5)  OPERATING SEGMENTS

     Our operations are organized into three operating segments: (i) North American Gypsum, which manufactures SHEETROCK(R) brand gypsum wallboard and joint compound, DUROCK(R) brand cement board, FIBEROCK(R) brand gypsum fiber panels and other related building products in the United States, Canada and Mexico; (ii) Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceiling products, joint compound and other building products in the United States and Mexico and (iii) Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. Operating segment results were as follows:

                                       Three Months       Six Months
                                      ended June 30,    ended June 30,
                                     ---------------   ---------------
(millions)                            2007     2006     2007     2006
                                     ------   ------   ------   ------
NET SALES:
North American Gypsum                $  754   $  977   $1,511   $1,908
Building Products Distribution          654      680    1,158    1,284
Worldwide Ceilings                      210      199      407      385
Eliminations                           (210)    (283)    (409)    (539)
                                     ------   ------   ------   ------
Total USG Corporation                 1,408    1,573    2,667    3,038
                                     ======   ======   ======   ======
OPERATING PROFIT:
North American Gypsum                    42      267      135      478
Building Products Distribution           45       58       71      111
Worldwide Ceilings                       17       26       31       46
Corporate                               (22)     (24)     (61)     (52)
Eliminations                              6       (3)       7       (1)
Chapter 11 reorganization expenses       --       (6)      --       (8)
                                     ------   ------   ------   ------
Total USG Corporation                    88      318      183      574
                                     ======   ======   ======   ======

     Total operating profit for the second quarter and first six months of 2007 includes provisions totaling $15 million pretax for restructuring activities that included our salaried workforce reduction program and the shutdown of our Tuscaloosa, Alabama framing products manufacturing plant. On an operating segment basis, $12 million of the charge relates to North American Gypsum and $1 million relates to each of Building Products Distribution, Worldwide Ceilings and Corporate. See Note 4 above for additional information related to the restructuring program and the estimated full-year provision by operating segment.

     Second quarter and first six months 2006 operating profit for North American Gypsum includes a $27 million reversal of an asbestos claims reserve.

(6)  EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of restricted stock units, or RSUs, performance shares and outstanding stock options. Average common shares and average diluted common shares outstanding for the second quarter and first six months of 2006 reflect the effect of a rights offering we completed in the third quarter of 2006. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
THREE MONTHS ENDED JUNE 30,        Earnings    (000)     Amount
---------------------------        --------   ------   ---------
2007:
Basic earnings                       $ 56     98,933     $0.56
Dilutive effect of stock options                 352
                                     ----     ------     -----
Diluted earnings                       56     99,285      0.56
                                     ====     ======     =====
2006:
Basic earnings                       $176     57,940     $3.03
Dilutive effect of stock options                  96
                                     ----     ------     -----
Diluted earnings                      176     58,036      3.03
                                     ====     ======     =====

SIX MONTHS ENDED JUNE 30,

2007:
Basic earnings                       $ 97     95,155     $1.01
Dilutive effect of stock options                 320
                                     ----     ------     -----
Diluted earnings                       97     95,475      1.01
                                     ====     ======     =====

2006:
Basic earnings                       $ 35     57,830     $0.60
Dilutive effect of stock options                 103
                                     ----     ------     -----
Diluted earnings                       35     57,933      0.60
                                     ====     ======     =====

     Options, RSUs and performance shares with respect to 1.6 million common shares for the second quarter of 2007 and 1.7 million common shares for the first six months of 2007 were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive, the exercise price of the options was greater than the average market price of our stock or, performance requirements for their issuance were not met. There were no options excluded in the computation of diluted earnings per share for the second quarter or first six months of 2006.

(7)  INVENTORIES

     Total inventories consisted of the following:

                                       As of         As of
                                      June 30,   December 31,
(millions)                              2007         2006
                                      --------   ------------
Finished goods and work in progress     $282         $254
Raw materials                             87           94
                                        ----         ----
Total                                    369          348
                                        ====         ====

(8)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Total goodwill consisted of the following:

                            Building       North
                            Products     American
(millions)                Distribution    Gypsum    Total
                          ------------   --------   -----
Balance as of January 1       $154         $--      $154
Acquisitions                   197           6       203
Currency translation            --           1         1
                              ----         ---      ----
Balance as of June 30          351           7       358
                              ====         ===      ====

     Goodwill increased in the first six months of 2007 as a result of the first quarter acquisitions of CALPLY by L&W Supply and the assets of Grupo Supremo by USG Mexico. See Note 2 above for information related to these acquisitions.

     Other intangible assets, which are principally trade names, totaled $9 million as of June 30, 2007. As of that date, $1 million of these other intangible assets was subject to amortization over a five-year life concluding in 2010. Other intangible assets are included in other assets on the condensed consolidated balance sheets.

(9)  DEBT

     Total debt consisted of the following:

                             As of        As of
                           June 30,   December 31,
(millions)                   2007         2006
                           --------   ------------
Term loan                   $  500       $  700
6.3% senior notes              500          500
Industrial revenue bonds       239          239
Tax bridge term loan            --        1,065
                            ------       ------
Total                        1,239        2,504
                            ======       ======

     CREDIT FACILITIES

     In August 2006, we entered into a $2.8 billion credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement consists of a $650 million revolving credit facility with a $250 million sublimit for letters of credit and a term loan facility that originally was $1 billion but has been reduced to the $500 million outstanding balance under that facility. It also included a $1.15 billion tax bridge term loan facility that has been terminated.

     The revolving credit facility is available to fund working capital needs and for other general corporate purposes. As of June 30, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit. The term loan facility was available to us in a single drawing of up to $1.0 billion, and the tax bridge facility was available to us in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. In December 2006, we borrowed $700 million under the term loan and $1.065 billion under the tax bridge facility. These borrowings, along with proceeds from the $500 million senior note offering described below and cash on hand, were used to fund a $3.05 billion payment in December 2006 to the asbestos trust created in connection with our plan of reorganization (see Notes 16 and 17 below).

     In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made to the asbestos trust. This refund, along with cash on hand, was used in March 2007 to repay the outstanding borrowing of $1.065 billion under the tax bridge facility. We also repaid $200 million of the outstanding borrowing under the term loan facility in March. As a result of these repayments, we recorded a $10 million pretax charge to interest expense in the first quarter of 2007 to write off deferred financing fees associated with these borrowings. As of June 30, 2007, the borrowing rate on the term loan facility was 6.125%.

     The credit agreement requires that we meet and maintain certain financial ratios and tests and contains events of default and covenants that are customary for similar transactions and may limit our ability to take various actions. As of June 30, 2007, we were in compliance with those financial ratios, tests and covenants.

     Credit Agreement Amendment and Restatement: In July 2007, the credit agreement was amended and restated to

     - eliminate the requirement that our material domestic subsidiaries guarantee our obligations under the credit agreement,

     -    extend the maturity of the facility by one year to August 2, 2012,

     - reduce the margin on term loans, revolving credit facility borrowings and the facility fee on the revolving credit facility (which are based on the credit facilities' credit rating),

     - reduce the maximum leverage ratio (as defined in the credit agreement) covenant from 4.50-to-1.00 to 4.25-to-1.00 after December 31, 2008, and

     - allow for an increase in the amount of the revolving credit facility to $1 billion, subject to the availability of additional commitments.

     6.3% SENIOR NOTES DUE 2016

     In November 2006, we issued in a private placement $500 million of 6.3% senior unsecured notes that mature in November 2016. In the second quarter of 2007, we completed an offer to exchange registered 6.3% senior unsecured notes also maturing in 2016 for the privately placed notes.

(10) DERIVATIVE INSTRUMENTS

     We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not classified as fair value, cash flow or net investment hedges, all changes in market value are recorded to earnings.

     COMMODITY DERIVATIVE INSTRUMENTS

     Currently, we are using swap contracts to hedge a portion of our anticipated purchases of natural gas to be used in our manufacturing operations. We review our positions regularly and make adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are designated as cash flow hedges. As of June 30, 2007, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $144 million. As of June 30, 2007, the fair value of these swap contracts, which remained in AOCI, was a $18 million ($11 million after-tax) unrealized loss.

     FOREIGN CURRENCY DERIVATIVE INSTRUMENTS

     We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $59 million, and all contracts mature by March 31, 2009. As of June 30, 2007, the fair value of these hedges was a $1 million loss that was recorded to earnings.

     We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of June 30, 2007, the fair value of these hedges, which was less than $0.1 million, was recorded to AOCI.

     COUNTERPARTY RISK

     We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral if aggregate payables exceed certain limits. Currently, we have no collateral requirement. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

(11) COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are summarized in the following table:

                                               Three Months    Six Months
                                                   ended         ended
                                                 June 30,       June 30,
                                               ------------   ------------
(millions)                                     2007    2006   2007   2006
                                               ----   -----   ----   -----
Net earnings                                   $ 56   $ 176   $ 97   $  35
                                               ----   -----   ----   -----
Pretax gain (loss) on derivatives               (12)    (18)    24    (118)
Income tax benefit (expense)                      5       7    (10)     46
                                               ----   -----   ----   -----
After-tax gain (loss) on derivatives             (7)    (11)    14     (72)
                                               ----   -----   ----   -----
Loss on unrecognized pension and
   postretirement benefit costs, net of tax*     (4)     --     (3)     --
                                               ----   -----   ----   -----
Foreign currency translation                     25       9     27       6
Unrealized gain on marketable
   securities, net of tax                        --      --     --       1
                                               ----   -----   ----   -----
Total comprehensive income (loss)                70     174    135     (30)
                                               ====   =====   ====   =====

* Includes the impact of the actual results of the 2007 actuarial valuations for the pension and postretirement benefit plans.

     There was no tax impact on the foreign currency translation adjustments.

     AOCI consisted of the following:

                                                    As of        As of
                                                  June 30,   December 31,
(millions)                                          2007         2006
                                                  --------   ------------
Loss on derivatives, net of tax                     $(12)        $(26)
Unrecognized pension and postretirement benefit
   costs, net of tax                                (137)        (134)
Foreign currency translation                          51           24
                                                    ----         ----
Total                                                (98)        (136)
                                                    ====         ====

     Reclassifications of net after-tax gains or losses from AOCI to earnings during the second quarter of 2007 were as follows:

(millions)
Loss on derivatives, net of tax of $2 million             $(3)
Loss on unrecognized pension and postretirement benefit
   costs, net of tax of $1 million                         (3)
                                                          ---
Total                                                      (6)
                                                          ===

     As of June 30, 2007, we estimate the net after-tax gains or losses that we will reclassify from AOCI to earnings within the next 12 months to be a $11 million loss on derivatives and a $4 million loss on unrecognized pension and postretirement benefit costs.

(12) ASSET RETIREMENT OBLIGATIONS

     Changes in the liability for asset retirement obligations consisted of the following:

                               Six Months ended June 30
                               ------------------------
(millions)                            2007   2006
                                      ----   ----
Balance as of January 1                $78    $71
Accretion expense                        2      2
Foreign currency translation             1      1
                                       ---    ---
Balance as of June 30                   81     74
                                       ===    ===

(13) EMPLOYEE RETIREMENT PLANS

     The components of net pension and postretirement benefits costs are summarized in the following table:

                                   Three Months      Six Months
                                  ended June 30,   ended June 30,
                                  --------------   --------------
(millions)                          2007   2006      2007   2006
                                    ----   ----      ----   ----
PENSION:
Service cost of benefits earned     $ 10   $ 10      $ 20   $ 19
Interest cost on projected
   benefit obligation                 17     16        33     31
Expected return on plan assets       (18)   (16)      (36)   (32)
Net amortization                       2      6         5     10
                                    ----   ----      ----   ----
Net cost                              11     16        22     28
                                    ====   ====      ====   ====

POSTRETIREMENT:
Service cost of benefits earned        4      5         8      8
Interest cost on projected
   benefit obligation                  6      6        12     11
Recognized loss                       (1)    (1)       (2)    (2)
                                    ----   ----      ----   ----
Net cost                               9     10        18     17
                                    ====   ====      ====   ====

     In accordance with our funding policy, we currently plan to contribute approximately $66 million of cash to our pension plans in 2007.

(14) SHARE-BASED COMPENSATION

     We recognize compensation expense on all share-based grants over the service period, which is the shorter of the period until the employees' retirement eligibility date or the service period of the award.

     STOCK OPTIONS

     We granted options to purchase 551,895 shares of common stock under our Long-Term Incentive Plan, or LTIP, during the first quarter of 2007 with an exercise price of $49.61 per share, which was the closing price of a share of USG common stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year from the date of grant, or earlier in the event of death, disability, retirement or a change in control. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement. Expense is recognized, net of estimated forfeitures, over the vesting period of the options.

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

     RESTRICTED STOCK UNITS

     We granted RSUs under the LTIP with respect to 140,755 shares of common stock during the first quarter of 2007 and 2,000 shares of common stock during the second quarter of 2007. The RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 64,000 of the RSUs were granted as special retention awards that generally will vest 100% after either four or five years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant. Expense is generally recognized, net of estimated forfeitures, using the straight-line method over the vesting period of the award.

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

(15) INCOME TAXES

     Income tax expense was $38 million in the first six months of 2007 and included a $6.6 million favorable tax adjustment resulting from a correction of the December 31, 2006 deferred tax balances. This correction reduced the effective tax rate for the first six months of 2007 to 28.2%. Without the adjustment, the effective tax rate for the first six months of 2007 would have been 33.1%.

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

     We have net operating loss and tax credit carryforwards in varying amounts in the U.S. and numerous U.S. state and foreign jurisdictions. As a result of the federal income tax deduction for amounts paid to the asbestos trust in 2006, we incurred a federal and state net operating loss, or NOL, in 2006. While most of the federal NOL was carried back and offset against the federal taxable income we reported in the 10 preceding taxable years, $447 million of the NOL will be carried forward and offset against federal taxable income arising in 2007 and later years. In addition, the carryback of the 2006 federal NOL resulted in the carryforward of $81 million of federal tax credits (primarily alternative minimum tax and foreign tax credits) that can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years; the alternative minimum tax credits can be carried forward indefinitely; and the foreign tax credits can be carried forward for 10 years from the date of origin. At the state level, most of the 2006 state NOL will be carried forward since most states do not allow the carryback of a NOL in any significant amount. The 2006 state NOL, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.

     We have a valuation allowance for deferred tax assets relating to certain U.S. federal and state and foreign net operating loss and tax credit carryforwards due to uncertainty regarding their ultimate realization. During the second quarter of 2007, we increased our valuation allowance for deferred tax assets by a total of $2 million due to a change in our judgment about the realizability of the deferred tax assets relating to our federal foreign tax credit and certain U.S. state credit carryforwards in future years. Of the total valuation allowance as of June 30, 2007, $66 million relates to U.S. state net operating loss and tax credit carryforwards, $12 million relates to foreign net operating loss and tax credit carryforwards and $1 million relates to U.S. federal foreign tax credit carryforwards.

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

     Our U.S. income tax returns for 2004 and prior years have been audited by the Internal Revenue Service, or the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an audit of the federal income tax returns filed by USG and its subsidiaries for the years 2005 and 2006 and is expected to complete the audit by June 30, 2008. The IRS has not proposed any adjustments for 2005 or 2006 as of June 30, 2007. We are also under examination currently in various U.S. state and foreign jurisdictions. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

     It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months as a result of the expected completion of the IRS audit. At this time, an estimate of a change, if any, to the amount of unrecognized tax benefits cannot be made. However, based on the information available at this time, we do not expect any change to have a significant impact on our results of operations, financial position or cash flows.

(16) RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

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

     Interest expense for the second quarter of 2006 included charges for post-petition interest and fees totaling $36 million ($21 million after-tax) related to pre-petition obligations. Interest expense for the first six months of 2006 included charges for post-petition interest and fees totaling $520 million ($321 million after-tax) related to pre-petition obligations.

(17) LITIGATION

     ASBESTOS LITIGATION

     Asbestos Personal Injury Litigation: Our plan of reorganization confirmed in 2006 resolved the debtors' liability for all present and future asbestos personal injury and related claims. Pursuant to the plan, we created and funded a trust under Section 524(g) of the Bankruptcy Code for the payment of all of the present and future asbestos personal injury liabilities of the debtors. In 2006, we made payments totaling $3.95 billion to the asbestos personal injury trust. We have no further payment obligations to the trust.

     The asbestos personal injury trust is administered by independent trustees appointed under the plan. The trust will pay qualifying asbestos personal injury and related claims against the debtors pursuant to trust distribution procedures that are part of the confirmed plan.

     A key component of our plan of reorganization is the channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the trust and no one may bring such a claim against the debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any debtor is alleged to be liable, including any asbestos personal injury claims against U.S. Gypsum, L&W Supply or Beadex, as well as any asbestos personal injury claims against the debtors relating to A.P. Green Refractories Co., which was formerly one of our subsidiaries. Our plan of reorganization and the channeling injunction do not apply to any of our non-U.S. subsidiaries, any companies we acquired during our reorganization proceedings, or any companies that we acquired or may acquire after our emergence from reorganization.

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

     In 2006, we reached agreements to settle all of the remaining asbestos property damage claims filed in our reorganization proceedings, with the exception of one small claim brought by a homeowner. In 2006, we made total payments of approximately $99 million for these asbestos property damage settlements. Based on our evaluation of our asbestos property damage settlements and the remaining unresolved asbestos property damage claims, in the second quarter of 2006, we reversed $27 million of our reserve for asbestos-related claims.

     At the end of the first quarter of 2007, our estimate of the cost of asbestos property damage settlements that had not been paid, and associated legal fees, was approximately $48 million and was included in accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2007. In the second quarter of 2007, we made payments totaling approximately $40 million for previously settled asbestos property damage claims. As a result, the current estimate of the cost of remaining asbestos property damage settlements that have not been paid, and associated legal fees, is approximately $8 million and is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2007.

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

     We believe that neither the environmental or asbestos-related matters discussed above nor any other litigation involving USG will have a material adverse effect upon our results of operations, financial position or cash flows.

(18) NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following Management's Discussion and Analysis of Financial Condition and Results of Operations, "USG," "we," "our" and "us" refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the condensed consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

OVERVIEW

FINANCIAL INFORMATION

Consolidated net sales in the second quarter of 2007 were $1.4 billion, down 10% from the second quarter of 2006. Operating profit of $88 million declined 72% from the prior-year period. Net earnings were $56 million, or $0.56 per diluted share, for the second quarter of 2007 compared with net earnings of $176 million, or $3.03 per diluted share, for the second quarter of 2006.

During the second quarter of 2007, housing construction activity was substantially below the strong levels experienced a year earlier. As we anticipated, this has led to lower second quarter 2007 sales and earnings compared to last year.

Shipments of United States Gypsum Company's SHEETROCK(R) brand gypsum wallboard in the second quarter of 2007 were down 20% from the record level of the second quarter of 2006. Capacity utilization rates for our gypsum wallboard plants were approximately 82% for the second quarter of 2007. These plants operated at full capacity during the second quarter of 2006. The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to an average of $141.97 per thousand square feet for the second quarter of 2007 compared with $164.12 for the first quarter of 2007 and $182.65 for the second quarter of 2006. Gypsum wallboard selling prices trended downward throughout the second quarter of 2007. That trend has continued since quarter-end, and prices remain under pressure. Manufacturing costs for SHEETROCK(R) brand gypsum wallboard were adversely affected by higher prices for energy, wastepaper and other raw materials, and by the unfavorable effects of lower production levels.

MARKET TRENDS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
8.2 billion square feet in the second quarter of 2007, a 17% decrease from 9.9 billion square feet in the second quarter of 2006.

The housing market continued to deteriorate during the second quarter of 2007. High levels of unsold homes suggest that new residential construction will remain weak during the second half of the year and into 2008 in what could be a multi-year downturn in housing. We expect low single-digit growth in the non-residential markets this year, although the growth will not be sufficient to significantly offset the effects of lower demand for wallboard from residential construction. Overall, we expect industry demand for gypsum wallboard in 2007 to be down approximately 10% from last year. Industry capacity utilization rates are expected to be close to 80% for the year. At these levels of capacity utilization, we expect to see continued pressure on wallboard selling prices.

We have responded to the lower level of demand for our products by balancing wallboard production volumes and pricing in an effort to maximize profitability. We have also made significant adjustments to our manufacturing capacity by removing approximately 2.5 billion square feet of mostly older, higher-cost wallboard capacity from operations in the last year, and we will shut down an additional 350 million square feet of wallboard capacity at our Detroit, Michigan plant later in the third quarter of this year. We have also eliminated approximately 480 salaried positions as discussed below. We will continue adjusting our operations as conditions warrant.

STRATEGIC ACTIONS

We intend to continue to seek opportunities to grow our business and improve operating results by:

- making selective acquisitions to grow our Building Products Distribution business;

- making selective acquisitions and entering into joint ventures to grow our non-U.S. businesses;

- continuing to invest in new, low-cost gypsum wallboard manufacturing capacity to improve operating margins, replacing older, higher-cost capacity and reducing costs by improving production efficiencies;

-    enhancing customer service;

- introducing new products and systems that complement our current product lines;

- completing information technology initiatives to enhance operations and customer satisfaction; and

-    adjusting our workforce in response to current market conditions.

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of our condensed consolidated statements of earnings:

                                                        % Increase
(millions)                             2007     2006    (Decrease)
                                      ------   ------   ----------
THREE MONTHS ENDED JUNE 30:
Net sales                             $1,408   $1,573      (10)%
Cost of products sold                  1,206    1,173        3%
Gross profit                             202      400      (50)%
Selling and administrative expenses       99      103       (4)%
Provision for restructuring               15       --       --
Reversal of asbestos claims reserve       --      (27)      --
Chapter 11 reorganization expenses        --        6       --
Operating profit                          88      318      (72)%
Interest expense                          19       37      (49)%
Interest income                           (5)      (4)      25%
Other (income) expense, net               (2)      --       --
Income taxes                              20      109      (82)%
Net earnings                              56      176      (68)%
Diluted earning per share               0.56     3.03      (82)%

SIX MONTHS ENDED JUNE 30:
Net sales                              2,667    3,038      (12)%
Cost of products sold                  2,253    2,281       (1)%
Gross profit                             414      757      (45)%
Selling and administrative expenses      216      202        7%
Provision for restructuring               15       --       --
Reversal of asbestos claims reserve       --      (27)      --
Chapter 11 reorganization expenses        --        8       --
Operating profit                         183      574      (68)%
Interest expense                          63      523      (88)%
Interest income                          (13)      (7)      86%
Other (income) expense, net               (2)      --       --
Income taxes                              38       23       65%
Net earnings                              97       35      177%
Diluted earnings per share              1.01     0.60       68%

NET SALES

Consolidated net sales in the second quarter and first six months of 2007 declined 10% and 12% from the respective 2006 periods primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under Core Business Results of Operations, net sales in the second quarter and first six months of 2007 for North American Gypsum and Building Products Distribution decreased compared with the same periods in 2006. Net sales in the second quarter and first six months of 2007 for Worldwide Ceilings improved compared with the respective prior-year periods.

COST OF PRODUCTS SOLD

Cost of products sold in the second quarter of 2007 increased 3% compared with the second quarter of 2006 primarily due to higher prices for energy and raw materials. Cost of products sold in the first six months of 2007 were down 1% compared with the same 2006 period primarily due to lower volumes, partially offset by higher prices for energy and raw materials.

GROSS PROFIT

Gross profit for the second quarter and first six months of 2007 decreased 50% and 45% from the respective 2006 periods primarily due to lower demand for gypsum wallboard, lower gypsum wallboard selling prices and higher manufacturing costs. The gross margin percentage was 14.3% in the second quarter of 2007, down from 25.4% in the second quarter of 2006. For the first six months of 2007, the gross margin percentage was 15.5%, down from 24.9% for the prior-year period.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the second quarter of 2007 decreased 4% from the second quarter of 2006 primarily due to a lower level of accruals for incentive compensation. As a percent of net sales, selling and administrative expenses were 7.0% for the second quarter of 2007, up from 6.5% for the second quarter of 2006.

Selling and administrative expenses for the first six months of 2007 increased 7% from the first six months of 2006 primarily due to higher levels of overall compensation and benefits and costs associated with our move to a new corporate office in March 2007. As a percent of net sales, selling and administrative expenses were 8.1% for the first six months of 2007, up from 6.6% for the corresponding period in 2006.

PROVISION FOR RESTRUCTURING

In the second quarter of 2007, we recorded provisions totaling $15 million pretax ($9 million after-tax) for restructuring activities that included a salaried workforce reduction program announced on May 21, 2007 and the shutdown of a framing products manufacturing plant. We implemented these actions in response to current market conditions.

Under the salaried workforce reduction program, approximately 200 employees were terminated and approximately 240 open positions were eliminated as of June 30, 2007. Included in the provision for restructuring is a charge of $11 million pretax ($7 million after-tax) for severance and related costs for the employees terminated as of June 30, 2007. We expect to record approximately $3 million of additional charges during the second half of 2007 for severance and related costs for approximately 40 more employees whose employment will be terminated as part of the program, but who are continuing to provide services after June 30. Most of the payments associated with this program are expected to be made during the second half of 2007.

In June 2007, we shut down our plant in Tuscaloosa, Alabama that manufactured framing products. Included in the provision for restructuring is a charge of $4 million pretax ($2 million after-tax) related to the shutdown. This charge primarily reflects a writedown of property, plant and equipment and lease-termination costs.

See Note 4 to the Condensed Consolidated Financial Statements for additional information related to this restructuring program.

REVERSAL OF ASBESTOS CLAIMS RESERVE

In the second quarter of 2006, we reversed $27 million pretax ($17 million after-tax) of a reserve for asbestos-related claims. This reversal, which is reflected as income in the condensed consolidated statements of earnings, was based on our evaluation of our asbestos property damage settlements and the remaining unresolved asbestos property damage claims at that time.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with our bankruptcy proceedings that concluded in 2006, we recorded Chapter 11 reorganization expenses of $6 million in the second quarter of 2006 and $8 million for the first six months of 2006.

INTEREST EXPENSE

Interest expense amounted to $19 million for the second quarter of 2007 and $63 million for the first six months of 2007. Interest expense for the second quarter was down $25 million compared with the first quarter of this year primarily due to lower average debt levels following the first quarter repayments of borrowings under our credit facility. Also contributing to the decrease was the absence in the second quarter of a first-quarter pretax charge of $10 million ($6 million after-tax) to write off deferred financing fees primarily due to the repayment of our tax bridge loan.

Interest expense of $37 million for the second quarter of 2006 included charges for post-petition interest and fees totaling $36 million ($21 million after-tax) related to pre-petition obligations. Interest expense of $523 million for the first six months of 2006 included charges for post-petition interest and fees totaling $520 million ($321 million after-tax) related to pre-petition obligations.

INCOME TAXES

Income tax expense was $20 million for the second quarter of 2007 compared with $109 million for the second quarter of 2006. The effective tax rate was 26.7% for the second quarter of 2007 compared with 38.2% for last year's second quarter. The difference in the second quarter effective tax rates is primarily attributable to a lower projected effective tax rate on operating earnings in 2007 and the favorable effects of state tax law changes enacted in the second quarter of 2007.

Income tax expense was $38 million for first six months of 2007 compared with $23 million for the corresponding 2006 period. The effective tax rates were

28.2% for the first six months of 2007 and 40.1% for the first six months of 2006. The difference in the six months effective tax rates is primarily attributable to a lower projected effective tax rate on operating earnings in 2007, the favorable effects of state tax law changes enacted in the first six months of 2007, a tax expense of $4 million related to post-petition interest on pre-petition tax obligations that was recorded in the first quarter of 2006 and a $6.6 million favorable tax adjustment recorded in the first quarter of 2007 resulting from a correction of the December 31, 2006 deferred tax balances.

NET EARNINGS

Net earnings in the second quarter of 2007 were $56 million, or $0.56 per diluted share. Net earnings in the first six months of 2007 were $97 million, or $1.01 per diluted share. Net earnings for the second quarter and first six months of 2007 include the after-tax charge of $9 million for the restructuring program described above. The earnings-per-share impact of the restructuring program was $0.09 per diluted share for the second quarter and $0.10 per diluted share for the first six-month period.

For the second quarter of 2006, net earnings were $176 million, or $3.03 per diluted share. For the first six months of 2006, net earnings totaled $35 million, or $0.60 per diluted share. Net earnings and earnings per share for the 2006 periods include charges for post-petition interest and fees related to pre-petition obligations as described above. These charges, on an after-tax basis, were $21 million, or $0.36 per diluted share, for the second quarter of 2006 and $321 million, or $5.54 per diluted share, for the first six months of 2006. Net earnings and earnings per share for the 2006 periods also include the reversal of a reserve for asbestos-related claims described above. The after-tax income from this reversal amounted to $17 million, or $0.29 per diluted share.

CORE BUSINESS RESULTS OF OPERATIONS

                                       Three Months       Six Months
                                      ended June 30,    ended June 30,
                                     ---------------   ---------------
(millions)                            2007     2006     2007     2006
                                     ------   ------   ------   ------
NET SALES:
NORTH AMERICAN GYPSUM:
United States Gypsum Company         $  655   $  878   $1,316   $1,712
CGC Inc. (gypsum)                        79       91      156      177
USG Mexico, S.A. de C.V.                 47       40       90       83
Other subsidiaries*                      22       24       39       45
Eliminations                            (49)     (56)     (90)    (109)
                                     ------   ------   ------   ------
Total                                   754      977    1,511    1,908
                                     ------   ------   ------   ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                  654      680    1,158    1,284
                                     ------   ------   ------   ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                     135      137      260      264
USG International                        71       59      140      113
CGC Inc. (ceilings)                      15       14       30       30
Eliminations                            (11)     (11)     (23)     (22)
                                     ------   ------   ------   ------
Total                                   210      199      407      385
                                     ------   ------   ------   ------
Eliminations                           (210)    (283)    (409)    (539)
                                     ------   ------   ------   ------
Total USG Corporation                 1,408    1,573    2,667    3,038
                                     ======   ======   ======   ======
OPERATING PROFIT**:
NORTH AMERICAN GYPSUM:
United States Gypsum Company             30      242      111      431
CGC Inc. (gypsum)                         1       14        7       26
USG Mexico, S.A. de C.V.                  6        7       13       15
Other subsidiaries*                       5        4        4        6
                                     ------   ------   ------   ------
Total                                    42      267      135      478
                                     ------   ------   ------   ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   45       58       71      111
                                     ------   ------   ------   ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      12       17       20       31
USG International                         2        5        6        8
CGC Inc. (ceilings)                       3        4        5        7
                                     ------   ------   ------   ------
Total                                    17       26       31       46
                                     ------   ------   ------   ------
Corporate                               (22)     (24)     (61)     (52)
Eliminations                              6       (3)       7       (1)
Chapter 11 reorganization expenses       --       (6)      --       (8)
                                     ------   ------   ------   ------
Total USG Corporation                    88      318      183      574
                                     ======   ======   ======   ======

* Includes Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

** Total operating profit for the second quarter and first six months of 2007 includes provisions totaling $15 million pretax for restructuring activities that included a salaried workforce reduction program and the shutdown of our Tuscaloosa, Alabama framing products manufacturing plant. On an operating segment basis, $12 million of the charge relates to North American Gypsum and $1 million relates to each of Building Products Distribution, Worldwide Ceilings and Corporate.

NORTH AMERICAN GYPSUM

Net sales of $754 million in the second quarter of 2007 were down 23% from the second quarter of 2006, while operating profit fell 84% to $42 million. For the first six months of 2007, net sales of $1.511 billion were down 21% and operating profit of $135 million dropped 72% compared with the first six months of 2006. Operating profit for the second quarter and first six months of 2007 for North American Gypsum included restructuring charges totaling $12 million. Operating profit for the second quarter and first six months of 2006 was favorably affected by the $27 million reversal of a reserve for asbestos-related claims discussed above.

United States Gypsum Company: Second quarter 2007 net sales for U.S. Gypsum decreased $223 million, or 25%, compared with the second quarter of 2006, while operating profit fell $212 million, or 88%. The decline in operating profit largely reflected lower demand for gypsum wallboard, lower gypsum wallboard selling prices and higher manufacturing costs. In addition, U.S Gypsum's operating profit for the second quarter of 2007 included a restructuring charge of $10 million which consists of $6 million for our salaried workforce reduction program and $4 million for the shutdown of our Tuscaloosa, Alabama framing products manufacturing plant. Operating profit for the second quarter of 2006 was favorably affected by the $27 million reversal of a reserve for asbestos-related claims.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.4 billion square feet during the second quarter of 2007, down 20% from the record level of 3.0 billion square feet in the second quarter of 2006. U.S. Gypsum's wallboard plants operated at approximately 82% of capacity in the second quarter of 2007 compared with full capacity in the second quarter of 2006. Industry shipments of gypsum wallboard in the United States were down approximately 17% from the second quarter of 2006.

The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to an average of $141.97 per thousand square feet for the second quarter of 2007, a 22% drop compared to the average price of $182.65 for the second quarter of 2006 and a 13% decrease from the average price of $164.12 for the first quarter of 2007. Prices continued to trend downward throughout the second quarter of 2007 reflecting continued weakness in new residential housing construction and lower industry demand for gypsum wallboard. That trend has continued since quarter-end, and prices remain under pressure. Throughout this cycle, U.S. Gypsum intends to focus on maximizing profitability by balancing its gypsum wallboard volume and selling prices.

During the second quarter of 2007, manufacturing costs for SHEETROCK(R) brand gypsum wallboard were adversely affected by higher prices for energy, wastepaper and other raw materials, and by the unfavorable effects of lower production levels. Gypsum wallboard unit costs were up 12% in the second quarter of 2007 compared with last year's second quarter, but have stabilized since the first quarter of this year.

U.S. Gypsum's complementary product lines, SHEETROCK(R) brand joint compound, DUROCK(R) brand cement board, FIBEROCK(R) brand gypsum fiber panels and industrial gypsum products, reported improved selling prices during the second quarter of 2007 compared with the same period a year ago. However, benefits from these results were partially offset by higher manufacturing costs for joint compound and gypsum fiber panels and lower shipments of joint compound.

CGC Inc.: Second quarter 2007 net sales for the gypsum business of Canada-based CGC Inc. fell $12 million, or 13%, compared to the second quarter of 2006. Operating profit was $1 million in the second quarter of 2007 compared with $14 million for last year's second quarter. The decline in net sales was largely attributable to lower selling prices for SHEETROCK(R) brand gypsum wallboard and lower wallboard shipments, particularly to the United States. Operating profit also was adversely affected by higher gypsum wallboard manufacturing costs, especially higher wastepaper and other raw material costs. Operating profit for the second quarter of 2007 also included a restructuring charge of $2 million for our salaried workforce reduction program.

USG Mexico, S.A. de C.V.: Net sales in the second quarter of 2007 for our Mexico-based subsidiary were up $7 million, or 18%, largely due to increased sales of complementary products such as construction plasters and DUROCK(R) brand cement board. However, operating profit was down $1 million from the comparable 2006 period largely due to higher raw materials costs.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation's net sales in the second quarter of 2007 were $654 million, down $26 million, or 4%, compared with the second quarter of 2006. This decline was primarily attributable lower product volumes and gypsum wallboard selling prices resulting from the weak residential construction market. Partially offsetting these results were the impact of recent acquisitions and improved non-residential market opportunity. Overall, gypsum wallboard shipments declined 11% while sales of other products increased 21%, compared with last year's second quarter. Acquisitions completed in the past year, including California Wholesale Material Supply, Inc., which was acquired in late March, contributed $155 million to second quarter 2007 net sales. Driven by the lower product volumes and gypsum wallboard prices, same-location net sales for the second quarter of 2007 decreased 27% compared with the second quarter of 2006.

Operating profit in the second quarter of 2007 was $45 million, down $13 million, or 22%, compared with the record level of $58 million for the second quarter of 2006. The decreases in gypsum wallboard shipments and selling prices that resulted from the weak residential construction market were the primary factors behind the lower level of operating profit. Profit margins for most product lines experienced only modest declines as the cost of goods sold fell along with selling prices. Operating profit for the second quarter of 2007 also included a $1 million restructuring charge for our salaried workforce reduction program.

For the first six months of 2007, net sales of $1.158 billion were down 10% and operating profit of $71 million was down 36% compared with the first six months of 2006. On a same-location basis, net sales in the first six months of 2007 declined 31% versus the first six months of 2006.

L&W Supply operated 249 locations in the United States and Mexico as of June 30, 2007 compared with 211 locations only in the United States as of June 30, 2006.

WORLDWIDE CEILINGS

Net sales of $210 million in the second quarter of 2007 were up 6% from the second quarter of 2006, while operating profit declined 35% to $17 million. For the first six months of 2007, net sales of $407 million increased 6% while operating profit of $31 million fell 33% compared with the first six months of 2006. Second quarter and first six months 2007 operating profit for Worldwide Ceilings included a restructuring charge of $1 million.

USG Interiors, Inc.: USG Interiors reported second quarter 2007 net sales of $135 million and operating profit of $12 million. These results compared with net sales of $137 million and operating profit of $17 million in the second quarter of 2006. The decline in net sales was primarily attributable to lower shipments of ceiling grid, which were partially offset by higher domestic ceiling tile shipments and improved selling prices for ceiling tile and grid. The decline in operating profit reflects higher manufacturing costs for ceiling grid. Market prices for steel used in the production of ceiling grid rose dramatically during the second quarter of 2007. Second quarter 2007 operating profit for USG Interiors also included the $1 million restructuring charge for our salaried workforce reduction program.

USG International: Net sales for the second quarter of 2007 increased $12 million, or 20%, compared with the second quarter of 2006. The improvement in net sales was attributable to improved sales in most regions, particularly in Europe due to increased demand for joint treatment and ceiling grid and in the Middle East due to higher sales of ceiling grid. Sales in Latin America were up primarily due to the sales contribution from All Interiors Supply which was acquired late last year. The favorable effects of currency translation also contributed to the higher level of net sales in the 2007 period. Operating profit was $2 million for the second quarter of 2007 compared with $5 million for the second quarter of 2006. The decline in operating profit was primarily attributable to lower selling prices due to competitive pressures in Latin America and higher selling and administrative expenses.

CGC Inc.: The ceilings business of CGC Inc. reported a $1 million increase in net sales, but a $1 million decrease in operating profit, in the second quarter of 2007 compared with the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of June 30, 2007, we had cash and cash equivalents of $380 million compared with $411 million as of March 31, 2007 and $565 million of as of December 31, 2006. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash expenditures or proceeds.

We have a credit agreement with a syndicate of banks that includes:

- a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of June 30, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit; and

- a term loan facility that was available to us in a single drawing of up to $1.0 billion. In the fourth quarter of 2006, we borrowed $700 million under this facility to fund a portion of our Chapter 11 reorganization obligations. In the first quarter of 2007, we repaid $200 million of this borrowing.

The credit agreement also included a tax bridge term loan facility that was available to us in a single drawing of up to $1.15 billion. In the fourth quarter of 2006, we borrowed $1.065 billion under this facility to fund a portion of our Chapter 11 reorganization obligations. In the first quarter of 2007, we repaid the full amount using a $1.057 billion federal tax refund we received and cash on hand. The federal tax refund resulted from tax deductions generated by the payments made in 2006 to the asbestos trust created pursuant to our plan of reorganization. The tax bridge facility has been terminated.

The credit agreement was recently amended and restated to, among other things, extend its maturity for one year and reduce the margin on borrowings under the agreement. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the amendment and restatement of the credit agreement.

We plan to fund future growth projects from cash on hand, future cash available from operations and, if determined to be appropriate, borrowings under our revolving credit facility. Also to fund future growth projects, we may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.

CASH FLOWS

The following table presents a summary of our cash flows:

                                            Six Months ended June 30
                                            ------------------------
(millions)                                        2007     2006
                                                 ------   -----

Net cash provided by (used for):
Operating activities                             $1,151   $(631)
Investing activities                               (496)    344
Financing activities                               (843)    (65)
Effect of exchange rate changes on cash               3       3
                                                 ------   -----
Net decrease in cash and cash equivalents          (185)   (349)
                                                 ======   =====

Operating Activities: The variation between the 2007 and 2006 periods primarily reflects our first quarter 2007 receipt of the federal tax refund of $1.057 billion and our second quarter 2006 payment of $890 million to the asbestos trust.

Investing Activities: The variation between the 2007 and 2006 periods primarily reflects increased spending in 2007 for acquisitions (up $205 million) and capital projects (up $74 million) and a cash inflow of $496 million in the first six months of 2006 from the net sales of marketable securities.

Financing Activities: The variation between the 2007 and 2006 periods primarily reflects our first quarter 2007 repayments of the $1.065 billion borrowing under our tax bridge facility and $200 million of borrowings under our term loan facility. These repayments were partially offset by net proceeds of $422 million from a public equity offering that we completed in March 2007.

CAPITAL EXPENDITURES

Capital spending amounted to $224 million in the first six months of 2007 compared with $150 million in the corresponding 2006 period. As of June 30, 2007, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $524 million compared with $494 million as of December 31, 2006. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of June 30, 2007 include the following projects with the total estimated costs indicated:

- approximately $160 million to replace existing capacity at U.S. Gypsum's Norfolk, Virginia gypsum wallboard plant with a new low-cost wallboard line designed to position the company for profitable growth in the mid-Atlantic region. Construction on this project began in 2005 and is expected to be completed in 2007;

- approximately $70 million for a new gypsum wallboard plant in Tecoman, Colima, Mexico. This facility will serve Western Mexico and export gypsum wallboard to Latin America. Construction of this plant began in 2006 and it became operational early in the third quarter of 2007;

- approximately $210 million for a new low-cost gypsum wallboard plant in Washingtonville, Pennsylvania that will serve the Northeastern United States region. Construction of this plant began in late 2006 and is expected to be completed in 2008;

- approximately $110 million for the acquisition of a paper mill in Otsego, Michigan in 2006 and to subsequently convert it to manufacture high-quality, low-cost paper for U.S. Gypsum's wallboard plants. The plant is expected to begin production in 2008;

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

WORKING CAPITAL

As of June 30, 2007, working capital (current assets less current liabilities) amounted to $942 million, and the ratio of current assets to current liabilities was 2.51-to-1. As of December 31, 2006, working capital amounted to $943 million, and the ratio of current assets to current liabilities was 1.53-to-1.

Receivables increased to $611 million as of June 30, 2007 from $448 million as of December 31, 2006. During the same period, inventories increased to $369 million from $348 million, and accounts payable increased to $364 million from $303 million. These increases were attributable in part to additional receivables, inventories and payables from businesses acquired in 2007. The higher level of receivables also reflected a 23% increase in net sales for the month of June 2007 compared with December 2006. Accrued expenses decreased to $255 million as of June 30, 2007 from $358 million as of December 31, 2006 largely due to the payment of employee incentive compensation in the first quarter.

DEBT

Total debt amounted to $1.239 billion as of June 30, 2007 compared with $2.504 billion as of December 31, 2006. See Note 9 to the Consolidated Financial

Statements for additional information on our debt.

REALIZATION OF DEFERRED TAX ASSET

Our consolidated balance sheet as of June 30, 2007 includes a gross deferred tax asset of $423 million relating to the U.S. federal, state and foreign income tax benefits expected to be realized in future periods with respect to various net operating loss and tax credit carryforwards arising in 2006 and prior years primarily as a result of the amounts paid to the asbestos trust in 2006. We have concluded, based on the weight of available evidence, that all but $79 million of these tax benefits are more likely than not to be realized in the future.

In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all but $1 million of the $192 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards. If certain specified changes in our ownership should occur, there could be an annual limitation on the amount of the carryforwards that can be utilized; however, based on our current equity value, we do not believe that this limitation (if it occurs) would impair our ability to fully utilize these carryforwards. As a result, it is more likely than not that we will realize all but $1 million of the federal deferred tax asset relating to these carryforwards.

In contrast to the results under the federal Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits resulting from the amounts paid to the asbestos trust in 2006 will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the asbestos trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $66 million of the $218 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.

We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that, as a result of significant losses and limited tax liabilities in recent years in those jurisdictions, are doubtful of being utilized. As a result, we have concluded that none of the $12 million of income tax benefits relating to our foreign net operating loss and tax credit carryforwards is more likely than not to be realized.

LEGAL CONTINGENCIES

USG and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. We believe that neither these matters nor any other known governmental proceeding regarding environmental matters will have a material adverse effect upon our results of operations, financial position or cash flows.

See Note 17 to the Condensed Consolidated Financial Statements for additional information on environmental litigation and for information concerning asbestos and related bankruptcy litigation.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed on February 16, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of our unrecognized tax benefits was $55 million and the total amount of interest and penalties recognized on our consolidated balance sheet was $7 million. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months as a result of the expected completion of the IRS's audit of our 2005 and 2006 federal income tax returns. At this time, an estimate of a change, if any, to the amount of unrecognized tax benefits cannot be made. However, based on the information available at this time, we do not expect any change to have a significant impact on our results of operations, financial position or cash flows.

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

-    competitive conditions, such as price, service and product competition;

-    shortages in raw materials;

- increases in raw material, energy, transportation and employee benefit costs;

- the timing of commencement of operation of new and upgraded manufacturing facilities;

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

On October 1, 2005, we began to roll out a new supply chain management system in the United States and Canada. The rollout is being undertaken in phases and is currently planned to be completed in 2007. Management expects that the new system will enhance operational efficiencies and help us better serve our customers. The changes related to the new system represented the only change in our "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We anticipate that we will continue to have future investments in many of our technology systems and will continue to review the impact of any future changes to our internal controls over financial reporting as the new systems are implemented.

California Wholesale Material Supply, Inc., or CALPLY, has accounting processes and internal controls different from those at USG. We do not consider the acquisition of CALPLY to materially affect our internal control over financial reporting and we do not expect to extend our Sarbanes-Oxley Section 404 attestation to include CALPLY until 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG Corporation and subsidiaries (the "Corporation") as of June 30, 2007, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation's management.

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

As discussed in Note 15, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109" effective January 1, 2007.

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


/s/ DELOITTE & TOUCHE LLP
-------------------------------------
Chicago, Illinois
July 27, 2007

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 17, Litigation, for information concerning asbestos and related bankruptcy litigation and environmental litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 annual meeting of stockholders on May 9, 2007. At the meeting, Lawrence M. Crutcher, William C. Foote, Steven F. Leer and Judith A. Sprieser were elected to serve on our Board of Directors for three-year terms expiring in 2010 and the stockholders ratified the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent registered public accountants for 2007. The votes on these matters were as follows:

                                        For       Withheld
                                    ----------   ----------
1. Election of Directors
   Lawrence M. Crutcher             72,521,020   10,009,590
   William C. Foote                 72,490,223   10,040,386
   Steven F. Leer                   72,566,193    9,964,417
   Judith A. Sprieser               72,507,666   10,022,913

                                        For        Against    Abstain
                                    ----------   ----------   -------
2. Ratification of Appointment of
   Deloitte & Touche LLP as
   Independent Registered Public
   Accountants for 2007             82,117,874     315,398     97,337

ITEM 5. OTHER INFORMATION

On July 31, 2007, we amended and restated our credit agreement with a syndicate of banks. See Part I, Item 1, Note 9, Debt, for a description of the principal changes to the credit agreement effected by the amendment and restatement, which description is incorporated herein by reference.

Effective July 31, 2007, the Guarantee Agreement entered into by us, certain of our subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent, in connection with the credit agreement was terminated.

ITEM 6. EXHIBITS

10.1 Amended and Restated Credit Agreement, dated as of July 31, 2007, among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent*

15.  Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1 Rule 13a-14(a) Certifications of USG Corporation's Chief Executive Officer

31.2 Rule 13a-14(a) Certifications of USG Corporation's Chief Financial Officer

32.1 Section 1350 Certifications of USG Corporation's Chief Executive Officer

32.2 Section 1350 Certifications of USG Corporation's Chief Financial Officer

----------
* The schedules and exhibits to the Amended and Restated Credit Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the Commission supplementally upon request.

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

                                        USG CORPORATION


                                        By /s/ William C. Foote
                                           -------------------------------------
                                           William C. Foote,
                                           Chairman and Chief Executive Officer


                                        By /s/ Richard H. Fleming
                                           -------------------------------------
                                           Richard H. Fleming,
                                           Executive Vice President and
                                           Chief Financial Officer


                                        By  /s/ D. Rick Lowes
                                            ------------------------------------
                                            D. Rick Lowes,
                                            Senior Vice President and Controller

July 31, 2007