Form 10-Q
period 2007-09-30
USG CORP
filed 2007-10-26
CIK 757011

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2007

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

The number of shares of the registrant's common stock outstanding as of September 30, 2007 was 99,042,373.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Statements of Earnings:
           Three Months and Nine Months Ended September 30, 2007 and 2006     3

        Condensed Consolidated Balance Sheets:
           As of September 30, 2007 and December 31, 2006                     4

        Condensed Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 2007 and 2006                      5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             24

Item 4. Controls and Procedures                                              40

Report of Independent Registered Public Accounting Firm                      41

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    42

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds          42

Item 6. Exhibits                                                             42

Signatures                                                                   43

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 USG CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN MILLIONS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS                NINE MONTHS
                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                      -------------------------   -------------------------
                                          2007          2006          2007          2006
                                      -----------   -----------   -----------   -----------
Net sales                             $     1,335   $     1,478   $     4,002   $     4,516
Cost of products sold                       1,217         1,132         3,470         3,413
                                      -----------   -----------   -----------   -----------
Gross profit                                  118           346           532         1,103
Selling and administrative expenses            90           103           306           305
Provision for restructuring                     3            --            18            --
Reversal of asbestos claims reserve            --           (17)           --           (44)
Chapter 11 reorganization expenses             --             2            --            10
                                      -----------   -----------   -----------   -----------
Operating profit                               25           258           208           832
Interest expense                               22            16            85           539
Interest income                                (5)          (16)          (18)          (23)
Other income, net                              (2)           (2)           (4)           (2)
                                      -----------   -----------   -----------   -----------
Earnings before income taxes                   10           260           145           318
Income taxes                                    3           107            41           130
                                      -----------   -----------   -----------   -----------
Net earnings                          $         7   $       153   $       104   $       188
                                      ===========   ===========   ===========   ===========
Earnings per Common Share:
Basic                                 $      0.07   $      1.71   $      1.07   $      3.03
Diluted                                      0.07          1.71          1.07          3.03

Average common shares                  98,998,334    89,849,117    96,435,985    62,120,058
Average diluted common shares          99,214,635    89,907,436    96,721,553    62,227,119

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                         AS OF           AS OF
                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2007           2006
                                                     -------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                               $   353        $   565
Restricted cash                                              --              6
Receivables (net of reserves - $18 and $16)                 546            448
Inventories                                                 379            348
Income taxes receivable                                      36          1,102
Deferred income taxes                                        42            169
Other current assets                                         78             69
                                                        -------        -------
Total current assets                                      1,434          2,707
Property, plant and equipment (net of accumulated
   depreciation and depletion - $1,209 and $1,108)        2,477          2,210
Deferred income taxes                                       270            187
Goodwill                                                    228            154
Other assets                                                262            107
                                                        -------        -------
Total Assets                                            $ 4,671        $ 5,365
                                                        =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        $   348        $   303
Accrued expenses                                            258            358
Income taxes payable                                          5             38
Short-term debt                                              --          1,065
                                                        -------        -------
Total current liabilities                                   611          1,764
Long-term debt                                            1,238          1,439
Deferred income taxes                                        10             11
Other liabilities                                           684            617
Commitments and contingencies

Stockholders' Equity:
Preferred stock                                              --             --
Common stock                                                 10              9
Treasury stock                                             (204)          (208)
Capital received in excess of par value                   2,605          2,176
Accumulated other comprehensive (loss)                      (78)          (136)
Retained earnings (deficit)                                (205)          (307)
                                                        -------        -------
Total stockholders' equity                                2,128          1,534
                                                        -------        -------
Total Liabilities and Stockholders' Equity              $ 4,671        $ 5,365
                                                        =======        =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USG CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                              2007     2006
                                                            -------   ------
OPERATING ACTIVITIES:
Net earnings                                                $   104   $  188
Adjustments to reconcile net earnings to net cash:
   Reversal of asbestos claims reserve                           --      (44)
   Depreciation, depletion and amortization                     133      101
   Share-based compensation expense                              18        7
   Deferred income taxes                                         26      358
(Increase) decrease in working capital (net of
   acquisitions):
   Receivables                                                  (24)    (117)
   Income taxes receivable                                    1,065     (264)
   Inventories                                                    5      (32)
   Payables                                                      (2)      53
   Accrued expenses                                             (41)      11
Increase in other assets                                        (43)     (33)
Increase in other liabilities                                    28       29
Payment to Section 524(g) asbestos trust                         --     (890)
Reorganization distribution - other                             (40)    (656)
Liabilities subject to compromise                                --      521
Other, net                                                       19        3
                                                            -------   ------
Net cash provided by (used for) operating
   activities                                                 1,248     (765)
                                                            -------   ------
INVESTING ACTIVITIES:
Capital expenditures                                           (341)    (237)
Acquisitions of businesses, net of cash acquired               (280)     (74)
Return of restricted cash                                         6       73
Net proceeds from asset dispositions                              1        1
Purchases of marketable securities                               --     (112)
Sales or maturities of marketable securities                     --      677
                                                            -------   ------
Net cash (used for) provided by investing
   activities                                                  (614)     328
                                                            -------   ------
FINANCING ACTIVITIES:
Repayment of debt                                            (1,765)      --
Issuance of debt, net of discount                               499       --
Proceeds from equity offering, net of fees                      422       --
Payment of debt issuance fees                                    (3)     (22)
Tax benefit of share-based payments                              (6)       6
Issuances of common stock upon exercise of stock
   options                                                       --       13
Proceeds from rights offering, net of fees                       --    1,720
Reorganization distribution - debt principal                     --     (766)
                                                            -------   ------
Net cash (used for) provided by financing
   activities                                                  (853)     951
                                                            -------   ------
Effect of exchange rate changes on cash                           7        3
Net (decrease) increase in cash and cash
   equivalents                                                 (212)     517
Cash and cash equivalents at beginning of period                565      936
                                                            -------   ------
Cash and cash equivalents at end of period                  $   353   $1,453
                                                            =======   ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                               $    70   $  541
Income taxes (refunded) paid, net                            (1,046)      41

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

2. ACQUISITIONS

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

2007 ACQUISITIONS

California Wholesale Material Supply, Inc.: On March 30, 2007, L&W Supply Corporation, or L&W Supply, which makes up the Building Products Distribution operating segment, purchased the outstanding stock of California Wholesale Material Supply, Inc. and related entities (referred to collectively as CALPLY) for approximately $267 million. This amount includes debt repaid at closing and acquisition-related expenses and is net of CALPLY's cash at closing. Subsequent to March 30, 2007, we paid approximately $1 million of additional acquisition-related expenses. CALPLY sells building products and provides services to acoustical contractors, drywall contractors, plaster contractors, roofing companies, manufactured housing companies, countertop fabricators, government institutions and exporters from its 30 locations in seven Western states and Mexico. This acquisition was part of L&W Supply's strategy to profitably grow its specialty dealer business.

During the third quarter of 2007, we allocated the purchase price of CALPLY to its tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date using information available at that time. As a result, we may continue to adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. The excess of the purchase price over the aggregate estimated fair values was recorded as goodwill, which is amortizable for tax purposes. The allocation of the purchase price for CALPLY is summarized below and reflects estimated fair values that are preliminary and subject to adjustment.

(millions)
----------
Cash                            $  4
Accounts receivable               74
Inventories                       37
Property, plant and equipment      6
Goodwill                          84
Intangible assets                115
Other assets acquired              4
                                ----
Total assets acquired           $324
                                ----
Total liabilities assumed       $ 52
                                ----
Total net assets acquired       $272
                                ----

The amount shown for intangible assets consists principally of $58 million related to customer relationships, which is amortizable over ten years, and $56 million related to trade names, which have an indefinite life.

Grupo Supremo: On March 28, 2007, USG Mexico, S.A. de C.V., or USG Mexico, an indirect, wholly owned subsidiary of USG Corporation, purchased the assets of Grupo Supremo, located in the central north region of Mexico, whose businesses include extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses. Of this amount, $6 million was allocated to intangible assets subject to amortization over periods of ten to 20 years.

2006 ACQUISITIONS

During the third quarter of 2007, we adjusted the allocation of the purchase price for certain acquisitions made in 2006, resulting in a reclassification of $17 million from goodwill to intangible assets. This amount consisted of $12 million related to customer relationships, which is amortizable over ten years, and $5 million related to trade names, which have an indefinite life.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the net carrying amount of goodwill by operating segment was as follows:

                                                North      Building
                                              American     Products     Worldwide
(millions)                                     Gypsum    Distribution    Ceilings   Total
----------                                    --------   ------------   ---------   -----
Balance as of January 1, 2007                    $--         $ 154         $--      $ 154
Acquisitions                                       6           197          --        203
Purchase accounting adjustments                   --             8          --          8
Reclassification between segments                 --           (12)         12         --
Reclassification to other intangible assets       (5)         (132)         --       (137)
                                                 ---         -----         ---      -----
Balance as of September 30, 2007                 $ 1         $ 215         $12      $ 228
                                                 ===         =====         ===      =====

Goodwill increased $74 million in the first nine months of 2007 primarily as a result of the first quarter acquisitions of CALPLY by L&W Supply and the assets of Grupo Supremo by USG Mexico. See Note 2 above for information related to these acquisitions.

Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

                            As of September 30, 2007         As of December 31, 2006
                         ------------------------------   -----------------------------
                           Gross                            Gross
                         Carrying    Accumulated          Carrying    Accumulated
(millions)                Amount    Amortization    Net    Amount    Amortization   Net
----------               --------   ------------   ----   --------   ------------   ---
INTANGIBLE ASSETS WITH
   FINITE LIVES:
Customer relationships     $ 70          $ 4       $ 66      $ 1          $ 1       $--
Other                        10            2          8       --           --        --
                           ----          ---       ----      ---          ---       ---
Subtotal                     80            6         74        1            1        --
                           ----          ---       ----      ---          ---       ---
INTANGIBLE ASSETS WITH
   INDEFINITE LIVES:
Trade names                  69           --         69        8           --         8
Other                         8           --          8       --           --        --
                           ----          ---       ----      ---          ---       ---
Subtotal                     77           --         77        8           --         8
                           ----          ---       ----      ---          ---       ---
Total                      $157          $ 6       $151      $ 9          $ 1       $ 8
                           ====          ===       ====      ===          ===       ===

Total amortization expense for other intangible assets was $4 million for the third quarter of 2007 and $5 million for the first nine months of 2007. The amounts for the 2006 periods were immaterial. Estimated annual amortization expense for other intangible assets is $7 million for 2007, $8 million for each of the years 2008 through 2011 and $7 million for 2012.

4. PROVISION FOR RESTRUCTURING

In the second quarter of 2007, we recorded provisions totaling $15 million pretax ($9 million after-tax) for restructuring activities that included a salaried workforce reduction program and the shutdown of a framing products manufacturing plant. We implemented these actions in response to current market conditions. In the third quarter of 2007, we recorded an additional provision of $3 million pretax ($2 million after-tax) related to the salaried workforce reduction program. Through the first nine months of 2007, the total provision for restructuring was $17.5 million pretax ($11 million after-tax).

The number of employees terminated and open positions eliminated under the salaried workforce reduction program as of September 30, 2007 was approximately
470. Included in the provision for restructuring for the first nine months of 2007 is a charge of $14 million pretax ($9 million after-tax) for severance and related costs for the employees terminated as of September 30, 2007. We expect to record approximately $600 thousand of additional charges during the fourth quarter of 2007 for severance and related costs for several additional employees whose employment will be terminated as part of the program, but who are continuing to provide services after September 30th. Most of the payments associated with this program are being made in 2007.

In June 2007, we shut down our plant in Tuscaloosa, Alabama that manufactured framing products. Included in the provision for restructuring for the first nine months of 2007 is a charge of $4 million pretax ($2 million after-tax) related to this shutdown. This charge primarily reflects a writedown of property, plant and equipment and lease-termination costs.

A restructuring reserve of $4 million is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2007. This reserve is summarized as follows:

                                                  Writedown of
                                                  Assets to Net      Cash
(millions)                         Provisions   Realizable Value   Payments   Total
----------                         ----------   ----------------   --------   -----
Salaried workforce reduction           $14             $--           $(11)      $3
Shutdown of Tuscaloosa plant             4              (3)            --        1
                                       ---             ---           ----       --
Balance as of September 30, 2007       $18             $(3)          $(11)      $4
                                       ===             ===           ====       ==

Including the approximately $600 thousand of additional charges related to the salaried workforce reduction program that we expect to record during the fourth quarter of 2007, our estimate of total restructuring expenses for 2007 is approximately $18 million. On an operating segment basis, approximately $14 million of this amount relates to North American Gypsum, approximately $2 million relates to Worldwide Ceilings and approximately $1 million relates to each of Building Products Distribution and Corporate.

5. OPERATING SEGMENTS

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

                                       Three Months      Nine Months
                                          ended             ended
                                      September 30,     September 30,
                                     ---------------   ---------------
(millions)                            2007     2006     2007     2006
----------                           ------   ------   ------   ------
NET SALES:
North American Gypsum                $  698   $  909   $2,209   $2,817
Building Products Distribution          614      642    1,772    1,926
Worldwide Ceilings                      207      191      614      576
Eliminations                           (184)    (264)    (593)    (803)
                                     ------   ------   ------   ------
Total USG Corporation                $1,335   $1,478   $4,002   $4,516
                                     ======   ======   ======   ======
OPERATING PROFIT:
North American Gypsum                $   (2)  $  219   $  133   $  697
Building Products Distribution           22       53       93      164
Worldwide Ceilings                       23       18       54       64
Corporate                               (18)     (29)     (79)     (81)
Eliminations                             --       (1)       7       (2)
Chapter 11 reorganization expenses       --       (2)      --      (10)
                                     ------   ------   ------   ------
Total USG Corporation                $   25   $  258   $  208   $  832
                                     ======   ======   ======   ======

Operating profit for the 2007 periods includes provisions for restructuring of $3 million pretax for the third quarter and $17.5 million pretax for the first nine months. On an operating segment basis, $14 million of the nine-months charge relates to North American Gypsum, $1.5 million relates to Worldwide Ceilings and $1 million relates to each of Building Products Distribution and Corporate. See Note 4 above for additional information related to the restructuring program and the estimated full-year provision by operating segment.

Operating profit for the 2006 periods for North American Gypsum includes reversals of an asbestos claims reserve. These reversals increased operating profit by $17 million during the third quarter of 2006 and $44 million during the first nine months of 2006.

6. EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of restricted stock units, or RSUs, performance shares and outstanding stock options. Average common shares and average diluted common shares outstanding for the third quarter and first nine months of 2006 reflect the effect of a rights offering we completed in the third quarter of 2006. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in millions, except share data):

                                                        Weighted
                                                        Average
                                      Net     Shares   Per-Share
                                   Earnings    (000)     Amount
                                   --------   ------   ---------
THREE MONTHS ENDED SEPTEMBER 30,
2007:
Basic earnings                       $  7     98,998     $0.07
Dilutive effect of stock options                 217
                                     ----     ------     -----
Diluted earnings                     $  7     99,215     $0.07
                                     ====     ======     =====
2006:
Basic earnings                       $153     89,849     $1.71
Dilutive effect of stock options                  58
                                     ----     ------     -----
Diluted earnings                     $153     89,907     $1.71
                                     ====     ======     =====
NINE MONTHS ENDED SEPTEMBER 30,
2007:
Basic earnings                       $104     96,436     $1.07
Dilutive effect of stock options                 286
                                     ----     ------     -----
Diluted earnings                     $104     96,722     $1.07
                                     ====     ======     =====
2006:
Basic earnings                       $188     62,120     $3.03
Dilutive effect of stock options                 107
                                     ----     ------     -----
Diluted earnings                     $188     62,227     $3.03
                                     ====     ======     =====

Options, RSUs and performance shares with respect to 1.6 million common shares were not included in the computation of diluted earnings per share for the third quarter and first nine months of 2007 because they were anti-dilutive. Options and RSUs with respect to 1.5 million common shares were not included in the computation of diluted earnings per share for the third quarter and first nine months of 2006 because they were anti-dilutive.

7. DEBT

Total debt consisted of the following:

                               As of           As of
                           September 30,   December 31,
(millions)                      2007           2006
----------                 -------------   ------------
7.75% senior notes             $  499         $   --
6.3% senior notes                 500            500
Industrial revenue bonds          239            239
Term loan                          --            700
Tax bridge term loan               --          1,065
                               ------         ------
Total                          $1,238         $2,504
                               ======         ======

7.75% SENIOR NOTES DUE 2018

In the third quarter of 2007, we sold $500 million of 7.75% senior unsecured notes maturing in January 2018 in an underwritten public offering. We recorded the notes on the condensed consolidated balance sheet at $499 million, which is net of debt discount of $1 million. In addition, we recorded $4 million of deferred financing fees related to the issuance of the notes. The interest rate payable on the notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. The notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indenture governing the notes contains certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. We used the net proceeds from the sale of the notes, together with cash on hand, to repay the $500 million balance outstanding under our term loan facility described below plus accrued interest on that balance.

6.3% SENIOR NOTES DUE 2016

In the second quarter of 2007, we completed the exchange of registered 6.3% senior unsecured notes maturing in November 2016 for the $500 million of privately placed 6.3% senior unsecured notes, also due in 2016, that we issued in November 2006.

CREDIT FACILITIES

In the third quarter of 2006, we entered into a credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement currently consists only of a $650 million unsecured revolving credit facility with a $250 million sublimit for letters of credit. This facility is available to fund working capital needs and for other general corporate purposes. As of September 30, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit.

The credit agreement originally included a $1 billion term loan facility and a $1.15 billion tax bridge term loan facility, both of which have been terminated. The term loan facility was available to us in a single drawing of up to $1 billion, and the tax bridge facility was available to us in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. In December 2006, we borrowed $700 million under the term loan facility and $1.065 billion under the tax bridge facility. These borrowings, along with the net proceeds from the 6.3% senior note offering described above and cash on hand, were used to fund a $3.05 billion payment in December 2006 to the asbestos trust created in connection with our plan of reorganization (see Notes 16 and 17 below).

In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made to the asbestos trust. This refund, along with cash on hand, was used in March 2007 to repay the outstanding borrowing of $1.065 billion under the tax bridge facility. We also repaid $200 million of the outstanding borrowing under the term loan facility in March. As a result of these repayments, we recorded a charge to interest expense in the first quarter of 2007 of $10 million pretax ($6 million after-tax) to write off deferred financing fees associated with these borrowings.

In the third quarter of 2007, the credit agreement was amended and restated to:

- eliminate the requirement that our material domestic subsidiaries guarantee our obligations under the credit agreement,

-    extend the maturity of the facility by one year to August 2, 2012,

- reduce the margin on borrowings and the facility fee on the revolving credit facility (which are based on the credit facilities' credit rating),

- reduce the maximum leverage ratio (as defined in the credit agreement) covenant from 4.50-to-1.00 to 4.25-to-1.00 after December 31, 2008, and

- allow for an increase in the amount of the revolving credit facility to $1 billion, subject to the availability of additional commitments.

As mentioned above, in the third quarter of 2007, we repaid the remaining $500 million outstanding under the term loan using the net proceeds from the sale of the 7.75% senior unsecured notes and cash on hand. As a result of this repayment, we recorded a charge to interest expense in the third quarter of 2007 of $4 million pretax ($3 million after-tax) to write off deferred financing fees associated with this borrowing.

The credit agreement requires that we meet and maintain certain financial ratios and tests and contains events of default and covenants that are customary for similar transactions and may limit our ability to take various actions. As of September 30, 2007, we were in compliance with all financial ratios, tests and covenants.

8. INVENTORIES

Total inventories consisted of the following:

                                          As of           As of
                                      September 30,   December 31,
(millions)                                 2007           2006
----------                            -------------   ------------
Finished goods and work in progress        $297           $254
Raw materials                                82             94
                                           ----           ----
Total                                      $379           $348
                                           ====           ====

9. ASSET RETIREMENT OBLIGATIONS

Changes in the liability for asset retirement obligations consisted of the following:

                                 Nine Months
                               ended September
                                     30,
                               ---------------
(millions)                       2007   2006
----------                       ----   ----
Balance as of January 1           $78    $71
Accretion expense                   4      3
Liabilities incurred                1      3
Foreign currency translation        2      1
                                  ---    ---
Balance as of September 30        $85    $78
                                  ===    ===

10. PUBLIC EQUITY OFFERING

In March 2007, we completed a public offering of 9,063,373 shares of our common stock at a price of $48.60 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $422 million. We used the net proceeds of the equity offering to pay for the CALPLY acquisition and for general corporate purposes.

11. DERIVATIVE INSTRUMENTS

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

COMMODITY DERIVATIVE INSTRUMENTS

Currently, we are using swap contracts to hedge a portion of our anticipated purchases of natural gas to be used in our manufacturing operations. We review our positions regularly and make adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2009, are designated as cash flow hedges. As of September 30, 2007, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $153 million. As of September 30, 2007, the fair value of these swap contracts, which remained in AOCI, was a $15 million unrealized loss.

FOREIGN CURRENCY DERIVATIVE INSTRUMENTS

We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $63 million, and all contracts mature by March 31, 2009. As of September 30, 2007, the fair value of these hedges was a $1 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of September 30, 2007, the fair value of these hedges, which was a loss of $2 million, was recorded to AOCI.

COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral under certain conditions. Currently, we have no collateral requirement. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

12. COMPREHENSIVE INCOME

The components of comprehensive income are summarized in the following table:

                                                  Three Months           Nine Months
                                               ended September 30,   ended September 30,
                                               -------------------   -------------------
(millions)                                       2007       2006       2007       2006
----------                                     --------   --------   --------   --------
Net earnings                                      $ 7       $153       $104      $ 188
                                                  ---       ----       ----      -----
Pretax gain (loss) on derivatives                  --        (31)        24       (149)
Income tax benefit (expense)                       --         12        (10)        58
                                                  ---       ----       ----      -----
After-tax gain (loss) on derivatives               --        (19)        14        (91)
                                                  ---       ----       ----      -----
Loss on unrecognized pension and
   postretirement benefit costs, net of tax*       --         --         (3)        --
                                                  ---       ----       ----      -----
Foreign currency translation                       20          3         47          9
Unrealized gain on marketable
   securities, net of tax                          --         --         --          1
                                                  ---       ----       ----      -----
Total comprehensive income                        $27       $137       $162      $ 107
                                                  ===       ====       ====      =====

* Includes the impact of the actual results of the 2007 actuarial valuations for the pension and postretirement benefit plans.

There was no tax impact on the foreign currency translation adjustments.

AOCI consisted of the following:

                                                        As of          As of
                                                    September 30,   December 31,
(millions)                                              2007           2006
----------                                          -------------   ------------
Loss on derivatives, net of tax                         $ (12)         $ (26)
Unrecognized pension and postretirement benefit
   costs, net of tax                                     (137)          (134)
Foreign currency translation                               71             24
                                                        -----          -----
Total                                                   $ (78)         $(136)
                                                        =====          =====

Reclassifications of net after-tax gains or losses from AOCI to earnings during the third quarter of 2007 were as follows:

(millions)
----------
Loss on derivatives, net of tax of $5 million             $ (9)
Loss on unrecognized pension and postretirement benefit
   costs, net of tax of $1 million                          (2)
                                                          ----
Total                                                     $(11)
                                                          ====

As of September 30, 2007, we estimate the net after-tax gains or losses that we will reclassify from AOCI to earnings within the next 12 months to be a $9 million loss on derivatives and a $5 million loss on unrecognized pension and postretirement benefit costs.

13. EMPLOYEE RETIREMENT PLANS

The components of net pension and postretirement benefits costs are summarized in the following table:

                                                   Three Months           Nine Months
                                                ended September 30,   ended September 30,
                                                -------------------   -------------------
(millions)                                        2007       2006       2007      2006
----------                                      --------   --------   -------   ---------
PENSION:
Service cost of benefits earned                   $ 10       $ 10      $ 30       $ 29
Interest cost on projected benefit obligation       17         15        50         46
Expected return on plan assets                     (18)       (15)      (54)       (47)
Net amortization                                     3          4         8         14
                                                  ----       ----      ----       ----
Net cost                                          $ 12       $ 14      $ 34       $ 42
                                                  ====       ====      ====       ====
POSTRETIREMENT:
Service cost of benefits earned                   $  3       $  3      $ 11       $ 11
Interest cost on projected benefit obligation        6          5        18         16
Recognized loss                                     --         --        (2)        (2)
                                                  ----       ----      ----       ----
Net cost                                          $  9       $  8      $ 27       $ 25
                                                  ====       ====      ====       ====

In accordance with our funding policy, we currently plan to contribute approximately $68 million of cash to our pension plans in 2007.

14. SHARE-BASED COMPENSATION

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

PERFORMANCE SHARES

We granted 87,160 performance shares under the LTIP during the first quarter of 2007. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments in certain circumstances, for the three-year period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid out at the end of the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Each performance share earned will be settled in a share of our common stock. Expense is recognized, net of estimated forfeitures, over the vesting period of the performance shares.

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

15. INCOME TAXES

Income tax expense was $41 million in the first nine months of 2007, including a $6.6 million favorable tax adjustment in the first quarter and a $6.7 million unfavorable tax adjustment in the third quarter resulting from corrections to deferred tax balances from prior years. The net effect of these adjustments for the first nine months of 2007 is immaterial.

In the first quarter of 2007, we received a $1.057 billion federal tax refund as a result of tax deductions generated by the payments made to the asbestos trust in 2006 and the carryback of the resulting federal net operating loss to the 10 preceding taxable years. Additionally, in the first quarter of 2007, we received a $14 million federal tax refund resulting from the overpayment of our 2005 federal income taxes. These refunds reduced the $1.102 billion of income taxes receivable reported on our consolidated balance sheet as of December 31, 2006.

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

We have a valuation allowance for deferred tax assets relating to certain U.S. federal and state and foreign net operating loss and tax credit carryforwards due to uncertainty regarding their ultimate realization. During the third quarter of 2007, we decreased our valuation allowance for deferred tax assets by a total of $2 million due to a change in our judgment about the realizability of the deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards in future years. Of the total valuation allowance as of September 30, 2007, $66 million relates to U.S. state net operating loss and tax credit carryforwards, $11 million relates to foreign net operating loss and tax credit carryforwards and $1 million relates to U.S. federal foreign tax credit carryforwards.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of our unrecognized tax benefits was $55 million and the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $7 million. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million.

Our U.S. income tax returns for 2004 and prior years have been audited by the Internal Revenue Service, or the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an audit of the federal income tax returns filed by USG and its subsidiaries for the years 2005 and 2006 and is expected to complete the audit by June 30, 2008. The IRS has not proposed any material adjustments for 2005 or 2006 as of September 30, 2007. We are also under examination currently in various U.S. state and foreign jurisdictions. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

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

16. RESOLUTION OF USG'S REORGANIZATION PROCEEDINGS

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

The debtors' estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, these liabilities were reclassified on our condensed consolidated balance sheet.

Interest expense for the third quarter of 2006 included charges for post-petition interest and fees totaling $8 million ($5 million after-tax) related to pre-petition obligations. Interest expense for the first nine months of 2006 included charges for post-petition interest and fees totaling $528 million ($326 million after-tax) related to pre-petition obligations.

17. LITIGATION

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

Asbestos Property Damage Litigation: Asbestos property damage claims against the debtors were not part of the asbestos trust or the channeling injunction. Our plan of reorganization provided that all settled or otherwise resolved asbestos property damage claims that were timely filed in our reorganization proceedings would be paid in full. During our reorganization proceedings, the court entered an order requiring that asbestos property damage claims against the debtors be filed by January 15, 2003. In response to that deadline, approximately 1,400 asbestos property damage claims were timely filed in the debtors' Chapter 11 proceedings and an additional 70 claims were filed after the deadline. During our reorganization proceedings, more than 950 claims were disallowed or withdrawn, leaving approximately 520 claims pending.

In 2006 and 2007, we reached agreements to settle all of the remaining asbestos property damage claims filed in our reorganization proceedings. In 2006, we made total payments of approximately $99 million for certain of these asbestos property damage settlements. Based on our evaluation of our asbestos property damage settlements, we reversed $27 million of our reserve for asbestos-related claims in the second quarter of 2006 and an additional $17 million in the third quarter of 2006.

In 2007 to date, we made total payments of approximately $40 million for asbestos property damage settlements. The current estimate of the cost of the remaining asbestos property damage settlements that have not yet been paid, and associated legal fees, is approximately $8 million and is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2007.

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

18. NEW ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

FINANCIAL INFORMATION

Consolidated net sales in the third quarter of 2007 were $1.335 billion, down 10% from the third quarter of 2006. Operating profit was $25 million, down from $258 million for the prior-year period. Net earnings were $7 million, or $0.07 per diluted share, for the third quarter of 2007 compared with net earnings of $153 million, or $1.71 per diluted share, for the third quarter of 2006.

For the third quarter of 2007, housing starts dropped 24% compared with the third quarter of 2006 as the inventory of unsold homes continued to build and the availability of mortgage financing tightened. The residential repair and remodeling market softened as well. As expected, this has led to lower wallboard shipments and prices and has significantly reduced our sales and profits compared to last year.

Shipments of United States Gypsum Company's SHEETROCK(R) brand gypsum wallboard in the third quarter of 2007 were down 10% compared with the third quarter of 2006. Capacity utilization rates for our gypsum wallboard plants were approximately 80% for the third quarter of 2007. These plants operated at 90% of capacity during the third quarter of 2006. The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to $122.68 per thousand square feet for the third quarter of 2007 compared with $141.97 for the second quarter of 2007 and $188.37 for the third quarter of 2006. Gypsum wallboard selling prices trended downward during the third quarter, but at a slower rate compared to earlier in the year. Prices have continued to trend downward since quarter-end and remain under pressure. During the third quarter of 2007, manufacturing costs for SHEETROCK(R) brand gypsum wallboard were adversely affected by higher prices for energy, wastepaper and other raw materials compared to 2006, but these costs have decreased since the first quarter of this year.

MARKET TRENDS AND OUTLOOK

Industry shipments of gypsum wallboard in the United States were an estimated
7.80 billion square feet in the third quarter of 2007, an 11% decrease from 8.75 billion square feet in the third quarter of 2006 and a 4% decrease from 8.16 billion square feet in the second quarter of 2007.

The housing market continued to deteriorate during the third quarter of 2007. Market conditions suggest that new residential construction will remain weak during the remainder of the year and at least through 2008. Residential repair and remodeling expenditures also are expected to decline due to lower sales of existing homes and weakness in housing prices. We expect low single-digit growth in the non-residential markets to continue well into 2008, although the growth will not be sufficient to significantly offset the effects of lower demand for wallboard from the residential construction and repair and remodeling markets. Demand for gypsum wallboard in the fourth quarter of 2007 is expected to be lower than in the fourth quarter of 2006. Overall, we expect industry demand for gypsum wallboard in 2007 to be down approximately 13% from last year. Industry capacity utilization rates are expected to be below 80% for the year. At these levels of capacity utilization, we expect to see continued pressure on wallboard selling prices.

We have responded to the lower level of demand for our products by balancing wallboard production volumes and pricing in an effort to maximize operating results. We have also made significant adjustments to our manufacturing capacity by idling or closing approximately 2.6 billion square feet of mostly older, higher-cost wallboard capacity from operations in the last year. This figure includes wallboard capacity that was previously curtailed at our New Orleans, Louisiana plant. In the fourth quarter of 2007, we will idle the remainder of the wallboard capacity at the New Orleans plant. We have also eliminated 1,100 hourly and salaried positions and closed four L&W Supply locations. We will continue adjusting our operations as conditions warrant.

STRATEGIC ACTIONS

We intend to continue to seek opportunities to grow our business and improve operating results by:

- enhancing customer service through information technology investments that enhance operations and customer satisfaction and the introduction of new products and systems that complement our current product lines;

- continuing to invest in new, low-cost gypsum wallboard manufacturing capacity to improve operating margins, replacing older, higher-cost capacity and reducing costs by improving production efficiencies;

- making selective acquisitions to grow our Building Products Distribution business;

- making selective acquisitions and entering into joint ventures to grow our non-U.S. businesses; and

-    adjusting our workforce in response to market conditions.

CONSOLIDATED RESULTS OF OPERATIONS

The following is a summary of our condensed consolidated statements of earnings:

                                                                  Increase
(dollars in millions, except per-share data)    2007     2006    (Decrease)
--------------------------------------------   ------   ------   ----------
THREE MONTHS ENDED SEPTEMBER 30:
Net sales                                      $1,335   $1,478      (10)%
Cost of products sold                           1,217    1,132        8%
Gross profit                                      118      346      (66)%
Selling and administrative expenses                90      103      (13)%
Provision for restructuring                         3       --       --
Reversal of asbestos claims reserve                --      (17)      --
Chapter 11 reorganization expenses                 --        2       --
Operating profit                                   25      258      (90)%
Interest expense                                   22       16       38%
Interest income                                    (5)     (16)     (69)%
Other income, net                                  (2)      (2)      --
Income taxes                                        3      107      (97)%
Net earnings                                        7      153      (95)%
Diluted earning per share                        0.07     1.71      (96)%

NINE MONTHS ENDED SEPTEMBER 30:
Net sales                                      $4,002   $4,516      (11)%
Cost of products sold                           3,470    3,413        2%
Gross profit                                      532    1,103      (52)%
Selling and administrative expenses               306      305       --
Provision for restructuring                        18       --       --
Reversal of asbestos claims reserve                --      (44)      --
Chapter 11 reorganization expenses                 --       10       --
Operating profit                                  208      832      (75)%
Interest expense                                   85      539      (84)%
Interest income                                   (18)     (23)     (22)%
Other income, net                                  (4)      (2)     100%
Income taxes                                       41      130      (68)%
Net earnings                                      104      188      (45)%
Diluted earnings per share                       1.07     3.03      (65)%

NET SALES

Consolidated net sales in the third quarter and first nine months of 2007 declined 10% and 11% from the respective 2006 periods primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under Core Business Results of Operations, net sales in the third quarter and first nine months of 2007 for North American Gypsum and Building Products Distribution decreased compared with the same periods in 2006. Net sales in the third quarter and first nine months of 2007 for Worldwide Ceilings improved compared with the respective prior-year periods.

COST OF PRODUCTS SOLD

Cost of products sold increased 8% in the third quarter of 2007 compared with the third quarter of 2006 and 2% in the first nine months of 2007 compared with the same period in 2006. These increases primarily reflect higher prices for energy, wastepaper and other raw materials, partially offset by lower product volumes.

GROSS PROFIT

Gross profit for the third quarter and first nine months of 2007 decreased 66% and 52% from the respective 2006 periods primarily due to lower demand for gypsum wallboard, lower gypsum wallboard selling prices and higher manufacturing costs. The gross margin percentage was 8.8% in the third quarter of 2007, down from 23.4% in the third quarter of 2006. For the first nine months of 2007, the gross margin percentage was 13.3%, down from 24.4% for the first nine months of 2006.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the third quarter of 2007 decreased 13% from the third quarter of 2006 primarily due to lower levels of incentive compensation, the impact of our salaried workforce reduction program and the company-wide emphasis on reducing expenses. As a percent of net sales, selling and administrative expenses were 6.7% for the third quarter of 2007, down from 7.0% for the third quarter of 2006.

Selling and administrative expenses for the first nine months of 2007 increased $1 million from the first nine months of 2006 primarily due to higher levels of compensation and benefits and costs associated with our first quarter 2007 move to a new corporate office, largely offset by lower accruals for incentive compensation and a company-wide emphasis on reducing expenses. As a percent of net sales, selling and administrative expenses were 7.6% for the first nine months of 2007, up from 6.8% for the first nine months of 2006.

PROVISION FOR RESTRUCTURING

In the third quarter of 2007, we recorded a provision of $3 million pretax ($2 million after-tax) related to our salaried workforce reduction program. Through the first nine months of 2007, the total provision for restructuring was $17.5 million pretax ($11 million after-tax). Our restructuring activities include the salaried workforce reduction program and the shutdown of a framing products manufacturing plant. We implemented these actions beginning in the second quarter of 2007 in response to current market conditions. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to this restructuring program.

REVERSAL OF ASBESTOS CLAIMS RESERVE

In the third quarter of 2006, we reversed $17 million pretax ($10 million after-tax) of a reserve for asbestos-related claims. This reversal, which is reflected as income in the condensed consolidated statements of earnings, was based on our evaluation of our asbestos property damage settlements and the remaining unresolved asbestos property damage claims at that time. Through the first nine months of 2006, a total of $44 million pretax ($27 million after-

tax) of the reserve for asbestos-related claims was reversed.

CHAPTER 11 REORGANIZATION EXPENSES

In connection with our bankruptcy proceedings that concluded in 2006, we recorded Chapter 11 reorganization expenses of $2 million in the third quarter of 2006 and $10 million for the first nine months of 2006.

INTEREST EXPENSE

Interest expense of $22 million for the third quarter of 2007 included a charge of $4 million pretax ($3 million after-tax) to write off deferred financing fees due to the repayment of our bank term loan. Interest expense of $85 million for the first nine months of 2007 included charges totaling $14 million pretax ($9 million after-tax) to write off deferred financing fees primarily due to the first quarter repayment of our tax bridge loan and the third quarter repayment of the bank term loan.

Interest expense of $16 million for the third quarter of 2006 included charges for post-petition interest and fees totaling $8 million pretax ($5 million after-tax) related to pre-petition obligations. Interest expense of $539 million for the first nine months of 2006 included charges for post-petition interest and fees totaling $528 million pretax ($326 million after-tax) related to pre-petition obligations.

INCOME TAXES

Income tax expense was $3 million for the third quarter of 2007 compared with $107 million for the third quarter of 2006. The effective tax rate was 27.8% for the third quarter of 2007 compared with 40.9% for last year's third quarter. The difference in the third quarter effective tax rates is primarily attributable to a larger portion of our consolidated operating earnings arising in lower taxed non-U.S. jurisdictions and lower state income tax expense in 2007, offset in part by a $6.7 million unfavorable tax adjustment described below.

Income tax expense was $41 million for first nine months of 2007 compared with $130 million for the corresponding 2006 period. The effective tax rates were 28.2% for the first nine months of 2007 and 40.7% for the first nine months of 2006. The difference in the nine months effective tax rates is primarily attributable to a larger portion of our consolidated operating earnings arising in lower taxed non-U.S. jurisdictions and lower state income tax expense in 2007, the favorable effects of state tax law changes enacted in the first nine months of 2007 and a tax expense of $4 million related to post-petition interest on pre-petition tax obligations that was recorded in the first quarter of 2006. In addition, a $6.6 million favorable tax adjustment was recorded in the first quarter of 2007 and a $6.7 million unfavorable tax adjustment was recorded in the third quarter of 2007 resulting from corrections to deferred tax balances from prior years.

NET EARNINGS

2007: Net earnings for the third quarter of 2007 were $7 million, or $0.07 per diluted share. Net earnings for the first nine months of 2007 were $104 million, or $1.07 per diluted share.

Net earnings and earnings per share for the 2007 periods include charges for the restructuring program described above. These charges, on an after-tax basis, were $2 million, or $0.02 per diluted share, for the third quarter of 2007 and $11 million, or $0.11 per diluted share, for the first nine months of 2007.

Net earnings and earnings per share for the 2007 periods also include charges for the write-off of deferred financing fees described above. These charges, on an after-tax basis, were $3 million, or $0.03 per diluted share, for the third quarter of 2007 and $9 million, or $0.09 per diluted share, for the first nine months of 2007.

In addition, a $6.7 million, or $0.07 per diluted share, unfavorable tax adjustment was recorded in the third quarter of 2007. In the first quarter of 2007, we recorded a $6.6 million, or $0.07 per diluted share, favorable tax adjustment. These adjustments resulted from corrections of the deferred tax balances from prior years.

2006: For the third quarter of 2006, net earnings were $153 million, or $1.71 per diluted share. For the first nine months of 2006, net earnings totaled $188 million, or $3.03 per diluted share.

Net earnings and earnings per share for the 2006 periods include the charges for post-petition interest and fees related to pre-petition obligations described above. These charges, on an after-tax basis, were $5 million, or $0.06 per diluted share, for the third quarter of 2006 and $326 million, or $5.24 per diluted share, for the first nine months of 2006.

Net earnings and earnings per share for the 2006 periods also include the reversals of a reserve for asbestos-related claims described above. The after-tax income from the reversals amounted to $10 million, or $0.11 per diluted share, for the third quarter of 2006 and $27 million, or $0.43 per diluted share, for the first nine months of 2006.

CORE BUSINESS RESULTS OF OPERATIONS

                                         Three Months          Nine Months
(millions)                           ended September 30,   ended September 30,
----------                           -------------------   -------------------
                                       2007       2006       2007       2006
                                     --------   --------   -------   ---------
NET SALES:
NORTH AMERICAN GYPSUM:
United States Gypsum Company          $  592     $  801    $1,908     $2,513
CGC Inc. (gypsum)                         79         85       235        262
USG Mexico, S.A. de C.V.                  52         47       142        130
Other subsidiaries*                       22         25        61         70
Eliminations                             (47)       (49)     (137)      (158)
                                      ------     ------    ------     ------
Total                                 $  698     $  909    $2,209     $2,817
                                      ------     ------    ------     ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                   614        642     1,772      1,926
                                      ------     ------    ------     ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                      136        124       396        388
USG International                         66         64       206        177
CGC Inc. (ceilings)                       15         14        45         44
Eliminations                             (10)       (11)      (33)       (33)
                                      ------     ------    ------     ------
Total                                 $  207     $  191    $  614     $  576
                                      ------     ------    ------     ------
Eliminations                            (184)      (264)     (593)      (803)
                                      ------     ------    ------     ------
Total USG Corporation                 $1,335     $1,478    $4,002     $4,516
                                      ======     ======    ======     ======
OPERATING PROFIT**:
NORTH AMERICAN GYPSUM:
United States Gypsum Company          $  (14)    $  192    $   97     $  623
CGC Inc. (gypsum)                         --         13         7         39
USG Mexico, S.A. de C.V.                   7          8        20         23
Other subsidiaries*                        5          6         9         12
                                      ------     ------    ------     ------
Total                                 $   (2)    $  219    $  133     $  697
                                      ------     ------    ------     ------
BUILDING PRODUCTS DISTRIBUTION:
L&W Supply Corporation                    22         53        93        164
                                      ------     ------    ------     ------
WORLDWIDE CEILINGS:
USG Interiors, Inc.                       17         11        37         42
USG International                          4          5        10         13
CGC Inc. (ceilings)                        2          2         7          9
                                      ------     ------    ------     ------
Total                                 $   23     $   18    $   54     $   64
                                      ------     ------    ------     ------
Corporate                                (18)       (29)      (79)       (81)
Eliminations                              --         (1)        7         (2)
Chapter 11 reorganization expenses        --         (2)       --        (10)
                                      ------     ------    ------     ------
Total USG Corporation                 $   25     $  258    $  208     $  832
                                      ======     ======    ======     ======

* Includes Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia.

** Operating profit for the 2007 periods includes provisions for restructuring of $3 million pretax for the third quarter and $17.5 million pretax for the first nine months. On an operating segment basis, $14 million of the nine-months charge relates to North American Gypsum, $1.5 million relates Worldwide Ceilings and $1 million relates to each of Building Products Distribution and Corporate.

     Operating profit for the 2006 periods for North American Gypsum includes reversals of an asbestos claims reserve. These reversals amounted to $17 million for the third quarter and $44 million for the first nine months of 2006.

NORTH AMERICAN GYPSUM

Net sales of $698 million in the third quarter of 2007 were down 23% from the third quarter of 2006, while an operating loss of $2 million compared with operating profit of $219 million for the prior-year period. For the first nine months of 2007, net sales of $2.209 billion were down 22% and operating profit of $133 million dropped 81% compared with the first nine months of 2006. Operating profit in 2007 for North American Gypsum included restructuring charges of $2 million for the third quarter and $14 million for the first nine months. Operating profit in 2006 was favorably affected by reversals of a reserve for asbestos-related claims. These reversals amounted to $17 million for the third quarter and $44 million for the first nine months of 2006.

United States Gypsum Company: Third quarter 2007 net sales for U.S. Gypsum decreased $209 million, or 26%, compared with the third quarter of 2006. An operating loss of $14 million was recorded in the third quarter of 2007 compared with operating profit of $192 in the third quarter of 2006. The decline in operating results largely reflected lower shipments, lower average realized selling prices and higher manufacturing costs for SHEETROCK(R) brand gypsum wallboard. U.S. Gypsum's operating loss for the third quarter of 2007 included a restructuring charge of $1 million related to our salaried workforce reduction program. Operating profit for the third quarter of 2006 was favorably affected by the $17 million reversal of a reserve for asbestos-related claims.

Shipments of SHEETROCK(R) brand gypsum wallboard totaled 2.35 billion square feet during the third quarter of 2007, down 10% from 2.60 billion square feet in the third quarter of 2006. U.S. Gypsum's wallboard plants operated at approximately 80% of capacity in the third quarter of 2007 compared with 90% of capacity in the third quarter of 2006. Industry shipments of gypsum wallboard in the United States were down approximately 11% from the third quarter of 2006.

The decrease in demand caused U.S. Gypsum's nationwide average realized selling price for SHEETROCK(R) brand gypsum wallboard to fall to $122.68 per thousand square feet for the third quarter of 2007, a 35% drop compared to the all-time record average price of $188.37 attained in the third quarter of 2006 and a 14% decrease from the average price of $141.97 for the second quarter of 2007. Gypsum wallboard prices trended downward during the third quarter of 2007, but at a slower rate compared to earlier in the year. Prices have continued to trend downward since quarter-end and remain under pressure.

During the third quarter of 2007, manufacturing costs for SHEETROCK(R) brand gypsum wallboard were adversely affected by higher prices for energy, wastepaper and other raw materials. Gypsum wallboard unit costs were up 6% in the third quarter of 2007 compared with last year's third quarter.

Third quarter 2007 sales and profit for DUROCK(R) brand cement board and FIBEROCK(R) brand gypsum fiber panels improved versus last year's third quarter due to higher selling prices and lower costs. Pricing also improved for

SHEETROCK(R) brand joint treatment products, but this improvement was offset by higher manufacturing costs and lower shipments for those products.

During the third quarter of 2007, U.S. Gypsum successfully opened two new manufacturing facilities on the East coast. A new, low-cost wallboard facility in Norfolk, Virginia replaced a high-cost 50-year-old line at the same location. The company also opened a new joint treatment facility in Baltimore, Maryland during the quarter. These facilities are expected to improve customer service in the Mid-Atlantic region and reduce costs.

CGC Inc.: Third quarter 2007 net sales for the gypsum business of Canada-based CGC Inc. fell $6 million, or 7%, compared to the third quarter of 2006. Operating profit was break-even for the third quarter of 2007 compared with $13 million for last year's third quarter. The decline in net sales was largely attributable to lower selling prices for SHEETROCK(R) brand gypsum wallboard and lower wallboard shipments, particularly to the United States. Operating profit also was adversely affected by higher gypsum wallboard manufacturing costs, especially higher paper and other raw material costs. Operating profit for the third quarter of 2007 also included a restructuring charge of $1 million related to our salaried workforce reduction program.

USG Mexico, S.A. de C.V.: Net sales in the third quarter of 2007 for our Mexico-based subsidiary were up $5 million, or 11%, compared with the third quarter of 2006 largely due to increased sales of complementary products such as construction plasters and DUROCK(R) brand cement board. However, operating profit was down $1 million from the comparable 2006 period largely due to higher energy and raw materials costs. A new gypsum wallboard manufacturing facility in Tecoman, Colima, Mexico began operations in the third quarter of 2007 and is serving Western Mexico and Latin America.

BUILDING PRODUCTS DISTRIBUTION

L&W Supply Corporation's net sales in the third quarter of 2007 were $614 million, down $28 million, or 4%, compared with the third quarter of 2006. This decline was primarily attributable to lower product volumes and gypsum wallboard selling prices resulting from the weak residential construction market. The impact of recent acquisitions and increased sales related to non-residential construction activity partially offset these results.

Overall, gypsum wallboard shipments declined 5%, while sales of other products increased 22% compared with last year's third quarter. The modest decline in wallboard shipments and the increase in sales of non-wallboard products reflects the positive impact of recently acquired businesses. L&W Supply's sales of ceilings products were up 53% compared to the third quarter of 2006, also largely due to recent acquisitions. Acquisitions completed in the past year, including California Wholesale Material Supply, Inc., which was acquired in late March, and All Interiors Supply, which was acquired in the fourth quarter of 2006, contributed $154 million to third quarter 2007 net sales. Driven by lower product volumes and gypsum wallboard prices, same-location net sales for the third quarter of 2007 decreased 28% compared with the third quarter of 2006.

Operating profit in the third quarter of 2007 was $22 million, down $31 million, or 58%, compared with $53 million for the third quarter of 2006. The declines in gypsum wallboard shipments and profit margins that resulted from the weak residential construction market were the primary reasons for the lower level of operating profit. Profit margins for most other product lines experienced only modest declines. Amortization expense related to intangible assets associated with recent acquisitions was $4 million in the third quarter of 2007 and further reduced operating profit. There was no comparable charge in the third quarter of 2006.

For the first nine months of 2007, net sales of $1.772 billion were down 8% and operating profit of $93 million was down 43% compared with the first nine months of 2006. On a same-location basis, net sales in the first nine months of 2007 declined 25% versus the first nine months of 2006. During the first nine months of 2007, L&W Supply closed four locations in response to weak market conditions, but it continues to serve their customers in these markets from other locations.

L&W Supply operated 248 locations in the United States and Mexico as of September 30, 2007 compared with 212 locations in the United States only as of September 30, 2006.

WORLDWIDE CEILINGS

Net sales of $207 million in the third quarter of 2007 were up 8% from the third quarter of 2006, while operating profit increased 28% to $23 million. For the first nine months of 2007, net sales of $614 million increased 7%, while operating profit of $54 million fell 16% compared with the first nine months of 2006. Worldwide Ceilings operating profit for the first nine months of 2007 included a restructuring charge of $1.5 million related to our salaried workforce reduction program.

USG Interiors, Inc.: USG Interiors reported third quarter 2007 net sales of $136 million and operating profit of $17 million. These results compared favorably with net sales of $124 million and operating profit of $11 million in the third quarter of 2006. The improved results for the 2007 period primarily reflect higher average realized selling prices for ceiling tile and increased shipments of ceiling grid, partially offset by higher ceiling tile and grid manufacturing costs.

USG International: USG International reported net sales of $66 million and operating profit of $4 million in the third quarter of 2007. This compared with net sales of $64 million and operating profit of $5 million for the same period a year ago. The improvement in net sales primarily reflected increased demand for ceiling grid and joint treatment in Europe and the favorable effects of currency translation. Operating profit fell largely due to lower volume and selling prices in Latin America and higher selling and administrative expenses.

CGC Inc.: The ceilings division of CGC Inc. reported net sales of $15 million and operating profit of $2 million in the third quarter of 2007. Net sales and operating profit for the same period a year ago were $14 million and $2 million, respectively. Improved pricing for ceiling grid was partially offset by lower selling prices for ceiling tile and higher grid manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of September 30, 2007, we had cash and cash equivalents of $353 million compared with $380 million as of June 30, 2007 and $565 million of as of December 31, 2006. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and dispositions. Transactions of these types may result in material cash expenditures or proceeds.

We have a credit agreement, which was amended and restated in the third quarter of 2007, with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of September 30, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit. See Note 7 to the Condensed Consolidated Financial Statements for information regarding the credit agreement as amended and restated.

We plan to fund future growth projects from cash on hand, future cash available from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility. Also to fund future growth projects, we may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.

CASH FLOWS

The following table presents a summary of our cash flows:

                                                       Nine Months ended September 30
                                                       ------------------------------
(millions)                                                    2007        2006
----------                                                   ------      -----
Net cash provided by (used for):
Operating activities                                         $1,248      $(765)
Investing activities                                           (614)       328
Financing activities                                           (853)       951
Effect of exchange rate changes on cash                           7          3
                                                             ------      -----
Net (decrease) increase in cash and cash equivalents         $ (212)     $ 517
                                                             ======      =====

Operating Activities: The variation between the 2007 and 2006 periods primarily reflects our first quarter 2007 receipt of the federal tax refund of $1.057 billion and our second quarter 2006 payment of $890 million to the asbestos trust.

Investing Activities: The variation between the 2007 and 2006 periods primarily reflects increased spending in 2007 for acquisitions (up $206 million) and capital projects (up $104 million) and a cash inflow of $565 million in the first nine months of 2006 from the net sales of marketable securities.

Financing Activities: The variation between the 2007 and 2006 periods primarily reflects 2007 repayments of a $1.065 billion borrowing under our tax bridge facility and $700 million of borrowings under our term loan facility. These repayments were partially offset by the issuance of $499 million of 7.75% senior notes, net of discount, in the third quarter of 2007 and the net proceeds of $422 million from a public equity offering that we completed in the first quarter of 2007.

CAPITAL EXPENDITURES

Capital spending amounted to $341 million in the first nine months of 2007 compared with $237 million in the corresponding 2006 period. As of September 30, 2007, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $443 million compared with $494 million as of December 31, 2006. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of September 30, 2007 include the following projects with the total estimated costs indicated:

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

- approximately $75 million for a new 40,000-ton self-unloading ship expected to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in 2008; and

- approximately $220 million for a new, low-cost gypsum wallboard plant in Stockton, California that will serve Northern California. Construction of this plant is scheduled to begin in 2008 and is scheduled to be completed in 2010.

WORKING CAPITAL

As of September 30, 2007, working capital (current assets less current liabilities) amounted to $825 million, and the ratio of current assets to current liabilities was 2.35-to-1. As of December 31, 2006, working capital amounted to $943 million, and the ratio of current assets to current liabilities was 1.53-to-1.

Receivables increased to $546 million as of September 30, 2007 from $448 million as of December 31, 2006. During the same period, inventories increased to $379 million from $348 million, and accounts payable increased to $348 million from $303 million. These increases were attributable in part to additional receivables, inventories and payables from businesses acquired in 2007. The higher level of receivables also reflected a 7% increase in net sales for the month of September 2007 compared with December 2006. Accrued expenses decreased to $258 million as of September 30, 2007 from $358 million as of December 31, 2006 largely due to payments made in 2007 for asbestos property damage settlements and employee incentive compensation.

DEBT

Total debt amounted to $1.238 billion as of September 30, 2007 compared with $2.504 billion as of December 31, 2006. In the third quarter of 2007, we sold $500 million of 7.75% senior unsecured notes due January 2018 in an underwritten public offering. We used the net proceeds from the sale of the notes, together with cash on hand, to repay the $500 million balance outstanding under our term loan facility. See Note 7 to the Condensed Consolidated Financial Statements for additional information on our debt.

REALIZATION OF DEFERRED TAX ASSET

Our condensed consolidated balance sheet as of September 30, 2007 includes a gross deferred tax asset of $425 million relating to the U.S. federal, state and foreign income tax benefits expected to be realized in future periods with respect to various net operating loss and tax credit carryforwards arising in 2006 and prior years primarily as a result of the amounts paid to the asbestos trust in 2006. We have concluded, based on the weight of available evidence, that all but $78 million of these tax benefits are more likely than not to be realized in the future.

In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all but $1 million of the $193 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards.

In contrast to the results under the federal Internal Revenue Code, most U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, most of the state tax benefits resulting from the amounts paid to the asbestos trust in 2006 will be realized through a reduction of future state income tax liabilities by offsetting the net operating losses resulting from our payments to the asbestos trust against future state taxable income. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the U.S. states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $66 million of the $220 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.

We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that, as a result of significant losses and limited tax liabilities in recent years in those jurisdictions, are doubtful of being utilized. As a result, we have concluded that $1 million of the $12 million of income tax benefits relating to our foreign net operating loss and tax credit carryforwards is more likely than not to be realized.

During the third quarter of 2007, we decreased our valuation allowance for deferred tax assets by a total of $2 million due to a change in our judgment about the realizability of the deferred tax assets relating to certain foreign and U.S. state net operating loss and tax credit carryforwards in future years.

LEGAL CONTINGENCIES

USG and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous "potentially responsible parties" in a number of so-called "Superfund" sites in the United States. See Note 17 to the Condensed Consolidated Financial Statements for additional information on environmental litigation and for information concerning asbestos and related bankruptcy litigation. We believe that neither the environmental, asbestos-related matters nor any other litigation involving USG will have a material adverse effect upon our results of operations, financial position or cash flows.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed on February 16, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board Statement No. 109." This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the respective tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. As of the date of adoption, the total amount of our unrecognized tax benefits was $55 million and the total amount of interest and penalties recognized on our condensed consolidated balance sheet was $7 million. We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million. It is reasonably possible that the amount of our unrecognized tax benefits will change in the next 12 months as a result of the expected completion of the IRS's audit of our 2005 and 2006 federal income tax returns. At this time, an estimate of a change, if any, to the amount of unrecognized tax benefits cannot be made. However, based on the information available at this time, we do not expect any change to have a significant impact on our results of operations, financial position or cash flows.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management's expectations about future conditions. Actual business, market or other conditions may differ from management's expectations and accordingly may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:

- economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage financing, mortgage and other interest rates, housing affordability and supply, currency exchange rates and consumer confidence;

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

During the third quarter of 2007, we completed the roll out of a new supply chain management system in the United States and Canada. On July 1, 2007, we began to roll out a new human resource and payroll system in the United States and Canada. The human resource and payroll system roll out is expected to continue into the first quarter of 2008.

Changes related to the new systems represented the only changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of USG Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of USG Corporation and subsidiaries (the "Corporation") as of September 30, 2007, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of USG Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2007, we expressed an unqualified opinion (which included an explanatory paragraph concerning a change in the method of accounting due to the Corporation's adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirements" in 2005, Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" in 2006) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 26, 2007

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 17, Litigation, for information concerning asbestos and related bankruptcy litigation and environmental litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to the Corporation's Stock Compensation Program for Non-Employee Directors, on July 1, 2007, the Corporation's non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this provision, effective July 1, 2007, a total of 9,752 shares of common stock were issued to eight non-employee directors based on the fair market value of a share of common stock on June 29, 2007. The issuance of these shares was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.

ITEM 6. EXHIBITS

4.   Form of 7.75% Senior Note due 2018 (incorporated by reference to Exhibit
     4.1 to USG Corporation's Current Report on Form 8-K filed September 26,
     2007)

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

                                        USG CORPORATION


                                        By /s/ William C. Foote
                                           -------------------------------------
                                           William C. Foote,
                                           Chairman and Chief Executive Officer


                                        By /s/ Richard H. Fleming
                                           -------------------------------------
                                           Richard H. Fleming,
                                           Executive Vice President and
                                           Chief Financial Officer


                                        By /s/ D. Rick Lowes
                                           -------------------------------------
                                           D. Rick Lowes,
                                           Senior Vice President and Controller

October 26, 2007