Form 10-K
period 2007-12-31
USG CORP
filed 2008-02-15
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8864
USG CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3329400 (I.R.S. Employer Identification No.)

550 W. Adams Street, Chicago, Illinois (Address of Principal Executive Offices)	60661-3676 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 436-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.10 par value	New York Stock Exchange Chicago Stock Exchange

Preferred Stock Purchase Rights (subject to Rights Agreement dated December 21, 2006)	New York Stock Exchange Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐ Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.
     The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,824,488,000.
     The number of shares of the registrant’s common stock outstanding as of January 31, 2008 was 99,055,389.
Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2008 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

PART I
Item 1. BUSINESS
In this annual report on Form 10-K, “USG,” “we,” “our” and “us” refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
General
USG, through its subsidiaries, is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes.
SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings, the net sales of which accounted for approximately 48%, 38% and 14%, respectively, of our 2007 consolidated net sales.
North American Gypsum
BUSINESS
North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 30% of total domestic gypsum wallboard sales in 2007. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.
PRODUCTS
North American Gypsum’s products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK® brand name. A line of joint compounds used for finishing wallboard joints is also sold under the SHEETROCK® brand name. The DUROCK® line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK® line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems and as roof cover board sold under the SECUROCK® brand name. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential and commercial installations. We also produce a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK® brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the trade names RED TOP®, IMPERIAL® and DIAMOND®. We also produce gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.
MANUFACTURING
North American Gypsum manufactures products at 46 plants located throughout the United States, Canada and Mexico.
     Gypsum rock is mined or quarried at 15 company-owned locations in North America. In 2007, these locations provided approximately 68% of the gypsum used by our plants in North America. As of December 31, 2007, our geologists estimated that our recoverable rock reserves are sufficient for more than 24 years of operation based on our average annual production of crude gypsum during the past five years of 9.5 million tons. Proven reserves contain approximately 235 million tons. Additional reserves of approximately 157 million tons are found on four properties not in operation.
     Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2007, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 28% and 4%, respectively, of the gypsum used in our plants.
     Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. The supply of synthetic gypsum continues to increase as more power generation plants are fitted with desulphurization equipment. Ten of our 22 gypsum wallboard plants use synthetic gypsum for some or all of their needs.
     We own eight paper mills located across the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our wallboard production processes. We augment our paper needs through purchases from outside suppliers when necessary. Less than 1% of our paper supply was purchased from outside suppliers during 2007.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through our wholly owned subsidiary, L&W Supply Corporation, and its subsidiaries, or L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on our estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, we estimate that during 2007:
•	Residential and nonresidential repair and remodel activity generated about 43% of volume demand for gypsum wallboard;
•	New residential construction generated about 41% of total industry volume demand;
•	New nonresidential construction generated about 11% of volume demand; and
•	Other activities such as exports and temporary construction generated the remaining 5% of volume demand.
COMPETITION
U.S. Gypsum accounts for approximately 30% of the total gypsum wallboard sales in the United States. In 2007, U.S. Gypsum shipped 9.0 billion square feet of wallboard. The Gypsum Association estimated that U.S. industry shipments (including imports) in 2007 were 30.7 billion square feet.
     Our competitors in the United States are: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America, Inc., Federal Gypsum Company and PABCO Gypsum. Our competitors in Canada include CertainTeed Corporation, Georgia-Pacific, Lafarge North America, Inc. and Federal Gypsum Company. Our major competitors in Mexico are Panel Rey, S.A. and Comex-Lafarge. The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2007, L&W Supply distributed approximately 13% of all gypsum wallboard in the United States, including approximately 36% of U.S. Gypsum’s wallboard production.
     On March 30, 2007, L&W Supply purchased the outstanding stock of California Wholesale Material Supply, Inc. and related entities, referred to collectively as CALPLY. CALPLY sells building products and provides services from 29 locations in seven Western states and Mexico. This acquisition was part of L&W Supply’s strategy to profitably grow its specialty dealer business.

MARKETING AND DISTRIBUTION
L&W Supply was organized in 1971. It is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 43% of its 2007 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, Inc., such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
     L&W Supply remains focused on opportunities to profitably grow its specialty business as well as optimize asset utilization. L&W Supply increased the number of its locations, largely through acquisitions, to 247 in 37 states and Mexico as of December 31, 2007, compared with 220 locations as of December 31, 2006 and 192 locations as of December 31, 2005.
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
Worldwide Ceilings
BUSINESS
Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the largest manufacturer of ceiling grid and the second-largest manufacturer/marketer of acoustical ceiling tile in the world.
     In the third quarter of 2007, we entered into a new joint venture agreement with a leading Chinese building materials company to manufacture a complete line of acoustical ceiling tile and grid systems in China.
PRODUCTS
Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors’ significant trade names include the AURATONE® and ACOUSTONE® brands of ceiling tile and the DONN®, DX®, FINELINE®, CENTRICITEE®, CURVATURA® and COMPASSO® brands of ceiling grid.
MANUFACTURING
Worldwide Ceilings manufactures products at 17 plants located in North America, Europe and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite, starch and high-pressure laminates. We produce some of these raw materials internally and obtain others from outside suppliers.
MARKETING AND DISTRIBUTION
Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. Ceilings products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.
COMPETITION
Our principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries) and Chicago Metallic Corporation. Our principal competitors in acoustical ceiling tile include Armstrong World Industries, Inc., OWA

Faserplattenwerk GmbH (Odenwald), CertainTeed Corporation and AMF Mineralplatten GmbH Betriebs KG (owned by Gebr. Knauf Verwaltungsgellschaft KG). Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance — Executive Officers of the Registrant (as of February 15, 2008).
Other Information
RESEARCH AND DEVELOPMENT
To maintain our high standards and remain a leader in the building materials industry, we perform extensive research and development at the USG Research and Technology Innovation Center in Libertyville, Ill. Research team members provide product support and new product development for our operating units. With unique fire, acoustical, structural and environmental testing capabilities, the research center can evaluate products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes.
     We charge research and development expenditures to earnings as incurred. These expenditures amounted to $23 million in 2007, $20 million in 2006 and $17 million in 2005.
ENERGY
Our primary supplies of energy have been adequate, and we have not been required to curtail operations as a result of insufficient supplies. Supplies are likely to remain sufficient for our projected requirements. Currently, we use energy price swap agreements to hedge the cost of a majority of purchased natural gas. Generally, we have a majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market conditions warrant.
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of our consolidated net sales in each of 2007, 2006 and 2005.
OTHER
Because we fill orders upon receipt, no segment has any significant order backlog.
     None of our segments has any special working capital requirements.
     Loss of one or more of our patents or licenses would not have a material impact on our business or our ability to continue operations.
     No material part of any of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
     As of December 31, 2007, we had approximately 14,800 employees worldwide.
     See Note 16 to the Consolidated Financial Statements for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
Available Information
We maintain a website at www.usg.com and make available at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: Corporate Secretary, USG Corporation, 550 West Adams Street, Chicago, Illinois 60661.

Item 1A. RISK FACTORS
Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. You should carefully consider these factors, together with all of the other information in this annual report on Form 10-K and in other documents that we file with the SEC, before making any investment decision about our securities. Adverse developments or changes related to any of the factors listed below could affect our business, financial condition, results of operations and growth.
Our businesses are cyclical in nature, and prolonged periods of weak demand or excess supply may have a material adverse effect on our business, financial condition and operating results.
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States dropped by 25% during 2007 compared to 2006, and current forecasts indicate a similar percentage decline in 2008 compared to 2007.
     Prices for our products and services are affected by overall supply and demand in the markets for our products and for our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry-wide in the United States, and we expect approximately three billion square feet of additional capacity, net of recent closures, to become operational in the United States in 2008, with more new capacity expected in 2009. Currently, industry capacity in the United States is approximately 40 billion square feet. Prolonged periods of weak demand or excess supply in any of our businesses may have a material adverse effect on our revenues and margins and harm our business, financial condition and operating results.
     The markets that we serve, including in particular the housing and construction-based markets, are affected by the movement of interest rates. Higher interest rates could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by a variety of other factors beyond our control, including employment levels, foreign currency exchange rates, office vacancy rates, the inventory of unsold homes, which is currently at a record level, housing affordability, the availability of mortgage financing, unforeseen inflationary pressures and consumer confidence, which is at its lowest level in four years.
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
We face competition in each of our businesses. Principal methods of competition include quality and range of products, service, location, pricing, compatibility of systems and product design features. Actions of our competitors, or the entry of new competitors in our markets, could lead to lower pricing by us in an effort to maintain market share and could also lead to lower sales volumes. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance and develop our manufacturing and distribution capabilities.
     We also compete through our use and improvement of information technology. In order to remain competitive, we need to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have provided manual processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers’ expectations regarding the capabilities and reliability of our systems may materially and adversely affect our operating results particularly during any prolonged period of disruption.
     We intend to continue making investments in research and development to develop new and improved products and more efficient production methods in order to maintain our market leadership position. If we do not make these investments, or our investments are not successful, our revenues, operating results and market share could be adversely affected. In addition, there can be no assurance that revenue from new products or enhancements will be sufficient to recover the research and development expenses associated with their development.
We intend to pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition and operating results.
During the past several years, we have completed a number of acquisitions of businesses that contribute to our success. We intend to continue to pursue opportunities to acquire businesses or technologies that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:
•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	failure of the acquired business to achieve expected operational, profitability and investment return objectives; and

•	our possible inability to achieve other intended objectives of the transaction.
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
If costs of key raw materials, energy, fuel or employee benefits increase, or the availability of key raw materials and energy decreases, our cost of products sold will increase, and our operating results may be materially and adversely affected.
The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high pressure laminates. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. As a result of recent market conditions, we have been unable to pass increased raw material costs on to our customers. We may not be able to pass increased raw materials prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw materials prices or if we cannot effectively hedge against price increases, our operating results may be materially and adversely affected.
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
     Energy costs also are affected by various market

factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum and interior systems products, have both increased significantly and become more volatile in recent years. There may be substantial increases in the price, or a decline in the availability, of energy in the future, especially in light of instability in some energy markets. In addition, significant increases in the cost of fuel can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. As is the case with raw materials, we may not be able to pass on increased costs through increases in the prices of our products.
     In addition, our profit margins are affected by costs related to maintaining our employee benefit plans (pension and medical insurance for active employees and retirees). The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health-care-cost trend rates. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.
If the market price of natural gas declines, it may have a material adverse effect on our business, financial condition and operating results as a result of our hedging transactions and fixed-price supply agreements for natural gas.
We use natural gas extensively in the production of gypsum and interior systems products. As a result, our revenues, profitability, operating cash flows and future rate of growth are highly dependent on the price of natural gas, which has been historically very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging transactions and fixed-price supply agreements. Although we benefit from those agreements when spot prices exceed contractually specified prices, if the market price for natural gas declines, we may not be able to take advantage of decreasing market prices while our competitors may be able to do so. Any substantial or extended decline in prices of, or demand for, natural gas could cause our production costs to be greater than that of our competitors. As a result, a decline in prices may have a material adverse effect on our business, financial condition and operating results.
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
Our substantial indebtedness may adversely affect our business, financial condition and operating results.
Our substantial indebtedness may have material adverse effects on our business, including to:
•	make it more difficult for us to satisfy our debt service obligations;

•	limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•	place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt;

•	limit our flexibility to plan for, or react to, changes in our business and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to adverse general economic and industry conditions, including recessions; and

•	limit our ability, or increase the cost, to refinance indebtedness.
     If we do incur additional indebtedness, the risks related to our substantial indebtedness may intensify.
We require a significant amount of liquidity to service our indebtedness and fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses.
Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our needs.
     If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:
•	curtail operations;
•	reduce or delay planned capital expenditures, research and development or acquisitions;
•	obtain additional financing or restructure or refinance all or a portion of our indebtedness on or before maturity;
•	sell assets or businesses; and
•	sell additional equity.
     Any curtailment of operations, reduction or delay in planned capital expenditures, research and development or acquisitions or sale of assets or businesses may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

Covenant restrictions under our credit agreement and the indenture governing our senior notes may limit our ability to pursue business activities or otherwise operate our business.
Our credit agreement and the indenture governing our senior notes contain covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to:
•	incur additional indebtedness;
•	make guarantees;
•	sell assets or make other fundamental changes;
•	engage in mergers and acquisitions;
•	make investments;
•	enter into transactions with our affiliates;
•	change our business purposes; and
•	enter into sale and lease-back transactions.
     In addition, we are subject to agreements that require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests.
     A breach of any of the credit agreement or indenture covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.
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
We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials.
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
     Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the

Earth’s atmosphere. In response to such studies, the U.S. Congress and several states are considering proposed climate control legislation. Some states have already taken legal measures to reduce emissions of greenhouse gases. Enactment of climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the U.S. Environmental Protection Agency and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have an adverse effect on our operations and demand for our services or products. Our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. Energy could also become more expensive, and we may not be able to pass these increased costs on to purchasers of our products. In addition, stricter regulation of emissions might require us to install emissions control equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
We depend on our senior management team for their expertise and leadership, and the unexpected loss of any member could adversely affect our operations.
Our success depends on the management and leadership skills of our senior management team. The unexpected loss of any of these individuals or an inability to attract and retain additional personnel could prevent us from implementing our business strategy. Although we have incentives for management to stay with us, we cannot assure that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed.
We do not expect to pay cash dividends on our common stock for the foreseeable future.
We have not paid a dividend on our common stock since the first quarter of 2001 and have no plans to do so in the foreseeable future. Further, our credit agreement prohibits us from paying a dividend on, or repurchasing, our stock if our earnings before interest, taxes, depreciation, amortization and other non-cash adjustments are below a specified level or if a default exists under the agreement. Because we do not expect to pay dividends on our common stock in the foreseeable future, investors will have to rely on stock appreciation for a return on their investment.
A small number of our stockholders could be able to significantly influence our business and affairs.
Based on filings made with the SEC and other information available to us, as of January 31, 2008, we believe that five organizations collectively controlled over 50% of our common stock. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions.
Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. In 2007, U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at 78% of capacity. USG Interiors’ AURATONE® brand ceiling tile plants operated at 67% of capacity. The locations of our production properties, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum
GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pa.*
Baltimore, Md.*
Bridgeport, Ala.*
East Chicago, Ind.*
Empire, Nev.
Fort Dodge, Iowa
Galena Park, Texas*
Jacksonville, Fla.*
Norfolk, Va.
Plaster City, Calif.
Rainier, Ore.
Shoals, Ind.*
Sigurd, Utah
Southard, Okla.
Sperry, Iowa*
Stony Point, N.Y.
Sweetwater, Texas
Hagersville, Ontario, Canada*
Montreal, Quebec, Canada
Monterrey, Nuevo Leon, Mexico*
Puebla, Puebla, Mexico
Tecoman, Colima, Mexico

*	Plants supplied fully or partially by synthetic gypsum
JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Wash.
Baltimore, Md.
Bridgeport, Ala.
Chamblee, Ga.
Dallas, Texas
East Chicago, Ind.
Fort Dodge, Iowa
Galena Park, Texas
Gypsum, Ohio
Jacksonville, Fla.
Phoenix (Glendale), Ariz. (leased)
Port Reading, N.J.
Sigurd, Utah
Torrance, Calif.
Calgary, Alberta, Canada (leased)
Hagersville, Ontario, Canada
Montreal, Quebec, Canada
Surrey, British Columbia, Canada
Monterrey, Nuevo Leon, Mexico
Puebla, Puebla, Mexico
CEMENT BOARD
Baltimore, Md.
Detroit (River Rouge), Mich.
New Orleans, La.
Santa Fe Springs, Calif.
Monterrey, Nuevo Leon, Mexico
GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Mich.
Empire, Nev.
Fort Dodge, Iowa
Plaster City, Calif.
Shoals, Ind.
Sigurd, Utah
Southard, Okla.
Sperry, Iowa
Sweetwater, Texas
Hagersville, Ontario, Canada
Little Narrows, Nova Scotia, Canada
Windsor, Nova Scotia, Canada
Monterrey, Nuevo Leon, Mexico
San Luis Potosi, San Luis Potosi, Mexico
Tecoman, Colima, Mexico
PAPER FOR GYPSUM WALLBOARD
Clark, N.J.
Galena Park, Texas
Gypsum, Ohio
North Kansas City, Mo.
Oakfield, N.Y.
Otsego, Mich.
South Gate, Calif.
OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, N.C. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico and Puebla, Puebla, Mexico. We produce plaster products at Boston, Mass., Puebla, Puebla, Mexico, Saltillo, Coahuila, Mexico, and San Luis Potosi, San Luis Potosi, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, paper-faced metal corner bead at Auburn, Wash., and Weirton, W.Va., structural cementitious panels at Delavan, Wis. (leased), and sealants and finishes at La Mirada, Calif.

FACILITY SHUTDOWNS
Gypsum wallboard lines were temporarily idled at Jacksonville, Fla., in January 2007, Detroit, Mich., in September 2007 and New Orleans, La., in December 2007. A paper mill at Jacksonville, Fla., was temporarily idled in December 2007. A gypsum wallboard line was permanently closed at Santa Fe Springs, Calif., in January 2007. A framing products plant at Tuscaloosa, Ala., was permanently closed in June 2007. A gypsum wallboard line at Boston (Charlestown), Mass., will be permanently closed in March 2008.
NEW FACILITIES
New facilities that began operation in 2007 include a low-cost wallboard line in Norfolk, Va., that replaced a high-cost, 50-year-old line at the same location, a joint compound facility in Baltimore, Md., and a gypsum wallboard manufacturing plant in Tecoman, Colima, Mexico.
     Under our capital expenditures program, we are building new gypsum wallboard plants in Washingtonville, Pa., which we expect to complete in the second half of 2008, and Stockton, Calif. Construction of the Stockton plant is scheduled to begin in the second half of 2009 and to be completed in 2011. In 2006, we acquired a paper mill in Otsego, Mich., and are converting it to manufacture high-quality, low-cost wallboard paper. We expect the paper mill to begin production in the first half of 2008.
OCEAN VESSELS
Gypsum Transportation Limited, our wholly owned subsidiary headquartered in Bermuda, owns and operates two self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to our East Coast plants. We offer excess ship time, when available, for charter on the open market to back haul cargo such as coal. We sold one ship during 2007. A new 40,000-ton self-unloading ship, which is expected to lower the delivered cost of gypsum rock to East Coast wallboard plants, is expected to become operational in the second half of 2008.
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
CEILING TILE
Cloquet, Minn.
Greenville, Miss.
Walworth, Wis.
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., metal specialty systems at Oakville, Ontario, Canada, joint compound at Peterlee, England (leased), St. Petersburg, Russia (leased), Viersen, Germany, and Port Klang, Malaysia (leased), and gypsum wallboard and joint compound at Lima, Peru.

Item 3. LEGAL PROCEEDINGS
See Part II, Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 21, Litigation, for information on legal proceedings, which information is incorporated herein by reference.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2008, there were 2,792 record holders of our common stock. We currently do not pay dividends on our common stock.
     See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
     We did not purchase any of our equity securities during the fourth quarter of 2007.
     The high and low sales prices of our common stock in 2007 and 2006 were as follows:

	2007		2006
	High	Low	High	Low

First quarter	$58.74	$46.22	$99.30	$64.05

Second quarter	52.75	45.43	121.70	65.33

Third quarter *	50.13	35.42	57.45	43.68

Fourth quarter	40.54	34.69	58.50	46.00

*	During the third quarter of 2006, we completed a rights offering pursuant to which our stockholders of record on June 30, 2006 were issued transferable rights to purchase, at $40 per share, one new share of our common stock for each share owned. In connection with the rights offering, we issued 44.92 million new shares of our common stock. The historical common stock prices shown above have not been adjusted to reflect the rights offering.

Item 6. SELECTED FINANCIAL DATA
USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Net sales	$5,202	$5,810	$5,139	$4,509	$3,666
Cost of products sold	4,603	4,440	4,037	3,672	3,121
Gross profit	599	1,370	1,102	837	545
Selling and administrative expenses	408	419	352	317	324
Restructuring and impairment charges	26	—	—	—	—
Asbestos claims provision (reversal)	—	(44)	3,100	—	—
Chapter 11 reorganization expenses	—	10	4	12	11
Operating profit (loss)	165	985	(2,354)	508	210
Interest expense (a)	105	555	5	5	6
Interest income	(22)	(43)	(10)	(6)	(4)
Other income, net	(4)	(3)	—	—	(9)
Income taxes (benefit)	10	188	(924)	197	79
Earnings (loss) before cumulative effect of accounting change	76	288	(1,425)	312	138
Cumulative effect of accounting change	—	—	(11)	—	(16)
Net earnings (loss)	76	288	(1,436)	312	122
Net Earnings (Loss) Per Common Share (b):
Cumulative effect of accounting change	—	—	(0.20)	—	(0.29)
Basic	0.78	4.34	(25.49)	5.62	2.18
Diluted	0.78	4.33	(25.49)	5.62	2.18

Balance Sheet Data (as of the end of the year):
Working capital	$684	$943	$1,579	$1,220	$1,084
Current ratio	2.21	1.53	3.63	3.14	3.62
Cash and cash equivalents	297	565	936	756	700
Property, plant and equipment, net	2,596	2,210	1,946	1,853	1,818
Total assets	4,621	5,365	6,142	4,278	3,799
Long-term debt (c) (d)	1,238	1,439	—	1	2
Liabilities subject to compromise (d)	—	—	5,340	2,242	2,243
Total stockholders’ equity (deficit)	2,193	1,534	(302)	1,024	689

Other Information:
Capital expenditures	$460	$393	$198	$138	$111
Stock price per common share (e)	35.79	54.80	65.00	40.27	16.57
Average number of employees	14,650	14,700	14,100	13,800	13,900

(a)	Interest expense for 2006 included post-petition interest and fees of $528 million related to pre-petition obligations in connection with USG’s five-year reorganization proceeding. See Note 19 to the Consolidated Financial Statements.

(b)	Net earnings (loss) per common share for 2005, 2004 and 2003 were adjusted to reflect the effect of a rights offering implemented in 2006. See Note 18 to the Consolidated Financial Statements.

(c)	Total debt as of December 31, 2006 was $2.504 billion. See Note 10 to the Consolidated Financial Statements.

(d)	For 2003 through 2005, debt of $1.005 billion was included in liabilities subject to compromise in connection with USG’s five-year reorganization proceeding. See Note 19 to the Consolidated Financial Statements.

(e)	Stock price per common share reflects the final closing price of the year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings.
North American Gypsum: North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. North American Gypsum’s products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels.
Building Products Distribution: Building Products Distribution consists of L&W Supply Corporation and its subsidiaries, or L&W Supply, the leading specialty building products distribution business in the United States. It is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors.
Worldwide Ceilings: Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. It manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region.
Geographic Information: Approximately 84% of our net sales are attributable to the United States. Canada accounts for approximately 8% of our net sales and other foreign countries account for the remaining 8%.
FINANCIAL INFORMATION
Consolidated net sales in 2007 were $5.202 billion, down 10% from 2006. Operating profit was $165 million, down from $985 million for the prior year. Net earnings were $76 million, or $0.78 per diluted share, for 2007 compared with net earnings of $288 million, or $4.33 per diluted share, for 2006.
     In 2007, new housing construction in the United States dropped 25% compared with 2006 as the inventory of unsold homes continued to build and the availability of mortgage financing tightened. The residential repair and remodeling market declined as well. As expected, this has led to lower wallboard shipments and selling prices and has significantly reduced our sales and profits compared with 2006.
     Shipments of U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in 2007 were down 17% compared with 2006. Capacity utilization rates for our gypsum wallboard plants were approximately 78% for 2007. These plants operated at 92% of capacity during 2006. The decrease in demand caused U.S. Gypsum’s nationwide average realized selling price for SHEETROCK® brand gypsum wallboard to fall to $134.93 per thousand square feet for 2007 compared with $180.59 for 2006. Gypsum wallboard selling prices continued to decline during the fourth quarter, but at a slower rate of decline compared to earlier in the year. During 2007, manufacturing costs for SHEETROCK® brand gypsum wallboard were adversely affected by higher costs for wastepaper, other raw materials and natural gas compared with 2006.
     As of December 31, 2007, we had $297 million of cash and cash equivalents compared with $565 million as of December 31, 2006. The decrease in cash was primarily attributable to lower earnings, increased capital expenditures and the repayment of a portion of our bank debt.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, continued to decline during 2007. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2007 were an estimated 1.354 million units, compared with actual housing starts of 1.801 million units in 2006 and 2.068 million units in 2005.
     The downturn has caused both homebuilders and drywall dealers to reduce activity to keep inventories from expanding. As a result, industry shipments of gypsum wallboard in the United States were an estimated 30.7 billion square feet in 2007, a 15% decrease from 36.2 billion square feet in 2006.
     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. Because sales of existing homes in 2007 dropped to an estimated 5.7 million units compared with 6.5 million units in 2006 and 7.1 million units in 2005, opportunity from the residential repair and remodel market has also decreased.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products follows signing of construction contracts by about a year. After a moderate increase in 2006, total floor space for which contracts were signed was flat in 2007, with increased investments in office construction offset by declines in store and educational construction.
     The rate of new home construction in the United States dropped by 25% during 2007 compared to 2006, and current forecasts indicate a similar percentage decline in 2008 compared to 2007. Residential repair and remodeling expenditures also are expected to decline due to lower sales of existing homes and weakness in housing prices. We expect the nonresidential markets to be down modestly in 2008.
     Demand for gypsum wallboard in the fourth quarter of 2007 was lower than in the fourth quarter of 2006. We anticipate that this trend will continue and that U.S. industry-wide demand for gypsum wallboard in 2008 will be down approximately 10% to 15% from 2007. Industry capacity utilization rates are expected to be below 70% for 2008. At this level of capacity utilization, we expect to see continued pressure on wallboard selling prices. This combination is expected to have a significant negative impact on North American Gypsum’s profits.
     We have responded to the lower level of demand for our products by making significant adjustments to our manufacturing capacity. We have idled or closed approximately 3.3 billion square feet of higher-cost wallboard capacity in the last 18 months. This figure includes wallboard capacity that was idled at the New Orleans plant during the fourth quarter of 2007. We have also eliminated about 1,250 hourly and salaried positions and closed or consolidated 12 L&W Supply locations. We will close our 80-year-old Boston gypsum wallboard line in March of 2008. We will continue adjusting our operations as conditions warrant.
     See Part I, Item 1A, Risk Factors, for additional information on the cyclicality of our businesses and other risks and uncertainties that affect our businesses.
KEY OBJECTIVES
In order to perform as efficiently as possible during this challenging business cycle and to support our long-term growth objectives, we will focus on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions;

•	continue to invest in new, low-cost gypsum wallboard manufacturing capacity in order to maximize profits to support our long-term growth plan;

•	keep the enterprise financially strong to act on selective acquisition opportunities that support our long-term vision; and

•	continue to enhance financial flexibility.
     In line with our objectives to invest in new, low-cost manufacturing capacity and improve customer service, during the third quarter of 2007,

U.S. Gypsum opened a new, low-cost wallboard line in Norfolk, Va., to replace a high-cost, 50-year-old line at the same location. U.S. Gypsum also opened a new joint compound facility in Baltimore, Md., in the third quarter of 2007. USG Mexico opened a new gypsum wallboard manufacturing plant in Tecoman, Colima, Mexico, in the third quarter of 2007 that is serving western Mexico and Latin America. We expect to begin production at our new paper mill in Otsego, Mich., in the first half of 2008. Construction of a new gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States is expected to be completed in the second half of 2008. The new, low-cost wallboard line in Washingtonville will serve the customers of the Boston facility that we are closing in March of 2008.
Consolidated Results of Operations

(dollars in millions, except per-share data)				Increase
				(Decrease)	Increase
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$5,202	$5,810	$5,139	(10)%	13%
Cost of products sold	4,603	4,440	4,037	4%	10%
Gross profit	599	1,370	1,102	(56)%	24%
Selling and administrative expenses	408	419	352	(3)%	19%
Restructuring and impairment charges	26	—	—	—	—
Asbestos claims provision (reversal)	—	(44)	3,100	—	—
Chapter 11 reorganization expenses	—	10	4	—	150%
Operating profit (loss)	165	985	(2,354)	(83)%	—
Interest expense	105	555	5	(81)%	—
Interest income	(22)	(43)	(10)	(49)%	330%
Other income, net	(4)	(3)	—	33%	—
Income taxes (benefit)	10	188	(924)	(95)%	—
Cumulative effect of accounting change	—	—	(11)	—	—
Net earnings (loss)	76	288	(1,436)	(74)%	—
Diluted earnings (loss) per share	0.78	4.33	(25.49)	(82)%	—
NET SALES
Net sales were $5.202 billion in 2007, $5.810 billion in 2006 and $5.139 billion in 2005.
     Net sales for 2007 declined 10% from the record level of 2006. The steep downturn in United States residential construction since mid-2006 resulted in decreased demand for building products and lower selling prices for gypsum wallboard. Consequently, net sales in 2007 for North American Gypsum and Building Products Distribution decreased compared with 2006. However, net sales in 2007 for Worldwide Ceilings, which mainly serves the nonresidential construction market, improved compared with 2006 primarily due to higher volume and selling prices for ceiling grid and higher selling prices, partially offset by lower volume, for ceiling tile.
     Net sales for 2006 were an all-time high and represented a 13% increase over 2005 primarily due to higher realized selling prices for all major product lines. Net sales increased for all three of our segments. Net sales were up for North American Gypsum and Building Products Distribution primarily due to higher selling prices, partially offset by lower volume, for gypsum wallboard. Net sales for Worldwide Ceilings increased primarily due to higher selling prices and volume for ceiling grid and higher selling prices, partially offset by lower volume, for ceiling tile.
COST OF PRODUCTS SOLD
Cost of products sold totaled $4.603 billion in 2007, $4.440 billion in 2006 and $4.037 billion in 2005.
     Cost of products sold increased in 2007 compared with 2006 primarily reflecting higher costs for wastepaper, other raw materials and natural gas, partially offset by lower product volumes.
     Cost of products sold increased in 2006 compared with 2005 primarily due to the effect of higher costs for natural gas and raw materials for all major product lines.
GROSS PROFIT
Gross profit was $599 million in 2007, $1.370 billion in 2006 and $1.102 billion in 2005. Gross margin (gross profit as a percentage of net sales) was 11.5% in 2007, 23.6% in 2006 and 21.4% in 2005.
     Gross profit was down in 2007 compared with 2006 primarily due to lower demand for gypsum wallboard, lower gypsum wallboard selling prices and higher costs for wastepaper, other raw materials and natural gas.
     Gross profit increased in 2006 compared with 2005 primarily due to higher selling prices for gypsum wallboard and for all other major product lines, partially offset by higher costs for natural gas and raw materials.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $408 million in 2007, $419 million in 2006 and $352 million in 2005. As a percentage of net sales, these expenses were 7.8% in 2007, 7.2% in 2006 and 6.8% in 2005.
     The decrease in selling and administrative expenses in 2007 compared with 2006 primarily reflected lower accruals for incentive compensation and a company-wide emphasis on reducing expenses, which more than offset a higher level of salaries and related benefits. Selling and administrative expenses as a percentage of net sales increased due to the lower level of net sales in 2007.
     The increase in 2006 selling and administrative expenses versus 2005 primarily reflected increased expenses for salaries and related benefits, incentive compensation and funding for marketing and growth initiatives, as well as costs incurred in 2006 associated with our move to our new corporate offices in the first quarter of 2007.
RESTRUCTURING AND IMPAIRMENT CHARGES
In 2007, we recorded restructuring and impairment charges totaling $26 million pretax ($16 million after-tax, or $0.16 per diluted share) associated with salaried workforce reductions, shutdown costs for several manufacturing facilities and asset impairment charges. We implemented these actions in response to current market conditions. See Note 4 to the Consolidated Financial Statements for additional information related to these charges.
ASBESTOS CLAIMS PROVISION (REVERSAL)
In the fourth quarter of 2005, in connection with our evaluation of the cost of resolving our asbestos-related liabilities, we recorded a pretax charge of $3.1 billion ($1.935 billion after-tax, or $34.34 per share), increasing our reserve for all asbestos claims to $4.161 billion. In increasing our reserve, we included the anticipated cost of funding the bankruptcy-related asbestos trust created in connection with our plan of reorganization (see Notes 19 and 21 to the Consolidated Financial Statements). We also included the estimated cost of resolving asbestos property damage claims, other asbestos-related claims and associated legal expenses.
     In 2006, we reversed $44 million pretax ($27 million after-tax, or $0.41 per diluted share) of our reserve for asbestos-related liabilities. This included pretax reversals of $27 million in the second quarter and an additional $17 million in the third quarter. These reversals, which are reflected as income in the consolidated statement of operations, were based on our evaluation in each quarter of the settlements of asbestos property damage claims.
CHAPTER 11 REORGANIZATION EXPENSES
Chapter 11 reorganization expenses amounted to $10 million in 2006 and $4 million in 2005. These expenses consisted of legal and financial advisory fees partially offset by bankruptcy-related interest income.
INTEREST EXPENSE
Interest expense was $105 million in 2007, $555 million in 2006 and $5 million in 2005.
     Interest expense in 2007 included charges totaling $14 million pretax ($9 million after-tax, or $0.09 per diluted share) to write off deferred financing fees primarily due to the first-quarter repayment of our tax bridge loan and the third-quarter repayment of our bank term loan.
     Interest expense in 2006 included charges totaling $528 million pretax ($325 million after-tax, or $4.88 per diluted share) for post-petition interest and fees related to pre-petition obligations.

INTEREST INCOME
Interest income was $22 million in 2007, $43 million in 2006 and $10 million in 2005. Interest income in 2007 was generated primarily from money market investments. Interest income in 2006 was generated primarily from investments in marketable securities.
OTHER INCOME, NET
Other income, net was $4 million in 2007, $3 million in 2006 and zero in 2005.
INCOME TAXES (BENEFIT)
Income tax expense was $10 million in 2007 and $188 million in 2006. An income tax benefit of $924 million was recorded in 2005 as a result of the provision for asbestos claims. Our effective tax rates were 12.2% for 2007, 39.5% for 2006 and 39.3% for 2005.
     The difference in the 2007 and 2006 effective tax rates was primarily attributable to a larger portion of our consolidated operating earnings arising in lower taxed foreign jurisdictions, the favorable effects of state and foreign tax law changes enacted in 2007, the reversal of valuation allowances on net operating loss and investment credit carryovers in our Worldwide Ceilings and Canadian businesses and a tax expense of $4 million related to post-petition interest on pre-petition tax obligations that was recorded in 2006.
     The effective tax rate for 2005 reflected a $25 million reduction in our third quarter 2005 income tax provision in connection with the Internal Revenue Service’s completion of its audit of our federal income tax returns for the years 2000 through 2002. Due to the results of the audit, a portion of our recorded income tax contingency reserves became unnecessary and were eliminated. In the fourth quarter of 2005, this reduction was offset by an increase of $41 million ($28 million net of federal benefit) in the valuation allowance relating to our reserve for asbestos claims.
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
In December 2005, we adopted Financial Accounting Standards Board Interpretation No. 47, or FIN 47. A noncash, after-tax charge of $11 million, or $0.20 per share ($18 million pretax), was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005.
     See Note 8 to the Consolidated Financial Statements for additional information related to the adoption of FIN 47.
NET EARNINGS (LOSS)
2007: Net earnings in 2007 were $76 million, or $0.78 per diluted share. These amounts included the after-tax charge of $16 million, or $0.16 per diluted share, for restructuring and impairment charges. Net earnings and earnings per share for 2007 also included the after-tax charge of $9 million, or $0.09 per diluted share, for the write-off of deferred financing fees.
2006: Net earnings in 2006 were $288 million, or $4.33 per diluted share. These amounts included the after-tax charge of $325 million, or $4.88 per diluted share, for post-petition interest and fees related to pre-petition obligations. Net earnings and earnings per share for 2006 also included after-tax income of $27 million, or $0.41 per diluted share, as a result of the reversal of the reserve for asbestos-related claims.
2005: We incurred a net loss of $1.436 billion, or $25.49 per share, in 2005. This loss included the after-tax provision of $1.935 billion, or $34.34 per share, for asbestos claims and the after-tax charge of $11 million, or $0.20 per share, for the cumulative effect of an accounting change related to the adoption of FIN 47.

Core Business Results of Operations

(millions)	Net Sales			Operating Profit (Loss) **
	2007	2006	2005	2007	2006	2005

North American Gypsum:
United States Gypsum Company	$2,417	$3,215	$2,881	$23	$742	$(2,557)
CGC Inc. (gypsum)	324	341	323	15	46	53
USG Mexico, S.A. de C.V.	193	177	136	26	31	21
Other subsidiaries*	83	89	88	13	17	17
Eliminations	(180)	(201)	(206)	—	—	—

Total	$2,837	$3,621	$3,222	$77	$836	$(2,466)

Building Products Distribution:
L&W Supply Corporation	$2,291	$2,477	$2,048	$116	$203	$149

Worldwide Ceilings:
USG Interiors, Inc.	$523	$507	$489	$56	$53	$43
USG International	273	235	210	12	13	9
CGC Inc. (ceilings)	61	57	55	9	11	10
Eliminations	(44)	(43)	(47)	—	—	—

Total	$813	$756	$707	$77	$77	$62

Corporate	—	—	—	(110)	(117)	(90)
Eliminations	(739)	(1,044)	(838)	5	(4)	(5)
Chapter 11 reorganization expenses	—	—	—	—	(10)	(4)

Total USG Corporation	$5,202	$5,810	$5,139	$165	$985	$(2,354)

*	Includes Gypsum Transportation Limited, a shipping company in Bermuda, and USG Canadian Mining Ltd., a mining operation in Nova Scotia, Canada.

**	Consolidated operating profit in 2007 included restructuring and impairment charges of $26 million pretax. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million related to Worldwide Ceilings, $1 million related to Building Products Distribution, and $5 million related to Corporate. Operating profit in 2006 for North American Gypsum included a reversal of our reserve for asbestos-related liabilities. This reversal increased operating profit for North American Gypsum by $44 million. An operating loss in 2005 of $2.466 billion for North American Gypsum resulted from a $3.1 billion charge for asbestos claims recorded in the fourth quarter of 2005.
NORTH AMERICAN GYPSUM
Net sales in 2007 for North American Gypsum were $2.837 billion, down 22% from 2006. Net sales in 2006 were $3.621 billion, up 12% from 2005.
     Operating profit of $77 million in 2007 included restructuring and impairment charges of $18 million. Operating profit of $836 million in 2006 included a $44 million reversal of our reserve for asbestos-related liabilities. An operating loss of $2.466 billion in 2005 resulted primarily from a $3.1 billion charge for asbestos-related claims associated with our then-proposed plan of reorganization.
United States Gypsum Company — 2007 Compared With 2006: Net sales in 2007 decreased $798 million, or 25%, from 2006. Operating profit decreased $719 million, or 97%. Operating profit for 2007 included restructuring and impairment charges of $15 million pretax. Operating profit for 2006 included the reversal of $44 million of our reserve for asbestos-related liabilities. Operating results in 2007 were adversely affected by lower average selling prices and volume and higher manufacturing costs for SHEETROCK® brand gypsum wallboard. New housing construction was weak throughout 2007 resulting in reduced demand for gypsum wallboard and lower selling prices. Industry shipments of gypsum wallboard in 2007 were down approximately 15% from 2006. U.S. Gypsum shipped 9.0 billion square feet of SHEETROCK® brand gypsum wallboard in 2007, a 17% decrease from 10.8 billion square feet in 2006. U.S. Gypsum’s capacity utilization for gypsum wallboard averaged 78% in 2007, down from 92% in 2006.
     For the fourth quarter of 2007, our shipments of SHEETROCK® brand gypsum wallboard were 2.1 billion square feet, down 9% from 2.3 billion square feet in the fourth quarter of 2006. Capacity utilization was 73% in the fourth quarter of 2007 compared with 79% in the fourth quarter of 2006. We estimate that the industry operated at 68% of capacity in the fourth quarter of 2007.
     In 2007, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $134.93 per thousand square feet, down 25% from $180.59 in 2006. During the fourth quarter of 2007, our average realized selling price for SHEETROCK® brand gypsum wallboard was $110.29 per thousand square feet, down 10% from the third quarter of 2007 and 39% compared with the fourth quarter of 2006.
     Manufacturing costs for U.S. Gypsum increased 9% in 2007 primarily due to higher costs for wastepaper, other raw materials and natural gas.
     Net sales and gross profit for SHEETROCK® brand joint compound products declined in 2007 compared with 2006 primarily due to lower volume, partially offset by higher average realized selling prices. Gross profit for joint compound products also was adversely affected by higher manufacturing costs. Net sales for DUROCK® brand cement board were down in 2007 compared with 2006 primarily due to lower volume. However, gross profit for cement board improved due to higher average realized selling prices and lower manufacturing costs. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels improved versus 2006 due to higher selling prices and lower manufacturing costs, while volume was down slightly.
United States Gypsum Company — 2006 Compared With 2005: Net sales in 2006 increased $334 million, or 12%, from 2005. Operating profit in 2006 was $742 million and included the above-mentioned reversal of $44 million of our reserve for asbestos-related liabilities. An operating loss of $2.557 billion in 2005 included the above-mentioned $3.1 billion charge for asbestos claims. Operating results benefited in 2006 primarily from higher average selling prices for SHEETROCK® brand gypsum wallboard, SHEETROCK® brand joint compound products and FIBEROCK® brand gypsum fiber panels. However, the higher levels of average selling prices were partially offset by lower shipments of gypsum wallboard and higher manufacturing costs.
     New housing construction was strong in the first half of 2006 resulting in strong demand for gypsum wallboard. However, housing starts fell considerably during the second half of the year causing demand for gypsum wallboard to decrease. As a result, industry shipments of gypsum wallboard in 2006 were down approximately 3% from 2005. U.S. Gypsum shipped 10.8 billion square feet of SHEETROCK® brand gypsum wallboard in 2006, a 4% decrease from the previous record of 11.3 billion square feet in 2005. For the fourth quarter of 2006, our shipments of SHEETROCK® brand gypsum wallboard were 2.3 billion square feet, down 18% from 2.8 billion square feet in the fourth quarter of 2005. U.S. Gypsum’s capacity utilization for gypsum wallboard averaged 92% in 2006, down from 96% in 2005.
     Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard of $180.59 per thousand square feet in 2006 was up 25% from $143.93 in 2005. U.S. Gypsum’s average realized selling price for SHEETROCK® brand gypsum wallboard was $181.75 per thousand square feet during the fourth quarter of 2006.
     Manufacturing costs for U.S. Gypsum increased in 2006 primarily due to higher costs for energy and raw materials.
CGC Inc.: Net sales decreased $17 million, or 5%, and operating profit decreased $31 million, or 67%, in 2007 versus 2006. The decline in net sales was largely attributable to lower selling prices for SHEETROCK® brand gypsum wallboard and lower wallboard shipments, particularly to the United States. Operating profit also was adversely affected by higher gypsum wallboard manufacturing costs, especially higher paper and other raw material costs. Operating profit for 2007 also included a restructuring charge of $3 million related to our salaried workforce reductions.
     Comparing 2006 with 2005, net sales increased 6%, while operating profit decreased 13%. The decline in operating profit was primarily due to lower volume and higher manufacturing costs, partially offset by higher selling prices for CGC’s

SHEETROCK® brand gypsum wallboard and the favorable effects of currency translation.
USG Mexico, S.A. de C.V.: Net sales in 2007 for our Mexico-based subsidiary were up $16 million, or 9%, compared with 2006 largely due to increased sales of complementary products such as construction plasters and DUROCK® brand cement board. However, operating profit was down $5 million, or 16%, compared with 2006 largely due to higher energy and raw material costs.
     Comparing 2006 with 2005, net sales increased 30% and operating profit increased 48%. These results primarily reflected increased volume and higher selling prices for gypsum wallboard.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in 2007 were $2.291 billion, down $186 million, or 8%, compared with 2006. This decline was primarily attributable to lower gypsum wallboard shipments and selling prices as a result of the weak residential construction market. The benefit of recent acquisitions and increased sales related to nonresidential construction activity partially offset those negative factors.
     L&W Supply’s gypsum wallboard shipments declined 11% compared with 2006, while sales of other products increased 14%, including a 36% increase in sales of ceilings products. Wallboard shipments and sales of nonwallboard products were favorably affected by the impact of recently acquired businesses. California Wholesale Material Supply, Inc., or CALPLY, which was acquired in late March 2007, and All Interiors Supply, which was acquired in the fourth quarter of 2006, contributed $460 million to 2007 net sales. Driven by lower product volumes and gypsum wallboard prices, same-location net sales for 2007 decreased 26% compared with 2006.
     Operating profit in 2007 was $116 million, down $87 million, or 43%, compared with 2006. The declines in gypsum wallboard shipments and profit margins that resulted from the weak residential construction market were the primary reasons for the lower level of operating profit. Profit margins for most other product lines experienced only modest declines. Amortization expense related to intangible assets associated with recent acquisitions was $6 million in 2007 and further reduced operating profit. Amortization expense in 2006 was immaterial. L&W Supply’s operating profit for 2007 included a restructuring charge of $1 million related to salaried workforce reductions.
     L&W Supply’s gypsum wallboard price and volume trends in the fourth quarter of 2007 were similar to those for our North American Gypsum segment due to the weakened conditions in the United States residential construction market.
     During 2007, L&W Supply closed or consolidated 12 locations in response to weak market conditions, but it continues to serve its customers in these markets from other locations.
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
     L&W Supply operated 247 locations in the United States and Mexico as of December 31, 2007 compared with 220 locations in the United States as of December 31, 2006 and 192 locations in the United States as of December 31, 2005.
WORLDWIDE CEILINGS
Net sales in 2007 of $813 million increased 8% compared with 2006, while operating profit of $77 million, which included a restructuring charge of $2 million related to salaried workforce reductions, was unchanged. Net sales in 2006 of $756 million increased 7% and operating profit in 2006 of $77 million increased 24% compared with 2005.
USG Interiors, Inc.: Net sales in 2007 for our domestic ceilings business rose to $523 million, an increase of $16 million, or 3%, compared with 2006. Operating profit of $56 million increased 6% compared with 2006. These favorable results primarily reflected higher volume and selling prices for ceiling grid and higher selling prices, partially offset by lower volume, for ceiling tile. The improved profitability was tempered by higher manufacturing costs for both product lines.
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
USG International: Net sales in 2007 for USG International increased $38 million, or 16%, while operating profit of $12 million was down $1 million compared with 2006. The improvement in net sales primarily reflected increased demand for USG ceiling grid and joint treatment in Europe and the favorable effects of currency translation. Operating profit fell largely due to lower volume and selling prices in Latin America and higher selling and administrative expenses.
     Comparing 2006 with 2005, net sales were up 12%, and operating profit increased 44%. These increases primarily reflected increased demand for USG ceiling grid in Europe and increased exports to Latin America.
CGC Inc.: Net sales in 2007 increased $4 million, or 7%, compared with 2006 primarily due to improved pricing for ceiling grid, partially offset by lower selling prices for ceiling tile. However, operating profit of $9 million was down $2 million primarily due to higher grid manufacturing costs.
     Comparing 2006 with 2005, net sales increased $2 million and operating profit increased $1 million. These results primarily reflected the favorable effects of currency translation and improved pricing for ceiling tile.
Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2007, we had cash and cash equivalents of $297 million compared with $565 million as of December 31, 2006. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and asset dispositions. Transactions of these types may result in material cash expenditures or proceeds.
     We have a credit agreement with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of December 31, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit. See Note 10 to the Consolidated Financial Statements for information regarding the credit agreement.
     We expect to be able to fund future growth projects from cash on hand, future cash available from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility. Also, to fund future growth projects, we may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.
CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2007	2006	2005

Net cash provided by (used for):
Operating activities	$1,307	$(3,703)	$506
Investing activities	(730)	119	(372)
Financing activities	(853)	3,212	44
Effect of exchange rate changes on cash	8	1	2

Net (decrease) increase in cash and cash equivalents	$(268)	$(371)	$180

Operating Activities: The variation between 2007 and 2006 primarily reflects our first-quarter 2007 receipt of a federal tax refund of $1.057 billion, our payments in 2006 to fund our obligations under our plan of reorganization, which included a $3.95 billion payment to the asbestos personal injury trust established under the plan, $499 million for interest on pre-petition debt and $166 million for pre-petition trade claims and related interest. We also made other asbestos-related payments in 2007 and 2006. In 2007, we paid approximately $40 million for asbestos property damage settlements. In 2006, we paid approximately $99 million for asbestos property damage settlements and $19 million for the settlement of other asbestos-related claims.

Investing Activities: The variation between 2007 and 2006 primarily reflects increased spending in 2007 for acquisitions (up $151 million) and capital projects (up $67 million), while in 2006 we had a cash inflow of $565 million from net sales of marketable securities. This cash was used in 2006 to fund a portion of our obligations under the plan of reorganization. Also in 2006, restricted cash of $72 million was returned to us primarily due to the termination of a credit agreement with LaSalle Bank National Association.
Financing Activities: The variation between 2007 and 2006 primarily reflects the following transactions. In 2007, we repaid a $1.065 billion borrowing under our tax bridge facility and a $700 million borrowing under our term loan facility. These repayments were partially offset by the issuance of $499 million of 7.75% senior unsecured notes, net of discount, in the third quarter of 2007 and the net proceeds of $422 million from a public equity offering that we completed in the first quarter of 2007. In 2006, we borrowed $1.065 billion under the tax bridge facility and $700 million under the term loan facility and issued $500 million of 6.3% senior unsecured notes. We received net proceeds of approximately $1.7 billion in connection with our rights offering discussed in Note 18 to the Consolidated Financial Statements. These cash inflows were used in 2006 to fund a portion of our obligations under the plan of reorganization and were partially offset by the payment of $766 million related to pre-petition debt principal.
CAPITAL EXPENDITURES
Capital spending amounted to $460 million in 2007 compared with $393 million in 2006. As of December 31, 2007, capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $302 million, compared with $494 million as of December 31, 2006. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of December 31, 2007 include the following with the estimated total costs indicated:
•	approximately $129 million to acquire a paper mill in Otsego, Mich., in 2006 and to convert it to manufacture high-quality, low-cost paper for U.S. Gypsum’s wallboard plants. The plant is expected to begin production in the first half of 2008;

•	approximately $225 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States. Construction of this plant began in late 2006 and is expected to be completed in the second half of 2008;

•	approximately $75 million for a new 40,000-ton self-unloading ship expected to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in the second half of 2008; and

•	approximately $220 million for a new, low-cost gypsum wallboard plant in Stockton, Calif., that will serve Northern California. Construction of this plant is scheduled to begin in the second half of 2009 and to be completed in 2011.
WORKING CAPITAL
As of December 31, 2007, working capital (current assets less current liabilities) amounted to $684 million, and the ratio of current assets to current liabilities was 2.21-to-1. As of December 31, 2006, working capital amounted to $943 million, and the ratio of current assets to current liabilities was 1.53-to-1. The decrease in working capital largely reflected a lower level of cash in 2007, primarily as a result of lower earnings, increased capital expenditures and the repayment of a portion of our bank debt.
     Receivables decreased to $430 million as of December 31, 2007 from $448 million as of December 31, 2006. During the same period, inventories increased to $377 million from $348 million, and accounts payable increased to $328 million from $303 million. The increases in inventories and payables were attributable in part to the acquisitions of CALPLY and Grupo Supremo, a Mexican plaster company, in 2007. The lower level of receivables primarily reflected a 10% decrease in net sales for the month of December 2007 compared with December 2006. Accrued expenses decreased to $234 million as of December 31, 2007 from $358 million as of December 31, 2006 largely due to payments made in 2007 for asbestos property damage settlements and a lower level of accrued employee incentive compensation in 2007.
DEBT
Total debt amounted to $1.238 billion as of December 31, 2007 compared with $2.504 billion as of December 31, 2006. During 2007:
•	we repaid the $1.065 billion borrowing under our bank credit agreement’s tax bridge facility using a $1.057 billion federal tax refund and cash on hand. We received the tax refund as a result of tax deductions generated by our payments in 2006 to the asbestos personal injury trust;

•	we repaid $700 million of outstanding borrowings under our bank credit agreement’s term loan facility; and

•	we sold $500 million of 7.75% senior unsecured notes due January 2018 in an underwritten public offering. We recorded the notes on the consolidated balance sheet at $499 million, which is net of debt discount of $1 million.
     See Note 10 to the Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
Our consolidated balance sheet as of December 31, 2007 includes a gross deferred tax asset of $455 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss and tax credit carryforwards arising in 2007 and prior years, primarily as a result of the amounts paid to the asbestos trust in 2006. We have concluded, based on the weight of available evidence, that all but $63 million of these tax benefits are more likely than not to be realized in the future.
     In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all but $1 million of the $226 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards.
     In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, in these states our net operating loss carryforwards are significantly higher than our federal net operating loss carryforward. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $62 million of the $216 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.
     We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that, based on taxable income projected to be realized in those jurisdictions in future years, we expect to utilize in full.
     During 2007, we decreased our valuation allowance for deferred tax assets by a net total of $10 million due to a change in our judgment about the realizability of the deferred tax assets relating to net operating loss and investment credit carryforwards in our Worldwide Ceilings and Canadian businesses.

Contractual Obligations and Other Commitments
CONTRACTUAL OBLIGATIONS
As of December 31, 2007, our contractual obligations and commitments were as follows:

	Payments Due by Period

			2009-	2011-	There-
(millions)	Total	2008	2010	2012	after

Debt obligations (a)	$1,239	$—	$—	$—	$1,239
Other long-term liabilities (b)	563	5	9	13	536
Interest payments (c)	1,017	76	168	168	605
Purchase obligations (d)	482	125	110	75	172
Commitments for capital expenditures (e)	302	104	198	—	—
Operating leases	496	103	156	85	152
Unrecognized tax benefits (f)	56	4	10	38	4

Total	$4,155	$417	$651	$379	$2,708

(a)	Excludes debt discount of $1 million.

(b)	Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2007.

(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(e)	Reflects estimates of future spending on capital projects that were committed to prior to December 31, 2007 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.
     Our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. In accordance with our funding policy, we currently plan to voluntarily contribute approximately $52 million of cash to our pension plans in 2008.
     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2007 was $17 million. See Note 12 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.
OFF-BALANCE-SHEET ARRANGEMENTS
With the exception of letters of credit, it is not our business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities.
GUARANTEES
USG is party to a variety of agreements under which it may be obligated to indemnify a third party with respect to certain matters. We do not consider the maximum potential amount of future payments that we could be required to make under these agreements to be material.
Legal Contingencies
USG and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of so-called Superfund sites in the United States. See Note 21 to the Consolidated Financial Statements for additional information on environmental litigation and for information concerning asbestos and related litigation. We do not expect the environmental, asbestos-related or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.
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
IMPAIRMENT OF GOODWILL, OTHER INTANGIBLE ASSETS AND PROPERTY PLANT AND EQUIPMENT
Goodwill and Other Intangible Assets: In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we complete the impairment testing of goodwill each year, or more frequently if events or circumstances indicate it might be impaired. When the carrying amount of goodwill exceeds its fair value, a goodwill impairment loss is recognized. Determining fair value requires us to make significant estimates and assumptions. Our judgments are based upon historical experience, current market trends, and other information.
     Other intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. An income approach is used for valuing trade names. A market approach is used for valuing other intangible assets. Assumptions used in the income approach include projected revenues estimated by management and an appropriate discount rate.
     Other intangible assets with definite lives, primarily comprised of customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over their estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value.
     While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, different estimates and assumptions could result in different outcomes.
Property, Plant and Equipment: We assess our property plant and equipment for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic conditions, competition, changes in our business plans or management’s intentions regarding future utilization of the assets, or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk free rate of interest are used to estimate fair value or a market appraisal.
     Determination as to whether and how much an asset is impaired involves significant management judgment on highly uncertain matters including estimating the future success of product lines, future sales volumes, growth rates for selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that are consistent with our business plans and long-term investment decisions. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash of other assets.
SHARE-BASED COMPENSATION
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award, which is recognized as expense over the vesting period. We use the Black-Scholes option valuation model to determine the fair value of USG stock options and stock appreciation rights and a Monte Carlo simulation to determine the fair value of performance shares. Determining the fair value of share-based awards at the grant date requires several assumptions, and a change in these assumptions could impact our share-based compensation expense and our results of operations. These assumptions include the expected volatility of our common stock, the risk-free interest rate, the expected dividend yield on our common stock, the expected option and performance share grant terms and the amount of share-based awards that are expected to be forfeited. If we use different assumptions to value share-based awards granted in future periods, share-based compensation expense and our results of operations could be impacted in future periods. See Note 13 to the Consolidated Financial Statements for additional information.

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
     We determined the assumed discount rate based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each underlying bond issue is required to have a credit rating of Aa or better by Moody’s Investor Service, Inc. or a credit rating of AA or better by Standard & Poor’s Ratings Services. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, we use a “building block” approach, which incorporates historical experience, our pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half-percentage-point change in the assumed discount rate and return-on-plan-asset rate would have the following effects (dollars in millions):

		Increase (Decrease) in
			2007
		2008	Projected
	Percentage	Net Annual	Benefit
Assumptions	Change	Benefit Cost	Obligation

Pension Benefits:
Discount rate	0.5% increase	$(5)	$(85)
Discount rate	0.5% decrease	9	93
Asset return	0.5% increase	(6)	—
Asset return	0.5% decrease	6	—

Postretirement Benefits:
Discount rate	0.5% increase	$(3)	$(29)
Discount rate	0.5% decrease	4	33

     Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health-care-cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends.
     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2007. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
     See Note 12 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and assumptions including the health-care-cost trend rate.
SELF-INSURANCE RESERVES
We purchase insurance from third parties for workers’ compensation, automobile, product and general liability claims that exceed certain levels. However, we are responsible for the payment of claims up to those levels. In estimating the obligation associated with incurred and incurred-but-not-reported losses, we use our historical data to project the future development of losses and take into account the impact of claims that were stayed during our five-year Chapter 11 proceedings. These claims will impact the analysis until all pre-petition claims are closed. We monitor and review all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.
INCOME TAXES
We reduce the recorded amount of our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate all available evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about our current financial position and our results of operations for the current and preceding years is taken into account, supplemented by all currently available information about future years. As of December 31,2007, we have recorded valuation allowances totaling $63 million with respect to various U.S. federal and state net operating loss and tax credit carryforwards, the substantial majority of which arose from the funding of the asbestos trust in 2006. Under “Realization of Deferred Tax Asset” above, we describe the amount and nature of these carryforwards and our conclusions regarding the need for valuation allowances on the related deferred tax assets. Our conclusions are based in large part on our best available projections of future taxable income. If the estimates and assumptions on which these projections are based change in the future or actual results differ from our projections, we may be required to adjust our valuation allowances. This could result in a charge to, or an increase in, income in the period such determination is made.
     In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits, and these accruals may change in the future due to new developments in each matter. In each of the prior two years, we have experienced adjustments to our accruals for the settlement of tax audits as described in Note 15 to the Consolidated Financial Statements. Such adjustments could result in a charge to, or an increase in, income in the period such determination is made.
     On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” Under this interpretation, we recognize the tax benefits of an uncertain tax position only if those benefits have a greater than 50% likelihood of being sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more-likely-than-not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement will have an immaterial impact on our financial statements, and we will comply with the disclosure provisions of this statement when applicable.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon adoption, this statement will have no impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet will be eliminated and the current practice of reporting minority interest expense also will change. The new standard also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently reviewing this pronouncement to determine the impact, if any, that it may have on our financial statements.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and accordingly may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage financing, mortgage and other interest rates, housing affordability and supply, currency exchange rates and consumer confidence;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	increases in raw material, energy, transportation and employee benefit costs;

•	the timing of commencement of operation of new and upgraded manufacturing facilities;

•	the loss of one or more major customers;

•	capacity utilization rates;

•	capital markets conditions and the availability of borrowings under our credit agreement;

•	the results of a review by the Congressional Joint Committee on Taxation relating to the tax refund we received related to the payments we made to the asbestos trust;

•	our success in integrating acquired businesses;

•	changes in laws or regulations, including environmental and safety regulations;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments from time to time to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. In addition, we use financial instruments, including fixed and variable rate debt, to finance our operations in the normal course of business.
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Generally, we have a majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts is $18 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $61 million, and all contracts mature by December 29, 2009. As of December 31, 2007, the fair value of these hedges was a $0.5 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of December 31, 2007, the fair value of these hedges, which was a loss of $1 million, was recorded to accumulated other comprehensive income, or AOCI.
INTEREST RATE RISK
As of December 31, 2007, all of our outstanding debt was fixed-rate debt. Consequently, changes in floating interest rates will have no impact on our interest expense.
See Notes 1 and 11 to the Consolidated Financial Statements for additional information on our financial exposures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)	Years Ended December 31,

	2007	2006	2005

Net sales	$5,202	$5,810	$5,139
Cost of products sold	4,603	4,440	4,037

Gross profit	599	1,370	1,102
Selling and administrative expenses	408	419	352
Restructuring and impairment charges	26	—	—
Asbestos claims provision (reversal)	—	(44)	3,100
Chapter 11 reorganization expenses	—	10	4

Operating profit (loss)	165	985	(2,354)
Interest expense	105	555	5
Interest income	(22)	(43)	(10)
Other income, net	(4)	(3)	—

Earnings (loss) before income taxes and cumulative effect of accounting change	86	476	(2,349)
Income taxes (benefit)	10	188	(924)

Earnings (loss) before cumulative effect of accounting change	76	288	(1,425)
Cumulative effect of accounting change	—	—	(11)

Net earnings (loss)	$76	$288	$(1,436)

Basic Earnings (Loss) Per Common Share:
Before cumulative effect of accounting change	$0.78	$4.34	$(25.29)
Cumulative effect of accounting change	—	—	(0.20)

Basic earnings (loss) per common share	$0.78	$4.34	$(25.49)

Diluted Earnings (Loss) Per Common Share:
Before cumulative effect of accounting change	$0.78	$4.33	$(25.29)
Cumulative effect of accounting change	—	—	(0.20)

Diluted earnings (loss) per common share	$0.78	$4.33	$(25.49)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	As of December 31,

	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$297	$565
Restricted cash	—	6
Receivables (net of reserves: 2007 — $17; 2006 — $16)	430	448
Inventories	377	348
Income taxes receivable	37	1,102
Deferred income taxes	53	169
Other assets	57	69

Total current assets	1,251	2,707

Property, plant and equipment, net	2,596	2,210
Deferred income taxes	228	187
Goodwill	226	154
Other assets	320	107

Total assets	$4,621	$5,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$328	$303
Accrued expenses	234	358
Income taxes payable	5	38
Short-term debt	—	1,065

Total current liabilities	567	1,764

Long-term debt	1,238	1,439
Deferred income taxes	10	11
Other liabilities	613	617
Commitments and contingencies

Stockholders’ Equity:
Preferred stock (000) — $1 par value, $1.80 convertible preferred stock (initial series); authorized 36,000 shares; outstanding — none	—	—
Common stock (000) — $0.10 par value; authorized 200,000 shares; issued: 2007 — 103,972 shares; 2006 — 94,908 shares	10	9
Treasury stock at cost (000) —2007— 4,921 shares; 2006 — 5,043 shares	(204)	(208)
Capital received in excess of par value	2,607	2,176
Accumulated other comprehensive income (loss)	9	(136)
Retained earnings (deficit)	(229)	(307)

Total stockholders’ equity	2,193	1,534

Total liabilities and stockholders’ equity	$4,621	$5,365

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	Years Ended December 31,

	2007	2006	2005

Operating Activities
Net earnings (loss)	$76	$288	$(1,436)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
Asbestos claims provision (reversal)	—	(44)	3,100
Cumulative effect of accounting change	—	—	11
Depreciation, depletion and amortization	176	138	125
Share-based compensation expense	20	17	—
Deferred income taxes	4	1,198	(1,261)
Gain on asset dispositions	—	—	(5)
(Increase) Decrease in Working Capital (net of acquisitions):
Receivables	91	(12)	(31)
Income taxes receivable	1,063	(1,096)	19
Inventories	7	(18)	27
Payables	(60)	38	(30)
Accrued expenses	(59)	(24)	41
Increase in other assets	(29)	(33)	(43)
Increase in other liabilities	33	40	20
Reorganization distribution — other	(40)	(783)	—
Payment to Section 524(g) asbestos trust	—	(3,950)	—
Increase (decrease) in liabilities subject to compromise	—	521	(2)
Other, net	25	17	(29)

Net cash provided by (used for) operating activities	1,307	(3,703)	506

Investing Activities
Capital expenditures	(460)	(393)	(198)
Acquisitions of businesses, net of cash acquired	(279)	(128)	(29)
Return (deposit) of restricted cash	6	72	(35)
Net proceeds from asset dispositions	3	3	5
Purchases of marketable securities	—	(112)	(648)
Sales or maturities of marketable securities	—	677	533

Net cash (used for) provided by investing activities	(730)	119	(372)

Financing Activities
Repayment of debt	(1,765)	—	(1)
Issuance of debt, net of discount	499	2,265	—
Proceeds from equity offering, net of fees	422	—	—
Payment of debt issuance fees	(4)	(26)	—
Excess tax benefits from share-based compensation	(5)	5	—
Proceeds from the exercise of stock options	—	14	45
Proceeds from rights offering, net of fees	—	1,720	—
Reorganization distribution — debt principal	—	(766)	—

Net cash (used for) provided by financing activities	(853)	3,212	44

Effect of exchange rate changes on cash	8	1	2
Net (decrease) increase in cash and cash equivalents	(268)	(371)	180
Cash and cash equivalents at beginning of period	565	936	756

Cash and cash equivalents at end of period	$297	$565	$936

Supplemental Cash Flow Disclosures:
Interest paid	$90	$548	$2
Income taxes (refunded) paid, net	(1,046)	108	341
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common				Capital		Accumulated
	Shares	Treasury			Received in	Retained	Other
	Issued	Shares	Common	Treasury	Excess of	Earnings	Comprehensive
(millions, except share data)	(000)	(000)	Stock	Stock	Par Value	(Deficit)	Income (Loss)	Total

Balance at January 1, 2005	49,985	(6,676)	$5	$(256)	$417	$841	$17	$1,024

Net loss						(1,436)		(1,436)
Foreign currency translation							6	6
Change in fair value of derivatives, net of tax of $34							54	54
Minimum pension liability, net of tax benefit of $3							(5)	(5)

Total comprehensive loss								(1,381)
Stock issuances		1,330		37	8			45
Other		(2)			10			10

Balance at December 31, 2005	49,985	(5,348)	5	(219)	435	(595)	72	(302)

Net earnings						288		288
Foreign currency translation							3	3
Change in fair value of derivatives, net of tax benefit of $56							(86)	(86)
Gain on marketable securities, net of tax of $1							1	1
Minimum pension liability, net of tax benefit of $10							(5)	(5)

Total comprehensive income								201
Adjustment to initially apply SFAS No. 158, net of tax benefit of $97							(121)	(121)
Proceeds from exercise of stock options		309		11	3			14
Rights offering	44,923		4		1,716			1,720
Share-based compensation					17			17
Other		(4)			5			5

Balance at December 31, 2006	94,908	(5,043)	9	(208)	2,176	(307)	(136)	1,534

Net earnings						76		76
Foreign currency translation, net of tax of $1							53	53
Change in fair value of derivatives, net of tax of $15 million							21	21
Change in pension and postretirement benefit plans, net of tax of $48 million							72	72
Unrealized loss on marketable securities, net of tax benefit of $0.1 million							(1)	(1)

Total comprehensive income								221
Adoption of new accounting pronouncements, net of tax of $2						2		2
Equity offering	9,064		1		421			422
Share-based compensation					20			20
Stock issuances		122		4	(4)			—
Other					(6)			(6)

Balance at December 31, 2007	103,972	(4,921)	$10	$(204)	$2,607	$(229)	$9	$2,193

The notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the following Notes to Consolidated Financial Statements, “USG,” “we,” “our” and “us” refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
1. Significant Accounting Policies
NATURE OF OPERATIONS
USG, through its subsidiaries, is a leading manufacturer and distributor of building materials, producing a wide range of products for use in new residential, new nonresidential, and repair and remodel construction as well as products used in certain industrial processes. Our operations are organized into three reportable segments: North American Gypsum, which manufactures SHEETROCK® brand gypsum wallboard and related products in the United States, Canada and Mexico; Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States; and Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. Our products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors, and contractors.
CONSOLIDATION
Our consolidated financial statements include the accounts of USG Corporation and its majority-owned subsidiaries. Entities in which we have more than a 20% but not more than 50% ownership interest are accounted for on the equity basis of accounting and are not material to consolidated operations. All intercompany balances and transactions are eliminated in consolidation.
USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.
REVENUE RECOGNITION
With the exception of our Building Products Distribution segment, we recognize revenue upon the shipment of products to customers, which is when title and risk of loss are transferred to customers. For Building Products Distribution, revenue is recognized and title and risk of loss are transferred when customers receive products, either through delivery by company trucks or customer pickup. We record provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded. We record estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives. With the exception of Building Products Distribution, our products are generally shipped free on board, commonly called FOB, shipping point.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of products sold.
ADVERTISING
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $20 million in 2007, $20 million in 2006 and $16 million in 2005.
RESEARCH AND DEVELOPMENT
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $23 million in 2007, $20 million in 2006 and $17 million in 2005.
INCOME TAXES
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax provisions include estimates of amounts that are currently payable, plus changes in deferred tax assets and liabilities.
EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares and the potential exercise of outstanding stock options. Average common shares and average diluted common shares outstanding are calculated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share,” and reflect the effect of the rights offering described in Note 18.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase.
INVENTORY VALUATION
All of our inventories are stated at the lower of cost or market. Most of our inventories in the United States are valued under the last-in, first-out (LIFO) cost method. The remaining inventories are valued under the first-in, first-out (FIFO) or average production cost methods. Inventories include material, labor and applicable factory overhead costs. Depreciation associated with manufacturing assets is excluded from inventory cost but is included in cost of products sold.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We determine estimated useful lives to be 50 years for buildings and improvements, a range of 10 years to 25 years for machinery and equipment, and five years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Facility start-up costs that cannot be capitalized are expensed as incurred and are recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable.
LONG-LIVED ASSETS
Long-lived assets include property, plant and equipment, goodwill (the excess of cost over the fair value of net assets acquired) and other intangible assets. We review goodwill and other intangible assets annually for impairment or when indicators of a potential impairment are present. We review our other long-lived assets for impairment when indicators of a potential impairment are present by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If we determine an impairment exists, the asset is written down to estimated fair value.
SHARE-BASED COMPENSATION
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. See Note 13 for information regarding the impact of our adopting this standard. Prior to January 1, 2006, we accounted for share-based compensation under the intrinsic value method, which measures compensation cost as the quoted market price of the stock at the date of grant less the amount, if any, that the employee is required to pay. In 2005, if we had elected to recognize compensation cost for share-based compensation grants consistent with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per common share would not have changed from the reported amounts.
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
Foreign Exchange Derivative Instruments: We have operations in a number of countries and use forward contracts and cross-currency swaps from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. These contracts are generally designated as either cash flow hedges or hedges of net investment or are not designated as hedges.
FOREIGN CURRENCY TRANSLATION
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We translate income and expense items at the average exchange rates during the respective periods. The total transaction (gain) loss was less than $1 million in 2007, $(2) million in 2006 and $3 million in 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement will have an immaterial impact on our financial statements, and we will comply with the disclosure provisions of this statement when applicable.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon adoption, this statement will have no impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet will be eliminated and the current practice of reporting minority interest expense also will change. The new standard also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently reviewing this pronouncement to determine the impact, if any, that it may have on our financial statements.
2. Acquisitions
We record acquisitions using the purchase method of accounting and include the results of operations of the businesses acquired in our consolidated results as of the date of acquisition. We allocate the purchase price of acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions. Pro forma combined results of operations for the 2007 and 2006 periods would not be materially different as a result of the acquisitions described below and, therefore, are not presented.
2007 ACQUISITIONS
California Wholesale Material Supply, Inc.: On March 30, 2007, L&W Supply Corporation, or L&W Supply, which, with its subsidiaries, makes up our Building Products Distribution segment, purchased the outstanding stock of California Wholesale Material Supply, Inc. and related entities, referred to collectively as CALPLY, for approximately $268 million. This amount includes debt repaid at closing and acquisition-related expenses and is net of CALPLY’s cash at closing. CALPLY sells building products and provides services to acoustical contractors, drywall contractors, plaster contractors, roofing companies, manufactured housing companies, countertop fabricators, government institutions and exporters from its 29 locations in seven Western states and Mexico. This acquisition was part of L&W Supply’s strategy to profitably grow its specialty dealer business.
     We have preliminarily allocated the purchase price of CALPLY to its tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date using information available at that time. As a result, we may continue to adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. The excess of the purchase price over the aggregate estimated fair values was recorded as goodwill, which is amortizable for tax purposes. The allocation of the purchase price for CALPLY is summarized below and reflects estimated fair values that are preliminary and subject to adjustment:

(millions)

Cash	$4
Accounts receivable	73
Inventories	37
Property, plant and equipment	6
Goodwill	81
Other intangible assets	115
Other assets acquired	6

Total assets acquired	322
Total liabilities assumed	50

Total net assets acquired	$272

     The amount shown for other intangible assets consists principally of $58 million related to customer relationships, which is amortizable over 10 years, and $56 million related to trade names, which have an indefinite life.
Grupo Supremo: On March 28, 2007, USG Mexico, S.A. de C.V., or USG Mexico, an indirect, wholly owned subsidiary of USG Corporation, purchased the assets of Grupo Supremo, located in the central north region of Mexico, whose businesses include extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses. Of this amount, $6 million was allocated to intangible assets subject to amortization over periods of 10 to 20 years.
2006 ACQUISITIONS
During 2007, we finalized the allocation of the purchase price for certain acquisitions made in 2006,

resulting in a reclassification of $17 million from goodwill to other intangible assets. This amount consisted of $12 million related to customer relationships, which is amortizable over 10 years, and $5 million related to trade names, which have an indefinite life.
3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by segment during 2007 and 2006 were as follows:

	North	Building
	American	Products	Worldwide
(millions)	Gypsum	Distribution	Ceilings	Total

Balance as of January 1, 2006	$—	$64	$—	$64
Acquisitions	—	90	—	90

Balance as of December 31, 2006	—	154	—	154
Acquisitions	6	197	—	203
Purchase accounting adjustments	—	6	—	6
Transfer between segments	—	(12)	12	—
Transfer to other intangible assets	(5)	(132)	—	(137)

Balance as of December 31, 2007	$1	$213	$12	$226

     Goodwill increased $72 million in 2007 primarily as a result of the acquisitions of CALPLY by L&W Supply and the assets of Grupo Supremo by USG Mexico. See Note 2 for information related to these acquisitions.
     Other intangible assets, which are included in long-term other assets on the consolidated balance sheets, are summarized as follows:

	As of December 31, 2007			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount	Amortization	Net	Amount	Amortization	Net

Amortized Intangible Assets:
Customer relationships	$70	$6	$64	$—	$—	$—
Other	10	2	8	1	1	—

Total Amortized Intangible Assets	80	8	72	1	1	—

Unamortized Intangible Assets:
Trade names	66	—	66	8	—	8
Other	8	—	8	—	—	—

Total Unamortized Intangible Assets	74	—	74	8	—	8

Total Other Intangible Assets	$154	$8	$146	$9	$1	$8

     Intangible assets with definite lives are amortized and those with indefinite lives are not amortized. The weighted-average amortization periods are 10 years for customer relationships and 12 years for other intangible assets with definite lives. Total amortization expense for other intangible assets was $7 million in 2007. The amounts in 2006 and 2005 were immaterial. We use an income approach, which includes projected revenues estimated by management and an appropriate discount rate, for valuing trade names. We use a market approach for valuing other intangible assets. During the fourth quarter of 2007, we determined that certain trade names used in our Building Products Distribution segment were impaired. As a result, we recorded an impairment charge of $3 million to cost of products sold. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2008 through 2011 and $7 million for 2012.

4. Restructuring and Impairment Charges
In 2007, we recorded restructuring and impairment charges totaling $26 million pretax ($16 million after-tax) associated with salaried workforce reductions, shutdown costs for several manufacturing facilities and asset impairment charges as described below. We implemented these actions principally in response to current market conditions. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million related to Worldwide Ceilings, $1 million related to Building Products Distribution, and $5 million related to Corporate.
     The total charge for salaried workforce reductions was $18 million. The number of employees terminated and open positions eliminated was approximately 500. Most of the payments associated with the reductions were made in 2007. Remaining payments are expected to be made in the first half of 2008.
     The total charge for facility shutdowns was $2 million. This charge related to the closure of our framing products plant in Tuscaloosa, Ala., and the temporary shutdowns of the gypsum wallboard line at our New Orleans, La., plant and the paper mill at our Jacksonville, Fla., plant. The shutdown costs primarily reflected severance for approximately 130 employees at the three plants and lease-termination costs for the Tuscaloosa plant.
     The total charge for asset impairments was $6 million. This charge reflected the writedown of the value of machinery and equipment at the Tuscaloosa plant and for our Boston, Mass., gypsum wallboard line, which we will close in March 2008.
     A restructuring reserve of $7 million is included in accrued expenses on the consolidated balance sheet as of December 31, 2007. This reserve is summarized as follows:

		Writedown of
		Assets to Net
		Realizable	Cash
(millions)	Provision	Value	Payments	Total

Salaried workforce reductions	$18	$—	$(12)	$6
Facility shutdowns	2	—	(1)	1
Asset impairments	6	(6)	—	—

Balance as of December 31, 2007	$26	$(6)	$(13)	$7

5. Earnings Per Share
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

			Weighted
	Net		Average
(millions, except	Earnings	Shares	Per-Share
share data)	(Loss)	(000)	Amount

2007:
Basic earnings	$76	97,088	$0.78
Dilutive effect of stock options		215

Diluted earnings	$76	97,303	$0.78

2006:
Basic earnings	$288	66,476	$4.34
Dilutive effect of stock options		87

Diluted earnings	$288	66,563	$4.33

2005:
Basic loss	$(1,436)	56,342	$(25.49)

Diluted loss	$(1,436)	56,342	$(25.49)

     Stock options, RSUs and performance shares with respect to 1.6 million common shares were not included in the computation of diluted earnings per share for 2007 because they were anti-dilutive. Options and RSUs with respect to 1.5 million common shares were not included in the computation of diluted earnings per share for 2006 because they were anti-dilutive. The diluted loss per share in 2005 was computed using the weighted average number of common shares outstanding during the year.
6. Inventories
Inventories as of December 31 consisted of the following:

(millions)	2007	2006

Finished goods and work in progress	$290	$254
Raw materials	87	94

Total	$377	$348

     The LIFO value of our inventories in the United States was $296 million as of December 31, 2007 and $256 million as of December 31, 2006. Inventories would have been higher by $54 million as of December 31, 2007 and $52 million as of December 31, 2006 if they were valued under the FIFO and average production cost methods. The LIFO value of our inventories in the United States exceeded that computed for United States federal income tax purposes by $14 million as of December 31, 2007 and $15 million as of December 31, 2006. All of our inventories outside the United States are valued under FIFO or average production cost methods.
7. Property, Plant and Equipment
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2007	2006

Land and mineral deposits	$146	$142
Buildings and improvements	1,078	905
Machinery and equipment	2,621	2,271

	3,845	3,318
Reserves for depreciation and depletion	(1,249)	(1,108)

Total	$2,596	$2,210

     Capitalized interest was $15 million in 2007 and $1 million in 2006.
8. Asset Retirement Obligations
Changes in our liability for asset retirement obligations during 2007 and 2006 consisted of the following:

(millions)	2007	2006

Balance as of January 1	$78	$71
Accretion expense	5	4
Liabilities incurred	1	4
Liabilities settled	(1)	(1)
Foreign currency translation	2	—

Balance as of December 31	$85	$78

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
     We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirements,” effective December 31, 2005. This interpretation clarifies that uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when there is sufficient information to make a reasonable estimate of the fair value of the obligation. In connection with the adoption of this interpretation, a noncash, after-tax charge of $11 million ($18 million pretax) was reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle as of December 31, 2005. Asset retirement obligations are included in other liabilities on the consolidated balance sheets.
9. Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

(millions)	2007	2006

Employee compensation	$51	$112
Self-insurance reserves	56	62
Other	127	184

Total	$234	$358

10. Debt
Total debt as of December 31 consisted of the following:

(millions)	2007	2006

7.75% senior notes	$499	$—
6.3% senior notes	500	500
Industrial revenue bonds	239	239
Term loan	—	700
Tax bridge term loan	—	1,065

Total	$1,238	$2,504

SENIOR NOTES
In the third quarter of 2007, we sold $500 million of 7.75% senior unsecured notes maturing in January 2018 in an underwritten public offering. We recorded the notes on the consolidated balance sheet at $499 million, which is net of debt discount of $1 million. In addition, we recorded $4 million of deferred financing fees related to the issuance of the notes. The interest rate payable on the notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. We used the net proceeds from the sale of the notes, together with cash on hand, to repay the $500 million balance outstanding under our term loan facility described below plus accrued interest on that balance.
     In the second quarter of 2007, we completed the exchange of registered 6.3% senior unsecured notes maturing in November 2016 for the $500 million of privately placed 6.3% senior unsecured notes, also due in 2016, that we issued in November 2006.
     The 7.75% senior notes and the 6.3% senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indenture governing the notes contains events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. The notes also contain a provision requiring us to offer to purchase the notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a rating on the notes at below investment grade by both Moody’s Investor Services Inc. and Standard & Poor’s Ratings Services.
INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 23 years.
CREDIT FACILITY
In 2006, we entered into a credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement was amended and restated in July 2007 and amended again in February 2008. The credit agreement currently consists only of a $650 million unsecured revolving credit facility with a $250 million sublimit for letters of credit. This facility is available to fund working capital needs and for other general corporate purposes. As of December 31, 2007, we had not drawn upon the revolving credit facility except for approximately $78 million of outstanding letters of credit.
     Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the credit facility’s credit rating. Based on the current rating, the margin for LIBOR borrowings is 0.875%. We are also required to pay facility fees on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit facility’s credit rating. We have the ability to repay amounts outstanding under the credit facility at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
     The credit agreement, as amended in February 2008, requires that we meet and maintain certain financial ratios and tests and comply with certain restrictions and conditions, including:
•	through 2010, we are required to maintain aggregate liquidity of at least $300 million, including at least $100 million of cash, cash equivalents and marketable securities;
•	through 2010, we will be prohibited from paying a dividend on, or repurchasing, our stock if our earnings before interest, taxes, depreciation, amortization and other non-cash adjustments, or EBITDA, are below $75 million;
•	through 2010, we will be required to maintain specified minimum levels of EBITDA;
•	our ratio of debt to total capitalization will be limited to 45% in 2008, 47.5% in 2009 and 50% in 2010;
•	beginning in 2010, we will be required to have a minimum interest coverage ratio (as defined in the credit agreement) starting at not less than 1.00-to-1.00 and increasing to not less than 2.00-to-1.00 in 2011; and
•	beginning in 2011, we will be required to have a maximum leverage ratio (as defined in the credit agreement) of no more than 4.25-to-1.00.
     Also, our material U.S. subsidiaries will be required to guarantee our obligations under the credit facility if our senior unsecured notes are rated below a specified level. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. We were in compliance with all financial ratios, tests and covenants as in effect as of December 31, 2007.
     The credit agreement originally included a $1 billion term loan facility and a $1.15 billion tax bridge term loan facility, both of which have been terminated. The term loan facility was available to us in a single drawing of up to $1 billion, and the tax bridge facility was available to us in a single drawing of up to $1.15 billion, in each case to be made on or before January 31, 2007. In December 2006, we borrowed $700 million under the term loan facility and $1.065 billion under the tax bridge facility. These borrowings, along with the net proceeds from the issuance of our 6.3% senior notes described above and cash on hand, were used to fund a $3.05 billion payment in December 2006 to the asbestos trust created in connection with our plan of reorganization (see Notes 19 and 21).
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
     As a result of repayment of the $500 million outstanding balance of the term loan in the third quarter of 2007, we recorded a charge to interest expense of $4 million pretax ($3 million after-tax) to write off deferred financing fees associated with this borrowing.
OTHER INFORMATION
The fair market value of our debt was $1.183 billion as of December 31, 2007 and $2.529 billion as of December 31, 2006. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities.
     All debt outstanding as of December 31, 2007 has maturity dates beyond 2012.
11. Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2007, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $152 million. As of December 31, 2007, the fair value of these swap contracts, which remained in AOCI, was a $4 million unrealized loss.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $61 million, and all contracts mature by December 29, 2009. As of December 31, 2007, the fair value of these hedges was a $0.5 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of December 31, 2007, the fair value of these hedges, which remained in AOCI, was a $1 million unrealized loss.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We may receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral under certain conditions. Currently, we have no collateral requirement. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

12. Employee Retirement Plans
We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. Benefits payable under the plans are based on employees’ years of service and compensation during specified years of employment.
     We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002 generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees.
     The components of net pension and postretirement benefits costs are summarized in the following table:

(millions)	2007	2006	2005

Pension Benefits:
Service cost of benefits earned	$40	$39	$34
Interest cost on projected benefit obligation	67	62	56
Expected return on plan assets	(73)	(63)	(56)
Net amortization	12	18	20

Net pension cost	$46	$56	$54

Postretirement Benefits:
Service cost of benefits earned	$15	$15	$13
Interest cost on projected benefit obligation	24	21	19
Net amortization	(3)	(2)	(4)

Net postretirement cost	$36	$34	$28

     We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $886 million as of December 31, 2007 and $901 million as of December 31, 2006. The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation as of January 1	$1,142	$1,077	$416	$354
Service cost	40	39	15	15
Interest cost	67	62	24	21
Participant contributions	14	14	5	4
Benefits paid	(83)	(63)	(17)	(16)
Medicare Part D subsidy receipts	—	—	3	—
Plan amendment	(1)	(1)	—	(1)
Actuarial (gain) loss	(83)	12	(40)	39
Foreign currency translation	29	2	5	—

Benefit obligation as of December 31	$1,125	$1,142	$411	$416

Change in Plan Assets:
Fair value as of January 1	$1,057	$906	$—	$—
Actual return on plan assets	68	117	—	—
Employer contributions	67	81	12	12
Participant contributions	14	14	5	4
Benefits paid	(83)	(63)	(17)	(16)
Foreign currency translation	29	2	—	—

Fair value as of December 31	$1,152	$1,057	—	—

Funded status	$27	$(85)	$(411)	$(416)

Components on the Consolidated Balance Sheets:
Noncurrent assets	$64	$8	$—	$—
Current liabilities	(1)	(1)	(13)	(13)
Noncurrent liabilities	(36)	(92)	(398)	(403)

Net asset (liability) as of December 31	$27	$(85)	$(411)	$(416)

Pretax Components in AOCI:
Net actuarial loss	$94	$176	$65	$107
Prior service cost (credit)	13	16	(56)	(63)
Net transition obligation	1	1	—	—

Total as of December 31	$108	$193	$9	$44

     For the defined benefit pension plans, we estimate that during the 2008 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $1 million and prior service cost of $2 million. For the postretirement benefit plans, we estimate that during the 2008 fiscal year we will amortize from AOCI into net postretirement cost a net actuarial loss of $2 million and prior service cost of $(7) million.

ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.55%	5.9%	6.65%	5.95%
Compensation increase rate	4.0%	4.0%	—	—

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	5.9%	5.75%	5.95%	5.8%
Expected return on plan assets	7.0%	7.0%	—	—
Compensation increase rate	4.0%	4.0%	—	—

     The assumed health-care-cost trend rate used to measure the postretirement plans’ obligations as of December 31 were as follows:

	2007	2006

Health-care-cost trend rate assumed for next year	8.65%	9.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2013	2013

     A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

	One-Percentage-	One-Percentage-
(millions)	Point Increase	Point Decrease

Effect on total service and interest cost	$8	$(6)
Effect on postretirement benefit obligation	69	(55)

     We established our assumption for the expected long-term rate of return on plan assets for our pension plans by using a “building block” approach. In this approach, we estimate ranges of long-term expected returns for the various asset classes in which the plans invest. Our estimated ranges are primarily based upon observations of historical asset returns and their historical volatility. In determining expected returns, we also consider consensus estimates of certain market and economic factors that influence returns such as inflation, gross domestic product growth and dividend yields. We then calculate an overall range of likely expected rates of return by applying the expected returns to the plans’ target asset allocation. We determine the most likely rate of return and adjust it for investment management fees.
PLAN ASSETS
Our pension plans’ asset allocations by asset categories as of December 31 were as follows:

Asset Categories:	2007	2006

Equity securities	68%	68%
Debt securities	20%	21%
Other	12%	11%

Total	100%	100%

     We established our investment policies and strategies for the pension plans’ assets with a goal of maintaining fully funded plans (on an ABO basis) and maximizing returns on the plans’ assets while prudently considering the plans’ tolerance for risk. Factors influencing the level of risk assumed include the demographics of the plans’ participants, the liquidity requirements of the plans and our financial condition. Based upon these factors, we determined that our plans can tolerate a moderate level of risk.
     To maximize long-term returns, we invest our plans’ assets primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities and debt securities are actively and passively managed. Other assets are managed by investment managers using strategies with returns normally expected to have a low correlation to the returns of equities. As of December 31, 2007, the plans’ target asset allocation percentages were 61% for equity securities, 22% for debt securities and 17% for other. The actual allocations for equity and debt securities slightly exceeded their targets at year end. As existing commitments to investments in the “other” category are fully funded, and additional investments are identified, actual asset allocations are expected to approximate targeted levels.
     We monitor investment risk on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan’s funded status.

CASH FLOWS
Our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. In accordance with our funding policy, we expect to voluntarily contribute approximately $52 million of cash to our pension plans in 2008. Total benefit payments we expect to pay to participants, which include payments funded from USG’s assets as well as payments from our pension plans and the Medicare subsidy we expect to receive, are as follows (in millions):

			Health-Care
Years ended	Pension	Postretirement	Subsidy
December 31	Benefits	Benefits	Receipts

2008	$55	$14	$(2)
2009	59	15	(2)
2010	62	17	(2)
2011	70	18	(2)
2012	80	20	(2)
2013 - 2017	490	133	(12)

ADOPTION OF SFAS NO. 158
We adopted SFAS No. 158 effective December 31, 2006. The incremental effect of applying it on individual line items on our consolidated balance sheet as of December 31, 2006 was as follows:

	Before		After
	Application		Application
	of SFAS		of SFAS
(millions)	No. 158	Adjustments	No. 158

Other assets	$213	$(106)	$107
Long-term deferred income tax asset	101	86	187
Total assets	5,385	(20)	5,365
Accrued expenses	344	14	358
Long-term deferred income tax liability	22	(11)	11
Other liabilities	518	99	617
Total liabilities	3,729	102	3,831
AOCI	(15)	(121)	(136)
Total stockholders’ equity	1,655	(121)	1,534

13. Share-Based Compensation
We grant share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors in March 2006 and by our stockholders at their annual meeting in May 2006. A total of 8.2 million shares of common stock were authorized for grants under the LTIP, of which 5.9 million shares were reserved for future grants as of December 31, 2007. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our officers and employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
     There were no stock options or other forms of share-based compensation granted during our five-year-long Chapter 11 proceedings which concluded in June 2006. We granted stock options to key employees under plans approved by our stockholders prior to those Chapter 11 proceedings. All of those stock options became exercisable two years after the grant date and generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement. All stock options issued before those Chapter 11 proceedings were fully vested prior to the adoption of SFAS No. 123(R). There are no common shares reserved for future grants under plans approved prior to the Chapter 11 proceedings. During the second quarter of 2006, we adjusted the number of shares underlying those then-outstanding stock options and the related exercise prices pursuant to the terms of the options to account for our rights offering (see Note 18). We made the adjustments in a manner designed to preserve the value of those stock options without triggering adverse tax consequences. In accordance with the provisions of SFAS No. 123(R), we accounted for the adjustments as a modification. The adjustments did not have a material impact on our financial position, cash flows or results of operations.
     Effective January 1, 2006, we adopted SFAS No. 123(R), under which a fair-value method is used to account for share-based compensation. Our expense for share-based arrangements was $20 million in 2007 and $17 million in 2006. The income tax benefit recognized for share-based arrangements in the consolidated statements of earnings was $7 million in 2007 and $6 million in 2006. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our consolidated statements of cash flows, we presented excess tax benefits associated with the exercise of stock options as operating cash flows prior to the adoption of SFAS No. 123(R) and as financing cash flows following adoption.
STOCK OPTIONS
We granted stock options under the LTIP in 2007 and 2006 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four or five equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
     We estimated the fair value of each stock option granted under the LTIP on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Assumptions:	2007	2006

Expected volatility	35.45%	42.60%
Risk-free rate	4.55%	4.87%
Expected term (in years)	6.25	6.50
Expected dividends	—	—

     A summary of stock options outstanding under the LTIP and our prior stock option plans as of December 31, 2007 and of stock option activity during the fiscal year then ended, adjusted for the rights offering where applicable, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000)	Price	Term (years)	(millions)

Outstanding at January 1, 2007	1,230	$43.62
Granted	552	49.61
Exercised	(24)	34.69
Canceled	(2)	25.90
Forfeited	(47)	42.37

Outstanding at December 31, 2007*	1,709	$45.73	7.98	$1

Exercisable at December 31, 2007	406	$39.81	5.06	$1

Vested or Expected to Vest at December 31, 2007	1,651	$45.68	7.95	$1

*	Includes 17,060 SARs that are payable in cash upon exercise and, therefore, are accounted for as a liability on the consolidated balance sheets.
     The weighted-average grant date fair value of stock options granted was $21.73 for options granted during the year ended December 31, 2007 and $23.36 for options granted during the year ended December 31, 2006.
     Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was less than $1 million in 2007, $15 million in 2006 and $26 million in 2005. Cash received from the exercise of stock options was less than $1 million in 2007 and $14 million in 2006. As a result of the net operating loss we reported for federal tax purposes for 2006 and expect to report for 2007, none of the tax benefit with respect to these exercises has been reflected in capital received in excess of par value as of December 31, 2007. Included in our net operating loss carryforwards is $14 million for which a tax benefit of $5 million will be recorded in capital received in excess of par value when the loss carryforward is utilized.
     As of December 31, 2007, there was $13 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 3.5 years. The total fair value of stock options vested during the year ended December 31, 2007 was $5 million. No stock options vested during 2006.
RESTRICTED STOCK UNITS
We granted RSUs under the LTIP during 2007 and 2006. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest 100% after either four or five years from the date of grant. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
     RSUs outstanding as of December 31, 2007 and RSU activity during 2007 were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2007	528	$46.17
Granted	143	49.61
Vested	(132)	46.19
Forfeited	(8)	46.17

Nonvested at December 31, 2007 *	531	$47.09

*	Includes 6,788 RSUs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheets. Cash paid in respect of RSUs that vested during 2007 was less than $1 million.
     As of December 31, 2007, there was $13 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.9 years. The total fair value of RSUs that vested during the year ended December 31, 2007 was $6 million. No RSUs vested during 2006.
PERFORMANCE SHARES
We granted performance shares under the LTIP during 2007. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that Index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
     We estimated the fair value of each performance share granted under the LTIP on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period.

Assumptions:	2007

Expected volatility	30.69%
Risk-free rate	4.55%
Expected term (in years)	2.78
Expected dividends	—

     Nonvested performance shares outstanding as of December 31, 2007 and performance share activity during 2007 were as follows:

	Weighted	Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2007	—	$—
Granted	87	45.17

Nonvested at December 31, 2007	87	$45.17

     As of December 31, 2007, there was $3 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP. We expect that cost to be recognized over a weighted average period of two years.
NON-EMPLOYEE DIRECTOR DEFERRED STOCK UNITS
Our non-employee directors may elect to take a portion of their compensation as deferred stock units which increase or decrease in value in direct relation to the market price of our common stock. Deferred stock units earned through December 31, 2007 will be paid in cash upon termination of board service. Deferred stock units earned thereafter will be paid in cash or shares of USG common stock, at the election of the director, upon termination of board service.
     As of December 31, 2007, there were approximately 21,085 deferred stock units held by non-employee directors. Amounts recorded to expenses in 2007 and 2006 related to these units were immaterial.
     Pursuant to our Stock Compensation Program for Non-Employee Directors, on July 1, 2007, our non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or shares of USG common stock with an equivalent value. Pursuant to this provision, a total of 9,752 shares of common stock were issued to eight non-employee directors based on the closing market price of a share of USG common stock on June 29, 2007.
14. Accumulated Other Comprehensive Income (Loss)
AOCI as of December 31 consisted of the following:

(millions)	2007	2006

Foreign currency translation, net of tax	$77	$24
Loss on derivatives, net of tax	(5)	(26)
Unrecognized loss on pension and postretirement benefit plans, net of tax	(62)	(134)
Unrealized loss on marketable securities, net of tax	(1)	—

Total	$9	$(136)

     Reclassifications of net after-tax gains or losses from AOCI to earnings during 2007 were as follows:

(millions)	2007

Loss on derivatives, net of tax of $17 million	$(26)
Loss on unrecognized pension and postretirement benefit costs, net of tax of $3 million	(5)

Total	$(31)

     We estimate that we will reclassify from AOCI to earnings a net $3 million after-tax loss on derivatives within the next 12 months.
15. Income Taxes
Earnings before income taxes and cumulative effect of accounting change consisted of the following:

(millions)	2007	2006	2005

U.S.	$9	$368	$(2,457)
Foreign	77	108	108

Total	$86	$476	$(2,349)

     Income taxes consisted of the following:

(millions)	2007	2006	2005

Current:
Federal	$8	$(1,049)	$189
Foreign	19	29	33
State	(5)	(16)	40

	22	(1,036)	262

Deferred:
Federal	1	1,091	(1,033)
Foreign	(11)	(3)	—
State	(2)	136	(153)

	(12)	1,224	(1,186)

Total	$10	$188	$(924)

     Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2007	2006	2005

Taxes on income at U.S. federal statutory rate	$30	$167	$(822)
Chapter 11 reorganization expenses	—	4	2
Foreign earnings subject to different tax rates	(8)	(8)	—
State income tax, net of federal benefit	(2)	20	(74)
Change in valuation allowance	(10)	7	—
Reduction of tax reserves	—	(3)	(34)
Change in unrecognized tax benefits	10	—	—
Tax law changes	(10)	—	—
Other, net	—	1	4

Provision for income taxes (benefit)	$10	$188	$(924)
Effective income tax rate	12.2%	39.5%	39.3%

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2007	2006

Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$455	$438
Pension and postretirement benefits	176	224
Reserves not deductible until paid:
Asbestos reserves	3	20
Other reserves	15	12
Self insurance	10	18
Capitalized interest	14	13
Derivative instruments	1	10
Share-based compensation	13	7
Other	—	15

Deferred tax assets before valuation allowance	687	757
Valuation allowance	(63)	(73)

Total deferred tax assets	$624	$684

Deferred Tax Liabilities:
Property, plant and equipment	284	280
State taxes	59	52
Inventories	6	7
Other	4	—

Total deferred tax liabilities	353	339

Net deferred tax assets	$271	$345

     We have established a valuation allowance for deferred tax assets relating to certain U.S. federal and state net operating loss, or NOL, and tax credit carryforwards because of uncertainty regarding their ultimate realization. Of the total valuation allowance as of December 31, 2007, $62 million relates to U.S. state net operating loss and tax credit carryforwards and $1 million relates to foreign tax credit carryforwards.
     We have NOL and tax credit carryforwards in varying amounts in the U.S. and numerous state and foreign jurisdictions. As a result of the federal income tax deduction for amounts paid to the asbestos trust in 2006, we incurred a federal and state NOL in 2006. While most of the federal NOL was carried back and offset against the federal taxable income we reported in the 10 preceding taxable years, $455 million of the NOL is being carried forward and can be offset against federal taxable income arising in subsequent years. In addition, the carryback of the 2006 federal NOL resulted in the carryforward of $81 million of federal tax credits, primarily alternative minimum tax and foreign tax credits, that can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years, the alternative minimum tax credits can be carried forward indefinitely and the foreign tax credits can be carried forward for 10 years from the date of origin. We also anticipate reporting a federal NOL for 2007 of approximately $25 million, which also can be carried forward for 20 years. At the state level, much of the 2006 and 2007 state NOLs, which average $76 million per state, are being carried forward since many states do not allow the carryback of an NOL in any material amount. The 2006 and 2007 state NOLs, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.
     During the fourth quarter of 2006, the Internal Revenue Service, or IRS, finalized its audit of our federal income tax returns for the years 2003 and 2004. As a result of the audit, our federal income tax liability for the years 2003 and 2004 was increased by $33 million in the aggregate, most of which resulted in an increase in the amount of our deferred tax assets as of December 31, 2006.
     During the third quarter of 2005, the IRS finalized its audit of our federal income tax returns for the years 2000 through 2002. As a result of the audit, our federal income tax liability for the years 2000 through 2002 was increased by $60 million in the aggregate, which was covered by liabilities previously recorded on our financial statements. In addition, due to the results of the audit, a portion of our recorded income tax contingency reserves became unnecessary. Consequently, our income tax provision was reduced, and consolidated net earnings increased, in 2005 by $25 million.
     In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2007

Balance as of January 1	$55
Tax positions related to the current period:
Gross increase	6
Gross decrease	—
Tax positions related to prior periods:
Gross increase	6
Gross decrease	(8)
Settlements	(1)
Lapse of statutes of limitations	(2)

Balance as of December 31	$56

     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of December 31, 2007, the total amount of interest and penalties recognized on our consolidated balance sheet was $8 million. The total amount of interest and penalties recognized in our consolidated statement of operations for 2007 is immaterial. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $46 million.
     Our federal income tax returns for 2004 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an examination of the federal income tax returns we filed for the years 2005 and 2006 and is expected to complete the examination by June 30, 2008. The IRS has not proposed any material adjustments for 2005 or 2006 as of December 31, 2007. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the IRS, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of zero to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
     We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $565 million as of December 31, 2007. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.
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
     Our income tax receivable of $1.102 billion as of December 31, 2006 relates primarily to refunds of federal and state income taxes paid in prior years resulting from the carryback of our 2006 net operating loss and the temporary overpayment of taxes in various jurisdictions. We received most of this amount in 2007, including U.S. federal income tax refunds totaling $1.071 billion, primarily consisting of the $1.057 billion federal tax refund we received as a result of tax deductions generated by payments we made to the asbestos trust in 2006.

16. Segments
REPORTABLE SEGMENTS

(millions)	2007	2006	2005

Net Sales:
North American Gypsum	$2,837	$3,621	$3,222
Building Products Distribution	2,291	2,477	2,048
Worldwide Ceilings	813	756	707
Eliminations	(739)	(1,044)	(838)

Total	$5,202	$5,810	$5,139

Operating Profit (Loss):
North American Gypsum	$77	$836	$(2,466)
Building Products Distribution	116	203	149
Worldwide Ceilings	77	77	62
Corporate	(110)	(117)	(90)
Eliminations	5	(4)	(5)
Chapter 11 reorganization expenses	—	(10)	(4)

Total	$165	$985	$(2,354)

Depreciation, Depletion and Amortization:
North American Gypsum	$124	$111	$100
Building Products Distribution	14	4	3
Worldwide Ceilings	17	18	19
Corporate	21	5	3

Total	$176	$138	$125

Capital Expenditures:
North American Gypsum	$425	$336	$174
Building Products Distribution	6	2	3
Worldwide Ceilings	15	18	19
Corporate	14	37	2

Total	$460	$393	$198

Assets:
North American Gypsum	$2,717	$2,348	$3,664
Building Products Distribution	789	590	487
Worldwide Ceilings	453	416	415
Corporate	734	2,124	1,748
Eliminations	(72)	(113)	(172)

Total	$4,621	$5,365	$6,142

GEOGRAPHIC INFORMATION

(millions)	2007	2006	2005

Net Sales:
United States	$4,568	$5,227	$4,626
Canada	426	442	420
Other Foreign	443	386	333
Geographic transfers	(235)	(245)	(240)

Total	$5,202	$5,810	$5,139

Long-Lived Assets:
United States	$2,402	$1,939	$1,812
Canada	217	169	187
Other Foreign	293	209	148

Total	$2,912	$2,317	$2,147

OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
     Consolidated operating profit in 2007 included restructuring and impairment charges of $26 million pretax. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million related to Worldwide Ceilings, $1 million related to Building Products Distribution, and $5 million related to Corporate. See Note 4 above for additional information regarding these charges.
     Operating profit of $836 million in 2006 for North American Gypsum included a reversal of our reserve for asbestos-related liabilities. This reversal increased operating profit for North American Gypsum by $44 million.
     An operating loss of $2.466 billion in 2005 for North American Gypsum resulted from a $3.1 billion charge for asbestos claims recorded in the fourth quarter of 2005.
     Transactions between reportable segments and geographic areas are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply.
     On a worldwide basis, The Home Depot, Inc. accounted for approximately 11% of our consolidated net sales in each of 2007, 2006 and 2005. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.
     Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

17. Stockholder Rights Plan
On December 21, 2006, our Board of Directors approved the adoption of a new stockholder rights plan to replace the reorganization rights plan that expired on December 31, 2006. Under the new plan, if any person or group acquires beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. Stockholders who owned 15% or more of our common stock as of December 21, 2006 will not trigger these rights so long as they do not become the beneficial owner of an additional 1% or more of our voting stock while the plan is in effect. The new plan also provides that, during a seven-year standstill period that expires in August 2013, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of a shareholder’s agreement we entered into with Berkshire Hathaway in connection with its backstop commitment referred to in Note 18 and that following that seven-year standstill period, the term “Acquiring Person” will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis. Among other things, the shareholder’s agreement limits during the standstill period Berkshire Hathaway’s acquisitions of beneficial ownership of our voting stock to 40% of our voting stock, except in limited circumstances, and the manner in which it may seek to effect an acquisition or other extraordinary transaction involving USG.
     The rights issued pursuant to the stockholder rights plan will expire on January 2, 2017. However, our Board of Directors has the power to accelerate or extend the expiration date of the rights. In addition, a Board committee composed solely of independent directors will review the rights plan at least once every three years to determine whether to modify the plan in light of all relevant factors.
18. Equity and Rights Offerings
PUBLIC EQUITY OFFERING
In March 2007, we completed a public offering of 9.06 million shares of our common stock at a price of $48.60 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $422 million. We used the net proceeds of the equity offering to pay for the CALPLY acquisition and for general corporate purposes.
RIGHTS OFFERING
In connection with the plan of reorganization described in Note 19, we issued to our stockholders as of June 30, 2006 one transferable right for each common share owned on that date, entitling the holder to purchase one share of common stock for $40.00 in cash. The rights expired on July 27, 2006. In connection with the rights offering, Berkshire Hathaway agreed through a backstop commitment to purchase from us, at $40.00 per share, all of the shares of common stock offered pursuant to the rights offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, we paid Berkshire Hathaway a fee of $67 million for its backstop commitment. On August 2, 2006, we issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the backstop agreement. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned as of June 30, 2006 and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the rights offering. A total of 44.92 million shares of our common stock were distributed in connection with the rights offering, including the 6.97 million shares issued to Berkshire Hathaway. We received net proceeds of approximately $1.7 billion in connection with the rights offering. We used the net proceeds from the rights offering, together with other available funds, to make payments required by our plan of reorganization and for general corporate purposes.

19. Resolution of Reorganization Proceedings
In the second quarter of 2006, USG Corporation and 10 of its United States subsidiaries, collectively referred to as the debtors, emerged from a five-year Chapter 11 proceeding as a result of a plan of reorganization that was confirmed by the United States Bankruptcy Court for the District of Delaware and the United States District Court for the District of Delaware.
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
     The debtors’ estimates of known or potential pre-petition claims and related post-petition amounts to be resolved in connection with the Chapter 11 proceedings were reflected in the consolidated financial statements as liabilities subject to compromise. As of June 30, 2006, these liabilities were reclassified on our condensed consolidated balance sheet.
     Interest expense for 2006 included charges totaling $528 million ($325 million after-tax) for post-petition interest and fees related to pre-petition obligations.
20. Commitments and Contingencies
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $123 million in 2007, $112 million in 2006 and $93 million in 2005. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2007 were $103 million in 2008, $87 million in 2009, $69 million in 2010, $50 million in 2011 and $35 million in 2012. The aggregate obligation after 2012 was $152 million.
     As of December 31, 2007, capital expenditure commitments were $302 million.
LEGAL CONTINGENCIES
See Note 21 for information on asbestos and environmental litigation.
21. Litigation
ASBESTOS LITIGATION
Asbestos Personal Injury Litigation: Our plan of reorganization confirmed in 2006 resolved the debtors’ liability for all present and future asbestos personal injury and related claims. Pursuant to the plan, we created and funded a trust under Section 524(g) of the United States Bankruptcy Code for the payment of all of the present and future asbestos personal injury liabilities of the debtors. In 2006, we made payments totaling $3.95 billion to the asbestos personal injury trust. We have no further payment obligations to the trust.
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
Asbestos Property Damage Litigation: Asbestos property damage claims against the debtors were not part of the asbestos trust or the channeling injunction. Our plan of reorganization provided that all settled or otherwise resolved asbestos property damage claims that were timely filed in our reorganization proceedings would be paid in full. During our reorganization proceedings, the court set a deadline for filing asbestos property damage claims against the debtors. In response to that deadline, approximately 1,400 asbestos property damage claims were timely filed. More than 950 of those claims were disallowed or withdrawn.
     In 2006 and 2007, we reached agreements to settle all of the open asbestos property damage claims filed in our reorganization proceedings. In 2006, we made total payments of approximately $99 million for certain of these settlements. Based on our evaluation of our asbestos property damage settlements, we reversed $44 million of our reserve for asbestos-related claims in 2006.
     In 2007, we made total payments of approximately $40 million for asbestos property damage settlements. The current estimate of the cost of the one remaining asbestos property damage settlement that has not yet been paid, and associated legal fees, is approximately $8 million and is included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2007.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of so-called “Superfund” sites in the United States. In most of these sites, our involvement is expected to be minimal. We believe that appropriate reserves have been established for our potential liability in connection with all Superfund sites, but we continue to review our accruals as additional information becomes available. Our reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. In addition, environmental costs connected with other site cleanups on property we own are covered by reserves we establish based on these same considerations.
     We do not expect the environmental, asbestos-related or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.

22. Quarterly Financial Data (unaudited)

	Quarter
(millions, except share data)	First		Second		Third		Fourth

2007:
Net sales	$1,259		$1,408		$1,335		$1,200
Gross profit	212		202		118		67
Operating profit (loss)	95		88		25		(43)
Net earnings (loss)	41		56		7		(28)
Earnings (Loss) Per Common Share:
Basic (a)	0.45		0.56		0.07		(0.28)
Diluted (a)	0.45		0.56		0.07		(0.28)

2006:
Net sales	$1,465		$1,573		$1,478		$1,294
Gross profit	357		400		346		267
Operating profit	256		318	(d)	258	(e)	153
Net earnings (loss)	(141	)(c)	176	(d)	153	(e)	100
Earnings (Loss) Per Common Share:
Basic (b)	(2.44	)(c)	3.03	(d)	1.71	(e)	1.11
Diluted (b)	(2.44	)(c)	3.03	(d)	1.71	(e)	1.11

(a)	Earnings per common share for the 2007 quarters reflect the issuance of 9.06 million shares of common stock in the first quarter of 2007 in connection with the public equity offering. The sum of the four quarters is not necessarily the same as the total for the year.

(b)	Earnings per common share for the third and fourth quarters of 2006 reflect the issuance of 44.92 million shares of common stock in the third quarter of 2006 in connection with the rights offering. Earnings per common share for the first and second quarters of 2006 were adjusted to reflect the effect of the rights offering. The sum of the four quarters is not necessarily the same as the total for the year.

(c)	First quarter 2006 net loss includes an after-tax charge of $300 million for post-petition interest and fees related to pre-petition obligations.

(d)	Second quarter 2006 operating profit and net earnings include income of $27 million pretax ($17 million after-tax) for the reversal of a reserve for asbestos-related claims. Net earnings also include an after-tax charge of $21 million for post-petition interest and fees related to pre-petition obligations.

(e)	Third quarter 2006 operating profit and net earnings include income of $17 million pretax ($10 million after-tax) for the reversal of a reserve for asbestos-related claims. Net earnings also include an after-tax charge of $5 million for post-petition interest and fees related to pre-petition obligations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the accompanying consolidated balance sheets of USG Corporation (a Delaware Corporation) and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the accompanying financial statement schedule, Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 8, effective December 31, 2005, the Corporation adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirements.” As discussed in Note 13, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note 12, effective December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 15, effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109.”
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2008

USG CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Beginning				Ending
(millions)	Balance	Additions (a)		Deductions (b)	Balance

Year ended December 31, 2007:
Doubtful accounts	$11	$7	(c)	$(6)	$12
Cash discounts	5	50		(50)	5

Year ended December 31, 2006:
Doubtful accounts	10	6	(c)	(5)	11
Cash discounts	4	57		(56)	5

Year ended December 31, 2005:
Doubtful accounts	11	3		(4)	10
Cash discounts	3	49		(48)	4

(a)	Reflects provisions charged to earnings

(b)	Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

(c)	Includes doubtful accounts from acquisitions of $3 million in 2007 and $1 million in 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
     Management excluded from its assessment the internal control over financial reporting at California Wholesale Material Supply, Inc., or CALPLY, which was acquired on March 30, 2007. CALPLY accounted for 4% and 3% of our net assets and total assets, respectively, as of December 31, 2007, 8% of net sales in 2007 and 4% of net earnings in 2007.
     Our independent auditors have issued an attestation report on our internal control over financial reporting. This report appears below.
February 15, 2008
(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management

Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at California Wholesale Material Supply, Inc. (“CALPLY”), which was acquired on March 30, 2007, and whose financial statements constitute 4% and 3% of net and total assets, respectively, 8% of revenues, and 4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at CALPLY. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A corporation’s internal control over financial reporting is a process designed by, or under the supervision of, the corporation’s principal executive and principal financial officers, or persons performing similar functions, and effected by the corporation’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.
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
     In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule of USG Corporation and subsidiaries as of and for the year ended December 31, 2007, and our report dated February 15, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Corporation’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109” effective January 1, 2007.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2008

(c) Changes in Internal Control over Financial Reporting
During the third quarter of 2007, we completed the roll out of a new supply chain management system in the United States and Canada. On July 1, 2007, we began to roll out a new human resource and payroll system in the United States and Canada. The human resource and payroll system roll out was completed in the first quarter of 2008.
     Changes related to the new systems represented the only changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We anticipate that we will continue to have future investments in many of our technology systems and will continue to review the impact of any future changes to our internal controls over financial reporting as the new systems are implemented.
     CALPLY has accounting processes and internal controls different from those at USG. We do not consider the acquisition of CALPLY to have materially affected our internal control over financial reporting. We will extend our Sarbanes-Oxley Section 404 attestation to include CALPLY beginning with 2008.

Item 9B.	OTHER INFORMATION
On February 14, 2008, we amended our amended and restated credit agreement. See Part I, Item 8, Note 10, Debt, for a description of the material provisions of the amended and restated credit agreement, as amended, which description is incorporated herein by reference.
     On February 13, 2008, our Board of Directors approved our 2008 Annual Management Incentive Program. Under the program, 40% of the par incentive award for each of our named executive officers is based on a formula related to adjusted consolidated net earnings, 40% is based on specified operating focus targets and 20% is based on individual performance in relation to established performance goals.
     On February 13, 2008, the Board of Directors also approved the following operating focus targets for our named executive officers under the 2008 Annual Management Incentive Program: customer satisfaction; wallboard cost; USG Interiors gross profit; L&W Supply Corporation adjusted sales; and adjusted total overhead.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 15, 2008):

Name	Age	Present Position and Business Experience During the Last Five Years

William C. Foote	56	Chairman and Chief Executive Officer since January 2006.
		Chairman, Chief Executive Officer and President prior thereto.

James S. Metcalf	50	President and Chief Operating Officer since January 2006.
		Executive Vice President; President, USG Building Systems, to January 2006. Senior Vice President; President, USG Building Systems, to February 2004.

Edward M. Bosowski	53	Executive Vice President, Chief Strategy Officer and International since January 2008.
		Executive Vice President and Chief Strategy Officer; President, USG International, to January 2008. Executive Vice President, Marketing and Corporate Strategy; President, USG International, to January 2006. Senior Vice President, Marketing and Corporate Strategy; President, USG International, to February 2004.

Stanley L. Ferguson	55	Executive Vice President and General Counsel since March 2004.
		Senior Vice President and General Counsel prior thereto.

Richard H. Fleming	60	Executive Vice President and Chief Financial Officer.

Brian J. Cook	50	Senior Vice President, Human Resources, since February 2005.
		Vice President, Human Resources, prior thereto.

Marcia S. Kaminsky	49	Senior Vice President, Communications, since February 2005.
		Vice President, Communications, prior thereto.

D. Rick Lowes	53	Senior Vice President and Controller since May 2007.
		Vice President and Controller prior thereto.

Dominic A. Dannessa	51	Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives, since January 2008.
		Vice President; Executive Vice President, Manufacturing, USG Building Systems, to January 2008. Senior Vice President, Manufacturing, United States Gypsum Company, to January 2006. Senior Vice President, CRM and Global Supply Chain, U.S. Gypsum Company, to August 2003.

Brendan J. Deely	42	Vice President; President and Chief Executive Officer, L&W Supply Corporation, since May 2007.
		Vice President; President and Chief Operating Officer, L&W Supply Corporation, to May 2007. Senior Vice President and Chief Operating Officer, L&W Supply Corporation, to June 2005. Vice President, Operations, L&W Supply Corporation, to April 2004.

Christopher R. Griffin	46	Vice President; President, USG International; President, CGC Inc. since January 2008.
		President, CGC Inc., prior thereto.

Name	Age	Present Position and Business Experience During the Last Five Years

Fareed A. Khan	42	Vice President; President, USG Building Systems, since January 2008.
		Vice President; Executive Vice President, Sales and Marketing, USG Building Systems, to January 2008. Senior Vice President, Supply Chain and CRM and IT, United States Gypsum Company, to January 2006. Vice President, Marketing, United States Gypsum Company, to October 2003.

Karen L. Leets	51	Vice President and Treasurer since March 2003.
		Assistant Treasurer, McDonald’s Corporation, prior thereto.

Donald S. Mueller	60	Vice President and Chief Innovation Officer since September 2007.
		Vice President, Research and Technology Innovation, to September 2007.
		Vice President, Research and Technology, to May 2006.
		Director, Industrial and State Relations for Environmental Science Institute, Ohio State University, to December 2004. Vice President of Research and Chief Technology Officer, Ashland Specialty Chemical Co., to October 2003.

Clarence B. Owen	59	Vice President and Chief Technology Officer.

Ellis A. Regenbogen	61	Vice President since February 2008 and Corporate Secretary and Associate General Counsel since October 2006.
		Associate General Counsel and Assistant Secretary to October 2006.
		Associate General Counsel — Securities and Governance, Sears Holdings Corporation, to April 2006. Assistant General Counsel — Corporate and Securities, Sears, Roebuck and Co., to April 2005. Law Offices of Ellis A. Regenbogen to March 2004.

Jennifer F. Scanlon	41	Vice President and Chief Information Officer since February 2008.
		Director, Information Technology, and Chief Information Officer to February 2008. Director, CRM/SCM Strategy and Implementation, USG Building Systems to May 2007.
Committee Charters and Code of Business Conduct
Our Code of Business Conduct (applicable to directors, officers and employees), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors, including the Audit Committee, Governance Committee and Compensation and Organization Committee, are available through the “Resources” and “Corporate Governance” links in the “Investor Information” section of our website at www.usg.com. Stockholders may request a copy of these documents by writing to: Corporate Secretary, USG Corporation, 550 West Adams Street, Chicago, Illinois 60661. Any waivers of, or changes to, our Code of Business Conduct applicable to executive officers, directors or persons performing similar functions will be promptly disclosed in the “Investor Information” section of our website.
     Following the annual meeting of stockholders held on May 9, 2007, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.
     Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2008, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2008, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2007, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by our stockholders.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options	outstanding options	securities reported
Plan Category	and rights	and rights	in column one)
Equity compensation plans approved by stockholders	1,692,426	$45.72	5,947,708
Equity compensation plans not approved by stockholders	—	—	—

Total	1,692,426	$45.72	5,947,708

     Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2008, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 14, 2008, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 is included under the heading “Fees Paid to the Independent Registered Public Accountant” in the definitive Proxy Statement for our annual meeting of stockholders to be held on May 14, 2008, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.
3. Exhibits

Exhibit Number	Exhibit

Articles of Incorporation and By-Laws:

2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June Form 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June Form 8-K)

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June Form 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of January 1, 2007 (incorporated by reference to Exhibit 3.3 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007, or the 2006 10-K)

Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the 2006 10-K)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006)

4.4	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006)

4.5	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

Exhibit Number	Exhibit

USG Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

Material Contracts:

10.1	Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation’s Registration Statement No. 33-40136 on Form S-4) *

10.2	First Amendment to Management Performance Plan, effective November 15, 1993, and dated February 1, 1994 (incorporated by reference to Exhibit 10(aq) to Amendment No. 1 of USG Corporation’s Registration Statement No. 33-51845 on Form S-1) *

10.3	Second Amendment to Management Performance Plan, dated June 27, 2000 (incorporated by reference to Exhibit 10(a) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.4	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.5	First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) to USG Corporation’s Annual Report on Form 10-K dated February 26, 1999) *

10.6	Second Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(f) to USG Corporation’s Annual Report on Form 10-K dated March 5, 2001) *

10.7	Third Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(g) to USG Corporation’s Annual Report on Form 10-K dated March 5, 2001) *

10.8	Fourth Amendment to Supplemental Retirement Plan, effective April 11, 2001 (incorporated by reference to Exhibit 10(a) to USG Corporation’s Quarterly Report on Form 10-Q dated March 31, 2001) *

10.9	Fifth Amendment to Supplemental Retirement Plan, effective December 21, 2001 (incorporated by reference to Exhibit 10(i) to USG Corporation’s Annual Report on Form 10-K dated March 1, 2002) *

10.10	Sixth Amendment to Supplemental Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to USG Corporation’s Current Report on Form 8-K dated November 17, 2004) *

10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.11 to the 2006 10-K) *

10.12	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.12 to the 2006 10-K) *

10.13	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.13 to the 2006 10-K) *

10.14	Form of Indemnification Agreement * **

Exhibit Number	Exhibit

10.15	Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) of USG Corporation (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.16	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.17	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Director (as Amended and Restated as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007, or the first quarter 2007 10-Q) *

10.18	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) * **

10.19	USG Corporation Deferred Compensation Program for Non-Employee Directors (Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.10 to the first quarter 2007 10-Q) *

10.20	Contingent Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000 (incorporated by reference to Exhibit 10.2 to the second quarter 2006 10-Q)

10.21	Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.3 to the second quarter 2006 10-Q)

10.22	Pledge Agreement Regarding Contingent Payment Note dated as of June 20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the “Trustees”) (incorporated by reference to Exhibit 10.4 to the second quarter 2006 10-Q)

10.23	Pledge Agreement Regarding Non-Contingent Note dated as of June 20, 2006 by and between USG Corporation and the Trustees (incorporated by reference to Exhibit 10.5 to the second quarter 2006 10-Q)

10.24	Amended and Restated Credit Agreement, dated as of July 31, 2007 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent, or the Credit Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated July 31, 2007)

10.25	Amendment No. 1, dated as of February 14, 2008, to the Credit Agreement **

10.26	1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 31, 1995) *

10.27	First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.28	2007 Annual Management Incentive Program of USG Corporation (Revised) (incorporated by reference to Exhibit 10.6 to the first quarter 2007 10-Q) *

10.29	Annual Base Salaries of Named Executive Officers of USG Corporation (Effective March 1, 2007) (incorporated by reference to Exhibit 10.7 to the first quarter 2007 10-Q) *

Exhibit Number	Exhibit

10.30	Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 28, 1997) *

10.31	First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.32	Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.33	Third Amendment to Omnibus Management Incentive Plan, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.24 to USG Corporation’s Annual Report on Form 10-K dated February 18, 2005) *

10.34	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to the 2006 10-K) *

10.35	Key Employee Retention Plan (July 1, 2004 — December 31, 2005), dated July 1, 2004 (incorporated by reference to Exhibit 10 to USG Corporation’s Quarterly Report on Form 10-Q dated July 30, 2004) *

10.36	USG Corporation 2006 Corporate Performance Plan, dated January 25, 2006 (incorporated by reference to Exhibit 10 to USG Corporation’s Current Report on Form 8-K dated January 25, 2006) *

10.37	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.38	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.39	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.40	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.41	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.42	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.43	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.44	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *

10.45	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

Exhibit Number	Exhibit

10.46	2008 Annual Management Incentive Program (Corporate Officers Only) of USG Corporation * **

10.47	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

10.48	Shareholder’s Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

10.49	Registration Rights Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

10.50	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)
Other:

21	Subsidiaries **

23	Consents of Experts and Counsel **

24	Power of Attorney **

31.1	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION
February 15, 2008
By:	/s/ Richard H. Fleming
Richard H. Fleming
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William C. Foote WILLIAM C. FOOTE	February 15, 2008
Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Richard H. Fleming RICHARD H. FLEMING	February 15, 2008
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ D. Rick Lowes D. RICK LOWES	February 15, 2008
Senior Vice President and Controller (Principal Accounting Officer)

JOSE ARMARIO, ROBERT L. BARNETT,	)	By:	/s/ Richard H. Fleming

KEITH A. BROWN, JAMES C. COTTING,	)		Richard H. Fleming
LAWRENCE M. CRUTCHER, W. DOUGLAS FORD,	)		Attorney-in-fact
DAVID W. FOX, VALERIE B. JARRETT,	)		February 15, 2008
STEVEN F. LEER, MARVIN E. LESSER,	)
JUDITH A. SPRIESER	)
Directors	)

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June Form 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June Form 8-K)

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June Form 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of January 1, 2007 (incorporated by reference to Exhibit 3.3 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007, or the 2006 10-K)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the 2006 10-K)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006)

4.4	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006)

4.5	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

USG Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	Management Performance Plan of USG Corporation (incorporated by reference to Annex C of Amendment No. 8 to USG Corporation’s Registration Statement No. 33-40136 on Form S-4) *

Exhibit
Number	Exhibit

10.2	First Amendment to Management Performance Plan, effective November 15, 1993, and dated February 1, 1994 (incorporated by reference to Exhibit 10(aq) to Amendment No. 1 of USG Corporation’s Registration Statement No. 33-51845 on Form S-1) *

10.3	Second Amendment to Management Performance Plan, dated June 27, 2000 (incorporated by reference to Exhibit 10(a) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.4	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective July 1, 1997, and dated August 25, 1997 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.5	First Amendment to Supplemental Retirement Plan, effective July 1, 1997 (incorporated by reference to Exhibit 10(d) to USG Corporation’s Annual Report on Form 10-K dated February 26, 1999) *

10.6	Second Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(f) to USG Corporation’s Annual Report on Form 10-K dated March 5, 2001) *

10.7	Third Amendment to Supplemental Retirement Plan, effective November 8, 2000 (incorporated by reference to Exhibit 10(g) to USG Corporation’s Annual Report on Form 10-K dated March 5, 2001) *

10.8	Fourth Amendment to Supplemental Retirement Plan, effective April 11, 2001 (incorporated by reference to Exhibit 10(a) to USG Corporation’s Quarterly Report on Form 10-Q dated March 31, 2001) *

10.9	Fifth Amendment to Supplemental Retirement Plan, effective December 21, 2001 (incorporated by reference to Exhibit 10(i) to USG Corporation’s Annual Report on Form 10-K dated March 1, 2002) *

10.10	Sixth Amendment to Supplemental Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to USG Corporation’s Current Report on Form 8-K dated November 17, 2004) *

10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.11 to the 2006 10-K). *

10.12	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.12 to the 2006 10-K) *

10.13	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.13 to the 2006 10-K) *

10.14	Form of Indemnification Agreement * **

10.15	Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) of USG Corporation (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.16	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.17	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Director (as Amended and Restated as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007, or the first quarter 2007 10-Q) *

Exhibit
Number	Exhibit

10.18	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) * **

10.19	USG Corporation Deferred Compensation Program for Non-Employee Directors (Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.10 to the first quarter 2007 10-Q) *

10.20	Contingent Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000 (incorporated by reference to Exhibit 10.2 to the second quarter 2006 10-Q)

10.21	Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.3 to the second quarter 2006 10-Q)

10.22	Pledge Agreement Regarding Contingent Payment Note dated as of June 20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the “Trustees”) (incorporated by reference to Exhibit 10.4 to the second quarter 2006 10-Q)

10.23	Pledge Agreement Regarding Non-Contingent Note dated as of June 20, 2006 by and between USG Corporation and the Trustees (incorporated by reference to Exhibit 10.5 to the second quarter 2006 10-Q)

10.24	Amended and Restated Credit Agreement, dated as of July 31, 2007 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent, or the Credit Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated July 31, 2007)

10.25	Amendment No. 1, dated as of February 14, 2008, to the Credit Agreement **

10.26	1995 Long-Term Equity Plan of USG Corporation (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 31, 1995) *

10.27	First Amendment to 1995 Long-Term Equity Plan of USG Corporation, dated June 27, 2000 (incorporated by reference to Exhibit 10(b) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.28	2007 Annual Management Incentive Program of USG Corporation (Revised) (incorporated by reference to Exhibit 10.6 to the first quarter 2007 10-Q) *

10.29	Annual Base Salaries of Named Executive Officers of USG Corporation (Effective March 1, 2007) (incorporated by reference to Exhibit 10.7 to the first quarter 2007 10-Q) *

10.30	Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 28, 1997) *

10.31	First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.32	Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

Exhibit
Number	Exhibit

10.33	Third Amendment to Omnibus Management Incentive Plan, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.24 to USG Corporation’s Annual Report on Form 10-K dated February 18, 2005) *

10.34	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to the 2006 10-K) *

10.35	Key Employee Retention Plan (July 1, 2004 — December 31, 2005), dated July 1, 2004 (incorporated by reference to Exhibit 10 to USG Corporation’s Quarterly Report on Form 10-Q dated July 30, 2004) *

10.36	USG Corporation 2006 Corporate Performance Plan, dated January 25, 2006 (incorporated by reference to Exhibit 10 to USG Corporation’s Current Report on Form 8-K dated January 25, 2006) *

10.37	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.38	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.39	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.40	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.41	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.42	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.43	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.44	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *

10.45	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.46	2008 Annual Management Incentive Program (Corporate Officers Only) of USG Corporation * **

10.47	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

10.48	Shareholder’s Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

Exhibit
Number	Exhibit

10.49	Registration Rights Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated January 30, 2006)

10.50	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)

21	Subsidiaries **

23	Consents of Experts and Counsel **

24	Power of Attorney **

31.1	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith