Form 10-Q
period 2008-03-31
USG CORP
filed 2008-04-30
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8864
USG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3329400

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 West Adams Street, Chicago, Illinois	60661-3676

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.
The number of shares of the registrant’s common stock outstanding as of March 31, 2008 was 99,068,796.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per-share and share data)	Three Months Ended March 31,
	2008	2007

Net sales	$1,165	$1,259
Cost of products sold	1,124	1,047

Gross profit	41	212
Selling and administrative expenses	102	117
Restructuring charges	4	—

Operating profit (loss)	(65)	95
Interest expense	17	44
Interest income	(2)	(8)
Other income, net	(1)	—

Earnings (loss) before income taxes	(79)	59

Income tax expense (benefit)	(34)	18

Net earnings (loss)	$(45)	$41

Basic earnings (loss) per common share	(0.45)	0.45
Diluted earnings (loss) per common share	(0.45)	0.45

Average common shares	99,057,624	91,376,178
Average diluted common shares	99,057,624	91,664,897
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31,	December 31,
(millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$190	$297
Receivables (net of reserves — $17 and $17)	520	430
Inventories	390	377
Income taxes receivable	25	37
Deferred income taxes	38	53
Other current assets	88	57

Total current assets	1,251	1,251

Property, plant and equipment (net of accumulated depreciation and depletion — $1,284 and $1,249)	2,648	2,596
Deferred income taxes	266	228
Goodwill	229	226
Other assets	318	320

Total Assets	$4,712	$4,621

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$387	$328
Accrued expenses	221	234
Short-term debt	45	—
Income taxes payable	5	5

Total current liabilities	658	567

Long-term debt	1,238	1,238
Deferred income taxes	10	10
Other liabilities	622	613
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(203)	(204)
Capital received in excess of par value	2,620	2,607
Accumulated other comprehensive income	31	9
Retained earnings (deficit)	(274)	(229)

Total stockholders’ equity	2,184	2,193

Total Liabilities and Stockholders’ Equity	$4,712	$4,621

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three Months Ended March 31,
	2008	2007

Operating Activities
Net earnings (loss)	$(45)	$41
Adjustments to reconcile net earnings (loss) to net cash:
Depreciation, depletion and amortization	44	48
Share-based compensation expense	14	11
Deferred income taxes	(39)	34
(Increase) decrease in working capital (net of acquisitions):
Receivables	(90)	(82)
Income taxes receivable	12	1,072
Inventories	(13)	5
Payables	66	(12)
Accrued expenses	(9)	(51)
Decrease (increase) in other assets	4	(5)
Increase in other liabilities	8	5
Other, net	1	7

Net cash (used for) provided by operating activities	(47)	1,073

Investing Activities
Capital expenditures	(105)	(111)
Acquisitions of businesses, net of cash acquired	—	(279)
Return of restricted cash	—	6

Net cash used for investing activities	(105)	(384)

Financing Activities
Issuance of debt	76	—
Repayment of debt	(31)	(1,265)
Payment of debt issuance fees	(1)	—
Proceeds from equity offering, net of fees	—	422

Net cash provided by (used for) financing activities	44	(843)

Effect of exchange rate changes on cash	1	—

Net decrease in cash and cash equivalents	(107)	(154)
Cash and cash equivalents at beginning of period	297	565

Cash and cash equivalents at end of period	$190	$411

Supplemental Cash Flow Disclosures:
Interest paid	16	30
Income taxes refunded, net	(9)	(1,060)
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the following Notes to Condensed Consolidated Financial Statements, “USG,” “we,” “our” and “us” refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the condensed consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
1. PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the Securities and Exchange Commission on February 15, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. (see Note 10).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon our adoption of this statement effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions completed before its effective date.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.
3. RESTRUCTURING AND IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented certain restructuring activities in 2008 and 2007.
2008 Restructuring Charges
During the first quarter of 2008, we recorded restructuring charges totaling $4 million pretax. This amount included $3 million primarily for severance related to the closure of our gypsum wallboard line in Boston, Mass., and the temporary shutdowns of our gypsum wallboard line in Fort Dodge, Iowa, and our paper mill in Gypsum, Ohio and for additional salaried workforce reductions in 2008. The remaining $1 million primarily related to employee relocation and other expenses associated with the closing of facilities in 2007. On a segment basis, the $4 million charge related to North American Gypsum.
2007 Restructuring and Impairment Charges
During the second, third and fourth quarters of 2007, we recorded various restructuring and impairment charges that totaled $26 million pretax. This amount included $18 million for salaried workforce reductions, $2 million for facility shutdowns and $6 million for asset impairments.
Restructuring Reserve
A restructuring reserve of $8 million was included in accrued expenses on the consolidated balance sheet as of March 31, 2008. We expect all of the accrued expenses to be paid by early 2009. This reserve is summarized as follows:

	Balance	First Quarter 2008		Balance
	as of		Cash	as of
(millions)	1/1/08	Charges	Payments	3/31/08

2008 Restructuring Activities:
Salaried workforce reductions	$—	$1	$(1)	$—
Facility shutdowns	—	2	—	2

Subtotal	—	3	(1)	2

2007 Restructuring Activities:
Salaried workforce reductions	6	—	(1)	5
Facility shutdowns	1	1	(1)	1

Subtotal	7	1	(2)	6

Total	$7	$4	$(3)	$8

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008, we initiated a workforce reduction program during the second quarter of 2008 in response to continued adverse market conditions.

4. SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

(millions)	Net Sales		Operating Profit (Loss)
Three Months Ended March 31,	2008	2007	2008	2007

North American Gypsum	$618	$757	$(57)	$93
Building Products Distribution	490	504	(1)	26
Worldwide Ceilings	211	197	22	14
Eliminations	(154)	(199)	1	1
Corporate	—	—	(30)	(39)

Total	$1,165	$1,259	$(65)	$95

The operating loss of $57 million for the first quarter of 2008 for North American Gypsum included restructuring charges totaling $4 million. See Note 3 for information related to restructuring charges and the restructuring reserve as of March 31, 2008.

5. ACQUISITIONS
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
L&W Supply Corporation acquired California Wholesale Material Supply, Inc., or CALPLY, on March 30, 2007 and USG Mexico, S.A. de C.V. acquired the assets of Grupo Supremo on March 28, 2007. During the first quarter of 2008, we finalized the allocation of the purchase prices for these acquisitions with no significant change from the preliminary allocation.
The final allocation of the purchase price for CALPLY is summarized below:

(millions)

Cash	$4
Accounts receivable	73
Inventories	37
Property, plant and equipment	6
Goodwill	84
Other intangible assets	115
Other assets acquired	6

Total assets acquired	325
Total liabilities assumed	53

Total net assets acquired	$272

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	North	Building
	American	Products	Worldwide
(millions)	Gypsum	Distribution	Ceilings	Total

Balance as of January 1, 2008	$1	$213	$12	$226
Purchase accounting adjustment	—	3	—	3

Balance as of March 31, 2008	$1	$216	$12	$229

Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of March 31, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount	Amortization	Net	Amount	Amortization	Net

Amortized Intangible Assets:
Customer relationships	$70	$8	$62	$70	$6	$64
Other	10	2	8	10	2	8

Total Amortized Intangible Assets	80	10	70	80	8	72

Unamortized Intangible Assets:
Trade names	66	—	66	66	—	66
Other	9	—	9	8	—	8

Total Unamortized Intangible Assets	75	—	75	74	—	74

Total Other Intangible Assets	$155	$10	$145	$154	$8	$146

Total amortization expense for other intangible assets was $2 million for the first three months of 2008. The amount for the 2007 period was immaterial. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2008 through 2011 and $7 million for each year 2012 and 2013.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform impairment tests for goodwill annually, or more frequently if events or circumstances indicate it might be impaired. Historically, we have performed our annual impairment test as of May 31 of each year. In the first quarter of 2008, we decided to change our annual goodwill impairment testing date from May 31 to October 31 of each year to coincide with the timing of our annual forecasting process and thus allow for the use of more current information in the goodwill impairment test. The impact (if any) of this change will be disclosed in the fourth quarter of 2008, which is the quarter in which the new testing date will take effect. We believe this change in the method of applying an accounting principle is preferable under the circumstances. We have determined that the change will not result in any adjustment to our prior period consolidated financial statements when applied retrospectively. For 2008, in order that no more than 12 months elapse between testing dates, we plan to perform the impairment test as of May 31 and update it as of October 31. We do not anticipate that this change will result in the delay, acceleration or avoidance of recording a potential future impairment.

7. EARNINGS PER SHARE
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

			Weighted
	Net		Average
	Earnings	Shares	Per-Share
(millions, except per-share and share data)	(Loss)	(000)	Amount

Three Months Ended March 31, 2008:
Basic loss	$(45)	99,058	$(0.45)

Diluted loss	$(45)	99,058	$(0.45)

Three Months Ended March 31, 2007:
Basic earnings	$41	91,376	$0.45
Dilutive effect of stock options		289

Diluted earnings	$41	91,665	$0.45

The diluted loss per share for the first quarter of 2008 was computed using the weighted average number of common shares outstanding during the quarter. Options, RSUs and performance shares with respect to 3.5 million common shares for the first quarter of 2008 and 1.7 million common shares for the first quarter of 2007 were not included in the computation of diluted earnings per share for the respective quarters because they were anti-dilutive.
8. DEBT
Credit Facility
We have a credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement was amended and restated in July 2007 and amended again in February 2008. The credit agreement consists of a $650 million unsecured revolving credit facility with a $250 million sublimit for letters of credit. This facility is available to fund working capital needs and for other general corporate purposes.
Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the credit facility’s credit rating. During the first quarter of 2008, Moody’s Investor Services Inc. lowered our credit rating to Ba2. Based on our current credit ratings, the margin for LIBOR borrowings is 1.275%. We are also required to pay facility fees on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit facility’s credit rating. We have the ability to repay amounts outstanding under the credit facility at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012. As of March 31, 2008, the outstanding loan balance under the revolving credit facility was $45 million and we had approximately $78 million of outstanding letters of credit. We classified the $45 million borrowing under the revolving credit facility as short-term debt on our condensed consolidated balance sheet because of our intention to repay it within 12 months of the balance sheet date.
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
Also, our material U.S. subsidiaries will be required to guarantee our obligations under the credit facility if our senior unsecured notes are rated below their current level. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. We were in compliance with all financial ratios, tests and covenants as in effect as of March 31, 2008.
Senior Notes
The interest rate payable on our $500 million of 7.75% senior unsecured notes maturing in January 2018 is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. The lowering of our credit rating by Moody’s Investor Services Inc. increased the interest rate on these notes to 8.0%.

9. DERIVATIVE INSTRUMENTS
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
Commodity Derivative Instruments
As of March 31, 2008, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $186 million. As of March 31, 2008, the fair value of these swap contracts, which remained in AOCI, was a $34 million pretax unrealized gain.
Foreign Exchange Derivative Instruments
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $104 million, and all contracts mature by December 29, 2009. As of March 31, 2008, the fair value of these hedges was a $3 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of March 31, 2008, the fair value of these hedges, which remained in AOCI, was an immaterial unrealized gain.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We may receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral under certain conditions. As of March 31, 2008, we had no collateral posted. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

10. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. The adoption of this statement had an immaterial impact on our financial statements. We also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices for identical assets and liabilities in active markets;

•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
When valuing our derivative portfolio, we use readily observable market data in conjunction with internally developed valuation models. Consequently, we designate our derivatives as Level 2. As of March 31, 2008, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(millions)	2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$40	$—	$40	$—
Derivative liabilities	7	—	7	—

11. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are summarized in the following table:

	Three Months Ended March 31,
(millions)	2008	2007

Net earnings (loss)	$(45)	$41
Gain on derivatives, net of tax	24	21
Foreign currency translation, net of tax	(2)	2

Total comprehensive income (loss)	$(23)	$64

AOCI consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2008	2007

Gain (loss) on derivatives, net of tax	$19	$(5)
Loss on unrecognized on pension and postretirement benefit plans, net of tax	(62)	(62)
Foreign currency translation, net of tax	75	77
Unrealized loss on marketable securities, net of tax	(1)	(1)

Total	$31	$9

After-tax gains on derivatives reclassified from AOCI to earnings were immaterial during the first quarter of 2008. We estimate that we will reclassify a net $18 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.
12. INVENTORIES
Total inventories consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2008	2007

Finished goods and work in progress	$311	$290
Raw materials	79	87

Total	$390	$377

13. ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three Months Ended March 31,
(millions)	2008	2007

Balance as of January 1	$85	$78
Accretion expense	1	1

Balance as of March 31	$86	$79

14. EMPLOYEE RETIREMENT PLANS
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months Ended March 31,
(millions)	2008	2007

Pension:
Service cost of benefits earned	$9	$10
Interest cost on projected benefit obligation	18	16
Expected return on plan assets	(20)	(18)
Net amortization	1	3

Net pension cost	$8	$11

Postretirement:
Service cost of benefits earned	$4	$4
Interest cost on projected benefit obligation	6	6
Net amortization	(1)	(1)

Net postretirement cost	$9	$9

In accordance with our funding policy, we currently plan to contribute approximately $51 million of cash to our pension plans in 2008.
15. SHARE-BASED COMPENSATION
During the first quarter of 2008, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
Stock Options
We granted options to purchase 926,760 shares of common stock under our LTIP during the first quarter of 2008 with an exercise price of $34.67 per share, which was the closing price of a share of USG common stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year from the date of grant, or earlier in the event of death, disability, retirement or a change in control. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
We estimated the fair value of each stock option granted under the LTIP to be $14.78 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatility of our common stock. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC’s Staff Accounting Bulletin No. 110.

The assumptions used in the valuation were as follows: expected volatility 37.59%, risk-free rate 3.2%, expected term (in years) 6.25 and expected dividends 0.
Restricted Stock Units
We granted RSUs under the LTIP with respect to 130,495 shares of common stock during the first quarter of 2008. The RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 4,000 of the RSUs were granted as a special retention award that generally will vest 100% after five years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
Performance Shares
We granted 139,820 performance shares under the LTIP during the first quarter of 2008. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments in certain circumstances, for the three-year period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Each performance share earned will be settled in a share of our common stock.
We estimated the fair value of each performance share granted under the LTIP to be $44.42 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our common stock. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the performance period.
The assumptions used in the valuation were as follows: expected volatility 35.16%, risk-free rate 2.20%, expected term (in years) 2.92 and expected dividends 0.

16. INCOME TAXES
An income tax benefit of $34 million was recorded in the first quarter of 2008. The effective tax rate for the quarter was 43.6%.
We have net operating loss, or NOL, and tax credit carryforwards in varying amounts in the U.S. and numerous state and foreign jurisdictions. In the U.S., $455 million of the federal NOL that we reported in 2006 and the $25 million of NOL that we expect to report for 2007 are being carried forward and can be an offset against federal taxable income arising in 2008 and subsequent years. We also have federal tax credit carryforwards of $81 million, primarily alternative minimum tax and foreign tax credits, that can be offset against federal income tax in 2008 and future years. The federal NOL can be carried forward for 20 years, the alternative minimum tax credits can be carried forward indefinitely and the foreign tax credits can be carried forward for 10 years from the date of origin. At the U.S. state level, much of the 2006 and 2007 state NOLs, which average $76 million per state, are being carried forward since many states do not allow the carryback of an NOL in any material amount. The 2006 and 2007 state NOLs, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.
We have established a valuation allowance for deferred tax assets relating to certain of our NOL and tax credit carryforwards because of uncertainty regarding their ultimate realization. During the first quarter of 2008, we decreased our valuation allowance for these deferred tax assets by a total of $1 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years. Of the total valuation allowance as of March 31, 2008, $61 million relates to U.S. state net operating loss and tax credit carryforwards and $1 million relates to federal foreign tax credit carryforwards.
In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. There were no significant changes to the amount of our unrecognized tax benefits during the first quarter of 2008.
Our federal income tax returns for 2004 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an examination of the federal income tax returns we filed for the years 2005 and 2006 and is expected to complete the examination by September 30, 2008. The IRS has not proposed any material adjustments for 2005 or 2006 as of March 31, 2008. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the IRS, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of zero to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
17. LITIGATION
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
We do not expect the environmental or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, “USG,” “we,” “our” and “us” refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the condensed consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
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
Worldwide Ceilings: Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. It manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-

Pacific region and gypsum wallboard in Latin America.
Geographic Information: In 2007, approximately 84% of our net sales were attributable to the United States. Canada accounted for approximately 8% of net sales and other foreign countries accounted for the remaining 8%.
Financial Information
Consolidated net sales in the first quarter of 2008 were $1.165 billion, down 7% from the first quarter of 2007. An operating loss of $65 million and a net loss of $45 million, or $0.45 per diluted share, were incurred in the first quarter of 2008. These results compared with operating profit of $95 million and net earnings of $41 million, or $0.45 per diluted share, in the first quarter of 2007. Results for the first quarter of 2008 included start-up costs totaling $12 million pretax for several new manufacturing facilities and restructuring charges totaling $4 million pretax.
The recession in the housing market continues to have a significant impact on our financial results. Our domestic gypsum wallboard business, which is closely tied to the new residential and home remodeling segments, has been hardest hit. Our distribution business, which serves both residential and commercial markets, has also seen sales and profitability decline due to the slowdown in its residential business. Our ceilings business, which serves the non-residential market, reported improved sales and profits.
For the first quarter of 2008, housing starts dropped 30% compared with the first quarter of 2007. The residential repair and remodeling market softened as well. As expected, this has led to lower wallboard shipments and prices and has reduced our sales and profits compared to last year. U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 2.12 billion square feet during the first quarter of 2008, a 3% decline compared with 2.19 billion square feet in the first quarter of 2007. U.S. Gypsum’s nationwide average realized selling price for SHEETROCK® brand gypsum wallboard fell to an average of $104.41 per thousand square feet for the first quarter of 2008 compared with $164.12 in the first quarter of 2007 and $110.29 in the fourth quarter of 2007. However, U.S. Gypsum announced and implemented an increase in the price of its gypsum wallboard near the end of the first quarter of 2008. Profitability for U.S. Gypsum also was adversely affected by higher manufacturing costs for wallboard largely due to rising prices for raw materials.
Market Conditions And Outlook
Industry shipments of gypsum wallboard in the United States were an estimated 6.87 billion square feet in the first quarter of 2008, a 13% decrease from 7.92 billion square feet in the first quarter of 2007 and unchanged from the fourth quarter of 2007. Overall, we expect industry demand for gypsum wallboard in 2008 to be down approximately 10-15% from last year. Industry capacity utilization rates are expected to be below 70% for the year unless the industry closes manufacturing capacity. At such a low level of capacity utilization, the direction of wallboard prices remains uncertain.

The housing market continues to be very challenging. New residential construction has shown signs of stabilizing at or around the current level, which is down about 50% from the peak in 2005, but the market is likely to remain weak into 2009 as the inventory of unsold homes remains at historically high levels. We also expect declines in residential repair and remodeling expenditures and non-residential construction activity.
Since the market downturn began in 2006, we have moved to reduce manufacturing costs by scaling our operations for market conditions. During the first quarter of 2008, we closed our 80-year-old Boston gypsum wallboard line. Recently, we announced plans to suspend operations at our gypsum wallboard line at Ft. Dodge, Iowa, and our paper mill at Gypsum, Ohio. Over the course of the last seven quarters, we have announced closures and implemented curtailments totaling approximately 3.5 billion square feet of our highest cost wallboard manufacturing capacity.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions and the integration of California Wholesale Material Supply, Inc., or CALPLY, it closed 10 locations during the first quarter of 2008. Also, one new L&W Supply center opened during this period.
Construction of a new, low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States is expected to be completed in the second half of 2008. Our new wallboard plant at Norfolk, Va., and new paper mill at Otsego, Mich., which are both in a start-up phase, will operate at a significantly lower cost than the operations they are replacing.
On April 1, 2008, we initiated a workforce reduction plan that will reduce the number of salaried positions by approximately 500 positions. This program, combined with other actions, will bring the total number of salaried and hourly positions eliminated during the downturn in the housing market to approximately 1,750. We will continue adjusting our operations as conditions warrant.
Key Objectives
In order to perform as efficiently as possible during this challenging business cycle and to support our long-term growth objectives, we are continuing to focus on the following key objectives:
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

CONSOLIDATED RESULTS OF OPERATIONS
The following is a summary of our consolidated statements of operations:

(dollars in millions, except per-share data)
			% Increase
Three Months ended March 31,	2008	2007	(Decrease)

Net sales	$1,165	$1,259	(7)%
Cost of products sold	1,124	1,047	7%
Gross profit	41	212	(81)%
Selling and administrative expenses	102	117	(13)%
Restructuring charges	4	—	—
Operating profit (loss)	(65)	95	—
Interest expense	17	44	(61)%
Interest income	(2)	(8)	(75)%
Other income, net	(1)	—	—
Income tax expense (benefit)	(34)	18	—
Net earnings (loss)	(45)	41	—
Diluted earnings (loss) per share	(0.45)	0.45	—

Net Sales
Consolidated net sales in the first quarter of 2008 declined 7% from the first quarter of 2007 primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under “Core Business Results of Operations,” net sales decreased for our North American Gypsum and Building Products Distribution segments, but improved for our Worldwide Ceilings segment.
Cost of Products Sold
Cost of products sold increased 7% primarily due to higher prices for wastepaper and other raw materials for gypsum wallboard. In addition, first quarter 2008 cost of products sold included charges totaling $12 million for start-up costs for our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich.
Gross Profit
Gross profit decreased 81% primarily due to lower shipments and selling prices and higher manufacturing costs for gypsum wallboard. The gross margin percentage was 3.5% in the first quarter of 2008, down from 16.8% in the first quarter of 2007.
Selling and Administrative Expenses
Selling and administrative expenses decreased 13% primarily due to a company-wide emphasis on reducing expenses and the impact of the 2007 salaried workforce reductions. As a percent of consolidated net sales, selling and administrative expenses were 8.8% in the first quarter of 2008, down from 9.3% in the first quarter of 2007.

Restructuring Charges
During the first quarter of 2008, we recorded restructuring charges totaling $4 million pretax. This amount included $3 million primarily for severance related to the closure of our gypsum wallboard line in Boston, Mass., and the temporary shutdowns of our gypsum wallboard line in Fort Dodge, Iowa, and our paper mill in Gypsum, Ohio, and for additional salaried workforce reductions in response to current market conditions. The remaining $1 million primarily related to employee relocation and other expenses associated with the closing of facilities in 2007. See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring charges and the restructuring reserve as of March 31, 2008.
Interest Expense
Interest expense was $17 million in the first quarter of 2008 compared with $44 million in the first quarter of 2007. First quarter 2007 interest expense was higher due to a higher level of borrowings as well as a $10 million pretax charge to write off deferred financing fees related primarily to our repayment of a $1.065 billion tax bridge loan in March 2007.
Income Tax Expense (Benefit)
An income tax benefit of $34 million was recorded in the first quarter of 2008. Income tax expense was $18 million in the first quarter of 2007. The effective tax rates were 43.6% and 30.2% for the respective periods. The 2008 tax benefit results from our anticipated carryforward of the loss in the first quarter of 2008 to offset U.S. state and federal income taxes in future years. The higher effective tax rate in 2008 is a result of the relative weightings of the loss in 2008 and the income in 2007 between the U.S., with a higher total tax rate, and lower taxed foreign jurisdictions. In addition, first quarter 2007 results included a $6.6 million favorable tax adjustment resulting from a correction of the December 31, 2006 deferred tax balances. Without the adjustment, the effective tax rate for the first quarter of 2007 would have been 41.3%.
Net Earnings (Loss)
A net loss of $45 million, or $0.45 per diluted share, was recorded for the first quarter of 2008. Net earnings were $41 million, or $0.45 per diluted share, for the first quarter of 2007.

CORE BUSINESS RESULTS OF OPERATIONS

(millions)	Net Sales		Operating Profit (Loss)
Three Months ended March 31,	2008	2007	2008	2007

North American Gypsum:
U.S. Gypsum Company	$514	$661	$(64)	$81
CGC Inc. (gypsum)	84	77	4	6
USG Mexico, S.A. de C.V.	47	43	4	7
Other *	16	17	(1)	(1)
Eliminations	(43)	(41)	—	—

Total	618	757	(57)	93

Building Products Distribution:
L&W Supply Corporation	490	504	(1)	26

Worldwide Ceilings:
USG Interiors, Inc.	135	125	15	8
USG International	73	69	4	4
CGC Inc. (ceilings)	15	15	3	2
Eliminations	(12)	(12)	—	—

Total	211	197	22	14

Eliminations	(154)	(199)	1	1
Corporate	—	—	(30)	(39)

Total USG Corporation	$1,165	$1,259	$(65)	$95

*	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.
North American Gypsum
Net sales of $618 million in the first quarter of 2008 were down 18% from the first quarter of 2007. An operating loss of $57 million was incurred in the first quarter of 2008 compared with operating profit of $93 million for the prior-year period. The operating loss for the first quarter of 2008 included start-up costs totaling $12 million for several new manufacturing facilities and restructuring charges totaling $4 million.
United States Gypsum Company: First quarter 2008 net sales decreased $147 million, or 22%, compared with the first quarter of 2007. An operating loss of $64 million was incurred in the first quarter of 2008 compared with operating profit of $81 million for the prior-year period. Results were adversely affected by lower average selling prices, higher manufacturing costs and lower demand and for gypsum wallboard. The operating loss for the first quarter of 2008 included the charges totaling $12 million for start-up costs for our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich. That operating loss also included restructuring charges totaling $4 million primarily related to severance and facility shutdowns.
U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 2.12 billion square feet during the first quarter of 2008, a 3% decline compared with 2.19 billion square feet in the first quarter of 2007. Industry shipments of gypsum wallboard were down approximately 13% from the first quarter of 2007.

U.S. Gypsum’s nationwide average realized selling price for SHEETROCK ® brand gypsum wallboard declined to $104.41 per thousand square feet for the first quarter of 2008, a 36% decrease compared to the average price of $164.12 for first quarter 2007 and a 5% decrease from the average price of $110.29 for the fourth quarter of 2007. U.S. Gypsum announced and implemented an increase in the price of its gypsum wallboard near the end of the first quarter of 2008. However, industry capacity utilization rates remain low and the future direction of wallboard prices remains uncertain.
Unit manufacturing costs for SHEETROCK ® brand gypsum wallboard were up 7% in the first quarter of 2008 compared with last year’s first quarter primarily due to higher prices for wastepaper and other raw materials.
Net sales and gross profit for SHEETROCK ® brand joint compound and DUROCK ® brand cement board declined compared with the first quarter of 2007 primarily due to lower volume. Gross profit for joint compound also was adversely affected by higher manufacturing costs. Net sales and gross profit for FIBEROCK ® brand gypsum fiber panels increased compared with the first quarter of 2007 as a result of increased volume, higher selling prices and lower manufacturing costs.
CGC Inc.: First quarter 2008 net sales for the gypsum business of Canada-based CGC increased $7 million, but operating profit was down $2 million compared with the first quarter of 2007. The increase in net sales was largely due to the favorable effects of currency translation, which more than offset a 5% decline in shipments and a 15% decline in the average selling price for SHEETROCK ® brand gypsum wallboard. The higher net sales also reflected higher selling prices and shipments for joint compound products. Operating profit declined primarily due to the lower average gypsum wallboard selling price.
USG Mexico, S.A. de C.V.: Net sales in the first quarter of 2008 for our Mexico-based subsidiary rose $4 million compared with the corresponding 2007 period primarily due to increased shipments of cement board and construction plaster. However, operating profit was down $3 million largely due to a 6% decline in the average selling price and a 13% increase in manufacturing costs for gypsum wallboard. Manufacturing costs were adversely affected by higher prices for energy and raw materials.
Building Products Distribution
L&W Supply’s net sales in the first quarter of 2008 were $490 million, down $14 million, or 3%, compared with the first quarter of 2007. This decline primarily reflected lower selling prices and shipments for gypsum wallboard as a result of weak residential construction demand, partially offset by the positive impact of the 2007 acquisition of CALPLY. On a same-location basis, net sales for the first quarter of 2008 decreased 24% compared with the first quarter of 2007.
During the first quarter of 2008, gypsum wallboard shipments declined 8% compared with last year’s first quarter. Reflecting the relative strength of the commercial construction market and the acquisition of CALPLY in late March

2007, sales of L&W Supply’s ceiling, construction metal and insulation products were up 24% compared with the first quarter of 2007.
An operating loss of $1 million was recorded in the first quarter of 2008 compared with operating profit of $26 million in the first quarter of 2007. The declines in gypsum wallboard shipments and profit margins were the primary reasons for the lower level of operating results. Profit margins for most other product lines experienced modest declines. An inventory adjustment charge of $3 million and intangible asset amortization expense of $2 million in the first quarter of 2008 further reduced L&W Supply’s operating profit compared with the first quarter of 2007.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions and the integration of CALPLY, it closed 10 locations during the first quarter of 2008. Also, one new L&W Supply center opened during this period. As of March 31, 2008, L&W Supply operated 238 locations in the United States and Mexico compared with 247 locations as of December 31, 2007 and 251 locations as of March 31, 2007.
Worldwide Ceilings
Net sales in the first quarter of 2008 were $211 million, up $14 million from the first quarter of 2007. Operating profit increased to $22 million from $14 million a year ago.
USG Interiors, Inc.: USG’s domestic ceilings business, USG Interiors, reported first quarter 2008 net sales of $135 million, an increase of $10 million, compared with last year’s first quarter. Operating profit almost doubled to $15 million versus the $8 million reported in the first quarter of 2007. These results reflect higher selling prices and shipments for ceiling tile and grid. Manufacturing efficiencies were also achieved, but were partially offset by higher energy and raw material costs.
USG International: Net sales in the first quarter of 2008 were $73 million, up $4 million compared with the first quarter of 2007. This increase primarily reflects increased demand for ceiling grid and joint compound in Europe and the favorable effects of currency translation. Operating profit of $4 million in the first quarter of 2008 was unchanged from last year’s first quarter primarily due to favorable ceiling grid and joint compound gross profit margins in Europe and the favorable effects of currency translation offset by higher selling and administrative expenses.
CGC Inc.: Net sales of $15 million for the ceilings business of CGC was unchanged compared with the first quarter of 2007. Operating profit of $3 million compared with $2 million in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2008, we had cash and cash equivalents of $190 million compared with $297 million as of December 31, 2007. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and asset dispositions. Transactions of these types may result in material cash expenditures or proceeds.
We have a credit agreement with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of March 31, 2008, the outstanding loan balance under the revolving credit facility was $45 million and we had approximately $78 million of outstanding letters of credit. See Note 8 to the Condensed Consolidated Financial Statements for information regarding the credit agreement.
We expect to fund future growth projects from cash on hand, cash available from future operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility. Also, to fund future growth projects, we may from time to time consider other debt or equity financing alternatives to supplement, or as an alternative to, financing under the revolving credit facility.
Cash Flows
The following table presents a summary of our cash flows:

(millions)

Three Months ended March 31,	2008	2007

Net cash provided by (used for):
Operating activities	$(47)	$1,073
Investing activities	(105)	(384)
Financing activities	44	(843)
Effect of exchange rate changes on cash	1	—

Net decrease in cash and cash equivalents	$(107)	$(154)

Operating Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2007 receipt of a federal tax refund of $1.057 billion.
Investing Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2007 expenditure of $279 million for acquisitions.
Financing Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2008 borrowing of $45 million under our revolving credit facility and our repayment of $1.265 billion of borrowings under our tax bridge and term loan facilities in the first quarter of 2007. These repayments were partially offset by net proceeds of $422 million from our March 2007 public equity offering.
Capital Expenditures
Capital spending amounted to $105 million in the first quarter of 2008 compared with $111 million in the corresponding 2007 period. Capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $251 million as of March 31, 2008 compared with $302 million as of December 31, 2007. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of March 31, 2008 include the following with the estimated total costs indicated:
•	approximately $133 million to acquire a paper mill in Otsego, Mich., in 2006 and to convert it to manufacture high-quality, low-cost paper for U.S. Gypsum’s wallboard plants. The plant is expected to begin production in the second quarter of 2008;

•	approximately $237 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States. Construction of this plant began in late 2006 and is expected to be completed in the second half of 2008;

•	approximately $75 million for a new 40,000-ton self-unloading ship expected to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in the second half of 2008; and

•	approximately $226 million for a new, low-cost gypsum wallboard plant in Stockton, Calif., that will serve Northern California. Construction of this plant is scheduled to begin in the second half of 2009 and to be completed in 2011.
Working Capital
As of March 31, 2008, working capital (current assets less current liabilities) amounted to $593 million, and the ratio of current assets to current liabilities was 1.90-to-1. As of December 31, 2007, working capital amounted to $684 million, and the ratio of current assets to current liabilities was 2.21-to-1. The decrease in working capital primarily reflected a $107 million decrease in cash and cash equivalents. Increases in receivables and inventories were virtually offset by increases in accounts payable and short-term borrowings under our revolving credit facility.
Receivables increased to $520 million as of March 31, 2008 from $430 million as of December 31, 2007. During the same period, inventories increased to $390 million from $377 million, and accounts payable increased to $387 million from $328 million. The higher level of receivables largely reflected a 15% increase in net sales for the month of March 2008 compared with December 2007. Accrued expenses decreased to $221 million as of March 31, 2008 from $234 million as of December 31, 2007 largely due to the payment of employee incentive compensation in the first quarter.
Debt
Total long-term debt, consisting of senior notes and industrial revenue bonds, amounted to $1.238 billion as of both March 31, 2008 and December 31, 2007. We also had short-term borrowings of $45 million outstanding under our revolving credit facility as of March 31, 2008. See Note 8 to the Condensed Consolidated Financial Statements for additional information on our debt.
Fair-Value Measurements
When valuing our derivative portfolio under Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” we use readily observable market data in conjunction with internally developed valuation models. Consequently, we designate our derivatives as Level 2. We did not use Level 3 unobservable inputs in our fair-value measurement of derivatives. See Note 10 to the Condensed Consolidated Financial Statements for additional information on our fair-value measurement of derivatives.
REALIZATION OF DEFERRED TAX ASSET
Our consolidated balance sheet as of March 31, 2008 includes a gross deferred tax asset of $490 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss and tax credit carryforwards arising in the first quarter of 2008 and prior years. We have concluded, based on the weight of available evidence, that all but $62 million of these tax benefits are more likely than not to be realized in the future.
In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all but $1 million of the $257 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards.
In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, in these states our net operating loss carryforwards are significantly higher than our federal net operating loss carryforward. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $61 million of the $220 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.
We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that we expect to utilize in full based on taxable income projected to be realized in those jurisdictions in future years.
During the first quarter of 2008, we decreased our valuation allowance for deferred tax assets by a total of $1 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years.
LEGAL CONTINGENCIES
USG and certain of its subsidiaries have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of so-called Superfund sites in the United States. See Note 17 to the Condensed Consolidated Financial Statements for additional information on environmental litigation. We do not expect the environmental or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the Securities and Exchange Commission on February 15, 2008, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. (see Note 10 to the Condensed Consolidated Financial Statements).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon our adoption of this statement effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions completed before its effective date.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.
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
During the first quarter of 2008, we completed the roll out of a new human resource and payroll system in the United States and Canada.
Changes related to the new system represented the only changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We anticipate that we will continue to invest in our technology systems, and we will review the impact of any future changes to our internal controls over financial reporting as new systems are implemented.
CALPLY has accounting processes and internal controls different from those at USG. We do not consider the acquisition of CALPLY to have materially affected our internal control over financial reporting. Our Sarbanes-Oxley Section 404 attestation will include CALPLY in 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of USG Corporation and subsidiaries (the “Corporation”) as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 10, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” effective January 1, 2008.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of USG Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion (which included an explanatory paragraph concerning a change in the method of accounting due to the Corporation’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109”, in 2007) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
April 29, 2008

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17, Litigation, for information concerning environmental litigation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, three of our non-employee directors deferred their quarterly retainers for service as directors that were payable on March 31, 2008 into a total of approximately 1,740 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that act.
ITEM 6. EXHIBITS
10.1	Amendment No. 1, dated as of February 14, 2008, to the Amended and Restated Credit Agreement, dated as of July 31, 2007, among USG Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (incorporated by reference to Exhibit 10.25 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008).

10.2	USG Corporation 2008 Annual Management Incentive Program (Corporate Officers Only) (incorporated by reference to Exhibit 10.46 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008). *

10.3	Annual Base Salaries of Named Executive Officers * **

15.	Letter from Deloitte & Touche LLP regarding unaudited financial information **

18.	Letter from Deloitte & Touche LLP regarding change in accounting principle **

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

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
D. Rick Lowes,
Senior Vice President and Controller

April 29, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.1	Amendment No. 1, dated as of February 14, 2008, to the Amended and Restated Credit Agreement, dated as of July 31, 2007, among USG Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (incorporated by reference to Exhibit 10.25 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008).

10.2	USG Corporation 2008 Annual Management Incentive Program (Corporate Officers Only) (incorporated by reference to Exhibit 10.46 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008). *

10.3	Annual Base Salaries of Named Executive Officers * **

15.	Letter from Deloitte & Touche LLP regarding unaudited financial information **

18.	Letter from Deloitte & Touche LLP regarding change in accounting principle **

31.3	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.4	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.3	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.4	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith