Form 10-Q
period 2008-06-30
USG CORP
filed 2008-07-31
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
The number of shares of the registrant’s common stock outstanding as of June 30, 2008 was 99,076,277.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions, except per-share and share data)	2008	2007	2008	2007

Net sales	$1,251	$1,408	$2,416	$2,667
Cost of products sold	1,180	1,206	2,304	2,253

Gross profit	71	202	112	414
Selling and administrative expenses	94	99	196	216
Restructuring and impairment charges	21	15	25	15

Operating profit (loss)	(44)	88	(109)	183
Interest expense	21	19	38	63
Interest income	(1)	(5)	(3)	(13)
Other income, net	—	(2)	(1)	(2)

Earnings (loss) before income taxes	(64)	76	(143)	135

Income tax expense (benefit)	(24)	20	(58)	38

Net earnings (loss)	(40)	56	(85)	97

Earnings (loss) per common share:
Basic	$(0.40)	$0.56	$(0.85)	$1.01
Diluted	$(0.40)	$0.56	$(0.85)	$1.01

Average common shares	99,071,435	98,933,442	99,064,529	95,154,810
Average diluted common shares	99,071,435	99,285,127	99,064,529	95,475,012
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30,	December 31,
(millions)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$181	$297
Receivables (net of reserves – $16 and $17)	553	430
Inventories	416	377
Income taxes receivable	15	37
Deferred income taxes	27	53
Other current assets	123	57

Total current assets	1,315	1,251

Property, plant and equipment (net of accumulated depreciation and depletion – $1,328 and $1,249)	2,665	2,596
Deferred income taxes	285	228
Goodwill	229	226
Other assets	346	320

Total Assets	$4,840	$4,621

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$386	$328
Accrued expenses	243	234
Income taxes payable	7	5

Total current liabilities	636	567

Long-term debt	1,385	1,238
Deferred income taxes	11	10
Other liabilities	626	613
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(203)	(204)
Capital received in excess of par value	2,624	2,607
Accumulated other comprehensive income	65	9
Retained earnings (deficit)	(314)	(229)

Total stockholders’ equity	2,182	2,193

Total Liabilities and Stockholders’ Equity	$4,840	$4,621

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(millions)	2008	2007
Operating Activities
Net earnings (loss)	$(85)	$97
Adjustments to reconcile net earnings (loss) to net cash:
Depreciation, depletion and amortization	89	87
Share-based compensation expense	18	15
Deferred income taxes	(66)	18
(Increase) decrease in working capital (net of acquisitions):
Receivables	(122)	(88)
Income taxes receivable	22	1,068
Inventories	(39)	15
Payables	80	15
Accrued expenses	9	(43)
Decrease (increase) in other assets	(13)	(35)
Increase in other liabilities	17	30
Reorganization distribution – other	—	(40)
Other, net	(1)	12

Net cash (used for) provided by operating activities	(91)	1,151

Investing Activities
Capital expenditures	(172)	(224)
Acquisitions of businesses, net of cash acquired	(1)	(279)
Return of restricted cash	—	6
Net proceeds from asset disposition	—	1

Net cash used for investing activities	(173)	(496)

Financing Activities
Issuance of debt	522	—
Repayment of debt	(375)	(1,265)
Payment of debt issuance fees	(1)	—
Proceeds from equity offering, net of fees	—	422

Net cash provided by (used for) financing activities	146	(843)

Effect of exchange rate changes on cash	2	3

Net decrease in cash and cash equivalents	(116)	(185)
Cash and cash equivalents at beginning of period	297	565

Cash and cash equivalents at end of period	$181	$380

Supplemental Cash Flow Disclosures:
Interest paid	36	55
Income taxes refunded, net	(19)	(1,046)
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. (see Note 11).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon our adoption of this statement effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our financial statements.
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

3. RESTRUCTURING AND IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented several restructuring activities in 2008 and 2007.
2008 Restructuring Charges
During the first six months of 2008, we recorded restructuring charges totaling $25 million pretax. Of this amount, $21 million was recorded in the second quarter and $4 million was recorded in the first quarter.
The second quarter restructuring charges of $21 million included $15 million for salaried workforce reductions. The number of employees terminated and open positions eliminated during the second quarter as a result of these reductions was approximately 450. Charges of $5 million related to the closure of distribution locations and additional expenses associated with manufacturing facilities that were shut down in the first quarter of 2008. The remaining $1 million primarily related to expenses associated with the closing of facilities in 2007.
The first quarter restructuring charges of $4 million included $3 million primarily for severance related to the closure of our gypsum wallboard line in Boston, Mass., as well as the temporary shutdowns of our gypsum wallboard line in Fort Dodge, Iowa, and our paper mill in Gypsum, Ohio and for salaried workforce reductions in the first quarter. The remaining $1 million primarily related to expenses associated with the closing of facilities in 2007.
Our estimate of total restructuring charges for 2008 is $26 million. This estimate includes the first and second quarter charges totaling $25 million and approximately $1 million of additional expenses that we expect to record during the second half of 2008 for approximately 15 employees who are part of our workforce reductions, but are continuing to provide services after June 30. Of the $26 million estimated amount for 2008, $14 million relates to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
2007 Restructuring and Impairment Charges
In 2007, we recorded restructuring and impairment charges that totaled $26 million pretax. This amount included $18 million for salaried workforce reductions, $2 million for facility shutdowns and $6 million for asset impairments.

Restructuring Reserve
A restructuring reserve of $13 million was included in accrued expenses on the consolidated balance sheet as of June 30, 2008. We expect all of the accrued expenses to be paid by early 2009. This reserve is summarized as follows:

	Balance	First Six Months of 2008			Balance
	as of		Cash	Other	as of
(millions)	1/1/08	Charges	Payments	Non-Cash	6/30/08
2008 Restructuring Activities:
Salaried workforce reductions	$—	$16	$(11)	$(1)	$4
Facility shutdowns	—	7	(4)	—	3

Subtotal	—	23	(15)	(1)	7

2007 Restructuring Activities:
Salaried workforce reductions	$6	$—	$(1)	$—	$5
Facility shutdowns	1	2	(2)	—	1

Subtotal	7	2	(3)	—	6

Total	$7	$25	$(18)	$(1)	$13

4. SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2008	2007	2008	2007
Net Sales:
North American Gypsum	$625	$754	$1,243	$1,511
Building Products Distribution	542	654	1,032	1,158
Worldwide Ceilings	237	210	448	407
Eliminations	(153)	(210)	(307)	(409)

Total USG Corporation	$1,251	$1,408	$2,416	$2,667

Operating Profit (Loss):
North American Gypsum	$(56)	$42	$(113)	$135
Building Products Distribution	7	45	6	71
Worldwide Ceilings	28	17	50	31
Corporate	(24)	(22)	(54)	(61)
Eliminations	1	6	2	7

Total USG Corporation	$(44)	$88	$(109)	$183

The total operating loss for the second quarter of 2008 includes restructuring charges totaling $21 million. On an operating segment basis, $9 million of the charges relates to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
The total operating loss for the first six months of 2008 includes restructuring charges totaling $25 million. On an operating segment basis, $13 million of the charges relates to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

The total operating profit for the second quarter and first six months of 2007 includes restructuring and impairment charges totaling $15 million. On an operating segment basis, $12 million of the charges relate to North American Gypsum and $1 million relates to each of Building Products Distribution, Worldwide Ceilings and Corporate.
See Note 3 for information related to restructuring and impairment charges and the restructuring reserve as of June 30, 2008.
5. EARNINGS PER SHARE
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

			Weighted
	Net		Average
	Earnings	Shares	Per-Share
(millions, except per-share and share data)	(Loss)	(000)	Amount
Three Months Ended June 30, 2008:
Basic loss	$(40)	99,071	$(0.40)

Diluted loss	$(40)	99,071	$(0.40)

Three Months Ended June 30, 2007:
Basic earnings	$56	98,933	$0.56
Dilutive effect of stock options		352

Diluted earnings	$56	99,285	$0.56

Six Months Ended June 30, 2008:
Basic loss	$(85)	99,065	$(0.85)

Diluted loss	$(85)	99,065	$(0.85)

Six Months Ended June 30, 2007:
Basic earnings	$97	95,155	$1.01
Dilutive effect of stock options		320

Diluted earnings	$97	95,475	$1.01

The diluted losses per share for the second quarter and first six months of 2008 were computed using the weighted average number of common shares outstanding during those periods. Options, RSUs and performance shares with respect to 3.4 million common shares for the second quarter of 2008 and 3.4 million common shares for the first six months of 2008 were not included in the computation of diluted loss per share for those periods because they were anti-dilutive.
Options, RSUs and performance shares with respect to 1.6 million common shares for the second quarter of 2007 and 1.7 million common shares for the first six months of 2007 were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive.

6. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) consisted of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2008	2007	2008	2007
Net earnings (loss)	$(40)	$56	$(85)	$97
Gain (loss) on derivatives, net of tax	24	(7)	48	14
Gain (loss) on unrecognized pension and postretirement benefit costs, net of tax *	5	(4)	5	(3)
Foreign currency translation, net of tax	5	25	3	27

Total comprehensive income (loss)	$(6)	$70	$(29)	$135

*	Includes the impact of the actual results of the 2007 actuarial valuations for the pension and postretirement benefit plans.
Total AOCI consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2008	2007
Gain (loss) on derivatives, net of tax	$43	$(5)
Loss on unrecognized on pension and postretirement benefit plans, net of tax	(57)	(62)
Foreign currency translation, net of tax	80	77
Unrealized loss on marketable securities, net of tax	(1)	(1)

Total AOCI	$65	$9

After-tax gains on derivatives reclassified from AOCI to earnings were $7 million during the second quarter of 2008. We estimate that we will reclassify a net $32 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.
7. INVENTORIES
Total inventories consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2008	2007
Finished goods and work in progress	$339	$290
Raw materials	77	87

Total	$416	$377

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	North	Building
	American	Products	Worldwide
(millions)	Gypsum	Distribution	Ceilings	Total
Balance as of January 1, 2008	$1	$213	$12	$226
Purchase accounting adjustment	—	3	—	3

Balance as of June 30, 2008	$1	$216	$12	$229

Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of June 30, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount	Amortization	Net	Amount	Amortization	Net
Amortized Intangible Assets:
Customer relationships	$70	$9	$61	$70	$6	$64
Other	10	3	7	10	2	8

Total Amortized Intangible Assets	80	12	68	80	8	72

Unamortized Intangible Assets:
Trade names	66	—	66	66	—	66
Other	9	—	9	8	—	8

Total Unamortized Intangible Assets	75	—	75	74	—	74

Total Other Intangible Assets	$155	$12	$143	$154	$8	$146

Total amortization expense for other intangible assets was $4 million for the first six months of 2008. Total amortization expense was immaterial for the first six months of 2007. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2008 through 2011 and $7 million for each of the years 2012 and 2013.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform impairment tests for goodwill annually, or more frequently if events or circumstances indicate it might be impaired. Historically, we have performed our annual impairment test as of May 31 of each year. In the first quarter of 2008, we decided to change our annual goodwill impairment testing date from May 31 to October 31 of each year to coincide with the timing of our annual forecasting process and thus allow for the use of more current information in the goodwill impairment test. The impact (if any) of this change will be disclosed in the fourth quarter of 2008, which is the quarter in which the new testing date will take effect. We believe this change in the method of applying an accounting principle is preferable under the circumstances. We have determined that the change will not result in any adjustment to our prior period consolidated financial statements when applied retrospectively. For 2008, in order that no more than 12 months elapse between testing dates, we performed the impairment tests as of May 31 and plan to update it as of October 31. The impairment tests performed on May 31, 2008 indicated that no impairment existed. We do not anticipate that this change will result in the delay, acceleration or avoidance of recording a potential future impairment.

9. ACQUISITIONS
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
L&W Supply Corporation acquired California Wholesale Material Supply, Inc., or CALPLY, on March 30, 2007, and USG Mexico, S.A. de C.V. acquired the assets of Grupo Supremo on March 28, 2007. During the first quarter of 2008, we finalized the allocation of the purchase prices for these acquisitions with no significant change from the preliminary allocation.
The final allocation of the purchase price for CALPLY is summarized below:

(millions)
Cash	$4
Accounts receivable	73
Inventories	37
Property, plant and equipment	6
Goodwill	84
Other intangible assets	115
Other assets acquired	6

Total assets acquired	325
Total liabilities assumed	53

Total net assets acquired	$272

10. DERIVATIVE INSTRUMENTS
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
Commodity Derivative Instruments
As of June 30, 2008, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $173 million. As of June 30, 2008, the fair value of these swap contracts, which remained in AOCI, was a $75 million pretax unrealized gain.
Foreign Exchange Derivative Instruments
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $104 million, and all contracts mature by December 29, 2009. As of June 30, 2008, the fair value of these hedges was a $5 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of June 30, 2008, the fair value of these hedges, which remained in AOCI, was a $1 million unrealized loss.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We may receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral under certain conditions. As of June 30, 2008, we had posted $1 million of collateral. We enter into master agreements which contain netting arrangements that minimize counterparty credit exposure.

11. FAIR VALUE MEASUREMENTS
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
When valuing our derivative portfolio, we use readily observable market data in conjunction with internally developed valuation models. Consequently, we designate our derivatives as Level 2. As of June 30, 2008, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(millions)	2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$85	$—	$85	$—
Derivative liabilities	(12)	—	(12)	—
Marketable securities	3	3	—	—

12. DEBT
Credit Facility
We have a credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement consists of a $650 million unsecured revolving credit facility with a $250 million sublimit for letters of credit. This facility is available to fund working capital needs and for other general corporate purposes.
Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the credit facility’s credit rating. Based on our current credit ratings, the margin for LIBOR borrowings is 1.275%. We are also required to pay facility fees on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit facility’s credit rating. We have the ability to repay amounts outstanding under the credit facility at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012. As of June 30, 2008, the outstanding loan balance under the revolving credit facility was $147 million and we had approximately $78 million of outstanding letters of credit. We classified the $147 million borrowing under the revolving credit facility as long-term debt on our condensed consolidated balance sheet.
The credit agreement requires that we meet and maintain certain financial ratios and tests and comply with certain restrictions and conditions, including:
•	through 2010, we are required to maintain aggregate liquidity of at least $300 million, including at least $100 million of cash, cash equivalents and marketable securities;

•	through 2010, we are prohibited from paying a dividend on, or repurchasing, our stock if our earnings before interest, taxes, depreciation, amortization and other non-cash adjustments, or EBITDA, are below $75 million;

•	through 2010, we are required to maintain specified minimum levels of EBITDA;

•	our ratio of debt to total capitalization is limited to 45% in 2008, 47.5% in 2009 and 50% in 2010;

•	beginning in 2010, we will be required to have a minimum interest coverage ratio (as defined in the credit agreement) starting at not less than 1.00-to-1.00 and increasing to not less than 2.00-to-1.00 in 2011; and

•	beginning in 2011, we will be required to have a maximum leverage ratio (as defined in the credit agreement) of no more than 4.25-to-1.00.

Also, our material U.S. subsidiaries will be required to guarantee our obligations under the credit facility if our senior unsecured notes are rated below their current level. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. We were in compliance with all financial ratios, tests and covenants as of June 30, 2008.
Senior Notes
The interest rate payable on our $500 million of 7.75% senior unsecured notes maturing in January 2018 is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 8.0%.
13. ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six Months Ended June 30,
(millions)	2008	2007
Balance as of January 1	$85	$78
Accretion expense	2	2
Foreign currency translation	—	1

Balance as of June 30	$87	$81

14. EMPLOYEE RETIREMENT PLANS
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2008	2007	2008	2007
Pension:
Service cost of benefits earned	$8	$10	$17	$20
Interest cost on projected benefit obligation	17	17	35	33
Expected return on plan assets	(19)	(18)	(39)	(36)
Net amortization	2	2	3	5

Net pension cost	$8	$11	$16	$22

Postretirement:
Service cost of benefits earned	$3	$4	$7	$8
Interest cost on projected benefit obligation	7	6	13	12
Net amortization	(2)	(1)	(3)	(2)

Net postretirement cost	$8	$9	$17	$18

In accordance with our funding policy, we currently plan to contribute approximately $54 million to our pension plans in 2008.

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
We estimated the fair value of each stock option granted under the LTIP to be $14.78 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatility of our common stock. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings that concluded in 2006 on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC’s Staff Accounting Bulletin No. 110.
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
16. INCOME TAXES
We have net operating loss, or NOL, and tax credit carryforwards in varying amounts in the U.S. and numerous state and foreign jurisdictions. In the U.S., $455 million of the federal NOL that we reported in 2006 and the $25 million of NOL that we expect to report for 2007 are being carried forward and can be an offset against federal taxable income arising in subsequent years. We also have federal tax credit carryforwards of $81 million, primarily alternative minimum tax and foreign tax credits, that can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years from the date of origin, the alternative minimum tax credits can be carried forward indefinitely and the foreign tax credits can be carried forward for 10 years from the date of origin. At the U.S. state level, much of the 2006 and 2007 state NOLs, which average $76 million per state, are being carried forward since many states do not allow the carryback of an NOL in any material amount. The 2006 and 2007 state NOLs, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from five to 20 years from the date of origin.
We have established a valuation allowance for deferred tax assets relating to certain of our NOL and tax credit carryforwards because of uncertainty regarding their ultimate realization. During the first six months of 2008, we increased our valuation allowance for these deferred tax assets by a total of $1 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years. We continue to assess the realizability of our deferred tax assets by considering, among other factors, our forecast of future income. If the recent history of operating losses continues, we may reassess our view of the realizability of certain state net operating losses. Based on these assessments, it is possible that an increase to our valuation allowance for state net operating losses may be required in future periods. Of the total valuation allowance as of June 30, 2008, $63 million relates to U.S. state net operating loss and tax credit carryforwards and $1 million relates to federal foreign tax credit carryforwards.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax – an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. There were no significant changes to the amount of our unrecognized tax benefits during the second quarter of 2008.
Our federal income tax returns for 2004 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an examination of the federal income tax returns we filed for the years 2005 and 2006 and is expected to complete the examination by December 31, 2008. The IRS has not proposed any material adjustments for 2005 or 2006 as of June 30, 2008. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the IRS, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of zero to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
17. LITIGATION
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned.
We believe that appropriate reserves have been established for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these environmental matters or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.

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
Worldwide Ceilings: Worldwide Ceilings, which manufactures and markets interior systems products worldwide, includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. It manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets both ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-Pacific region and gypsum wallboard in Latin America.

Geographic Information: In 2007, approximately 84% of our net sales were attributable to the United States. Canada accounted for approximately 8% of net sales and other foreign countries accounted for the remaining 8%.
Financial Information
Consolidated net sales in the second quarter of 2008 were $1.251 billion, down 11% from the second quarter of 2007. An operating loss of $44 million and a net loss of $40 million, or $0.40 per diluted share, were incurred in the second quarter of 2008. These results compared with operating profit of $88 million and net earnings of $56 million, or $0.56 per diluted share, in the second quarter of 2007. Results for the second quarter of 2008 included restructuring charges totaling $21 million pretax and start-up costs for new manufacturing facilities totaling $4 million pretax. Results for the second quarter of 2007 included restructuring charges of $15 million pretax. The restructuring activities in the second quarters of 2008 and 2007 primarily included salaried workforce reductions and plant shutdowns.
The steep decline in the U.S. housing market, combined with unprecedented increases in the cost of key raw materials and energy, resulted in losses in our core wallboard business. Our domestic gypsum wallboard business, which is closely tied to the new residential and home remodeling segments, has been hardest hit. Our distribution business, which serves both residential and commercial markets, has also seen sales and profitability decline due to the slowdown in its residential business. However, our ceilings business, which serves the non-residential market, reported improved sales and profits.
For the second quarter of 2008, housing starts dropped 32% compared with the second quarter of 2007. The residential repair and remodeling market softened as well. This has led to lower wallboard shipments and prices and has reduced our sales and profits compared to last year. U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 1.9 billion square feet during the second quarter of 2008, a 21% decline compared with 2.4 billion square feet in the second quarter of 2007. U.S. Gypsum’s nationwide realized selling price for SHEETROCK® brand gypsum wallboard averaged $109.81 per thousand square feet for the second quarter of 2008, a decrease of 23% compared with $141.97 in the second quarter of 2007, but an increase of 5% compared with $104.41 in the first quarter of 2008. U.S. Gypsum announced and implemented price increases on gypsum wallboard in the first and second quarters of 2008 and recently announced an increase for August. However, profitability for U.S. Gypsum continues to be adversely affected by higher manufacturing costs for gypsum wallboard largely due to higher prices for raw materials and energy and higher transportation costs due to increased freight fuel surcharges.

Market Conditions And Outlook
Industry shipments of gypsum wallboard in the United States were an estimated 6.74 billion square feet in the second quarter of 2008 compared with 8.16 billion square feet in the second quarter of 2007 and 6.87 billion square feet in the first quarter of 2008. Overall, we expect industry demand for gypsum wallboard in 2008 to be down approximately 10-15% from last year. Industry capacity utilization rates were approximately 64% during the second quarter of 2008 and are expected to remain below 70% for the full year unless the industry closes manufacturing capacity. At such a low level of capacity utilization, we may not be able to increase gypsum wallboard selling prices enough to offset higher manufacturing costs.
The housing market continues to be very challenging. New residential construction is down over 50% from the peak in 2005 and is likely to remain weak throughout 2009 as the inventory of unsold homes remains at historically high levels. We also expect declines in residential repair and remodeling expenditures and non-residential construction activity.
Since the market downturn began in 2006, we have reduced manufacturing costs by scaling back our operations to respond to these market conditions. During the second quarter of 2008, we suspended operations at our gypsum wallboard line at Ft. Dodge, Iowa, and our paper mill at Gypsum, Ohio. During the first quarter of 2008, we closed our 80-year-old Boston gypsum wallboard line. Over the course of the last eight quarters, we have announced closures and implemented curtailments totaling approximately 3.5 billion square feet of our highest cost wallboard manufacturing capacity.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 20 locations during the first six months of 2008. During that time, the company opened three new locations in other markets.
Construction of a new, low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States is expected to be completed in the second half of 2008. Our new wallboard plant at Norfolk, Va., and new paper mill at Otsego, Mich., will operate at a significantly lower cost than the operations they are replacing.
In the second quarter of 2008, we implemented another salaried workforce reduction with the elimination of approximately 450 salaried positions. We will continue adjusting our operations as conditions warrant.

Key Objectives
In order to perform as efficiently as possible during this challenging business cycle and to support our long-term growth objectives, we are continuing to focus on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions;

•	continue to invest in new, low-cost gypsum wallboard manufacturing capacity in order to maximize profits to support our long-term growth plan;

•	keep the enterprise financially strong to act on selective acquisition opportunities that support our long-term vision; and

•	continue to enhance financial flexibility.
CONSOLIDATED RESULTS OF OPERATIONS
The following is a summary of our consolidated statements of operations:

			% Increase
(dollars in millions, except per-share data)	2008	2007	(Decrease)
Three Months ended June 30:
Net sales	$1,251	$1,408	(11)%
Cost of products sold	1,180	1,206	(2)%
Gross profit	71	202	(65)%
Selling and administrative expenses	94	99	(5)%
Restructuring charges	21	15	40%
Operating profit (loss)	(44)	88	—
Interest expense	21	19	11%
Interest income	(1)	(5)	(80)%
Other income, net	—	(2)	—
Income tax expense (benefit)	(24)	20	—
Net earnings (loss)	(40)	56	—
Diluted earnings (loss) per share	(0.40)	0.56	—

Six Months ended June 30:
Net sales	$2,416	$2,667	(9)%
Cost of products sold	2,304	2,253	2%
Gross profit	112	414	(73)%
Selling and administrative expenses	196	216	(9)%
Restructuring charges	25	15	67%
Operating profit (loss)	(109)	183	—
Interest expense	38	63	(40)%
Interest income	(3)	(13)	(77)%
Other income, net	(1)	(2)	(50)%
Income tax expense (benefit)	(58)	38	—
Net earnings (loss)	(85)	97	—
Diluted earnings (loss) per share	(0.85)	1.01	—

Net Sales
Consolidated net sales in the second quarter and first six months of 2008 declined 11% and 9% from the respective 2007 periods primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under Core Business Results of Operations, net sales in the second quarter and first six months of 2008 for North American Gypsum and Building Products Distribution decreased compared with the same periods in 2007. Net sales in the second quarter and first six months of 2008 for Worldwide Ceilings improved compared with the respective prior-year periods.
Cost of Products Sold
Cost of products sold in the second quarter of 2008 was down 2% from the second quarter of 2007 primarily due to lower volume for gypsum wallboard and ceiling tile, partially offset by higher manufacturing costs, particularly for energy and raw materials. For the first six months of 2008, cost of products sold increased 2% compared with the first six months of 2007 primarily due to higher manufacturing costs. In addition, cost of products sold in 2008 included charges totaling $4 million in the second quarter and $16 million in the first six months for start-up costs for our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich.
Gross Profit
Gross profit for the second quarter and first six months of 2008 decreased 65% and 73% compared with the respective 2007 periods primarily due to lower shipments and selling prices and higher manufacturing costs for gypsum wallboard. The gross margin percentage was 5.7% in the second quarter of 2008, down from 14.3% in the second quarter of 2007. For the first six months of 2008, the gross margin percentage was 4.6%, down from 15.5% for the prior-year period.
Selling and Administrative Expenses
Selling and administrative expenses for the second quarter and first six months of 2008 decreased 5% and 9% compared with the respective 2007 periods primarily due to a company-wide emphasis on reducing expenses, including salaried workforce reductions. As a percent of consolidated net sales, selling and administrative expenses were 7.5% for the second quarter of 2008 and 8.1% for the first six months of 2008 compared with 7.0% for the second quarter of 2007 and 8.1% for the first six months of 2007.
Restructuring and Impairment Charges
Restructuring charges in the second quarter of 2008 of $21 million included $15 million for salaried workforce reductions. The number of employees terminated and open positions eliminated during the second quarter as a result of these reductions was approximately 450. Charges of $5 million related to the closure of distribution locations and additional expenses associated with manufacturing facilities that were shut down in the first quarter of 2008. The remaining $1 million primarily related to expenses associated with the closing of facilities in 2007.

Total restructuring charges during the first six months of 2008 were $25 million pretax. This amount included the $21 million of charges described above for the second quarter and $4 million of charges recorded in the first quarter of 2008 primarily related to severance and facility shutdowns.
In the second quarter of 2007, we recorded restructuring and impairment charges totaling $15 million pretax primarily related to severance and a facility shutdown.
See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring and impairment charges and the restructuring reserve as of June 30, 2008.
Interest Expense
Interest expense was $21 million for the second quarter of 2008 compared with $19 million for the second quarter of 2007. For the first six months of 2008, interest expense was $38 million compared with $63 million for the first six months of 2007. Interest expense was higher for the first six months of 2007 due to a higher average level of borrowings as well as a $10 million pretax charge to write off deferred financing fees related primarily to our repayment of a $1.065 billion tax bridge loan in March 2007.
Income Tax Expense (Benefit)
An income tax benefit of $24 million was recorded for the second quarter of 2008. Income tax expense was $20 million for the second quarter of 2007. The effective tax rates were 37.0% and 26.7% for the respective periods.
An income tax benefit of $58 million was recorded for the first six months of 2008 compared with income tax expense of $38 million for the corresponding 2007 period. The effective tax rates were 40.7% for the first six months of 2008 and 28.2% for the first six months of 2007.
The 2008 tax benefits result from our anticipated carryforward of most of the loss in the second quarter of 2008 to offset U.S. state and federal income taxes in future years. The higher effective tax rates in 2008 is a result of the relative weightings of the loss in 2008 and the income in 2007 between the U.S., with a higher total tax rate, and lower taxed foreign jurisdictions. In addition, first quarter 2007 results included a $6.6 million favorable tax adjustment resulting from a correction of the December 31, 2006 deferred tax balances and second quarter 2007 results included the favorable impact of several state tax law changes.
Net Earnings (Loss)
A net loss of $40 million, or $0.40 per diluted share, was recorded for the second quarter of 2008. The net loss for the first six months of 2008 was $85 million, or $0.85 per diluted share. These results compare with net earnings of $56 million, or $0.56 per diluted share, in the second quarter of 2007 and $97 million, or $1.01 per diluted share, in the first six months of 2007.

CORE BUSINESS RESULTS OF OPERATIONS

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2008	2007	2008	2007
Net Sales:
North American Gypsum:
United States Gypsum Company	$510	$655	$1,024	$1,316
CGC Inc. (gypsum)	90	79	174	156
USG Mexico, S.A. de C.V.	54	47	101	90
Other *	22	22	38	39
Eliminations	(51)	(49)	(94)	(90)

Total	625	754	1,243	1,511

Building Products Distribution:
L&W Supply Corporation	542	654	1,032	1,158

Worldwide Ceilings:
USG Interiors, Inc.	141	135	276	260
USG International	92	71	165	140
CGC Inc. (ceilings)	19	15	34	30
Eliminations	(15)	(11)	(27)	(23)

Total	237	210	448	407

Eliminations	(153)	(210)	(307)	(409)

Total USG Corporation	$1,251	$1,408	$2,416	$2,667

Operating Profit (Loss)**:
North American Gypsum:
United States Gypsum Company	$(65)	$30	$(129)	$111
CGC Inc. (gypsum)	(1)	1	3	7
USG Mexico, S.A. de C.V.	7	6	11	13
Other *	3	5	2	4

Total	(56)	42	(113)	135

Building Products Distribution:
L&W Supply Corporation	7	45	6	71

Worldwide Ceilings:
USG Interiors, Inc.	19	12	34	20
USG International	4	2	8	6
CGC Inc. (ceilings)	5	3	8	5

Total	28	17	50	31

Corporate	(24)	(22)	(54)	(61)
Eliminations	1	6	2	7

Total USG Corporation	$(44)	$88	$(109)	$183

*	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

**	Total operating loss for the second quarter of 2008 includes restructuring charges totaling $21 million pretax. On an operating segment basis, $9 million of the charges relates to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

Total operating loss for the first six months of 2008 includes restructuring charges totaling $25 million pretax. On an operating segment basis, $13 million of the charges relates to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

Total operating profit for the second quarter and first six months of 2007 includes restructuring charges totaling $15 million pretax. On an operating segment basis, $12 million of the charges relates to North American Gypsum and $1 million relates to each of Building Products Distribution, Worldwide Ceilings and Corporate.

North American Gypsum
Net sales in the second quarter of 2008 of $625 million were down 17% from the second quarter of 2007. An operating loss of $56 million was incurred in the second quarter of 2008 compared with operating profit of $42 million for the prior-year period. The operating loss in the second quarter of 2008 included restructuring charges totaling $9 million and start-up costs for new manufacturing facilities totaling $4 million. Operating profit for the second quarter of 2007 included restructuring charges totaling $12 million.
Net sales in the first six months of 2008 of $1.243 billion were down 18% compared with the first six months of 2007. An operating loss of $113 million was incurred in the first six months of 2008 compared with operating profit of $135 million for the prior-year period. The operating loss in the first six months of 2008 included start-up costs for new manufacturing facilities totaling $16 million and restructuring charges totaling $13 million. Operating profit for the first six months of 2007 included restructuring charges totaling $12 million.
United States Gypsum Company: Second quarter 2008 net sales decreased $145 million, or 22%, compared with the second quarter of 2007. An operating loss of $65 million was incurred in the second quarter of 2008 compared with operating profit of $30 million for the prior-year period. Results were adversely affected by lower average selling prices, lower shipments and higher manufacturing costs for gypsum wallboard. The operating loss for the second quarter of 2008 included restructuring charges totaling $7 million primarily related to severance and facility shutdowns. That operating loss also included the charges totaling $4 million for start-up costs for our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich. Operating profit for the second quarter of 2007 included restructuring charges totaling $10 million.
U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 1.9 billion square feet during the second quarter of 2008, a 21% decline compared with 2.4 billion square feet in the second quarter of 2007. Industry shipments of gypsum wallboard were down approximately 17% from the second quarter of 2007.
U.S. Gypsum’s nationwide realized selling price for SHEETROCK® brand gypsum wallboard averaged $109.81 per thousand square feet for the second quarter of 2008, a decrease of 23% compared with $141.97 in the second quarter of 2007, but an increase of 5% compared with $104.41 in the first quarter of 2008. U.S. Gypsum announced and implemented price increases on gypsum wallboard in the first and second quarters of 2008 and recently announced an increase for August.
Unit manufacturing costs for SHEETROCK® brand gypsum wallboard were up 11% in the second quarter of 2008 compared with last year’s second quarter primarily due to higher prices for raw materials and energy and higher transportation costs due to increased freight fuel surcharges.

Second quarter 2008 profit for U.S. Gypsum’s complementary product lines was lower compared to the second quarter of 2007, largely due to lower volumes and higher manufacturing costs for SHEETROCK® brand joint compounds. Profitability improved for FIBEROCK® brand gypsum fiber panels due to higher shipments and selling prices and lower manufacturing costs compared to the second quarter of 2007.
CGC Inc.: Second quarter 2008 net sales for the gypsum business of Canada-based CGC increased $11 million, or 14%, compared with the same period a year ago. An operating loss of $1 million was recorded in the second quarter of 2008 compared with operating profit of $1 million for last year’s second quarter. Net sales improved due to the favorable effects of currency translation and increased sales of complementary products, including joint treatment and gypsum fiber panels. Operating profit was adversely affected by lower average realized selling prices of SHEETROCK® brand gypsum wallboard.
USG Mexico, S.A. de C.V.: Net sales in the second quarter of 2008 for our Mexico-based subsidiary rose $7 million, or 15%, compared with the second quarter of 2007 largely due to increased shipments of cement board and construction plasters. Operating profit rose $1 million to $7 million compared with the same period last year.
Building Products Distribution
L&W Supply’s net sales in the second quarter of 2008 were $542 million, down $112 million, or 17%, compared with the second quarter of 2007. Operating profit was $7 million in the second quarter of 2008 compared with $45 million for last year’s second quarter. These declines primarily reflected lower selling prices and a 25% decline in gypsum wallboard shipments as a result of weak residential construction demand. Reflecting the relative strength of the commercial construction market, total sales of L&W Supply’s non-wallboard products were flat, but sales of its ceiling and construction metal products rose 16% compared to the second quarter of 2007. Operating profit for the second quarter of 2008 included restructuring charges of $5 million compared with restructuring charges of $1 million for last year’s second quarter.
For the first six months of 2008, L&W Supply’s net sales totaled $1.032 billion and operating profit was $6 million. These results compare with net sales of $1.158 billion and operating profit of $71 million for the first six months of 2007. On a same-location basis, net sales in the first six months of 2008 declined 18% versus the first six months of 2007.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 20 locations during the first six months of 2008. During that time, the company opened three new locations in other markets. As of June 30, 2008, L&W Supply operated 230 locations in the United States and Mexico compared with 247 locations as of December 31, 2007 and 249 locations as of June 30, 2007.

Worldwide Ceilings
Net sales in the second quarter of 2008 of $237 million were up $27 million, or 13%, from the second quarter of 2007, and operating profit increased to $28 million from $17 million a year ago. Net sales in the first six months of 2008 of $448 million were up $41 million, or 10%, from the first six months of 2007, and operating profit increased to $50 million from $31 million a year ago.
USG Interiors, Inc.: USG’s domestic ceilings business, USG Interiors, recorded second quarter 2008 net sales of $141 million and operating profit of $19 million. This compared with net sales of $135 million and operating profit of $12 million for the second quarter of 2007. These results reflected improved pricing for ceiling tile and grid and lower grid manufacturing costs, partially offset by lower shipments and higher manufacturing costs for ceiling tile.
USG International: Net sales in the second quarter of 2008 were $92 million, an increase of $21 million, or 30%, compared with the second quarter of 2007. Operating profit of $4 million in the second quarter of 2008, which included $1 million of restructuring charges, doubled from the operating profit in last year’s second quarter. The improved results primarily reflect increased demand for ceiling grid and joint treatment in Europe and higher ceiling grid and tile sales in the Pacific region.
CGC Inc.: The ceilings business of CGC recorded net sales of $19 million and operating profit of $5 million in the second quarter of 2008. These results compared with net sales of $15 million and operating profit of $3 million for the second quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2008, we had cash and cash equivalents of $181 million compared with $297 million as of December 31, 2007. We believe that cash on hand, cash available from future operations and the other sources of liquidity described below will provide sufficient liquidity to allow our businesses to carry on normal operations. Normal-course cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and asset dispositions. Transactions of these types may result in material cash expenditures or proceeds.

We have a credit agreement with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of June 30, 2008, the outstanding loan balance under the revolving credit facility was $147 million and we had approximately $78 million of outstanding letters of credit. The credit agreement requires us to have available cash, cash equivalents, marketable securities and unused committed borrowing capacity under the credit agreement or other facilities of at least $300 million, including at least $100 million of cash, cash equivalents and marketable securities. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the credit agreement.
We expect to fund future growth projects from cash on hand, cash available from future operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility. Also, to fund future growth projects, we are currently considering several additional debt financing alternatives. We may from time to time consider equity and other debt financing alternatives to supplement, or as an alternative to, financing under then existing arrangements.
Cash Flows
The following table presents a summary of our cash flows:

(millions)
Six Months ended June 30,	2008	2007
Net cash provided by (used for):
Operating activities	$(91)	$1,151
Investing activities	(173)	(496)
Financing activities	146	(843)
Effect of exchange rate changes on cash	2	3

Net decrease in cash and cash equivalents	$(116)	$(185)

Operating Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2007 receipt of a federal tax refund of $1.057 billion.
Investing Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2007 expenditure of $279 million for acquisitions and a $52 million decrease in capital expenditures in the first six months of 2008 compared with the same period in 2007.
Financing Activities: The variation between the 2008 and 2007 periods primarily reflected our 2008 borrowings of $147 million under our revolving credit facility and our first quarter of 2007 repayment of $1.265 billion of borrowings under our tax bridge and term loan facilities. These repayments were partially offset by net proceeds of $422 million from our March 2007 public equity offering.

Capital Expenditures
Capital spending amounted to $172 million in the first six months of 2008 compared with $224 million in the corresponding 2007 period. Capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $188 million as of June 30, 2008 compared with $302 million as of December 31, 2007. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings. Capital projects commenced as of June 30, 2008 include the following with the estimated total costs indicated:
•	approximately $243 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States. Construction of this plant began in late 2006 and is expected to be completed in the second half of 2008;
•	approximately $75 million for a new 40,000-ton self-unloading ship expected to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to become operational in the second half of 2008; and

•	approximately $226 million for a new, low-cost gypsum wallboard plant in Stockton, Calif., that will serve Northern California. Construction of this plant is expected to begin in the first half of 2010.
Working Capital
As of June 30, 2008, working capital (current assets less current liabilities) amounted to $679 million, and the ratio of current assets to current liabilities was 2.07-to-1. As of December 31, 2007, working capital amounted to $684 million, and the ratio of current assets to current liabilities was 2.21-to-1.
Receivables increased to $553 million as of June 30, 2008 from $430 million as of December 31, 2007. During the same period, inventories increased to $416 million from $377 million, and accounts payable increased to $386 million from $328 million. The higher level of receivables largely reflected a 24% increase in net sales for the month of June 2008 compared with December 2007. The increases in inventories and accounts payable reflect normal seasonal trends. Accrued expenses increased to $243 million as of June 30, 2008 from $234 million as of December 31, 2007.
Debt
Total debt, consisting of senior notes, industrial revenue bonds and outstanding borrowings under our revolving credit facility, amounted to $1.385 billion as of June 30, 2008. Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.238 billion as of December 31, 2007. See Note 12 to the Condensed Consolidated Financial Statements for additional information on our debt.
Fair-Value Measurements
When valuing our derivative portfolio under Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” we use readily observable market data in conjunction with internally developed valuation models. Consequently, we designate our derivatives as Level 2. We did not use Level 3 unobservable inputs in our fair-value measurement of derivatives. See Note 11 to the Condensed Consolidated Financial Statements for additional information on our fair-value measurement of derivatives.

REALIZATION OF DEFERRED TAX ASSET
Our consolidated balance sheet as of June 30, 2008 includes a gross deferred tax asset of $524 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss and tax credit carryforwards arising in the first half of 2008 and prior years. We have concluded, based on the weight of available evidence, that all but $64 million of these tax benefits are more likely than not to be realized in the future.
In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all but $1 million of the $283 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards.
In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, in these states our net operating loss carryforwards are significantly higher than our federal net operating loss carryforward. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $63 million of the $229 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.
We continue to assess the realizability of our deferred tax assets by considering, among other factors, our forecast of future income. If the recent history of operating losses continues, we may reassess our view of the realizability of certain state net operating losses. Based on these assessments, it is possible that an increase to our valuation allowance for state net operating losses may be required in future periods.
We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that we expect to utilize in full based on taxable income projected to be realized in those jurisdictions in future years.
During the first six months of 2008, we increased our valuation allowance for deferred tax assets by a total of $1 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years.

LEGAL CONTINGENCIES
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned.
We believe that appropriate reserves have been established for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these environmental matters or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the Securities and Exchange Commission on February 15, 2008, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. (see Note 11 to the Condensed Consolidated Financial Statements).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon our adoption of this statement effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our financial statements.
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and accordingly may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, currency exchange rates and consumer confidence;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	increases in raw material, energy, transportation and employee benefit costs;

•	the timing of commencement of operation of new and upgraded manufacturing facilities;

•	the loss of one or more major customers;

•	capacity utilization rates;

•	capital markets conditions and the availability of borrowings under our credit agreement or alternative financings;

•	the results of a review by the Congressional Joint Committee on Taxation relating to the tax refund we received related to the payments we made to the asbestos trust;

•	our success in integrating acquired businesses;

•	changes in laws or regulations, including environmental and safety regulations;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We do not consider the acquisition of CALPLY to have materially affected our internal control over financial reporting. CALPLY has accounting processes and internal controls different from those at USG. We are in the process of converting CALPLY’s controls to our existing internal controls, and our Sarbanes-Oxley Section 404 attestation for 2008 will include CALPLY.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17, Litigation, for information concerning environmental and litigation matters.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, three of our non-employee directors deferred their quarterly retainers for service as directors that were payable on June 30, 2008 into a total of approximately 2,096 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2008 annual meeting of stockholders on May 14, 2008. At the meeting, Robert L. Barnett, Valerie B. Jarrett, Marvin E. Lesser and James S. Metcalf were elected to serve on our Board of Directors for three-year terms expiring in 2011 and the stockholders ratified the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent registered public accountants for 2008. The votes on these matters were as follows:

	For	Withheld
1. Election of Directors:
Robert L. Barnett	92,320,382	436,375
Valerie B. Jarrett	89,325,845	3,430,912
Marvin E. Lesser	92,328,350	428,407
James S. Metcalf	92,343,188	413,569

	For	Against	Abstain
2. Ratification of Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants for 2008	92,397,646	264,708	94,402

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith

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
D. Rick Lowes,
Senior Vice President and Controller
July 31, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith