Form 10-Q
period 2008-09-30
USG CORP
filed 2008-10-28
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
The number of shares of the registrant’s common stock outstanding as of September 30, 2008 was 99,153,616.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	ended September 30,		ended September 30,

(millions, except per-share and share data)	2008	2007	2008	2007

Net sales	$1,211	$1,335	$3,627	$4,002
Cost of products sold	1,155	1,217	3,459	3,470

Gross profit	56	118	168	532
Selling and administrative expenses	91	90	287	306
Restructuring and impairment charges	5	3	30	18

Operating profit (loss)	(40)	25	(149)	208
Interest expense	21	22	59	85
Interest income	(2)	(5)	(5)	(18)
Other expense (income), net	3	(2)	2	(4)

Earnings (loss) before income taxes	(62)	10	(205)	145

Income tax expense (benefit)	(22)	3	(80)	41

Net earnings (loss)	(40)	7	(125)	104

Earnings (loss) per common share:
Basic	$(0.40)	$0.07	$(1.26)	$1.07
Diluted	$(0.40)	$0.07	$(1.26)	$1.07

Average common shares	99,114,947	98,998,334	99,081,335	96,435,985
Average diluted common shares	99,114,947	99,214,635	99,081,335	96,721,553
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	September 30,	December 31,
(millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$159	$297
Receivables (net of reserves — $15 and $17)	531	430
Inventories	419	377
Income taxes receivable	6	37
Deferred income taxes	60	53
Other current assets	78	57

Total current assets	1,253	1,251

Property, plant and equipment (net of accumulated depreciation and depletion — $1,357 and $1,249)	2,643	2,596
Deferred income taxes	316	228
Goodwill	227	226
Other assets	329	320

Total Assets	$4,768	$4,621

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$333	$328
Accrued expenses	268	234
Income taxes payable	6	5

Total current liabilities	607	567

Long-term debt	1,464	1,238
Deferred income taxes	11	10
Other liabilities	636	613
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(200)	(204)
Capital received in excess of par value	2,622	2,607
Accumulated other comprehensive (loss) income	(28)	9
Retained earnings (deficit)	(354)	(229)

Total stockholders’ equity	2,050	2,193

Total Liabilities and Stockholders’ Equity	$4,768	$4,621

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Nine Months Ended September 30,
	2008	2007

Operating Activities
Net earnings (loss)	$(125)	$104
Adjustments to reconcile net earnings (loss) to net cash:
Depreciation, depletion and amortization	132	133
Share-based compensation expense	21	18
Deferred income taxes	(87)	26
(Increase) decrease in working capital (net of acquisitions):
Receivables	(101)	(24)
Income taxes receivable	31	1,065
Inventories	(42)	5
Payables	28	(2)
Accrued expenses	15	(41)
Increase in other assets	(28)	(43)
Increase in other liabilities	17	28
Reorganization distribution — other	—	(40)
Other, net	(4)	19

Net cash (used for) provided by operating activities	(143)	1,248

Investing Activities
Capital expenditures	(209)	(341)
Acquisitions of businesses, net of cash acquired	(1)	(280)
Return of restricted cash	—	6
Net proceeds from asset disposition	—	1

Net cash used for investing activities	(210)	(614)

Financing Activities
Issuance of debt, net of discount	940	499
Repayment of debt	(714)	(1,765)
Payment of debt issuance fees	(7)	(3)
Tax benefit of share-based payments	(1)	(6)
Proceeds from equity offering, net of fees	—	422

Net cash provided by (used for) financing activities	218	(853)

Effect of exchange rate changes on cash	(3)	7

Net decrease in cash and cash equivalents	(138)	(212)
Cash and cash equivalents at beginning of period	297	565

Cash and cash equivalents at end of period	$159	$353

Supplemental Cash Flow Disclosures:
Interest paid	$61	$70
Income taxes refunded, net	(26)	(1,046)
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement, effective January 1, 2008, had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our financial statements (see Note 11).

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.
3. RESTRUCTURING AND IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented the restructuring activities described below in 2008 and 2007.
2008 Restructuring Charges
During the first nine months of 2008, we recorded restructuring charges totaling $30 million pretax. Of this amount, we recorded $5 million in the third quarter, $21 million in the second quarter and $4 million in the first quarter.
The third quarter restructuring charges of $5 million primarily related to severance and other expenses associated with the suspension of operations at our paper mill at South Gate, California, expenses related to the closure of several distribution locations and additional expenses associated with manufacturing facilities that were shut down in the first quarter of 2008.
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
Of the $30 million of restructuring charges recorded during the first nine months of 2008, $17 million related to North American Gypsum, $6 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

2007 Restructuring and Impairment Charges
In the third quarter of 2007, we recorded a charge of $3 million pretax related to salaried workforce reductions. For the first nine months of 2007, total restructuring charges of $17.5 million pretax primarily related to salaried workforce reductions and a facility shutdown. For the full year 2007, we recorded restructuring and impairment charges that totaled $26 million pretax. This amount included $18 million for salaried workforce reductions, $2 million for facility shutdowns and $6 million for asset impairments.
Restructuring Reserve
A restructuring reserve of $12 million was included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2008. We expect the majority of the remaining accrued expenses to be paid in 2009. This reserve is summarized as follows:

	Balance	Nine Months ended September 30, 2008			Balance
	as of		Cash	Other	as of
(millions)	1/1/08	Charges	Payments	Non-Cash	9/30/08

2008 Restructuring Activities:
Salaried workforce reductions	$—	$16	$(13)	$(1)	$2
Facility shutdowns	—	12	(8)	—	4

Subtotal	—	28	(21)	(1)	6

2007 Restructuring Activities:
Salaried workforce reductions	$6	$—	$(1)	$—	$5
Facility shutdowns	1	2	(2)	—	1

Subtotal	7	2	(3)	—	6

Total	$7	$30	$(24)	$(1)	$12

4. SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2008	2007	2008	2007

Net Sales:
North American Gypsum	$610	$698	$1,853	$2,209
Building Products Distribution	526	614	1,558	1,772
Worldwide Ceilings	227	207	675	614
Eliminations	(152)	(184)	(459)	(593)

Total USG Corporation	$1,211	$1,335	$3,627	$4,002

Operating Profit (Loss):
North American Gypsum	$(48)	$(2)	$(161)	$133
Building Products Distribution	4	22	10	93
Worldwide Ceilings	22	23	72	54
Corporate	(17)	(18)	(71)	(79)
Eliminations	(1)	—	1	7

Total USG Corporation	$(40)	$25	$(149)	$208

The total operating loss for the third quarter of 2008 included restructuring charges totaling $5 million. On an operating segment basis, $4 million of the charges related to North American Gypsum and $1 million to Building Products Distribution.
The total operating loss for the first nine months of 2008 included restructuring charges totaling $30 million. On an operating segment basis, $17 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
Operating profit for the 2007 periods included provisions for restructuring of $3 million pretax for the third quarter and $17.5 million pretax for the first nine months. On an operating segment basis, $14 million of the nine-months charge related to North American Gypsum, $1.5 million to Worldwide Ceilings and $1 million to each of Building Products Distribution and Corporate.
See Note 3 for information related to restructuring and impairment charges and the restructuring reserve as of September 30, 2008.
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

			Weighted
	Net		Average
	Earnings	Shares	Per-Share
(millions, except per-share and share data)	(Loss)	(000)	Amount

Three Months Ended September 30, 2008:
Basic loss	$(40)	99,115	$(0.40)

Diluted loss	$(40)	99,115	$(0.40)

Three Months Ended September 30, 2007:
Basic earnings	$7	98,998	$0.07
Dilutive effect of stock options		217

Diluted earnings	$7	99,215	$0.07

Nine Months Ended September 30, 2008:
Basic loss	$(125)	99,081	$(1.26)

Diluted loss	$(125)	99,081	$(1.26)

Nine Months Ended September 30, 2007:
Basic earnings	$104	96,436	$1.07
Dilutive effect of stock options		286

Diluted earnings	$104	96,722	$1.07

The diluted losses per share for the third quarter and first nine months of 2008 were computed using the weighted average number of common shares outstanding during those periods. Options, RSUs and performance shares with respect to 3.2 million common shares for the third quarter of 2008 and 3.3 million common shares for the first nine months of 2008 were not included in the computation of diluted loss per share for those periods because they were anti-dilutive.
Options, RSUs and performance shares with respect to 1.6 million common shares were not included in the computation of diluted earnings per share for the third quarter and first nine months of 2007 because they were anti-dilutive.
6. COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) consisted of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2008	2007	2008	2007

Net earnings (loss)	$(40)	$7	$(125)	$104
Gain (loss) on derivatives, net of tax	(64)	—	(16)	14
Gain (loss) on unrecognized pension and postretirement benefit costs, net of tax *	1	—	6	(3)
Marketable securities, net of tax	1	—	1	—
Foreign currency translation, net of tax	(31)	20	(28)	47

Total comprehensive income (loss)	$(133)	$27	$(162)	$162

*	Includes the impact of the actual results of the 2007 actuarial valuations for the pension and postretirement benefit plans.
Total accumulated other comprehensive income, or AOCI, consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2008	2007

Gain (loss) on derivatives, net of tax	$(21)	$(5)
Unrecognized loss on pension and postretirement benefit plans, net of tax	(56)	(62)
Foreign currency translation, net of tax	49	77
Unrealized loss on marketable securities, net of tax	—	(1)

Total AOCI	$(28)	$9

After-tax gains on derivatives reclassified from AOCI to earnings were $5 million during the third quarter of 2008. We estimate that we will reclassify a net $14 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
7. INVENTORIES
Total inventories consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2008	2007

Finished goods and work in progress	$333	$290
Raw materials	86	87

Total	$419	$377

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	North	Building
	American	Products	Worldwide
(millions)	Gypsum	Distribution	Ceilings	Total

Balance as of January 1, 2008	$1	$213	$12	$226
Purchase accounting adjustment	—	1	—	1

Balance as of September 30, 2008	$1	$214	$12	$227

Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of September 30, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount	Amortization	Net	Amount	Amortization	Net

Amortized Intangible Assets:
Customer relationships	$70	$11	$59	$70	$6	$64
Other	10	3	7	10	2	8

Total Amortized Intangible Assets	80	14	66	80	8	72

Unamortized Intangible Assets:
Trade names	66	—	66	66	—	66
Other	9	—	9	8	—	8

Total Unamortized Intangible Assets	75	—	75	74	—	74

Total Other Intangible Assets	$155	$14	$141	$154	$8	$146

Total amortization expense for other intangible assets was $6 million for the first nine months of 2008 compared with $5 million for the first nine months of 2007. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2008 through 2011 and $7 million for each of the years 2012 and 2013.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform impairment tests for goodwill annually, or more frequently if events or circumstances indicate it might be impaired. Historically, we have performed our annual impairment test as of May 31 of each year. In the first quarter of 2008, we decided to change our annual goodwill impairment testing date from May 31 to October 31 of each year to coincide with the timing of our annual forecasting process and thus allow for the use of more current information in the goodwill impairment test. The impact (if any) of this change will be recorded in the fourth quarter of 2008, which is the quarter in which the new testing date will take effect. We believe this change in the method of applying an accounting principle is preferable. We have determined that the change will not result in any adjustment to our prior period consolidated financial statements when applied retrospectively. For 2008, in order that no more than 12 months elapse between testing dates, we performed the impairment tests as of May 31 and plan to update it as of October 31. The impairment tests performed on May 31, 2008 indicated that no impairment existed. We do not anticipate that this change will result in the delay, acceleration or avoidance of recording a potential future impairment.

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
L&W Supply Corporation acquired California Wholesale Material Supply, Inc., or CALPLY, on March 30, 2007, and USG Mexico, S.A. de C.V. acquired the assets of Grupo Supremo on March 28, 2007. During the first quarter of 2008, we finalized the allocation of the purchase prices for these acquisitions. The final allocation of the purchase price for CALPLY, which reflects a third quarter tax adjustment of $2 million to goodwill, is summarized below:

(millions)

Cash	$4
Accounts receivable	73
Inventories	37
Property, plant and equipment	6
Goodwill	82
Other intangible assets	115
Other assets acquired	8

Total assets acquired	325
Total liabilities assumed	53

Total net assets acquired	$272

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
Commodity Derivative Instruments
As of September 30, 2008, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $215 million. As of September 30, 2008, the fair value of these swap contracts, which remained in AOCI, was a $31 million pretax unrealized loss.
Foreign Exchange Derivative Instruments
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $101 million, and all contracts mature by December 29, 2009. As of September 30, 2008, the fair value of these hedges was a $1 million pretax loss that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $48 million, and all contracts mature by June 8, 2012. As of September 30, 2008, the fair value of these hedges, which remained in AOCI, was a $1 million unrealized gain.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties on our financial instruments. All counterparties have investment grade credit ratings; accordingly, we anticipate that these counterparties will be able to fully satisfy their obligations under the contracts. We may receive collateral from our counterparties based on the provisions in certain credit support agreements. Similarly, we may be required to post collateral under certain conditions. As of September 30, 2008, we had posted $20 million of collateral which is included in receivables on our condensed consolidated balance sheet. We enter into master agreements which contain netting arrangements that we believe reduce counterparty credit exposure.

11. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. The adoption of this statement had an immaterial impact on our financial statements. We also adopted related FSP SFAS Nos. 157-2 and 157-3 as discussed in Note 2.
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
When valuing our derivative portfolio, we use readily observable market data in conjunction with internally developed valuation models. Consequently, we designate our derivatives as Level 2. As of September 30, 2008, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(millions)	2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$6	$—	$6	$—
Derivative liabilities	(35)	—	(35)	—
Marketable securities	2	2	—	—

12. DEBT
Unsecured Credit Facility
We have an unsecured credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement consists of a $650 million unsecured revolving credit facility with a $250 million sublimit for letters of credit. This facility is available to fund working capital needs and for other general corporate purposes.
Borrowings under the unsecured credit facility bear interest, at our option, at either an alternative base rate or at LIBOR plus a margin, to be determined based on the credit facility’s credit rating. The margin for LIBOR borrowings was 1.275% as of September 30, 2008. We are also required to pay facility fees on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. These fees are also dependent on the credit facility’s credit rating. We have the ability to repay amounts outstanding under the credit facility at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012. As of September 30, 2008, the outstanding loan balance under the revolving credit facility was $226 million and we had approximately $78 million of outstanding letters of credit. We classified the $226 million borrowing under the revolving credit facility as long-term debt on our condensed consolidated balance sheet.
The credit agreement requires that we meet and maintain certain financial ratios and tests and comply with certain restrictions and conditions, including:
•	through 2010, we are required to maintain aggregate liquidity of at least $300 million, including at least $100 million of cash, cash equivalents and marketable securities;

•	through 2010, we are prohibited from paying a dividend on, or repurchasing, our stock if our earnings before interest, taxes, depreciation, amortization and other non-cash adjustments, or EBITDA, are below $75 million;

•	through 2010, as of each quarter-end, we are required to maintain the following minimum levels of EBITDA (calculated in accordance with the credit agreement) for the 12 months then ended: $20 million at December 31, 2008; $40 million at March 31, 2009; $50 million at June 30, 2009; $60 million at September 30, 2009; $75 million at December 31, 2009; $100 million at March 31, 2010; $125 million at June 30, 2010; $150 million at September 30, 2010; and $200 million at December 31, 2010;

•	our ratio of debt to total capitalization is limited to 45% in 2008, 47.5% in 2009 and 50% in 2010;

•	beginning in 2010, we will be required to have a minimum interest coverage ratio (as defined in the credit agreement) starting at not less than 1.00-to-1.00 and increasing to not less than 2.00-to-1.00 in 2011; and

•	beginning in 2011, we will be required to have a maximum leverage ratio (as defined in the credit agreement) of no more than 4.25-to-1.00.
Also, our material U.S. subsidiaries will be required to guarantee our obligations under the credit agreement if our senior unsecured notes are rated below their current level. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. We were in compliance with all financial ratios, tests and covenants as of September 30, 2008. However, if current construction and financial market conditions persist and our additional steps to adjust operations, programs and staffing to those conditions do not adequately reduce our costs or we are unable to implement other financing arrangements or modifications to the credit agreement, we will have difficulty meeting the minimum EBITDA covenant set forth in the credit agreement as of the end of the first quarter of 2009 and possibly as early as the end of the fourth quarter of 2008.
We have notified the lead banks under this credit agreement that we intend to begin discussions with them with respect to a possible waiver or modification of the EBITDA covenant. In addition, we have initiated discussions related to other possible financing arrangements, that could include debt and equity issuances, that might be utilized to reduce or eliminate the need for this credit facility. Although we intend to pursue these discussions, we anticipate that the current conditions in the financial markets may increase the challenges to us of obtaining other financing or modifications to the credit facility and could involve the payment of substantial fees, higher interest rates or other costs.
If we are unable to meet one or more covenants and cannot obtain a modification or waiver of them, we would be in default under the credit agreement, which could allow the lenders to declare all amounts outstanding under the facility to be due and payable. Such an acceleration event would allow for acceleration of our other indebtedness. This would have a material adverse effect on our financial position and results of operations.
Senior Notes
The interest rate payable on our $500 million of 7.75% senior unsecured notes maturing in January 2018 is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 8.0%.
Secured Credit Facility
We have a secured credit agreement with a syndicate of banks that became effective on September 9, 2008. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The secured credit agreement provides a revolving credit facility in an amount not to exceed $170 million and a borrowing base determined by reference to certain of our subsidiaries’ trade receivables. The facility is available to fund working capital needs and for other general corporate purposes.
Borrowings under the secured credit facility bear interest, at our option, at either an alternative base rate plus a margin or at LIBOR plus a margin, to be determined based on our corporate credit rating. The LIBOR margin is currently 2.5% and the alternative base rate margin is currently 1.5%. We also are required to pay commitment fees on the unused portion of the facility. We have the ability to repay amounts outstanding under the credit facility at any time without prepayment premium or penalty. The credit facility matures on September 9, 2013. As of September 30, 2008, there were no borrowings under this facility.
The secured credit agreement contains a minimum fixed charge coverage ratio of 1.1 to 1.0 that is applicable only if the excess of the borrowing base over outstanding borrowings under the credit agreement is less than $100 million.
Certain of our subsidiaries have guaranteed our and the subsidiary borrowers’ obligations under the secured credit agreement. In addition, the subsidiary guarantors have pledged a security interest in all of their trade receivables, the proceeds in respect thereof and all related deposit accounts to the administrative agent as collateral for the borrowings under the credit agreement.
Ship Mortgage Facility
On October 21, 2008, our subsidiary, Gypsum Transportation Limited, or GTL, entered into a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. The secured loan facility agreement provides for two separate advances to GTL in amounts not exceeding (1) the lesser of $40 million and 50% of the market value of GTL’s ship, the Gypsum Centennial (“Tranche A”), and (2) the lesser of $50 million and 50% of the market value of GTL’s ship, the Gypsum Integrity, that is currently under construction and expected to be delivered in December 2008 (“Tranche B”). Tranche A is expected to be in the amount of approximately $28.7 million and may be drawn at any time on or before December 31, 2008. Tranche B may be drawn up until March 31, 2009 following delivery of the Gypsum Integrity to GTL.
Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. Tranche A and Tranche B are each repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement beginning three months after advance of that Tranche, with the balance repayable eight years after the date of advance of that Tranche.
The secured loan facility agreement contains affirmative and negative covenants affecting GTL, including financial covenants requiring it to maintain or not exceed specified levels of net worth, borrowings to net worth, cash reserves and EBITDA to debt service. The secured loan facility agreement also contains certain customary events of default.
In connection with the advance of Tranche A, GTL will grant to DVB Bank SE a security interest in the Gypsum Centennial and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. GTL will enter into similar agreements with respect to the Gypsum Integrity in connection with the advance of Tranche B. In addition, we have guaranteed the obligations of GTL under the secured loan facility agreement.
13. ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine Months
	ended September 30,

(millions)	2008	2007

Balance as of January 1	$85	$78
Accretion expense	4	4
Liabilities incurred	2	1
Asset retirements	(1)	—
Foreign currency translation	(1)	2

Balance as of September 30	$89	$85

14. EMPLOYEE RETIREMENT PLANS
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Nine Months
	ended September 30,		ended September 30,

(millions)	2008	2007	2008	2007

Pension:
Service cost of benefits earned	$9	$10	$26	$30
Interest cost on projected benefit obligation	17	17	52	50
Expected return on plan assets	(20)	(18)	(59)	(54)
Net amortization	2	3	5	8

Net pension cost	$8	$12	$24	$34

Postretirement:
Service cost of benefits earned	$3	$3	$10	$11
Interest cost on projected benefit obligation	6	6	19	18
Net amortization	(1)	—	(4)	(2)

Net postretirement cost	$8	$9	$25	$27

We currently plan to contribute approximately $21 million to our pension plans in 2008.

15. SHARE-BASED COMPENSATION
During the first and third quarters of 2008, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
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
Restricted Stock Units
We granted RSUs under the LTIP with respect to 5,000 shares of common stock during the third quarter of 2008. Of this total, 2,500 RSUs generally vest two years from the date of grant and the other 2,500 RSUs generally vest four years from the date of grant. During the first quarter of 2008, we granted RSUs under the LTIP with respect to 130,495 shares of common stock. These RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 4,000 of the RSUs were granted as a special retention award that generally will vest 100% after five years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.

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
16. INCOME TAXES
We have net operating loss, or NOL, and tax credit carryforwards in varying amounts in the U.S. and numerous state and foreign jurisdictions. In the U.S., $465 million of the federal NOL is being carried forward and can be an offset against federal taxable income arising in subsequent years. We also have federal tax credit carryforwards of $82 million, primarily alternative minimum tax and foreign tax credits which can be offset against federal income tax in future years. The federal NOL can be carried forward for 20 years from the date of origin, the alternative minimum tax credits can be carried forward indefinitely and the foreign tax credits can be carried forward for 10 years from the date of origin. At the U.S. state level, much of the 2006 and 2007 state NOLs, which average $76 million per state, are being carried forward since many states do not allow the carryback of an NOL in any material amount. The 2006 and 2007 state NOLs, as well as other NOL and tax credit carryforwards arising in prior years in various state and foreign jurisdictions, will expire over periods ranging from 5 to 20 years from the date of origin.
We have established a valuation allowance for deferred tax assets relating to certain of our NOL and tax credit carryforwards because of uncertainty regarding their ultimate realization. During the first nine months of 2008, we increased our valuation allowance for these deferred tax assets by a total of

$5 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. foreign tax credits and state net operating loss carryforwards in future years. We continue to assess the realizability of our deferred tax assets by considering, among other factors, our forecast of future income. If the recent history of operating losses continues, we may reassess our view of the realizability of certain state net operating losses and federal tax credit carryforwards. Based on these assessments, it is possible that an increase to our valuation allowance may be required in future periods. The total $68 million valuation allowance as of September 30, 2008 related to U.S. state net operating loss and tax credit carryforwards.
In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings. There were no significant changes to the amount of our unrecognized tax benefits during the third quarter of 2008.
Our federal income tax returns for 2004 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. The IRS commenced an examination of the federal income tax returns we filed for the years 2005 and 2006 and is expected to complete the examination by December 31, 2008. The IRS has not proposed any material adjustments for 2005 or 2006 as of September 30, 2008. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the IRS, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of $0 to $20 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
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
North American Gypsum: North American Gypsum, which manufactures and markets gypsum and related products in the United States, Canada and Mexico, includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. North American Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels.
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
Geographic Information: For the first nine months of 2008, approximately 81% of our net sales were attributable to the United States. Canada accounted for approximately 9% of net sales and other foreign countries accounted for the remaining 10%.
Market Conditions And Outlook
Our core gypsum wallboard business continued to be adversely affected by the sharp drop in the residential housing market and high raw material and energy costs compared to last year. Our building products distribution business, which serves both the residential and commercial markets, is being adversely affected by lower product shipments and tighter margins. The ceilings business continued year-over-year sales growth again in the third quarter of 2008, however, the commercial market has begun to exhibit signs of weakness.
The housing market continues to be very challenging. New residential construction is down over 50% from the peak in 2005 and is likely to remain weak throughout 2009. That weakness could extend into 2010 as the significant inventory of unsold homes remains at historically high levels. We are also seeing declines in residential repair and remodeling expenditures and in non-residential construction activity.
Industry shipments of gypsum wallboard in the United States were an estimated 6.30 billion square feet in the third quarter of 2008 compared with 7.80 billion square feet in the third quarter of 2007 and 6.74 billion square feet in the second quarter of 2008. Overall, we expect industry-wide demand for gypsum wallboard in 2008 to be down approximately 15% from last year. Industry capacity utilization rates were approximately 61% during the third quarter of 2008 and are expected to remain at or below that level for the balance of the year. At such a low level of capacity utilization, we expect there to be continued pressure on wallboard gross margins.
We have been scaling back our operations in response to market conditions since the downturn began in 2006. Most recently, during the third quarter of 2008, we suspended operations at our paper mill at South Gate, California. During the second quarter of 2008, we suspended operations at our gypsum wallboard line at Ft. Dodge, Iowa, and our paper mill at Gypsum, Ohio. During the first quarter of 2008, we closed our 80-year-old Boston gypsum wallboard line. Since mid-2006, we have implemented curtailments and closures totaling approximately 3.5 billion square feet of our highest cost wallboard manufacturing capacity.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 24 locations during the first nine months of 2008. These closures have been widely dispersed throughout the markets L&W Supply serves. During that time, it opened five new locations.
A new, low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States is expected to begin operating later in the fourth quarter of 2008. Our new wallboard plant at Norfolk, Va., and new paper mill at Otsego, Mich., are operating at significantly lower costs than the operations they replaced.
In the second quarter of 2008, we implemented a salaried workforce reduction with the elimination of approximately 450 salaried positions. We are continuing to adjust our operations for the extended downturn in our markets.
Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As conditions continue to deteriorate in the broader economy, we are preparing plans to significantly reduce costs further, improve operational efficiency and maintain our liquidity. We recognize the importance of liquidity and, since the beginning of the third quarter of 2008, we have finalized asset-based financings that provide us with up to approximately $235 million of additional borrowing capacity. Please refer to the discussion under “Liquidity” below for information regarding our cash position, our credit facilities and our plans with respect to a possible waiver or modification of the EBITDA covenant in our unsecured credit facility or replacement of that facility.
Key Objectives
In order to perform as efficiently as possible during this challenging business cycle, we are focusing on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions; and

•	maintain financial flexibility.
Financial Information
Consolidated net sales in the third quarter of 2008 were $1.2 billion, down 9% from the third quarter of 2007. An operating loss of $40 million and a net loss of $40 million, or $0.40 per diluted share, were incurred in the third quarter of 2008. These results compared with operating profit of $25 million and net earnings of $7 million, or $0.07 per diluted share, in the third quarter of 2007. Results for the third quarter of 2008 included restructuring charges totaling $5 million pretax and start-up costs for new manufacturing facilities totaling $3 million pretax. Results for the third quarter of 2007 included restructuring charges of $3 million pretax. The restructuring charges in the third quarter of 2008 primarily related to facility shutdowns and the closure of several distribution locations, while restructuring charges in the third quarter of 2007 primarily related to salaried workforce reductions.
For the third quarter of 2008, housing starts dropped approximately 32% compared with the third quarter of 2007. The residential repair and remodeling and commercial construction markets softened as well. This has led to lower wallboard shipments and prices and has reduced our sales and profits compared to last year. U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 1.71 billion square feet during the third quarter of 2008, a 27% decline compared with 2.35 billion square feet in the third quarter of 2007. U.S. Gypsum’s nationwide realized selling price for SHEETROCK® brand gypsum wallboard averaged $114.42 per thousand square feet for the third quarter of 2008, a decrease of 7% compared with $122.68 in the third quarter of 2007, but an increase of 4% compared with $109.81 in the second quarter of 2008. U.S. Gypsum has achieved price improvement since the first quarter of 2008. However, profitability for U.S. Gypsum continues to be adversely affected by higher manufacturing costs for gypsum wallboard primarily due to higher raw material and energy costs, higher transportation costs and the unfavorable effects of lower gypsum wallboard production levels.
CONSOLIDATED RESULTS OF OPERATIONS
The following is a summary of our consolidated statements of operations:

			% Increase
(dollars in millions, except per-share data)	2008	2007	(Decrease)

Three Months ended September 30:
Net sales	$1,211	$1,335	(9)%
Cost of products sold	1,155	1,217	(5)%
Gross profit	56	118	(53)%
Selling and administrative expenses	91	90	1%
Restructuring charges	5	3	67%
Operating profit (loss)	(40)	25	—
Interest expense	21	22	(5)%
Interest income	(2)	(5)	(60)%
Other expense (income), net	3	(2)	—
Income tax expense (benefit)	(22)	3	—
Net earnings (loss)	(40)	7	—
Diluted earnings (loss) per share	(0.40)	0.07	—

Nine Months ended September 30:
Net sales	$3,627	$4,002	(9)%
Cost of products sold	3,459	3,470	—
Gross profit	168	532	(68)%
Selling and administrative expenses	287	306	(6)%
Restructuring charges	30	18	67%
Operating profit (loss)	(149)	208	—
Interest expense	59	85	(31)%
Interest income	(5)	(18)	(72)%
Other expense (income), net	2	(4)	—
Income tax expense (benefit)	(80)	41	—
Net earnings (loss)	(125)	104	—
Diluted earnings (loss) per share	(1.26)	1.07	—

Net Sales
Consolidated net sales in the third quarter and first nine months of 2008 each declined 9% from the respective 2007 periods primarily due to decreased demand for building products and lower selling prices for gypsum wallboard. As explained below under Core Business Results of Operations, net sales in the third quarter and first nine months of 2008 for North American Gypsum and

Building Products Distribution decreased compared with the same periods in 2007. Net sales in the third quarter and first nine months of 2008 for Worldwide Ceilings improved compared with the respective prior-year periods.
Cost of Products Sold
Cost of products sold in the third quarter of 2008 was down 5% from the third quarter of 2007. For the first nine months of 2008, cost of products sold was down slightly compared with the first nine months of 2007. These declines primarily reflect lower volume for gypsum wallboard and ceiling tile partially offset by higher manufacturing costs, particularly for energy and raw materials. Cost of products sold in 2008 included charges totaling $3 million in the third quarter and $19 million in the first nine months for start-up costs for our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich.
Gross Profit
Gross profit for the third quarter and first nine months of 2008 decreased 53% and 68% compared with the respective 2007 periods primarily due to lower shipments and selling prices and higher manufacturing costs for gypsum wallboard. The gross margin percentage was 4.6% in both the third quarter and first nine months of 2008 compared with 8.8% in the third quarter of 2007 and 13.3% for the first nine months of 2007.
Selling and Administrative Expenses
Selling and administrative expenses increased slightly for the third quarter of 2008 compared with the third quarter of 2007. For the first nine months of 2008, selling and administrative expenses decreased 6% compared with the same period in 2007 primarily due to a company-wide emphasis on reducing expenses, including salaried workforce reductions. Selling and administrative expenses as a percent of consolidated net sales increased to 7.5% in the third quarter of 2008 and 7.9% in the first nine months of 2008 compared with 6.7% in the third quarter of 2007 and 7.6% in the first nine months of 2007.
Restructuring and Impairment Charges
Restructuring charges in the third quarter of 2008 totaled $5 million pretax. These charges primarily related to severance and other expenses associated with the suspension of operations at our paper mill at South Gate, California, expenses related to the closure of several distribution locations and additional expenses associated with manufacturing facilities that were shut down in the first quarter of 2008. For the first nine months of 2008, total restructuring charges of $30 million pretax primarily related to salaried workforce reductions, the closure of 24 distribution locations and the shutdown of several manufacturing facilities. We may incur additional material restructuring charges. However, the amount and timing of these additional charges are uncertain at this time.
In the third quarter of 2007, we recorded a charge of $3 million pretax related to salaried workforce reductions. For the first nine months of 2007, total restructuring charges of $17.5 million pretax primarily related to salaried workforce reductions and a facility shutdown.

We implemented the restructuring activities described above in response to adverse market conditions. See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring and impairment charges and the restructuring reserve as of September 30, 2008.
Interest Expense
Interest expense was $21 million for the third quarter of 2008 compared with $22 million for the third quarter of 2007. Interest expense for the third quarter of 2007 included a $4 million pretax charge to write off deferred financing fees related to our repayment of a $700 million bank term loan in September 2007. For the first nine months of 2008, interest expense was $59 million compared with $85 million for the first nine months of 2007. The higher level of interest expense for the prior-year period reflected a higher average level of borrowings as well as a pretax charge of $10 million to write off deferred financing fees related primarily to our repayment of a $1.065 billion tax bridge loan in March 2007 and the aforementioned $4 million charge in September 2007.
Income Tax Expense (Benefit)
An income tax benefit of $22 million was recorded for the third quarter of 2008. Income tax expense was $3 million for the third quarter of 2007. The effective tax rates were 35.4% and 27.8% for the respective periods.
An income tax benefit of $80 million was recorded for the first nine months of 2008 compared with income tax expense of $41 million for the corresponding 2007 period. The effective tax rates were 39.1% for the first nine months of 2008 and 28.2% for the first nine months of 2007.
The 2008 tax benefits result from our anticipated carryforward of most of the loss in the third quarter of 2008 to offset U.S. state and federal income taxes in future years. The higher effective tax rates in 2008 are a result of the relative weightings of the loss in 2008 and the income in 2007 between the U.S., with a higher total tax rate, and lower taxed foreign jurisdictions.
Net Earnings (Loss)
A net loss of $40 million, or $0.40 per diluted share, was recorded for the third quarter of 2008. The net loss for the first nine months of 2008 was $125 million, or $1.26 per diluted share. These results compare with net earnings of $7 million, or $0.07 per diluted share, in the third quarter of 2007 and $104 million, or $1.07 per diluted share, in the first nine months of 2007.

CORE BUSINESS RESULTS OF OPERATIONS

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2008	2007	2008	2007

Net Sales:
North American Gypsum:
United States Gypsum Company	$494	$592	$1,518	$1,908
CGC Inc. (gypsum)	87	79	261	235
USG Mexico, S.A. de C.V.	56	52	157	142
Other *	23	22	61	61
Eliminations	(50)	(47)	(144)	(137)

Total	610	698	1,853	2,209

Building Products Distribution:
L&W Supply Corporation	526	614	1,558	1,772

Worldwide Ceilings:
USG Interiors, Inc.	146	136	422	396
USG International	80	66	245	206
CGC Inc. (ceilings)	14	15	48	45
Eliminations	(13)	(10)	(40)	(33)

Total	227	207	675	614

Eliminations	(152)	(184)	(459)	(593)

Total USG Corporation	$1,211	$1,335	$3,627	$4,002

Operating Profit (Loss)**:
North American Gypsum:
United States Gypsum Company	$(58)	$(14)	$(187)	$97
CGC Inc. (gypsum)	(1)	—	2	7
USG Mexico, S.A. de C.V.	6	7	17	20
Other *	5	5	7	9

Total	(48)	(2)	(161)	133

Building Products Distribution:
L&W Supply Corporation	4	22	10	93

Worldwide Ceilings:
USG Interiors, Inc.	16	17	50	37
USG International	4	4	12	10
CGC Inc. (ceilings)	2	2	10	7

Total	22	23	72	54

Corporate	(17)	(18)	(71)	(79)
Eliminations	(1)	—	1	7

Total USG Corporation	$(40)	$25	$(149)	$208

*	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

**	Total operating loss for the third quarter of 2008 included restructuring charges totaling $5 million pretax. On an operating segment basis, $4 million of the charges related to North American Gypsum and $1 million to Building Products Distribution.

Total operating loss for the first nine months of 2008 included restructuring charges totaling $30 million pretax. On an operating segment basis, $17 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

Total operating profit for the third quarter and first nine months of 2007 included restructuring charges totaling $3 million pretax and $17.5 million pretax respectively. On an operating segment basis, $14 million of the nine-months charges related to North American Gypsum, $1.5 million to Worldwide Ceilings and $1 million to each of Building Products Distribution and Corporate.

North American Gypsum
Net sales in the third quarter of 2008 of $610 million were down 13% from the third quarter of 2007. An operating loss of $48 million was incurred in the third quarter of 2008 compared with an operating loss of $2 million for the prior-year period. The operating loss in the third quarter of 2008 included restructuring charges totaling $4 million and start-up costs for new manufacturing facilities totaling $3 million. The operating loss for the third quarter of 2007 included restructuring charges totaling $2 million.
Net sales in the first nine months of 2008 of $1.853 billion were down 16% compared with the first nine months of 2007. An operating loss of $161 million was incurred in the first nine months of 2008 compared with operating profit of $133 million for the prior-year period. The operating loss in the first nine months of 2008 included start-up costs for new manufacturing facilities totaling $19 million and restructuring charges totaling $17 million. Operating profit for the first nine months of 2007 included restructuring charges totaling $14 million.
United States Gypsum Company: Third quarter 2008 net sales decreased $98 million, or 17%, compared with the third quarter of 2007. An operating loss of $58 million was incurred in the third quarter of 2008 compared with an operating loss of $14 million for the prior-year period. Results were adversely affected by lower average selling prices, lower shipments and higher manufacturing costs for gypsum wallboard. The operating loss for the third quarter of 2008 included restructuring charges totaling $4 million related to facility shutdowns and the charges totaling $3 million for start-up costs for our new gypsum wallboard plant in Washingtonville, Pa., and our new paper mill in Otsego, Mich. The operating loss for the third quarter of 2007 included a restructuring charge of $1 million.
U.S. Gypsum’s shipments of SHEETROCK® brand gypsum wallboard totaled 1.71 billion square feet during the third quarter of 2008, a 27% decline compared with 2.35 billion square feet in the third quarter of 2007. Industry shipments of gypsum wallboard were down approximately 19% from the third quarter of 2007.
U.S. Gypsum’s nationwide realized selling price for SHEETROCK® brand gypsum wallboard averaged $114.42 per thousand square feet for the third quarter of 2008, a decrease of 7% compared with $122.68 in the third quarter of 2007, but an increase of 4% compared with $109.81 in the second quarter of 2008. U.S. Gypsum has achieved price improvement since the first quarter of 2008.
Unit manufacturing costs for SHEETROCK® brand gypsum wallboard were up 16% in the third quarter of 2008 compared with last year’s third quarter primarily due to higher raw material and energy costs, higher transportation costs and the unfavorable effects of lower gypsum wallboard production levels.

Third quarter 2008 profit for the company’s non-wallboard product lines, including joint treatment and performance substrates and surfaces was 20% lower compared to the third quarter of 2007. This was largely due to higher manufacturing costs and lower shipments for SHEETROCK® brand joint treatment products and DUROCK® brand cement boards, which more than offset improved average selling prices. Sales and profit for FIBEROCK® brand gypsum fiber panels improved in the third quarter of 2008 compared to last year’s third quarter due to higher average selling prices and lower manufacturing costs.
CGC Inc.: Third quarter 2008 net sales for the gypsum business of Canada-based CGC increased $8 million, or 10%, compared with the same period a year ago. An operating loss of $1 million was recorded in the third quarter of 2008 compared with break-even performance for last year’s third quarter. The improvement in net sales was largely attributable to increased shipments of SHEETROCK® brand gypsum wallboard and improved results for non-wallboard products, including joint treatment products and gypsum fiber panels. Operating results were adversely affected by a lower average realized selling price for gypsum wallboard.
USG Mexico, S.A. de C.V.: Net sales in the third quarter of 2008 for our Mexico-based subsidiary rose $4 million, or 8%, compared with the third quarter of 2007. Sales increased largely due to higher shipments of cement board and higher prices of steel framing products. Operating profit for the third quarter of 2008 was $6 million compared with $7 million in the same period last year. The decline was largely due to lower gypsum wallboard prices and higher raw material and energy costs.
Building Products Distribution
L&W Supply’s net sales in the third quarter of 2008 were $526 million, down $88 million, or 14%, compared with the third quarter of 2007. Operating profit was $4 million in the third quarter of 2008 compared with $22 million for last year’s third quarter. These declines primarily reflected lower gypsum wallboard selling prices and a 28% decline in gypsum wallboard shipments as a result of weak residential construction demand. Overall sales of other products were down slightly compared to last year’s third quarter, although L&W Supply’s sales of ceiling and construction metal products rose over the same time period due to its relationships with large commercial contractors. Operating profit for the third quarter of 2008 included a restructuring charge of $1 million. There was no comparable charge for last year’s third quarter.
For the first nine months of 2008, L&W Supply’s net sales totaled $1.558 billion and its operating profit was $10 million. These results compare with net sales of $1.772 billion and operating profit of $93 million for the first nine months of 2007. On a same-location basis, net sales in the first nine months of 2008 declined 14% compared to the first nine months of 2007.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 24 locations during the first nine months of

2008. These closures have been widely dispersed throughout the markets L&W Supply serves. During that time, it opened five new locations. As of September 30, 2008, L&W Supply operated 228 locations in the United States and Mexico compared with 247 locations as of December 31, 2007 and 248 locations as of September 30, 2007.
Worldwide Ceilings
Net sales in the third quarter of 2008 of $227 million were up $20 million, or 10%, from the third quarter of 2007, while operating profit of $22 million was down $1 million from the prior-year period. Net sales in the first nine months of 2008 of $675 million were up $61 million, or 10%, from the first nine months of 2007, and operating profit increased to $72 million from $54 million for the prior-year period.
USG Interiors, Inc.: USG’s domestic ceilings business, USG Interiors, recorded third quarter 2008 net sales of $146 million and operating profit of $16 million. This compared with net sales of $136 million and operating profit of $17 million for the third quarter of 2007. Net sales increased primarily due to improved volume and selling prices for ceiling grid and tile. However, operating profit was adversely affected by high raw material costs for ceiling tile and grid. The commercial market began to show signs of weakening demand during the third quarter of 2008.
USG International: Net sales in the third quarter of 2008 were $80 million, an increase of $14 million, or 21%, compared with the third quarter of 2007. Operating profit of $4 million in the third quarter of 2008 was unchanged from the operating profit in last year’s third quarter. The improvement in net sales primarily reflected increased demand for ceiling grid and joint treatment products in Europe, higher ceiling tile and grid sales in the Pacific region and overall increased sales in Latin America. Despite the increase in net sales, operating profit was unchanged primarily due to higher selling and administrative expenses.
CGC Inc.: The ceilings business of CGC recorded net sales of $14 million and operating profit of $2 million in the third quarter of 2008. These results compared with net sales of $15 million and operating profit of $2 million for the third quarter of 2007.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2008, we had cash and cash equivalents of $159 million compared with $297 million as of December 31, 2007. Subject to the matters discussed in the last three paragraphs of this Liquidity section, we believe that cash on hand, cash available from future operations and the other sources of funding described below will provide sufficient liquidity to fund our operations. Cash requirements include, among other things, capital expenditures, working capital needs and contractual obligations. Additionally, from time to time we consider selective strategic transactions that we believe will create value and improve performance, including acquisitions, joint ventures, partnerships, restructurings and asset dispositions. Transactions of these types may be contingent on our ability to obtain suitable financing.
We have an unsecured credit agreement with a syndicate of banks that includes a $650 million revolving credit facility with a $250 million sublimit for letters of credit. As of September 30, 2008, the outstanding loan balance under this revolving credit facility was $226 million and we had approximately $78 million of outstanding letters of credit. The credit agreement requires us to have available cash, cash equivalents, marketable securities and unused committed borrowing capacity under the credit agreement or other facilities of at least $300 million, including at least $100 million of cash, cash equivalents and marketable securities. During the third quarter of 2008, we entered into a new, five-year, $170 million secured revolving credit facility. The facility is available to fund working capital needs and for other general corporate purposes. As of September 30, 2008, the full $170 million was available under this credit facility. Earlier this month, we finalized a ship mortgage facility that we expect will provide us with additional borrowing capacity of approximately $65 million. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding these credit facilities.
Subject to the matters discussed in the following paragraphs of this Liquidity section, we expect to be able to fund future projects from cash on hand, cash available from future operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities. Also, to fund future projects, we may from time to time consider other debt or equity financings to supplement, or as an alternative to, financing under our revolving credit facilities.
The agreement governing our unsecured revolving credit facility includes various financial covenants that must be met in order for us to remain in compliance with that agreement. Our results of operations have been adversely affected by the extended economic downturn in North America, which recently has been exacerbated by substantial turmoil in the financial markets. As of September 30, 2008, we were in compliance with the financial covenants set forth in the agreement governing the unsecured credit facility. However, if current construction and financial market conditions persist and our additional steps to adjust operations, programs and staffing to those conditions do not adequately reduce our costs or we are unable to implement other financing arrangements or modifications to the credit agreement, we will have difficulty meeting the minimum EBITDA covenant set forth in the credit agreement as of the end of the first quarter of 2009 and possibly as early as the end of the fourth quarter of 2008.
We have notified the lead banks under this credit agreement that we intend to begin discussions with them with respect to a possible waiver or modification of the EBITDA covenant. In addition, we have initiated discussions related to other possible financing arrangements, that could include debt and equity issuances, that might be utilized to reduce or eliminate the need for this credit facility. Although we intend to pursue these discussions, we anticipate that the current conditions in the financial markets may increase the challenges to us of obtaining other financing or modifications to the credit facility and could involve the payment of substantial fees, higher interest rates or other costs.
If we are unable to meet one or more covenants and cannot obtain a waiver or modification of them, we would be in default under the related credit agreement, which could allow the lenders thereunder to declare all amounts outstanding under that facility to be due and payable. Such an acceleration event would allow for acceleration of our other indebtedness. This would have a material adverse effect on our financial position and results of operations. There can be no assurance that we will be successful in our efforts to raise capital or to modify or waive the financial covenants under our unsecured credit agreement.
Cash Flows
The following table presents a summary of our cash flows:

(millions)
Nine Months ended September 30,	2008	2007

Net cash provided by (used for):
Operating activities	$(143)	$1,248
Investing activities	(210)	(614)
Financing activities	218	(853)
Effect of exchange rate changes on cash	(3)	7

Net decrease in cash and cash equivalents	$(138)	$(212)

Operating Activities: The variation between the 2008 and 2007 periods primarily reflected our first quarter 2007 receipt of a federal tax refund of $1.057 billion and our net loss of $125 million in first nine months of 2008 compared with net earnings of $104 million in the first nine months of 2007.
Investing Activities: The variation between the 2008 and 2007 periods primarily reflected our first nine months 2007 expenditures of $280 million for acquisitions and a $132 million decrease in capital expenditures in the first nine months of 2008 compared with the same period in 2007.
Financing Activities: The variation between the 2008 and 2007 periods primarily reflected our 2008 borrowings of $226 million under our revolving credit facility and our 2007 repayments of $1.765 billion of borrowings under our tax bridge and term loan facilities. The 2007 repayments were partially offset by the issuance of $499 million of 7.75% senior notes, net of discount, in the third quarter of 2007 and the net proceeds of $422 million from a public equity offering that we completed in the first quarter of 2007.
Capital Expenditures
Capital spending amounted to $209 million in the first nine months of 2008 compared with $341 million in the corresponding 2007 period. Capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $286 million as of September 30, 2008 compared with $302 million as of December 31, 2007. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities or other alternative financings. As a result of the extended economic downturn and continued turmoil in the financial markets, we expect to curtail capital spending significantly to reduce our financing needs. Capital projects commenced as of September 30, 2008 include the following with the estimated total costs indicated:
•	approximately $243 million for a new low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States. Construction of this plant began in late 2006, and the plant is expected to begin operating later in the fourth quarter of 2008;

•	approximately $75 million for a new 40,000-ton self-unloading ship expected to lower the delivered cost of gypsum rock to East Coast wallboard plants. The new ship is expected to begin operating later in the fourth quarter of 2008; and

•	approximately $226 million for a new, low-cost gypsum wallboard plant in Stockton, Calif., that will serve Northern California. Construction of this plant is expected to begin in 2010.
Working Capital
As of September 30, 2008, working capital (current assets less current liabilities) amounted to $646 million, and the ratio of current assets to current liabilities was 2.06-to-1. As of December 31, 2007, working capital amounted to $684 million, and the ratio of current assets to current liabilities was 2.21-to-1.
Receivables increased to $531 million as of September 30, 2008 from $430 million as of December 31, 2007. During the same period, inventories increased to $419 million from $377 million and accounts payable increased to $333 million from $328 million. The higher level of receivables largely reflected a 14% increase in net sales for the month of September 2008 compared with December 2007. The increases in inventories and accounts payable reflect normal seasonal trends. Accrued expenses increased to $268 million as of September 30, 2008 from $234 million as of December 31, 2007.
Debt
Total debt, consisting of senior notes, industrial revenue bonds and outstanding borrowings under our revolving credit facilities, amounted to $1.464 billion as of September 30, 2008. Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.238 billion as of December 31, 2007. See Note 12 to the Condensed Consolidated Financial Statements for additional information on our debt.

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
REALIZATION OF DEFERRED TAX ASSET
Our consolidated balance sheet as of September 30, 2008 includes a gross deferred tax asset of $562 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss and tax credit carryforwards arising in the first three quarters of 2008 and prior years. We have concluded, based on the weight of available evidence, that all but $68 million of these tax benefits are more likely than not to be realized in the future.
In arriving at this conclusion, we considered both future reversals of existing taxable temporary differences and, where appropriate, projections of future taxable income. As a result of U.S. federal taxable income projected to be realized in future years, we expect to utilize all of the $313 million of federal income tax benefits relating to our federal net operating loss and tax credit carryforwards.
In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount. As a result, in these states our net operating loss carryforwards are significantly higher than our federal net operating loss carryforward. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income (consistent with historical results and anticipated future trends) in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally five to 20 years), we have concluded that all but $68 million of the $232 million of state income tax benefits relating to our state net operating loss and tax credit carryforwards is more likely than not to be realized.
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
Additionally, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited if there are significant changes in ownership interests. Use of our existing net operating loss carryforwards may be restricted due to changes in ownership. We have concluded that, as of September 30, 2008, we have no limitations on the net operating loss or the tax credit carryforwards. We will continue to monitor changes in our ownership interests and evaluate the impact of any potential limitations on our net operating loss or tax credit carryforwards.
We also have net operating loss and tax credit carryforwards in various foreign jurisdictions that we expect to utilize in full based on taxable income projected to be realized in those jurisdictions in future years. During the first nine months of 2008, we increased our valuation allowance for deferred tax assets by a total of $5 million due to a change in our judgment about the realizability of the deferred tax asset relating to our U.S. state net operating loss carryforwards in future years.
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
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which we filed with the Securities and Exchange Commission on February 15, 2008, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our financial statements (see Note 11 to the Condensed Consolidated Financial Statements).
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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and accordingly may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:

•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, currency exchange rates and consumer confidence;

•	capital markets conditions, the availability of borrowings under our credit agreements or other financings and our ability to remain in compliance with, or restructure, the financial covenants contained in our unsecured credit agreement;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	increases in raw material, energy, transportation and employee benefit costs;

•	the timing of commencement of operation of new and upgraded manufacturing facilities;

•	the loss of one or more major customers;

•	capacity utilization rates;

•	the results of a review by the Congressional Joint Committee on Taxation relating to the tax refund we received related to the payments we made to the asbestos trust;

•	our success in integrating acquired businesses;

•	changes in laws or regulations, including environmental and safety regulations;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.

ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We do not consider the acquisition of CALPLY to have materially affected our internal control over financial reporting. CALPLY has accounting processes and internal controls different from those at USG. We are in the process of converting CALPLY’s controls to our existing internal controls, and our Sarbanes-Oxley Section 404 attestation for 2008 will include CALPLY.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 17, Litigation, for information concerning environmental and litigation matters.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, three of our non-employee directors deferred their quarterly retainers for service as directors that were payable on September 30, 2008 into a total of approximately 2,377 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that act.
ITEM 5. OTHER INFORMATION
Since 2002, Deloitte & Touche LLP has served as the independent registered public accountants with respect to our financial statements. In September 2008, Deloitte advised us that they believed a member of Deloitte’s client service team that serves us had entered into two option trades involving our securities in July 2007. This individual had served as the advisory partner on Deloitte’s client service team for us from 2004 until September 2008. The advisory partner is no longer an active partner at Deloitte. Under the Deloitte client service model as we understand it, the role of an advisory partner is primarily to serve in a client-relationship maintenance and assessment role. Securities and Exchange Commission rules require that we file annual financial statements that are audited by registered independent public accountants. SEC rules also provide that when a partner serving in a capacity such as that of this advisory partner has an investment in securities of an audit client, the audit firm should not be considered independent with respect to that client.
Based on our review of the former advisory partner’s role and activities, we do not believe that he had any substantive role or influenced any substantive portion of any audit or review of our financial statements. The former advisory partner attended many, but not all, of our audit committee meetings. At these meetings, he reviewed with the committee reports of the annual inspection of Deloitte conducted by the Public Company Accounting Oversight Board as well as Deloitte’s annual client service assessments. He did not review any substantive audit matters with the committee at any of these meetings or at any other time. The former advisory partner also met once or twice a year with our audit committee chair and once per year with the other members of our audit committee as well as our chief executive officer and chief financial officer. The stated purpose of these meetings was to foster and strengthen Deloitte’s ongoing relationship with us. The former advisory partner attended our annual meetings of shareholders as one of the Deloitte representatives attending those meetings. Neither the former advisory partner nor any other Deloitte representatives spoke at any of these meetings and no questions were asked of Deloitte.
At the direction of our audit committee, we conducted an extensive investigation into the facts and circumstances of the extent of any involvement of the former advisory partner with our audit. We retained outside counsel and a consulting firm specializing in accounting issues to assist in this investigation. Outside counsel led the process and conducted personal interviews with the current and former lead client service partners, the concurring review partner, the current and former senior managers on our account and the tax matters partner, as well as the members of our audit committee and key members of our internal finance and accounting departments, including our chief financial officer and our controller. Our outside counsel also reviewed a significant amount of related documentation, including the minutes and related materials of all of our audit committee meetings that have taken place since 2002, as well as a significant number of documents produced for our review by Deloitte pertaining to the former advisory partner’s involvement on our account. These documents included the former advisory partner’s time entries, his annual goals and assessments of his success in meeting these goals, copies of the former advisory partner’s certifications regarding his trading activity (which excluded any mention of trades in our securities), copies of internal Deloitte memoranda from others that worked on our account articulating their views of the former advisory partner’s role with respect to our account and email and other correspondence with this advisory partner that may have addressed matters related to our account. Deloitte also conducted its own investigation into this situation.
After these investigations were concluded, management and Deloitte advised our audit committee that no evidence was discovered that indicated that the former advisory partner had any influence over or substantive role in the performance of, or the report with respect to, Deloitte’s audits or reviews of our financial statements. Deloitte delivered a letter to our audit committee stating that, despite the trades in our securities by their advisory partner, Deloitte was throughout the time it served as our auditors, and currently is, independent of us within the meaning of the SEC rules and is qualified to serve as our registered independent public accountants. Based on the foregoing, management’s recommendation, the limited role of the former advisory partner and our audit committee’s understanding of the application of the relevant SEC rules, our audit committee unanimously accepted Deloitte’s conclusion and letter regarding its independence and concluded that, based on all of the facts and circumstances known to the committee at the time of its conclusion, Deloitte’s independence was not impaired with respect to any of our financial statements covering periods during which the former advisory partner was involved in Deloitte’s service relationship with us, including the current period. We and Deloitte reported our respective conclusions regarding this matter to the SEC.

ITEM 6. EXHIBITS

10.1	Credit Agreement, dated September 9, 2008, among USG Corporation, as parent borrower and loan party representative, the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed September 15, 2008, or the September 8-K)

10.2	Guarantee Agreement, dated as of September 9, 2008, among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the September 8-K)

10.3	Pledge and Security Agreement, dated as of September 9, 2008, among USG Corporation, the subsidiary grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the September 8-K)

10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed October 2, 2008, or the October 2 8-K)

10.5	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the October 2 8-K)

10.6	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the October 2 8-K)

10.7	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed October 27, 2008, or the October 27 8-K)

10.8	Guarantee and Indemnity Agreement, dated as of October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the October 27 8-K)

10.9	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the October 27 8-K)

10.10	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the October 27 8-K)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith

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
D. Rick Lowes,
Senior Vice President and Controller
October 28, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.1	Credit Agreement, dated September 9, 2008, among USG Corporation, as parent borrower and loan party representative, the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders party thereto, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed September 15, 2008, or the September 8-K)

10.2	Guarantee Agreement, dated as of September 9, 2008, among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the September 8-K)

10.3	Pledge and Security Agreement, dated as of September 9, 2008, among USG Corporation, the subsidiary grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the September 8-K)

10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed October 2, 2008, or the October 2 8-K)

10.5	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the October 2 8-K)

10.6	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the October 2 8-K)

10.7	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K filed October 27, 2008, or the October 27 8-K)

10.8	Guarantee and Indemnity Agreement, dated as of October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the October 27 8-K)

10.9	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the October 27 8-K)

10.10	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the October 27 8-K)

Exhibit
Number	Exhibit

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith