Form 10-K
period 2008-12-31
USG CORP
filed 2009-02-20
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8864
USG CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3329400 (I.R.S. Employer Identification No.)

550 W. Adams Street, Chicago, Illinois (Address of Principal Executive Offices)	60661-3676 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 436-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.10 par value	New York Stock Exchange Chicago Stock Exchange

Preferred Stock Purchase Rights (subject to Rights Agreement dated December 21, 2006, as amended)	New York Stock Exchange Chicago Stock Exchange

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
     The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,912,657,000.
     The number of shares of the registrant’s common stock outstanding as of January 31, 2009 was 99,178,828.
Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2009 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the housing and construction-based markets. The housing market, a major source of demand for our businesses, continued to be very weak in 2008, and is expected to remain very weak throughout 2009. That weakness could extend into 2010, especially if the inventory of unsold homes remains at a historically high level and tight mortgage lending policies continue. The current economic recession is expected to contribute to further declines in residential repair and remodeling expenditures and non-residential construction activity in 2009.
     Based on preliminary data issued by the U.S. Bureau of the Census, the rate of new home construction in the United States declined by approximately 33% in 2008 compared with 2007. This followed a 25% decrease in 2007 compared with 2006. The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in 2008 declined to an estimated 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006, which contributed to a decrease in demand for our products from the residential repair and remodel market. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed declined 16% in 2008 compared with 2007 after increasing 2% in 2007 compared to 2006.
     We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest cost wallboard manufacturing capacity. In 2008, we closed 54 distribution centers. In the second and fourth quarters of 2008, we implemented salaried workforce reductions that eliminated in total approximately 1,400 salaried positions. We are continuing to adjust our operations for the extended downturn in our markets. Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. If conditions continue to deteriorate in the broader economy, we will evaluate plans to further reduce costs, improve operational efficiency and maintain our liquidity.
     The effects of these market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings, the net sales of which accounted for approximately 46%, 38% and 16%, respectively, of our 2008 consolidated net sales.

North American Gypsum
BUSINESS
North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 29% of total domestic gypsum wallboard sales in 2008. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico.
PRODUCTS
North American Gypsum’s products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK® brand name. A line of joint compounds used for finishing wallboard joints is also sold under the SHEETROCK® brand name. The DUROCK® line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK® line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems. The SECUROCK® line of products includes glass mat sheathing used for building exteriors and gypsum fiber panels used as roof cover board. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential and commercial installations. We also produce a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK® brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the brand names RED TOP®, IMPERIAL® and DIAMOND®. We also produce gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.
MANUFACTURING
North American Gypsum manufactures products at 46 plants. North American Gypsum’s plants are located throughout the United States, Canada and Mexico.
     Gypsum rock is mined or quarried at 15 company-owned locations in North America. In 2008, these locations provided approximately 67% of the gypsum used by our plants in North America. As of December 31, 2008, our geologists estimated that our recoverable rock reserves are sufficient for more than 26 years of operation based on our average annual production of crude gypsum during the past five years of 9.0 million tons. Proven reserves contain approximately 242 million tons. Additional reserves of approximately 157 million tons are found on four properties not in operation.
     Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2008, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 28% and 5%, respectively, of the gypsum used in our plants.
     Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. The supply of synthetic gypsum continues to increase as more power generation plants are fitted with desulphurization equipment. Twelve of our 23 gypsum wallboard plants in operation use synthetic gypsum for some or all of their needs.

     We own eight paper mills located across the United States. Three of these paper mills have been idled due to the current market environment. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our wallboard production processes. We augment our paper needs through purchases from outside suppliers when necessary. Approximately 1% of our paper supply was purchased from outside suppliers during 2008.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through our wholly owned subsidiary, L&W Supply Corporation, and its subsidiaries, or L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on our estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, we estimate that during 2008:
•	Residential and nonresidential repair and remodel activity generated about 48% of volume demand for gypsum wallboard;

•	New residential construction generated about 34% of volume demand;

•	New nonresidential construction generated about 13% of volume demand; and

•	Other activities such as exports and temporary construction generated the remaining 5% of volume demand.
COMPETITION
The Gypsum Association estimated that United States industry shipments of gypsum wallboard (including imports) in 2008 were 25.2 billion square feet. U.S. Gypsum shipped 7.2 billion square feet of wallboard in 2008, or approximately 29% of the total industry sales of gypsum wallboard in the United States.
     Our competitors in the United States are: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America, Inc. and PABCO Gypsum. Our competitors in Canada include CertainTeed Corporation, Georgia-Pacific and Lafarge North America, Inc. Our major competitors in Mexico are Panel Rey, S.A. and Comex-Lafarge. The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2008, L&W Supply distributed approximately 12% of all gypsum wallboard in the United States, including approximately 36% of U.S. Gypsum’s wallboard production.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 33% of its 2008 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, Inc., such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.

     In the current market environment, L&W Supply’s focus is on optimizing its asset utilization. In response to weak market conditions, L&W Supply closed 54 centers in 2008, while opening five new centers and continued to serve its customers from 198 centers in the United States as of December 31, 2008. L&W Supply operated 247 centers in the United States and Mexico as of December 31, 2007 and 220 centers in the United States as of December 31, 2006. L&W Supply also continues to consider opportunities to grow its specialty distribution business taking into account the current market environment.
COMPETITION
L&W Supply competes with a number of specialty wallboard distributors, lumber dealers, hardware stores, home improvement centers and acoustical ceiling tile distributors. Its principal competitors include ProBuild Holdings Inc., a national supplier of building materials, Gypsum Management Supply with locations in the southern, central and western United States, KCG, Inc. in the southwestern and central United States, and Allied Building Products Corporation in the northeastern, central and western United States. Principal methods of competition are location, service, range of products and pricing.
Worldwide Ceilings
BUSINESS
Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the largest manufacturer of ceiling grid and the second-largest manufacturer/marketer of acoustical ceiling tile in the world. Worldwide Ceilings had record net sales in 2008.
PRODUCTS
Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors’ significant brand names include the AURATONE® and ACOUSTONE® brands of ceiling tile and the DONN®, DX®, FINELINE®, CENTRICITEE™, CURVATURA™ and COMPASSO™ brands of ceiling grid.
MANUFACTURING
Worldwide Ceilings manufactures products at 17 plants located in North America, Europe and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite, starch and high-pressure laminates. We produce some of these raw materials and obtain others from outside suppliers.
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

Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance — Executive Officers of the Registrant (as of February 20, 2009).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Research and Technology Innovation Center in Libertyville, Ill. Research team members provide product support and new product development for our operating units. With unique fire, acoustical, structural and environmental testing capabilities, the research center can evaluate products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes. Research and development activities were scaled back in 2008 due to the current market environment. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $19 million in 2008, $23 million in 2007 and $20 million in 2006.
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
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 10% of our consolidated net sales in 2008 and approximately 11% in each of 2007 and 2006.
OTHER
Because we fill orders upon receipt, no segment has any significant order backlog.
None of our segments has any special working capital requirements.
Loss of one or more of our patents or licenses would not have a material impact on our business or our ability to continue operations.
No material part of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.
As of December 31, 2008, we had approximately 12,800 employees worldwide.
See Note 17 to the Consolidated Financial Statements for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
Available Information
We maintain a Web site at www.usg.com and make available at this Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange

Commission, or SEC. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: Corporate Secretary, USG Corporation, 550 West Adams Street, Chicago, Illinois 60661.
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
Our businesses have been adversely affected by current economic conditions, including the worldwide financial crisis and restrictive lending practices, and are cyclical in nature. Prolonged periods of weak demand or excess supply may have a material adverse effect on our business, financial condition and operating results.
The markets that we serve, including in particular the housing and construction-based markets, are affected by the availability of credit, lending practices, the movement of interest rates, the unemployment rate and consumer confidence. Higher interest and unemployment rates and more restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains at a record level, housing affordability, office vacancy rates and foreign currency exchange rates.
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Based on preliminary data issued by the U.S. Bureau of the Census, the rate of new home construction in the United States declined by approximately 33% in 2008 compared with 2007. This followed a 25% decrease in 2007 compared with 2006. Industry analysts’ forecasts for new home construction in the United States in 2009 are for a further decline of approximately 20% to 45% from the 2008 level.
     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States in 2008 declined to an estimated 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006, which contributed to a decrease in demand for our products from the residential repair and remodel market. Industry analysts’ forecasts for residential repair and remodel activity in the United States in 2009 are for a further decline of approximately 5% to 10% from the 2008 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed in the United States declined 16% in 2008 compared with 2007 after increasing 2% in 2007 compared to 2006. Industry analysts’ forecasts for commercial construction in the United States in 2009 are for a further decline of approximately 15% to 20% from the 2008 level.
     Prices for our products and services are affected by overall supply and demand in the markets for our products and for our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 40 billion square feet in 2008. Industry shipments of wallboard in the United States (including imports) were an estimated 25.2 billion square feet in 2008, and we expect demand to decrease in 2009. We and other industry participants announced a number of closures near the end of 2008 that we expect will reduce industry capacity in the United States by approximately 3 billion square feet in 2009. We do not expect any new industry capacity will be added in 2009. Prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, revenues, margins, financial condition and operating results.
     We cannot predict the duration of the current market conditions, or the timing or strength of any future recovery of the North American housing and construction-based markets. We also cannot provide any assurances that those markets will not weaken further, or that the operational adjustments we have implemented to address the current market conditions will be successful. Continued weakness in these markets and the homebuilding industry may have a material adverse effect on our business, financial condition and operating results.
     Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and operating results.
Our customers and suppliers are exposed to risks associated with the current worldwide downturn and financial crisis which could adversely affect their ability to pay our invoices or continue to operate their businesses.
The businesses of many of our customers and suppliers are exposed to risks related to the current economic environment. A number of our customers and suppliers have been and may continue to be adversely affected by the worldwide financial crisis, disruptions to the capital and credit markets and decreased demand for their products and services. In the event that any of our large customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, further reductions in demand for our products and services, failure of customers to pay invoices when due and other adverse effects that may have a material adverse effect on our business, financial condition and operating results.
Our substantial indebtedness may adversely affect our business, financial condition and operating results.
Our substantial indebtedness may have material adverse effects on our business, including to:
•	make it more difficult for us to satisfy our debt service obligations;

•	limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements;

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•	place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt;

•	limit our flexibility to plan for, or react to, changes in our business and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions; and

•	limit our ability, or increase the cost, to refinance indebtedness.

     If we incur additional indebtedness, the risks related to our substantial indebtedness may intensify.
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
     We are required to post letters of credit or cash as collateral primarily in connection with our hedging transactions, insurance programs and bonding activities. The amounts of collateral we are required to post may vary based on our financial position and credit ratings. Use of letters of credit as collateral reduces our borrowing availability under our revolving credit agreement and, therefore, like the use of cash as collateral, reduces our overall liquidity and our ability to fund other business activities.
     If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:
•	curtail operations further;

•	reduce or delay planned capital expenditures, research and development or acquisitions;

•	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;

•	sell assets or businesses; and

•	sell additional equity.
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
Covenant restrictions under the agreements governing our indebtedness may limit our ability to pursue business activities or otherwise operate our business.
The agreements governing our indebtedness contain covenants that may limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to:
•	incur additional indebtedness;

•	make guarantees;

•	sell assets or make other fundamental changes;

•	engage in mergers and acquisitions;

•	make investments;

•	enter into transactions with our affiliates;

•	change our business purposes; and

•	enter into sale and lease-back transactions.
     In addition, we are subject to agreements that may require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our current business objectives. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests.
     A breach of any of our credit agreement or indenture covenants or failure to maintain a required ratio or meet a required test may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.
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
The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high-pressure laminates. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. As a result of recent market conditions, our ability to pass increased raw materials prices on to our customers has been limited. We may not be able to pass increased raw materials prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw materials prices or if we cannot effectively hedge against price increases, our operating results may be materially and adversely affected.
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
     Approximately one quarter of the gypsum used in our plants is synthetic gypsum, which is a byproduct resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. The suppliers of synthetic gypsum are primarily power companies, which are required under federal environmental regulations to operate scrubbing equipment for their coal-fired generating plants. Environmental regulatory changes or changes in methods used to comply with environmental regulations could adversely affect the price and availability of synthetic gypsum.
     Energy costs also are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with our gypsum and interior systems products, have both become more volatile in recent years. There may be substantial increases in the price, or a decline in the availability, of energy in the future, especially in light of instability or possible dislocations in some energy markets. In addition, significant increases in the cost of fuel can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. As is the case with raw materials, we may not be able to pass on increased costs through increases in the prices of our products.
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
We use natural gas extensively in the production of gypsum and interior systems products. As a result, our revenues, profitability, operating cash flows and future rate of growth are highly dependent on the price of natural gas, which historically has been very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging transactions and fixed-price supply agreements. Although we benefit from those agreements when spot prices exceed contractually specified prices, if the market price for natural gas declines, we may not be able to take advantage of decreasing market prices while our competitors may be able to do so. Any substantial or extended decline in prices of, or demand for, natural gas could cause our production costs to be greater than that of our competitors. As a result, a decline in prices may have a material adverse effect on our business, financial condition and operating results.

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
     The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. Enactment of climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the U.S. Environmental Protection Agency and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have an adverse effect on our operations and demand for our services or products. Our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. Energy could also become more expensive, and we may not be able to pass these increased costs on to purchasers of our products. In addition, stricter regulation of emissions might require us to install emissions control equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
If the downturn in the markets for our businesses does not reverse or is significantly extended, we may incur material impairment charges.

We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If this cycle is similar to past cycles in that regard, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules.
     However, if the downturn in these markets does not reverse or the downturn is significantly extended, material write-downs or impairment charges may be required in the future. If these conditions materialize or worsen, or if there is a fundamental change in the housing market, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, material impairment charges may be necessary if we permanently close gypsum wallboard production facilities. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or non-cash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and operating results.
A small number of our stockholders could be able to significantly influence our business and affairs.
Based on filings made with the SEC and other information available to us, as of January 31, 2009, we believe that six organizations collectively controlled over 50% of our common stock. Also, all of our 10% contingent convertible senior notes are currently held by two of our largest stockholders. At the current conversion price of $11.40 per share, the notes are convertible into approximately 35.1 million shares of our common stock, or approximately 25% of the shares that would be outstanding if all of the notes were converted at that price. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions.
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
We may pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition and operating results.
During the past several years, we have completed a number of acquisitions and joint venture arrangements. As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:
•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	failure of the acquired business or joint venture to achieve expected operational, profitability and investment return objectives; and

•	inability to achieve other intended objectives of the transaction.
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
Our success depends on the management and leadership skills of our senior management team. The unexpected loss of any of these individuals or an inability to attract and retain additional personnel could impede or prevent the implementation of our business strategy. Although we have incentives for management to stay with us, we cannot assure that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed.
We do not expect to pay cash dividends on our common stock for the foreseeable future.
We have not paid a dividend on our common stock since the first quarter of 2001 and have no plans to do so in the foreseeable future. Further, our credit agreement limits our ability to pay a dividend or repurchase our stock unless specified borrowing availability and fixed charge coverage ratio tests are met, and it prohibits payment of a dividend if a default exists under the agreement. Because we do not expect to pay dividends on our common stock in the foreseeable future, investors will have to rely on stock appreciation for a return on their investment.
Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. In 2008, U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at 65% of capacity. However, the capacity utilization rate for our gypsum wallboard plants declined as the year progressed and was approximately 51% during the fourth quarter of 2008. USG Interiors’ AURATONE® brand ceiling tile plants operated at 64% of capacity in 2008. However, the capacity utilization rate for these ceiling tile plants also declined as the year progressed and was approximately 55% during the fourth quarter of 2008. The locations of our production properties in operation as of December 31, 2008, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS

Aliquippa, Pa.*	Plaster City, Calif.	Sweetwater, Texas
Baltimore, Md.*	Rainier, Ore.	Washingtonville, Pa.*
Bridgeport, Ala.*	Shoals, Ind.*	Hagersville, Ontario, Canada*
East Chicago, Ind.*	Sigurd, Utah	Montreal, Quebec, Canada *
Empire, Nev.	Southard, Okla.	Monterrey, Nuevo Leon, Mexico
Galena Park, Texas*	Sperry, Iowa*	Puebla, Puebla, Mexico
Jacksonville, Fla.*	Stony Point, N.Y.	Tecoman, Colima, Mexico
Norfolk, Va.*

*	Plants supplied fully or partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)

Auburn, Wash.	Galena Park, Texas	Calgary, Alberta, Canada (leased)
Baltimore, Md.	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Ala.	Jacksonville, Fla.	Montreal, Quebec, Canada
Chamblee, Ga.	Phoenix (Glendale), Ariz. (leased)	Surrey, British Columbia, Canada
Dallas, Texas	Port Reading, N.J.	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, Calif.

CEMENT BOARD

Baltimore, Md.	New Orleans, La.	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Mich.

GYPSUM ROCK (MINES AND QUARRIES)

Alabaster (Tawas City), Mich.	Sigurd, Utah	Little Narrows, Nova Scotia, Canada
Empire, Nev.	Southard, Okla.	Windsor, Nova Scotia, Canada
Fort Dodge, Iowa	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Plaster City, Calif.	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Shoals, Ind.	Hagersville, Ontario, Canada	Tecoman, Colima, Mexico

PAPER FOR GYPSUM WALLBOARD

Clark, N.J.	North Kansas City, Mo.	Otsego, Mich.
Galena Park, Texas	Oakfield, N.Y.
OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, N.C. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico and Puebla, Puebla, Mexico. We produce plaster products at Puebla, Puebla, Mexico, Saltillo, Coahuila, Mexico, and San Luis Potosi, San Luis Potosi, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, paper-faced metal corner bead at Auburn, Wash., and Weirton, W.Va., and sealants and finishes at La Mirada, Calif.
FACILITY SHUTDOWNS
During 2008, we permanently closed our gypsum wallboard and plaster production facilities in Boston, Mass., and one of our gypsum wallboard production facilities in Stony Point, N.Y. We temporarily idled a gypsum wallboard production facility at each of our Plaster City, Calif., Jacksonville, Fla., Baltimore, Md., and Ft. Dodge, Iowa, plants. In addition, we temporarily idled our paper mills in South Gate, Calif., and Gypsum, Ohio, a cement board production facility in Santa Fe Springs, Calif., and a structural cement panel production facility in Delavan, Wis. During 2007, we temporarily idled a gypsum wallboard line at each of our Jacksonville, Fla., Detroit, Mich., and New Orleans, La., plants and a paper mill in Jacksonville, Fla.
NEW FACILITIES
In the fourth quarter of 2008, we began operating a new low-cost gypsum wallboard plant in Washingtonville, Pa., that is serving the Northeastern market, including customers of the Boston gypsum wallboard production facility that we closed in the first quarter of 2008. In the second quarter of 2008, we began operating a new high-quality, low-cost paper mill in Otsego, Mich., that will serve U.S. Gypsum’s wallboard plants. Because of the current market environment, commencement of construction of a new, low-cost gypsum wallboard plant in Stockton, Calif., has been delayed until 2012, with production targeted to begin in 2014.
OCEAN VESSELS
Gypsum Transportation Limited, our wholly owned subsidiary headquartered in Bermuda, owns and operates two self-unloading ocean vessels. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to our East Coast plants. We offer excess ship time, when available, for charter on the open market to back haul cargo such as coal. We expect to take delivery of our new 40,000-ton self-unloading ship, which is expected to lower the delivered cost of gypsum rock to East Coast wallboard plants, by March 31, 2009.
Worldwide Ceilings

CEILING GRID

Cartersville, Ga.	Dreux, France	Shenzhen, China (leased)
Stockton, Calif.	Oakville, Ontario, Canada	St. Petersburg, Russia (leased)
Westlake, Ohio	Peterlee, England (leased)	Viersen, Germany
Auckland, New Zealand (leased)
A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. Slitter plants are located in Stockton, Calif. (leased), and Antwerp, Belgium (leased).

CEILING TILE

Cloquet, Minn.	Greenville, Miss.	Walworth, Wis.
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., metal specialty systems at Oakville, Ontario, Canada, joint compound at Dreux, France, Peterlee, England (leased), St. Petersburg, Russia (leased), Thessaloniki, Greece, Viersen, Germany, and Port Klang, Malaysia (leased) and gypsum wallboard and joint compound at Lima, Peru.
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
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2009, there were 3,235 record holders of our common stock. We currently do not pay dividends on our common stock. Our credit agreement restricts our ability to pay cash dividends on, or repurchase, our common stock. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Debt, for more information regarding these restrictions.
     See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
     We did not purchase any of our equity securities during the fourth quarter of 2008.
     The high and low sales prices of our common stock in 2008 and 2007 were as follows:

	2008		2007
	High	Low	High	Low

First quarter	$38.38	$29.71	$58.74	$46.22
Second quarter	40.25	29.48	52.75	45.43
Third quarter	35.00	23.12	50.13	35.42
Fourth quarter	26.39	5.50	40.54	34.69
     Pursuant to our Stock Compensation Program for Non-Employee Directors, on December 31, 2008, our non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this program, on December 31, 2008, a total of 21,918 shares of common stock were issued to two non-employee directors based on the average of the high and low sales prices of a share of USG common stock on December 30, 2008. The issuance of these shares was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and was exempt from registration under Section 5 of the Securities Act.
     Pursuant to our Deferred Compensation Program for Non-Employee Directors, four of our non-employee directors deferred their $80,000 annual grant, and three of our non-employee directors deferred their quarterly retainers for service as directors that were payable on December 31, 2008, into a total of approximately 49,579 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2008.

	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008
USG	$100	$243	$392	$331	$253	$57
S&P 500	$100	$111	$116	$135	$142	$90
DJUSCN	$100	$132	$147	$172	$212	$122

All amounts rounded to the nearest dollar.

Item 6. SELECTED FINANCIAL DATA
USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)	Years Ended December 31,
	2008	2007(a)	2006(a)	2005(a)	2004(a)

Statement of Operations Data:
Net sales	$4,608	$5,202	$5,810	$5,139	$4,509
Cost of products sold	4,416	4,601	4,426	4,030	3,643
Gross profit	192	601	1,384	1,109	866
Selling and administrative expenses	380	408	419	352	317
Restructuring and long-lived asset impairment charges	98	26	—	—	—
Goodwill and other intangible asset impairment charges (b)	226	—	—	—	—
Asbestos claims provision (reversal)	—	—	(44)	3,100	—
Chapter 11 reorganization expenses	—	—	10	4	12
Operating profit (loss)	(512)	167	999	(2,347)	537
Interest expense (c)	86	105	555	5	5
Interest income	(7)	(22)	(43)	(10)	(6)
Other income, net	(10)	(4)	(3)	—	—
Income taxes (benefit)	(118)	11	193	(921)	208
Earnings (loss) before cumulative effect of accounting change	(463)	77	297	(1,421)	330
Cumulative effect of accounting change	—	—	—	(11)	—
Net earnings (loss)	(463)	77	297	(1,432)	330
Net Earnings (Loss) Per Common Share (d):
Cumulative effect of accounting change	—	—	—	(0.20)	—
Basic	(4.67)	0.80	4.47	(25.42)	5.93
Diluted	(4.67)	0.79	4.46	(25.42)	5.93

Balance Sheet Data (as of the end of the year):
Working capital	$738	$717	$975	$1,602	$1,239
Current ratio	1.98	2.26	1.55	3.60	3.17
Cash and cash equivalents	471	297	565	936	756
Property, plant and equipment, net	2,562	2,596	2,210	1,946	1,853
Total assets	4,719	4,654	5,397	6,180	4,297
Long-term debt (e)	1,642	1,238	1,439	—	1
Liabilities subject to compromise (e)	—	—	—	5,340	2,242
Total stockholders’ equity (deficit)	1,550	2,226	1,566	(279)	1,043

Other Information:
Capital expenditures	$238	$460	$393	$198	$138
Stock price per common share (f)	8.04	35.79	54.80	65.00	40.27
Average number of employees (g)	13,600	14,650	14,700	14,100	13,800

(a)	Financial information for 2004 through 2007 has been retrospectively adjusted for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. These adjustments reduced cost of products sold by $2 million in 2007, $14 million in 2006, $7 million in 2005 and $29 million in 2004. See Note 1 to the Consolidated Financial Statements.

(b)	See Note 3 to the Consolidated Financial Statements for information regarding goodwill and other intangible asset impairment charges.

(c)	Interest expense for 2006 included post-petition interest and fees of $528 million related to pre-petition obligations in connection with USG’s five-year reorganization proceeding. See Note 22 to the Consolidated Financial Statements.

(d)	Net earnings (loss) per common share for 2005 and 2004 were adjusted to reflect the effect of a rights offering implemented in 2006. See Note 19 to the Consolidated Financial Statements.

(e)	For 2004 and 2005, debt of $1.005 billion was included in liabilities subject to compromise in connection with USG’s five-year reorganization proceeding. See Note 22 to the Consolidated Financial Statements.

(f)	Stock price per common share reflects the final closing price of the year.

(g)	As a result of workforce reductions, we had approximately 12,800 employees worldwide as of December 31, 2008.

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
     North American Gypsum: North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. North American Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels.
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
     Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-Pacific region and gypsum wallboard in Latin America.
Geographic Information: In 2008, approximately 81% of our net sales were attributable to the United States. Canada accounted for approximately 9% of our net sales and other foreign countries accounted for the remaining 10%.
FINANCIAL INFORMATION
Consolidated net sales in 2008 were $4.608 billion, down 11% from 2007. An operating loss of $512 million and a net loss of $463 million, or $4.67 per diluted share, were incurred in 2008. These results compared with operating profit of $167 million and net earnings of $77 million, or $0.79 per diluted share, in 2007. Results for 2008 included goodwill and other intangible asset impairment charges of $226 million pretax, restructuring and long-lived asset impairment charges of $98 million pretax and start-up costs for new manufacturing facilities totaling $26 million pretax. The net loss for 2008 also reflected an increase in the valuation allowance, primarily on certain state net operating loss and tax credit carryforwards, that had the impact of reducing our income tax benefit by $71 million, net of tax. Results for 2007 included restructuring and long-lived asset impairment charges of $26 million pretax. The restructuring and long-lived asset impairment charges in 2008 and 2007 primarily related to salaried workforce reductions, facility shutdowns and the closure of distribution locations.
     As of December 31, 2008, we had $471 million of cash and cash equivalents compared with $297 million as of

December 31, 2007. The increase was primarily attributable to our issuance of $400 million of 10% contingent convertible senior notes in November 2008. Subsequent to December 31, 2008, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement, as discussed below under “Liquidity and Capital Resources.” The remaining proceeds from the issuance of the contingent convertible senior notes are being used for general corporate purposes.
     In the fourth quarter of 2008, we recorded impairment charges of $226 million pretax associated with goodwill and other intangible assets. Based on impairment testing performed as of October 31, 2008, we determined that impairment existed for goodwill related to the L&W Supply reporting unit that comprises our Building Products Distribution segment, the Latin America reporting unit within our Worldwide Ceilings segment and the USG Mexico reporting unit within our North American Gypsum segment. These charges also include an impairment charge for the partial write-off of certain trade names related to L&W Supply.
     Financial information for 2007 and 2006 has been retrospectively adjusted for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. See Note 1 to the Consolidated Financial Statements for additional information regarding this change in accounting principle.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, continued to decline during 2008. Based on preliminary data issued by the U.S. Bureau of the Census, U.S. housing starts in 2008 were an estimated 904,300 units, compared with actual housing starts of 1.355 million units in 2007 and 1.801 million units in 2006. In December 2008, the annualized rate of housing starts was reported to have decreased to 550,000 units, the lowest level recorded in the last 50 years. Industry analysts’ forecasts for housing starts in the United States in 2009 are for a range from 500,000 to 700,000.
     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States in 2008 declined to an estimated 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006, which contributed to a decrease in demand for our products from the residential repair and remodel market. Industry analysts’ forecasts for residential repair and remodel activity in the United States in 2009 are for a further decline of approximately 5% to 10% from the 2008 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed in the United States declined 16% in 2008 compared with 2007 after increasing 2% in 2007 compared to 2006. Industry analysts’ forecasts for commercial construction in the United States in 2009 are for a further decline of approximately 15% to 20% from the 2008 level.
     The markets that we serve, including in particular the housing and construction-based markets, are affected by the availability of credit, lending practices, the movement of interest rates, the unemployment rate and consumer confidence. Higher interest and unemployment rates and more restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains at a record level, housing affordability, office vacancy rates and foreign currency exchange rates. Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our businesses, financial condition and results of operations.

     Our results of operations have been adversely affected by the economic downturn in North America, which recently has been exacerbated by substantial turmoil in the financial markets. In 2008, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and high raw material and energy costs. Our Building Products Distribution segment, which serves both the residential and commercial markets, has been adversely affected by lower product shipments and tighter margins. Our Worldwide Ceilings segment recorded year-over-year sales growth in 2008. However, the commercial market has begun to weaken and fourth quarter 2008 results for our Worldwide Ceilings segment were significantly below its results for the fourth quarter of 2007 and the third quarter of 2008.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 25.2 billion square feet in 2008, down approximately 18% compared with 30.7 billion square feet in 2007, which was down approximately 15% from 36.2 billion square feet in 2006. U.S. Gypsum shipped 7.2 billion square feet of SHEETROCK® brand gypsum wallboard in 2008, a 20% decrease from 9.0 billion square feet in 2007, which was down 17% from 10.8 billion square feet in 2006. The percentage decline of U.S. Gypsum’s wallboard shipments in each of 2008 and 2007 exceeded the declines for the industry primarily due to our decisions to maintain or increase our selling prices despite losing volume and market share and to reduce our sales efforts in geographic markets where we believed the gross margin was inadequate. Because the housing market continues to be very weak and is expected to remain very weak throughout 2009 and the economic recession is expected to contribute to further declines in residential repair and remodeling expenditures and nonresidential construction activity in 2009, we expect demand for gypsum wallboard to decline further in 2009 for USG and the industry as a whole. We estimate that the industry capacity utilization rate was approximately 62% during 2008 and approximately 54% in the fourth quarter of 2008. We expect that rate to remain below 60% in 2009. At such a low level of capacity utilization, we expect there to be continued pressure on wallboard gross margins. For the fourth quarter of 2008, our shipments of SHEETROCK® brand gypsum wallboard were 1.4 billion square feet, down 33% from 2.1 billion square feet in the fourth quarter of 2007.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Approximately 500 million square feet of additional capacity, net of closures, became operational in the United States in 2008. Industry capacity in the United States was approximately 40 billion square feet in 2008. We and other industry participants announced a number of closures near the end of 2008 that we expect will reduce industry capacity by approximately 3 billion square feet in 2009. We do not expect any new industry capacity will be added in 2009.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. During the fourth quarter of 2008, we permanently closed a gypsum wallboard production facility in Stony Point, N.Y., and a plaster production facility in Boston, Mass., and we temporarily idled a gypsum wallboard production facility at each of our Plaster City, Calif., Jacksonville, Fla., and Baltimore, Md., plants, a cement board production facility in Santa Fe Springs, Calif., and a structural cement panel production facility in Delavan, Wis. Earlier in 2008, we permanently closed our 80-year-old Boston gypsum wallboard production facility and temporarily idled the gypsum wallboard production facility in Ft. Dodge, Iowa and paper mills in South Gate, Calif., and Gypsum, Ohio. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If this cycle is similar to past cycles in that regard, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. Because we believe that a recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there have been no material impairments of our long-lived assets.
     However, if the downturn in these markets does not reverse or the downturn is significantly extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing market, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, material impairment charges may be necessary if we permanently close gypsum wallboard production facilities. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and results of operations, but material noncash impairment charges would have no effect on compliance with the financial covenant under our amended and restated secured credit facility or other terms of our outstanding indebtedness.
     As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 54 centers during 2008, 30 of which were closed during the fourth quarter. These closures have been widely dispersed throughout the markets L&W Supply serves. L&W Supply opened five new centers during 2008, but none was opened during the fourth quarter.
     In the second and fourth quarters of 2008, we implemented salaried workforce reductions that eliminated in total approximately 1,400 salaried positions. We are continuing to adjust our operations for the extended downturn in our markets.
     Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. If economic and market conditions continue to deteriorate, we will evaluate plans to further reduce costs, improve operational efficiency and maintain our liquidity.
     Our new gypsum wallboard plant at Norfolk, Va., and new paper mill at Otsego, Mich., are operating at significantly lower costs than the operations they replaced. A new, low-cost gypsum wallboard plant in Washingtonville, Pa., that will serve the northeastern United States, began operating in the fourth quarter of 2008.
     In the fourth quarter of 2008, we completed the sale of $400 million aggregate principal amount of 10% contingent convertible senior notes due 2018. Early in the first quarter of 2009, we amended and restated our unsecured credit facility to convert it into a secured credit facility that contains a single restrictive financial covenant that only applies if borrowing availability under the facility is below $75 million. Please refer to the discussion under “Liquidity and Capital Resources” below for information regarding our cash position and this credit facility.
     See Part I, Item 1A, Risk Factors, for additional information regarding the conditions affecting our businesses and other risks and uncertainties that affect us.
KEY OBJECTIVES
In order to perform as efficiently as possible during this challenging business cycle, we are focusing on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions; and

•	maintain financial flexibility.

Consolidated Results of Operations

				Increase	Increase
				(Decrease)	(Decrease)
(dollars in millions, except per-share data)	2008	2007(a)	2006(a)	2008 vs. 2007	2007 vs. 2006

Net sales	$4,608	$5,202	$5,810	(11)%	(10)%
Cost of products sold	4,416	4,601	4,426	(4)%	4%
Gross profit	192	601	1,384	(68)%	(57)%
Selling and administrative expenses	380	408	419	(7)%	(3)%
Restructuring and long-lived asset impairment charges	98	26	—	277%	—
Goodwill and other intangible asset impairment charges	226	—	—	—	—
Asbestos claims provision (reversal)	—	—	(44)	—	—
Chapter 11 reorganization expenses	—	—	10	—	—
Operating profit (loss)	(512)	167	999	—	(83)%
Interest expense	86	105	555	(18)%	(81)%
Interest income	(7)	(22)	(43)	(68)%	(49)%
Other income, net	(10)	(4)	(3)	150%	33%
Income taxes (benefit)	(118)	11	193	—	(94)%
Net earnings (loss)	(463)	77	297	—	(74)%
Diluted earnings (loss) per share	(4.67)	0.79	4.46	—	(82)%

(a)	Information for 2007 and 2006 has been retrospectively adjusted for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. See Note 1 to the Consolidated Financial Statements for information regarding this change in accounting principle.
NET SALES
Consolidated net sales were $4.608 billion in 2008, $5.202 billion in 2007 and $5.810 billion in 2006. Net sales declined for the second consecutive year in 2008 following the record level of 2006 primarily due to the steep downturn in United States residential construction that began in mid-2006. This downturn resulted in lower demand and selling prices for gypsum wallboard, which had a significant adverse effect on our North American Gypsum and Building Products Distribution segments.
     Consolidated net sales for 2008 were down $594 million, or 11%, compared with 2007. This decrease reflected a 17% decline in net sales for North American Gypsum and a 13% decline in net sales for Building Products Distribution. The lower level of net sales in 2008 for North American Gypsum was largely attributable to declines in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume (down 20%) and selling prices (down 18%) compared with 2007. Net sales for Building Products Distribution were down also due primarily to lower volume (down 23%) and selling prices (down 13%) for gypsum wallboard. Worldwide Ceilings continued its trend of year-over-year sales growth with a 4% increase compared with 2007, primarily reflecting USG Interiors’ higher selling prices for ceiling grid (up 9%) and ceiling tile (up 2%). However, demand from the commercial construction market that Worldwide Ceilings serves began to deteriorate in the second half of the year resulting in lower volume levels for USG Interiors’ ceiling grid (down 4%) and ceiling tile (down 1%) in 2008 compared with 2007.
     Consolidated net sales for 2007 were down $608 million, or 10%, compared with 2006. This decrease reflected a 22% decline in net sales for North American Gypsum and an 8% decline in net sales for Building Products Distribution. The lower level of net sales in 2007 for North American Gypsum was largely attributable to declines in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume (down 17%) and selling prices (down 25%) compared with 2006. Net sales for Building Products Distribution were down also due primarily to lower volume (down 11%) and selling prices (down 16%) for gypsum wallboard. Worldwide Ceilings net sales increased 8% compared with 2006, primarily reflecting increased volume for USG Interiors’ ceiling grid (up 4%) and higher selling prices for its ceiling grid (up 2%) and ceiling tile (up 6%).

COST OF PRODUCTS SOLD
Cost of products sold totaled $4.416 billion in 2008, $4.601 billion in 2007 and $4.426 billion in 2006.
     Cost of products sold decreased $185 million, or 4%, in 2008 compared with 2007 primarily reflecting the lower product volumes discussed above, partially offset by higher raw material and energy costs and higher fixed costs due to lower production volumes. For U.S. Gypsum’s SHEETROCK® brand gypsum wallboard, higher per unit manufacturing costs reflected an 8% increase in raw material costs, a 10% increase in energy costs, and a 28% increase in fixed costs due to lower gypsum wallboard production volume. Cost of products sold in 2008 included charges totaling $26 million for start-up costs related to our new gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and our new paper mill in Otsego, Mich. For USG Interiors, manufacturing costs per unit increased 5% for ceiling tile primarily due to higher raw materials costs, but decreased 3% for ceiling grid primarily due to lower steel costs.
     Cost of products sold increased $175 million, or 4%, in 2007 compared with 2006 primarily reflecting higher raw material and energy costs and higher fixed costs due to lower production volumes. For U.S. Gypsum’s SHEETROCK® brand gypsum wallboard, higher per unit manufacturing costs reflected a 13% increase in raw material costs, a 4% increase in energy costs, and an 11% increase in fixed costs due to lower gypsum wallboard volume. Approximately half of the increase in raw materials costs was attributable to a 37% increase in wastepaper costs. For USG Interiors, manufacturing costs per unit increased 4% for ceiling tile primarily due to higher raw materials costs and 11% for ceiling grid primarily due to higher steel costs.
GROSS PROFIT
Gross profit was $192 million in 2008, $601 million in 2007 and $1.384 billion in 2006. Gross profit as a percentage of net sales was 4.2% in 2008, 11.6% in 2007 and 23.8% in 2006. Gross profit was down in 2008 and 2007 compared with each respective prior year primarily due to lower demand for gypsum wallboard, lower gypsum wallboard selling prices, higher costs for raw materials, energy and transportation and higher fixed costs due to lower production volumes, as discussed above.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $380 million in 2008, $408 million in 2007 and $419 million in 2006. The decrease in selling and administrative expenses in 2008 compared with 2007 primarily reflected a company-wide emphasis on reducing expenses, including salaried workforce reductions. The decrease in selling and administrative expenses in 2007 compared with 2006 primarily reflected lower accruals for incentive compensation and a company-wide emphasis on reducing expenses, which more than offset a higher level of salaries and related benefits. As a percentage of net sales, selling and administrative expenses were 8.2% in 2008. 7.8% in 2007 and 7.2% in 2006. These expenses as a percentage of net sales increased for the second consecutive year in 2008 due to the declining levels of net sales.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented restructuring activities in 2008 and 2007. In 2008, we recorded restructuring and impairment charges totaling $98 million pretax ($61 million after-tax, or $0.62 per diluted share) primarily associated with salaried workforce reductions, the temporary idling or permanent closure of production facilities and the closure of 54 distribution centers. In 2007, we recorded restructuring and impairment charges totaling $26 million pretax ($16 million after-tax, or $0.16 per diluted share) associated with salaried workforce reductions and the temporary idling or permanent closure of production facilities. See Note 2 to the Consolidated Financial Statements for additional information related to these charges. Total cash payments charged against the restructuring reserve in 2008 amounted to $37 million. We expect future payments to be approximately $42 million in 2009, $6 million in 2010 and $2 million beyond 2010. All restructuring-related payments in 2008 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. Annual savings from the 2008 restructuring initiatives are estimated to be approximately $150 million beginning in 2009.

GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES
In the fourth quarter of 2008, we recorded impairment charges of $226 million pretax ($177 million after-tax, or $1.78 per diluted share) associated with goodwill and other intangible assets. Based on impairment testing performed as of October 31, 2008, we determined that impairment existed for goodwill related to the L&W Supply reporting unit that comprises our Building Products Distribution segment, the Latin America reporting unit within our Worldwide Ceilings segment and the USG Mexico reporting unit within our North American Gypsum segment. Of the total charge for goodwill impairment, $201 million related to Building Products Distribution, $12 million related to Worldwide Ceilings and $1 million related to North American Gypsum. We also recorded an impairment charge of $12 million pretax for the partial write-off of certain trade names related to L&W Supply. See Note 3 to the Consolidated Financial Statements for additional information related to these charges.
ASBESTOS CLAIMS REVERSAL
In 2006, we reversed $44 million pretax ($27 million after-tax, or $0.41 per diluted share) of our reserve for asbestos-related liabilities. This included pretax reversals of $27 million in the second quarter and an additional $17 million in the third quarter. These reversals, which are reflected as income in the consolidated statement of operations, were based on our evaluation in each quarter of the settlements of asbestos property damage claims. See Note 21 to the Consolidated Financial Statements.
INTEREST EXPENSE
Interest expense was $86 million in 2008, $105 million in 2007 and $555 million in 2006. Interest expense in 2007 included charges totaling $14 million pretax ($9 million after-tax, or $0.09 per diluted share) to write off deferred financing fees primarily due to the first-quarter repayment of our tax bridge loan and the third-quarter repayment of our bank term loan. Interest expense in 2006 included charges totaling $528 million pretax ($325 million after-tax, or $4.88 per diluted share) for post-petition interest and fees related to pre-petition obligations.
INTEREST INCOME
Interest income was $7 million in 2008, $22 million in 2007 and $43 million in 2006. Interest income in 2008 and 2007 was generated primarily from money market investments. Interest income in 2006 was generated primarily from investments in marketable securities. The lower levels of interest income in 2007 and 2008 primarily reflect lower average levels of cash and cash equivalents during each year and lower interest rates.
OTHER INCOME, NET
Other income, net was $10 million in 2008 and included $11 million of income for a change in the fair value of an interest rate step-up derivative related to our contingent convertible senior notes. Other income, net was $4 million in 2007 and $3 million in 2006.
INCOME TAXES (BENEFIT)
Income tax benefit was $118 million in 2008. Income tax expense was $11 million in 2007 and $193 million in 2006. Our effective tax rates were 20.4% for 2008, 12.2% for 2007 and 39.4% for 2006. The 2008 tax benefit results from our anticipated carryforward of most of the 2008 net operating loss to offset U.S. federal and state income taxes in future years and reflects a reduction in tax benefit due to an increase in the valuation allowance, primarily on state net operating loss and tax credit carryforwards, in the amount of $71 million. The increase in the valuation allowance recognizes the difficulty in estimating when certain state net operating losses and tax credit carryforwards will be realized given the current challenging economic environment. The effective rate for 2008 also includes the tax impact of goodwill impairment charges. The difference in the 2008 and 2007 effective tax rates was primarily attributable to the favorable effect of items in the 2007 tax provision including, state and foreign tax law changes enacted, the reversal of valuation allowances on net operating loss and investment credit carryovers in our Worldwide Ceilings and Canadian businesses and the effect of a larger portion of our consolidated earnings arising in lower taxed foreign jurisdictions.
NET EARNINGS (LOSS)
A net loss of $463 million, or $4.67 per diluted share, was recorded in 2008. These amounts included the after-tax charges of $177 million, or $1.78 per diluted share, for goodwill and intangible asset impairments and $61 million, or $0.62 per diluted share, for restructuring and long-lived asset impairments.
     Net earnings in 2007 were $77 million, or $0.79 per diluted share. These amounts included the after-tax charge of $16 million, or $0.16 per diluted share, for restructuring and impairment charges. Net earnings and earnings per share for 2007 also included the after-tax charge of $9 million, or $0.09 per diluted share, for the write-off of deferred financing fees.
     Net earnings in 2006 were $297 million, or $4.46 per diluted share. These amounts included the after-tax charge of $325 million, or $4.88 per diluted share, for post-petition interest and fees related to pre-petition obligations. Net earnings and earnings per share for 2006 also included after-tax income of $27 million, or $0.41 per diluted share, as a result of the reversal of the reserve for asbestos-related claims.

Core Business Results of Operations

	Net Sales			Operating Profit (Loss) (a)
(millions)	2008	2007	2006	2008	2007 (b)	2006 (b)

North American Gypsum:
United States Gypsum Company	$1,933	$2,417	$3,215	$(261)	$30	$749
CGC Inc. (gypsum)	332	324	341	(8)	15	46
USG Mexico, S.A. de C.V.	201	193	177	20	26	31
Other subsidiaries (c)	74	83	89	8	13	17
Eliminations	(182)	(180)	(201)	—	—	—

Total	2,358	2,837	3,621	(241)	84	843

Building Products Distribution:
L&W Supply Corporation	1,993	2,291	2,477	(243)	91	205

Worldwide Ceilings:
USG Interiors, Inc.	531	523	507	61	54	57
USG International	304	273	235	(4)	12	13
CGC Inc. (ceilings)	61	61	57	11	9	11
Eliminations	(50)	(44)	(43)	—	—	—

Total	846	813	756	68	75	81

Corporate	—	—	—	(97)	(110)	(117)
Eliminations	(589)	(739)	(1,044)	1	27	(3)
Chapter 11 reorganization expenses	—	—	—	—	—	(10)

Total USG Corporation	$4,608	$5,202	$5,810	$(512)	$167	$999

(a)	Consolidated operating loss in 2008 included restructuring and long-lived asset impairment charges of $98 million pretax. On a segment basis, $48 million of the total amount related to North American Gypsum, $34 million related to Building Products Distribution, $5 million related to Worldwide Ceilings and $11 million related to Corporate.

Consolidated operating loss in 2008 also included goodwill and other intangible asset impairment charges of $226 million pretax. On a segment basis, $213 million of the total amount related to Building Products Distribution, $12 million related to Worldwide Ceilings and $1 million related to North American Gypsum.

Consolidated operating profit in 2007 included restructuring and long-lived asset impairment charges of $26 million pretax. On a segment basis, $18 million of the total amount related to North American Gypsum, $1 million related to Building Products Distribution, $2 million related to Worldwide Ceilings and $5 million related to Corporate.

Operating profit in 2006 for North American Gypsum included a reversal of our reserve for asbestos-related liabilities. This reversal increased operating profit for North American Gypsum by $44 million.

(b)	Information for 2007 and 2006 has been retrospectively adjusted for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. See Note 1 to the Consolidated Financial Statements for information regarding this change in accounting principle.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $2.358 billion in 2008, $2.837 billion in 2007 and $3.621 billion in 2006. Net sales in 2008 were down 17% from 2007 following a decline of 22% in 2007 compared with 2006. An operating loss of $241 million was incurred in 2008. This loss included restructuring and long-lived asset impairment charges of $48 million. Operating profit of $84 million in 2007 included restructuring and long-lived asset impairment charges of $18 million. Operating profit of $843 million in 2006 included a $44 million reversal of our reserve for asbestos-related liabilities.
United States Gypsum Company — 2008 Compared With 2007: Net sales in 2008 declined $484 million, or 20%, from 2007. Approximately $253 million of the decrease in net sales was attributable to a 20% decrease in SHEETROCK® brand gypsum wallboard volume and $170 million was attributable to an 18% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $67 million and net sales of other products increased $6 million compared with 2007.
     An operating loss of $261 million was recorded in 2008 compared with operating profit of $30 million in 2007. The $291 million decline in operating profit was primarily attributable to a 95% decrease in gypsum wallboard gross margin, which lowered operating profit by $248 million, and the decline in gypsum wallboard volume, which lowered operating profit by $68 million. Gross profit for SHEETROCK® brand joint treatment products declined $34 million. Restructuring and long-lived asset impairment charges of $43 million pretax were recorded in 2008 compared with charges of $15 million pretax in 2007. The factors that contributed to the lower level of operating profit in 2008 were partially offset by a net gross profit increase for other product lines, lower information technology, promotional and other expenditures and lower selling and administrative expenses, which aggregated $87 million in operating profit improvement.
     New housing construction was very weak throughout 2008 resulting in reduced demand for gypsum wallboard, as discussed above, and lower selling prices. U.S. Gypsum shipped 7.2 billion square feet of SHEETROCK® brand gypsum wallboard in 2008, a 20% decrease from 9.0 billion square feet in 2007. We estimate that industry capacity utilization rates were approximately 62%, while U.S. Gypsum’s capacity utilization rate averaged 65%, during 2008. For the fourth quarter of 2008, we estimate that the industry operated at 54% of capacity, while U.S. Gypsum’s wallboard plants operated at approximately 51% of capacity.
     In 2008, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $111.15 per thousand square feet, down 18% from $134.93 in 2007. During the fourth quarter of 2008, our average realized selling price for SHEETROCK® brand gypsum wallboard was $118.98 per thousand square feet, up 4% from the third quarter of 2008 and 8% compared with the fourth quarter of 2007.
     Manufacturing costs for U.S. Gypsum increased 11% in 2008 compared with 2007 primarily due to an 8% increase in raw materials costs, a 10% increase in energy costs and a 28% increase in fixed costs due to lower gypsum wallboard production volume. Raw materials costs increased in 2008 despite a 4% decrease in wastepaper costs.
     Net sales and gross profit for SHEETROCK® brand joint treatment products declined by $67 million and $34 million, respectively, in 2008 compared with 2007 primarily due to lower joint compound volume (down 17%), partially offset by higher average realized selling prices (up 4%). Gross profit for joint compound products also was adversely affected by higher manufacturing costs (up 11%). Net sales for DUROCK® brand cement board were down in 2008 compared with 2007 primarily due to a 17% decrease in volume. Gross profit for cement board was adversely affected by higher manufacturing costs (up 3%). Net sales and gross profit for FIBEROCK® brand gypsum fiber panels improved in 2008 compared with 2007 reflecting higher selling prices (up 5%) and slightly lower manufacturing costs (down 1%), while volume was down 2%.
United States Gypsum Company — 2007 Compared With 2006: Net sales in 2007 decreased $798 million, or 25%, from 2006. Approximately $412 million of the decrease in net sales was attributable to a 25% decrease in average gypsum wallboard selling prices and $328 million was attributable to a 17% decrease in gypsum wallboard volume. Net sales for joint treatment products declined by $61 million. Net sales of other products increased $3 million compared with 2007.
     Operating profit for 2007 decreased $719 million, or 96%, compared with 2006. A 60% decline in gypsum wallboard gross margin lowered operating profit by $489 million and the decline in gypsum wallboard shipments lowered operating profit by $164 million. Operating profit for 2007 also reflected restructuring and long-lived asset impairment charges of $15 million pretax. Operating profit for other products combined with other costs and selling and administrative expenses accounted for an additional decrease of $7 million. Operating profit for 2006 included the reversal of $44 million of our reserve for asbestos-related liabilities.
     Operating results in 2007 were adversely affected by lower average selling prices, lower volume and higher manufacturing costs for SHEETROCK® brand gypsum wallboard. New housing construction was weak throughout 2007 resulting in reduced demand for gypsum wallboard and lower selling prices. Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 30.7 billion square feet in 2007, which was down approximately 15% from 36.2 billion square feet in 2006. U.S. Gypsum shipped 9.0 billion square feet of SHEETROCK® brand gypsum wallboard in 2007, which was down 17% from 10.8 billion square feet in 2006. The percentage decline of U.S. Gypsum’s wallboard shipments in 2007 exceeded the decline for the industry primarily due to our decisions to maintain or increase our selling prices despite losing volume and market share and to reduce our sales efforts in geographic markets where we believed the gross margin was inadequate. U.S. Gypsum’s capacity utilization for gypsum wallboard averaged 78% in 2007, down from 92% in 2006.
     In 2007, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $134.93 per thousand square feet, down 25% from $180.59 in 2006.
     Manufacturing costs for U.S. Gypsum increased 9% in 2007 compared with 2006 primarily due to a 13% increase in raw materials costs, a 4% increase in energy costs and an 11% increase in fixed costs due to lower gypsum wallboard production volume. Approximately half of the increase in raw materials costs in 2007 was attributable to a 37% increase in wastepaper costs.
     Net sales and gross profit for SHEETROCK® brand joint treatment products declined by $61 million and $20 million, respectively, in 2007 compared with 2006 primarily due to lower joint compound volume (down 12%), partially offset by higher average realized selling prices (up 2%). Gross profit for joint compound products also was adversely affected by higher manufacturing costs (up 4%). Net sales for DUROCK® brand cement board were down in 2007 compared with 2006 primarily due to lower volume (down 6%). However, gross profit for cement board improved due to higher average realized selling prices (up 5%) and lower manufacturing costs (down 5%). Net sales and gross profit for FIBEROCK® brand gypsum fiber panels improved versus 2006 due to higher selling prices (up 6%) and lower manufacturing costs (down 3%), while volume was down 1%.
CGC Inc.: Net sales increased $8 million, or 2%, in 2008 compared with 2007 primarily due to increased sales of joint treatment and other nonwallboard products, increased sales for CGC’s distribution subsidiary, higher outbound freight and the favorable effects of currency translation (together up $13 million), partially offset by a $5 million decrease in sales of SHEETROCK® brand gypsum wallboard due to a 12% decline in selling prices, partially offset by a 10% increase in volume. An operating loss of $8 million was recorded in 2008 compared with operating profit of $15 million in 2007. This $23 million decline in operating profit primarily reflected a $19 million decrease in gross profit for gypsum wallboard. Operating profit also was adversely affected by a higher cost of imported gypsum products (up $10 million) due to the decline of the Canadian dollar versus the U.S. dollar in the fourth quarter of 2008. Restructuring charges related to salaried workforce reductions totaled $4 million in 2008 compared with $3 million in 2007. Gross profit for joint treatment and other products increased $5 million and selling and administrative expenses decreased $2 million in 2008 compared with 2007.

     Comparing 2007 with 2006, net sales declined $17 million, or 5%. This decrease reflected lower net sales for SHEETROCK® brand gypsum wallboard, which declined $36 million due to an 8% decrease in average selling prices and a 9% decrease in volume. This decline was partially offset by the favorable effects of currency translation, increased sales of joint treatment and lower outbound freight (together up $19 million). Operating profit declined $31 million, or 67%, primarily due to a $35 million decrease in gross profit for gypsum wallboard due to the lower average selling prices and volume and a 9% increase in manufacturing costs that primarily reflected higher costs for wastepaper and other raw materials. In addition, operating profit for 2007 included a restructuring charge of $3 million. These negative factors were partially offset by a $6 million increase in gross profit for joint treatment and other products and a $1 million decrease in selling and administrative expenses in 2007 compared with 2006.
USG Mexico, S.A. de C.V.: Net sales in 2008 for our Mexico-based subsidiary were up $8 million, or 4%, compared with 2007 largely due to increased sales of drywall steel (up $6 million), DUROCK® brand cement board (up $2 million) and other products (up $3 million), partially offset by lower sales of gypsum wallboard (down $3 million). However, operating profit declined $6 million, or 23%, compared with 2007 principally due to a 24% decrease in gross profit for gypsum wallboard as a result of lower selling prices and higher manufacturing costs. Gross profit for other product lines also were adversely affected by higher manufacturing costs. A restructuring charge of $1 million related to salaried workforce reductions was recorded in 2008. A goodwill impairment charge of $1 million also was recorded in 2008.
     Comparing 2007 with 2006, net sales increased $16 million, or 9%, principally due to increased sales of construction plasters (up $6 million), drywall steel (up $4 million), DUROCK® brand cement board (up $3 million) and other products (up $4 million), partially offset by lower sales of gypsum wallboard (down $1 million). However, operating profit was down $5 million, or 16%, compared with 2006 principally due to a 16% decrease in gross profit for gypsum wallboard as a result of higher manufacturing costs. Gross profit for other product lines also was adversely affected by higher manufacturing costs.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in 2008 were $1.993 billion, down $298 million, or 13%, compared with 2007. This decline was primarily attributable to a 23% decrease in gypsum wallboard shipments and a 13% decline in average gypsum wallboard selling prices as a result of the weak residential construction market. The lower shipments adversely affected net sales by $225 million and the lower selling prices adversely affected net sales by $101 million. Net sales of construction metal products increased $90 million, or 21%, and net sales of ceilings products increased $27 million, or 10%. However, net sales of all other nonwallboard products fell $89 million, or 14%. As a result of lower product volumes and gypsum wallboard selling prices, same-location net sales for 2008 were down 18% compared with 2007.
     An operating loss of $243 million was incurred in 2008 compared with operating profit of $91 million in 2007. The $334 million decline in operating profit reflected goodwill and other intangible asset impairment charges of $213 million pretax and restructuring and long-lived asset impairment charges of $34 million pretax primarily related to the closure of 54 distribution centers and salaried workforce reductions. In addition, the decline in gypsum wallboard shipments adversely affected operating profit by $63 million and a 24% decline in gypsum wallboard gross margin and the impact of rebates adversely affected operating profit by $59 million. Gross profit from other product lines increased $4 million and center overhead and delivery expense decreased $31 million. L&W Supply’s gypsum wallboard price and volume trends in the fourth quarter of 2008 were similar to those for our North American Gypsum segment due to the weakened conditions in the United States construction markets.
     Comparing 2007 with 2006, L&W Supply’s net sales were $2.291 billion in 2007, down $186 million, or 8%, compared with 2006. This decline was primarily attributable to an 11% decrease in gypsum wallboard shipments and a 16% decrease in average gypsum wallboard selling prices as a result of the weak residential construction market. Lower shipments adversely affected net sales by $152 million and lower selling prices adversely affected net sales by $193 million. The benefit of acquisitions and increased sales related to nonresidential construction activity partially offset those negative factors. Sales of ceilings products increased $73 million, or 41%, and sales of other products increased $86 million, or 9%. Wallboard shipments and sales of nonwallboard products were favorably affected by the acquisitions of California Wholesale Material Supply, Inc., or CALPLY, in late March 2007, and All Interiors Supply, in the fourth quarter of 2006. These acquired businesses contributed $460 million to 2007 net sales. As a result of lower product volumes and gypsum wallboard prices, same-location net sales for 2007 decreased 26% compared with 2006.
     Operating profit in 2007 was $91 million, a decrease of $114 million, or 56%, compared with 2006. The decline in operating profit was primarily attributable to the decrease in gypsum wallboard shipments, which lowered operating profit by $38 million, and a 7% decline in the gross margin for gypsum wallboard and the impact of rebates, which lowered operating profit by $41 million. Center overhead and delivery expense increased $47 million in 2007, principally due to the acquisition of CALPLY. Amortization expense related to intangible assets associated with recent acquisitions was $6 million in 2007, while amortization expense for 2006 was immaterial. L&W Supply’s operating profit for 2007 included a restructuring charge of $1 million related to salaried workforce reductions. These unfavorable factors were partially offset by a $19 million increase in gross profit for other product lines in 2007.
     In response to weak market conditions, L&W Supply closed 54 centers in 2008, while opening five new centers and continued to serve its customers from 198 centers in the United States as of December 31, 2008. L&W Supply operated 247 centers in the United States and Mexico as of December 31, 2007 and 220 centers in the United States as of December 31, 2006.
WORLDWIDE CEILINGS
Worldwide Ceilings had record net sales of $846 million in 2008 which represented an increase of $33 million, or 4%, compared with 2007. Operating profit in 2008 was $68 million, a decrease of $7 million, or 9%, compared with 2007. Operating profit in 2008 was adversely affected by goodwill and other intangible asset impairment charges of $12 million and restructuring charges of $5 million related to salaried workforce reductions. Net sales in 2007 of $813 million increased 8% compared with 2006, while operating profit of $75 million, which included restructuring charges of $2 million related to salaried workforce reductions, was down $6 million.
USG Interiors, Inc.: Net sales in 2008 for our domestic ceilings business rose to $531 million, an increase of $8 million, or 2%, compared with 2007. Operating profit increased to $61 million, an increase of $7 million, or 13%, compared with 2007. These results primarily reflected higher selling prices for ceiling grid and tile in 2008. However, demand from the commercial construction market that USG Interiors serves began to deteriorate in the second half of the year, resulting in lower volume levels for ceiling grid and ceiling tile in 2008 compared with 2007.
     Net sales in 2008 increased $8 million for ceiling grid and $1 million for AURATONE® brand ceiling tile while sales of other products declined $1 million compared with 2007. Net sales for ceiling grid benefited from higher selling prices (up 9%) that contributed a $14 million increase in sales and more than offset a 4% decrease in volume, which adversely affected sales by $6 million. Net sales for AURATONE® brand ceiling tile benefited from higher selling prices (up 2%) that contributed a $3 million increase in sales and more than offset a 1% decrease in volume, which adversely affected sales by $2 million.
     A 37% increase in gross margin for ceiling grid in 2008 increased gross profit by $17 million, reflecting the higher selling prices and lower manufacturing costs (down 3%) compared with 2007. The decrease in costs primarily reflected lower steel costs. This increase in gross profit for ceiling grid more than offset a $2 million decline as a result of the lower volume. An 11% decrease in gross margin for ceiling tile in 2008 decreased gross profit by $5 million, reflecting higher manufacturing costs (up 5%), partially offset by the higher selling prices compared with 2007. The increase in ceiling tile costs primarily reflected higher raw material costs. Gross profit for other products were down $2 million in 2008. Restructuring charges of $2 million were recorded in 2008 compared with $1 million in 2007.
     Net sales in 2007 for USG Interiors rose to $523 million, an increase of $16 million, or 3%, compared with

2006. However, operating profit of $54 million was down $3 million, or 5%, compared with 2006. Net sales for ceiling grid increased $9 million compared with 2006. Sales of ceiling grid benefited from higher volume (up 4%) that contributed $6 million in increased sales and higher selling prices (up 2%) that contributed a $3 million increase in sales. Net sales for AURATONE® brand ceiling tile increased $7 million, reflecting higher selling prices (up 6%) that contributed a $10 million increase in sales and more than offset a 1% decrease in volume, which adversely affected sales by $3 million.
     A 16% decrease in gross margin for ceiling grid in 2007 compared with 2006 adversely affected gross profit by $9 million, reflecting higher manufacturing costs (up 11%) primarily due to higher steel costs, which more than offset the higher selling prices. The decrease in the gross profit for ceiling grid more than offset a $2 million increase as a result of the higher volume. A 13% increase in gross margin for ceiling tile in 2007 compared with 2006 contributed $4 million to gross profit, reflecting the higher selling prices that more than offset higher manufacturing costs (up 4%). The increase in costs primarily reflected higher raw material costs.
USG International: Net sales in 2008 for USG International increased $31 million, or 11%, compared with 2007. However, an operating loss of $4 million was recorded in 2008 compared with operating profit of $12 million in 2007. The improvement in net sales primarily reflected increased demand for ceiling grid and joint treatment in Europe and ceiling tile in the Asia-Pacific region as well as the favorable effects of currency translation. However, demand for ceiling grid and joint treatment in Europe decreased in the fourth quarter of 2008 compared with prior 2008 quarters and the fourth quarter of 2007. Operating profit fell in 2008 largely due to goodwill and other intangible asset impairment charges of $12 million and restructuring charges of $3 million related to salaried workforce reductions.
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
CGC Inc.: Net sales in 2008 of $61 million were unchanged from 2007. However, operating profit increased $2 million to $11 million primarily due to higher selling prices for ceiling grid and ceiling tile.
     Net sales in 2007 increased $4 million, or 7%, compared with 2006 primarily due to improved pricing for ceiling grid, partially offset by lower selling prices for ceiling tile. However, operating profit of $9 million was down $2 million primarily due to higher grid manufacturing costs.
Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2008, we had cash and cash equivalents of $471 million. Subsequent to December 31, 2008, $190 million of cash was used to repay borrowings under our revolving credit facility in connection with its amendment and restatement, as discussed below.
     Since the beginning of the fourth quarter of 2008, we have implemented several financing arrangements to improve our financial flexibility and liquidity. In November 2008, we sold $400 million of 10% contingent convertible senior notes due 2018. The notes bear interest at a rate of 10% per annum and are convertible into shares of our common stock at an initial conversion ratio of 87.7193 shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share. During the fourth quarter of 2008, we also finalized a ship mortgage facility under which we borrowed $29 million in the fourth quarter and expect to borrow an additional $25 million to $35 million in the first quarter of 2009.
     In January 2009, we amended and restated our unsecured revolving credit facility. The amended and restated facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. The amended and restated facility has a single financial covenant that will only apply if borrowing availability under the facility is less than $75 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. In conjunction with the amendment and restatement of the revolving credit facility, our separate $170 million secured credit agreement was terminated.
     Upon completion of the revolving credit facility amendment, we had about $550 million of available borrowing capacity and cash to fund operations, including approximately $250 million of borrowing capacity under the revolving credit facility, taking into account the borrowing base, outstanding letters of credit and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2008, our borrowing availability under the revolving credit facility had declined by about $60 million since completion of the facility amendment. Inventories and trade receivables are typically at their lowest levels at year end.
     We have taken significant actions to reduce the cash needed to operate our businesses. We expect operating cash inflows to improve in 2009 from 2008 levels as a result of the approximately $150 million of cost savings from our 2008 restructuring actions. These operating cash inflows are expected to largely fund our cash requirements. Any shortfall is expected to be funded by cash on hand, borrowings under our revolving credit facility and ship mortgage facility, other potential borrowings and potential sales of surplus property. We expect to lower our level of capital expenditures to approximately $50 million in 2009, reflecting the substantial completion of a number of strategic investments. Interest payments will increase to $137 million in 2009 due to the higher level of debt outstanding, but we have no term debt maturities until 2016, other than approximately $4 million of annual debt amortization under our ship mortgage facility, which will increase to approximately $9 million annually following the additional borrowing under that facility expected to occur in the first quarter of 2009. Due to significant tax loss carryforwards, our income tax payments are expected to be very low for the next several years.
     We believe that cash on hand, cash available from future operations and the sources of funding described above will provide sufficient liquidity to fund our operations for the next 12 months. However, operating cash flows are expected to continue to be negative and reduce our liquidity in the near term. Cash requirements include, among other things, capital expenditures, working capital needs, interest, pension funding and other contractual obligations.
     Notwithstanding the above, if a significantly extended downturn or further significant decrease in demand materializes, there will exist a material uncertainty as to whether we will have sufficient cash flows to be able to weather such a downturn or decrease in demand. As discussed above, during 2008 we took actions to reduce costs, increase our liquidity and improve our operations. We will continue our efforts to increase financial flexibility during the recession. There can be no assurance that the efforts taken to date and future actions will be sufficient to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets discussed under “Risk Factors” above.

CASH FLOWS

The following table presents a summary of our cash flows:

(millions)	2008	2007	2006

Net cash provided by (used for):
Operating activities	$(165)	$1,307	$(3,703)
Investing activities	(252)	(730)	119
Financing activities	608	(853)	3,212
Effect of exchange rate changes on cash	(17)	8	1

Net increase (decrease) in cash and cash equivalents	$174	$(268)	$(371)

Operating Activities: The variation between 2008 and 2007 primarily reflects our 2007 receipt of a federal tax refund of $1.057 billion and a $463 million net loss in 2008 compared with net earnings of $77 million in 2007. The net loss for 2008 includes noncash goodwill and other intangible asset impairment charges of $177 million after-tax.
Investing Activities: The variation between 2008 and 2007 primarily reflects lower spending in 2008 for acquisitions (down $278 million) and capital projects (down $222 million), partially offset by a $12 million joint venture investment in 2008. The lower level of spending on capital projects in 2008 primarily reflected the completion of investments that we made in our operations over the past several years and the current market environment. The joint venture investment in 2008 related to a joint venture arrangement entered into in 2007 with a Chinese building materials company to manufacture a line of acoustical ceiling tile and grid systems in China.
Financing Activities: The variation between 2008 and 2007 primarily reflects the following transactions. In 2008, we increased debt by $598 million. In 2007, we repaid a $1.065 billion borrowing under our tax bridge facility and a $700 million borrowing under our term loan facility. These repayments were partially offset by the issuance of $499 million of 7.75% senior unsecured notes, net of discount, in the third quarter of 2007 and the net proceeds of $422 million from a public equity offering that we completed in 2007.
CAPITAL EXPENDITURES
Capital spending amounted to $238 million in 2008 compared with $460 million in 2007. Because of the high level of investment that we made in our operations over the past several years and the current market environment, our capital spending in 2008 was down $222 million compared with 2007. We plan to limit our capital spending in 2009 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $263 million as of December 31, 2008, compared with $302 million as of December 31, 2007. Approved expenditures as of December 31, 2008 included $211 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed until 2012, with production targeted to begin in 2014. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
WORKING CAPITAL
As of December 31, 2008, working capital (current assets less current liabilities) amounted to $738 million, and the ratio of current assets to current liabilities was 1.98-to-1. As of December 31, 2007, working capital amounted to $717 million, and the ratio of current assets to current liabilities was 2.26-to-1.
Cash and Cash Equivalents: As of December 31, 2008, we had cash and cash equivalents of $471 million compared with $297 million as of December 31, 2007. The increase was primarily attributable to our issuance of $400 million of 10% contingent convertible senior notes in November 2008. Subsequent to December 31, 2008, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement.

Receivables: As of December 31, 2008, receivables were $467 million, up $37 million, or 9%, from $430 million as of December 31, 2007. This increase primarily reflected (1) our requirement to provide $43 million of collateral to our derivative counterparties as a result of changes in the market value of our derivatives and our credit rating and (2) an $11 million increase related to cross-currency swaps, partially offset by a $25 million decrease in customer receivables primarily due to a 13% decrease in consolidated net sales in December 2008 compared with December 2007.
Inventories: As of December 31, 2008, inventories were $404 million, down $27 million, or 6%, from $431 million as of December 31, 2007. The lower level of inventories primarily reflected a $35 million decrease in U.S. Gypsum’s inventories principally resulting from the idling of production facilities due to the lower level of demand, as discussed above, partially offset by a $10 million increase in USG International’s inventories. The increase in USG International’s inventories primarily reflected a 30% increase in steel costs in Europe in December 2008 compared with December 2007 combined with our fixed contracts with vendors to purchase steel and the downturn in demand for ceiling grid products in Europe in the fourth quarter.
Accounts Payable: As of December 31, 2008, accounts payable were $220 million, down $108 million, or 33%, from $328 million as of December 31, 2007. The lower level of accounts payable largely reflected (1) a $32 million decrease related to capital spending as a result of the substantial completion of several strategic investments, including our new, low-cost wallboard plants and a paper mill combined with reduced capital spending subsequent to the completion of those projects, (2) a $32 million decrease in plant accruals largely reflecting the idling of production facilities due to the lower level of demand and (3) a $23 million decrease in non-plant year-end accruals due to the lower level of business and a company-wide emphasis on reducing expenses.
Accrued Expenses: As of December 31, 2008, accrued expenses were $338 million, up $104 million, or 44%, from $234 million as of December 31, 2007. The higher level of accrued expenses primarily reflected (1) a $43 million increase in restructuring-related accruals, (2) a $38 million increase in the fair value of outstanding hedge contracts and (3) a $15 million increase in accrued interest.
DEBT
Total debt, consisting of senior notes, contingent convertible senior notes, industrial revenue bonds, a ship mortgage credit facility and outstanding borrowings under our revolving credit facility, amounted to $1.836 billion as of December 31, 2008. Subsequent to December 31, 2008, $190 million of cash was used to repay borrowings under our revolving credit facility in connection with its amendment and restatement discussed above. Total debt, consisting of senior notes and industrial revenue bonds, amounted to $1.238 billion as of December 31, 2007. See Note 10 to the Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
Our consolidated balance sheet as of December 31, 2008 included a gross deferred tax asset of $577 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss, or NOL, and tax credit carryforwards. The NOL and tax credit carryforwards are a result of the amounts paid to the asbestos trust in 2006, as well as additional losses incurred in 2007 and 2008. We have concluded, based on the weight of available evidence, that all but $166 million of these tax benefits are more likely than not to be realized in the future.
     In arriving at this conclusion, we evaluated all available evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, assumptions were utilized, including the amount of pre-tax operating income in particular jurisdictions, reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The assumptions utilized in forecasting pre-tax operating income are consistent with the plans and estimates used to determine the fair value of our reporting units for purposes of testing for impairment of goodwill and intangible assets. In projecting pre-tax income, we have relied upon historical data and forecasted business cycles. Historically, the housing and other construction markets that we serve are deeply cyclical. Downturns in demand are typically steep and last several years, but are typically followed by periods of strong recovery. We believe this trend will occur again and that we will generate significant pre-tax profits when our markets recover. We also assumed that any deferred tax liabilities relied upon will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax asset related to the NOL and tax credit carryforwards.
     As of December 31, 2008, we had deferred tax assets related to federal NOL and tax credit carryforwards of $336 million. We have federal NOLs of approximately $781 million that are available to offset federal taxable income and will expire in the years 2026 — 2028. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $979 million would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at December 31, 2008, a valuation allowance against the federal foreign tax credit carryforwards in the amount of $3 million was required.
     In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of December 31, 2008, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $233 million, of which $12 million expires in years 2009-2011, $12 million expires in 2012-2014, $30 million expires in 2015-2017, $14 million expires in 2018-2020, $43 million expires in 2021-2023, $86 million expires in 2026, $7 million expires in 2027, $11 million expires in 2028 and $18 million does not expire. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that, at December 31, 2008, a valuation allowance in the amount of $163 million is required.
     We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at December 31, 2008, against a portion of which we had historically maintained a valuation allowance. During 2007, we reversed the entire $8 million valuation allowance on our Worldwide Ceilings business due to a change in judgment regarding the continued profitability of that business. Our profitability in that business in recent years, and our projections of future taxable income, have increased significantly due to cost-reduction activities and the introduction of new products, which has resulted in our concluding that it was more likely than not that we would be able to realize the deferred tax assets related to the NOLs in our Worldwide Ceilings business. During 2007, we reversed all $2 million of a valuation allowance on our Canadian businesses due to a planned amalgamation of entities, which as a combined entity is a historically profitable business. As a result, we believe it is more likely than not that we will be able to realize the deferred tax asset related to the NOLs and tax credit carryforwards in our Canadian businesses.
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.4% for December 2008). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of December 31, 2008, we estimate our current ownership change to be between 39% and 41%. If an ownership change had occurred as of December 31, 2008, our annual NOL utilization would have been limited to approximately $43 million per year.
     During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, until September 30, 2009, the threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding common stock. The rights plan, as amended, exempts certain stockholders as long as they do not acquire additional shares of our common stock, except as otherwise provided by existing agreements. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% contingent convertible senior notes are exempted during the period in which the threshold is reduced to 4.99%. The amendment to the rights plan is intended to maximize the value of our NOL carryforwards and related tax benefits. The amendment does not, however, ensure that use of NOLs will not be limited by an ownership change, and there can be no assurance that an ownership change will not occur.
Contractual Obligations and Other Commitments
CONTRACTUAL OBLIGATIONS

As of December 31, 2008, our contractual obligations and commitments were as follows:

	Payments Due by Period
			2010-	2012-	There-
(millions)	Total	2009	2011	2013	after

Debt obligations (a)	$1,858	$194	$8	$6	$1,650
Other long-term liabilities (b)	593	18	14	16	545
Interest payments (c)	1,416	137	268	262	749
Purchase obligations (d)	532	77	73	91	291
Capital expenditures (e)	263	37	35	182	9
Operating leases	428	91	136	77	124
Unrecognized tax benefits (f)	47	3	10	34	—

Total	$5,137	$557	$544	$668	$3,368

(a)	Excludes debt discount of $22 million. Debt obligations for 2009 include $190 million that was due in 2012, but was paid in January 2009 in connection with the amendment and restatement of our revolving credit facility.

(b)	Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2008.

(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(e)	Reflects estimates of future spending on capital projects that were approved prior to December 31, 2008 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.
     For 2009, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $34 million to $46 million of cash to our pension plans in 2009.
     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2008 was $19 million. See Note 14 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. Two of those cases, which were recently filed in Florida, were brought against L&W Supply seeking unspecified damages for certain drywall L&W Supply sold in Florida in 2006 that was manufactured in China by Knauf Plasterboard (Tianjin) Co. Ltd., also named as a defendant. In those two cases, the plaintiffs allege that the drywall is defective and emits excessive sulfur compounds which have caused, among other things, property damage to the homes in which the drywall was installed.
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
     We believe that appropriate reserves have been established for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect the environmental matters or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows. See Note 21 to the Consolidated Financial Statements for additional information regarding litigation matters.
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
GOODWILL, OTHER INTANGIBLE ASSETS AND PROPERTY, PLANT AND EQUIPMENT
Goodwill: In the fourth quarter of 2008, we recorded goodwill impairment charges of $214 million which were included in goodwill and other intangible asset impairment charges in the 2008 consolidated statement of operations. These charges left a remaining balance of goodwill of $12 million at December 31, 2008, as described in Note 3 to the Consolidated Financial Statements. As a result, we no longer believe that accounting for goodwill impairment represents a critical accounting policy for us.
Other Intangible Assets: We have both indefinite and definite lived other intangible assets. Other intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.

     In 2008, our impairment tests for trade names resulted in $13 million of impairment charges, of which $12 million were included in goodwill and other intangible asset impairment charges in the 2008 consolidated statement of operations. These charges related to our Building Products Distribution segment. The pretax royalty rate of 1.25% was used based on comparable royalty agreements. The long-term growth rate that was applied was 2.5% based on our historical revenue growth. If the long-term growth rate decreased by 0.5%, the fair value of our trade names would have been $1.0 million lower. If the long-term growth rate increased by 0.5%, the fair value of our trade names would have been $1.0 million higher. We applied a discount rate of 15.5% based on our current cost of capital of 14.0% plus an adjustment of 1.5% for risk related to trade name valuation. If the discount rate decreased by 0.5%, the fair value of our trade names would have been $2.2 million higher. If the discount rate increased by 0.5%, the fair value of our trade names would have been $2.1 million lower.
     We recorded $3 million of impairment charges related to trade names in 2007.
     Other intangible assets with definite lives, primarily comprised of customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate of existing customers with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. At December 31, 2008, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.
Property, Plant and Equipment: We assess our property, plant and equipment for possible impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal.
     Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions.
     We regularly evaluate the recoverability of assets idled or at risk of being idled. In most cases, the idled assets are relatively older and higher-cost production plants or lines, which we refer to as facilities, that have relatively low carrying values. The last downturn during which we idled production facilities occurred in 1981 and 1982. At that time, we idled three facilities, all of which were restarted during the subsequent recovery. We consider idled facilities to be unimpaired because we plan to reopen them to meet future demand and the estimated future undiscounted cash flows exceed the carrying values of those facilities. We record impairment charges for facilities that we permanently close. Because we believe that a recovery in the housing and other construction markets that we serve will begin in the next two to three years and result in significantly higher demand than today’s conditions, it is our current intention to restart all facilities that are currently idled. As a result, estimated future undiscounted cash flows for the idled facilities significantly exceed their carrying values.
     In 2008, we permanently closed two gypsum wallboard production facilities and one plaster production facility and we temporarily idled four gypsum wallboard production facilities, two paper production facilities and two facilities that produced other products. U.S. Gypsum recorded impairment charges totaling $9 million in 2008 related to the permanent closing of one gypsum wallboard production facility, one plaster production facility and a plant site. The impairment charge for one of the gypsum wallboard production facilities closed in 2008 was recorded in 2007. As of December 31, 2008, the aggregate carrying value of the production facilities permanently closed and temporarily idled in 2008 was $58 million after impairment charges. L&W Supply recorded an impairment charge of $2 million in 2008 related to the closing of 54 distribution centers, most of which were leased properties.
     In 2007, we permanently closed one framing products facility and temporarily idled four gypsum wallboard production facilities and one paper production facility. U.S. Gypsum recorded impairment charges totaling $6 million in 2007 related to one gypsum wallboard production facility that was permanently closed in the first quarter of 2008 and the framing products facility. As of December 31, 2008, the aggregate carrying value of the production facilities permanently closed and temporarily idled in 2007 was $22 million after impairment charges.
     On a segment basis, most of the closed and idled facilities and impairment charges relate to U.S. Gypsum within the North American Gypsum segment, and U.S. Gypsum’s business is currently generating negative cash flows. As of December 31, 2008, the total carrying value of U.S. Gypsum’s net property, plant and equipment was $1.902 billion.
     Our gypsum wallboard business is cyclical in nature and prolonged periods of weak demand or excess supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States declined by approximately 33% in 2008 compared with 2007. This followed a 25% decrease in 2007 compared with 2006.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Approximately 500 million square feet of additional capacity, net of closures, became operational in the United States in 2008. Industry capacity in the United States was approximately 40 billion square feet in 2008. We and other industry participants announced a number of closures near the end of 2008 that we expect will reduce industry capacity by approximately 3 billion square feet in 2009. We do not expect any new industry capacity will be added in 2009.
     The markets that we serve, including in particular the housing and construction-based markets, are affected by the availability of credit, lending practices, the movement of interest rates, the unemployment rate and consumer confidence. Higher interest and unemployment rates and more restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains at a record level, housing affordability, office vacancy rates and foreign currency exchange rates. Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our businesses, financial condition and results of operations.
     If the downturn in these markets does not reverse or the downturn is significantly extended, material write-downs or impairment charges may be required. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing market, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, material impairment charges may be necessary if we permanently close gypsum wallboard production facilities. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and results of operations, but material noncash impairment charges would have no effect on compliance with the financial covenant under our amended and restated secured credit facility or other terms of our outstanding indebtedness.
SHARE-BASED COMPENSATION
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the value of the award, which is recognized as expense over the vesting period. We use the Black-Scholes option valuation model to determine the fair value of USG stock options and stock appreciation rights and a Monte Carlo simulation to determine the fair value of performance shares. Determining the fair value of share-based awards at the grant date requires several assumptions, and a change in these assumptions could impact our share-based compensation expense and our results of operations. These assumptions include the expected volatility of our common stock, the risk-free interest rate, the expected dividend yield on our common stock, the expected option and performance share grant terms and the amount of share-based awards that are expected to be forfeited. If we use different assumptions to value share-based awards granted in future periods, share-based compensation expense and our results of operations could be impacted in future periods. See Note 15 to the Consolidated Financial Statements for additional information.
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
     We determined the assumed discount rate based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each underlying bond issue is required to have a credit rating of Aa or better by Moody’s Investor Service, Inc. or a credit rating of AA or better by Standard & Poor’s Ratings Services. We consider the underlying types of bonds and our projected cash flows of the plans in evaluating the yield curve selected. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, we use a “building block” approach, which incorporates historical experience, our pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half-percentage-point change in the assumed discount rate and return-on-plan-asset rate would have the following effects (dollars in millions):

		Increase (Decrease) in
			2008
		2009	Projected
	Percentage	Net Annual	Benefit
Assumptions	Change	Benefit Cost	Obligation

Pension Benefits:
Discount rate	0.5% increase	$(2)	$(53)
Discount rate	0.5% decrease	4	58
Asset return	0.5% increase	(5)	—
Asset return	0.5% decrease	5	—

Postretirement Benefits:
Discount rate	0.5% increase	$(1)	$(23)
Discount rate	0.5% decrease	1	26

     Compensation increase rates are based on historical experience and anticipated future management actions.

Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health-care-cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends.
     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2008. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
     See Note 14 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and assumptions including the health-care-cost trend rate.
SELF-INSURANCE RESERVES
We purchase insurance from third parties for workers’ compensation, automobile, product and general liability claims that exceed certain levels. However, we are responsible for the payment of claims up to those levels. In estimating the obligation associated with incurred and incurred-but-not-reported losses, we use our historical data to project the future development of losses. We monitor and review all estimates and related assumptions for reasonableness. Loss estimates are adjusted based upon actual claims settlements and reported claims.
INCOME TAXES
We reduce the recorded amount of our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate all available evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about our current financial position and our results of operations for the current and preceding years is taken into account, supplemented by all currently available information about future years. As of December 31, 2008, we have recorded valuation allowances totaling $166 million with respect to various U.S. federal and state net operating loss and tax credit carryforwards, the substantial majority of which arose from the funding of the asbestos trust in 2006. Under “Realization of Deferred Tax Asset” above, we describe the amount and nature of these carryforwards and our conclusions regarding the need for valuation allowances on the related deferred tax assets. Our conclusions are based in large part on our best available projections of future taxable income. If the estimates and assumptions on which these projections are based change in the future or actual results differ from our projections, we may be required to adjust our valuation allowances. This could result in a charge to, or an increase in, income in the period such determination is made.
     In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We record accruals for the estimated outcomes of these audits, and these accruals may change in the future due to new developments in each matter. In each of the prior two years, we have experienced adjustments to our accruals for the settlement of tax audits as described in Note 16 to the Consolidated Financial Statements. Such adjustments could result in a charge to, or an increase in, income in the period such determination is made.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our financial statements (see Note 12 to the Consolidated Financial Statements).
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

     In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date.
     In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will comply with this pronouncement upon the effective date.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, currency exchange rates and consumer confidence;

•	capital markets conditions, the availability of borrowings under our credit agreement or other financings;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	changes in raw material, energy, transportation and employee benefit costs;

•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;

•	capacity utilization rates;

•	the results of a review by the Congressional Joint Committee on Taxation relating to the tax refund we received related to the payments we made to the asbestos trust;

•	our success in integrating acquired businesses;

•	changes in laws or regulations, including environmental and safety regulations;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
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
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Generally, we have a majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts is $15 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $55 million, and all contracts mature by December 23, 2009. As of December 31, 2008, the fair value of these hedges was a $10 million pretax gain that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $18 million, and all contracts mature by June 8, 2012. As of December 31, 2008, the fair value of these hedges, which was a gain of $2 million, was recorded to accumulated other comprehensive income, or AOCI.
INTEREST RATE RISK
As of December 31, 2008, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100 basis-point increase in interest rates. Based on results of this analysis, which may differ from actual results, the potential change in interest expense would be approximately $2 million.
See Notes 1 and 11 to the Consolidated Financial Statements for additional information on our financial exposures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)	Years Ended December 31,
	2008	2007	2006

Net sales	$4,608	$5,202	$5,810
Cost of products sold	4,416	4,601	4,426

Gross profit	192	601	1,384
Selling and administrative expenses	380	408	419
Restructuring and long-lived asset impairment charges	98	26	—
Goodwill and other intangible asset impairment charges	226	—	—
Asbestos claims provision (reversal)	—	—	(44)
Chapter 11 reorganization expenses	—	—	10

Operating profit (loss)	(512)	167	999
Interest expense	86	105	555
Interest income	(7)	(22)	(43)
Other income, net	(10)	(4)	(3)

Earnings (loss) before income taxes	(581)	88	490
Income taxes (benefit)	(118)	11	193

Net earnings (loss)	$(463)	$77	$297

Earnings (Loss) Per Common Share:
Basic	$(4.67)	$0.80	$4.47
Diluted	$(4.67)	$0.79	$4.46

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	As of December 31,
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$471	$297
Restricted cash	1	—
Receivables (net of reserves: 2008 — $15; 2007 — $17)	467	430
Inventories	404	431
Income taxes receivable	15	37
Deferred income taxes	68	32
Other current assets	68	57

Total current assets	1,494	1,284

Property, plant and equipment, net	2,562	2,596
Deferred income taxes	374	228
Goodwill	12	226
Other assets	277	320

Total assets	$4,719	$4,654

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$220	$328
Accrued expenses	338	234
Short-term debt	190	—
Current portion of long-term debt	4	—
Income taxes payable	4	5

Total current liabilities	756	567

Long-term debt	1,642	1,238
Deferred income taxes	7	10
Other liabilities	764	613
Commitments and contingencies

Stockholders’ Equity:
Preferred stock (000) — $1 par value, $1.80 convertible preferred stock (initial series); authorized 36,000 shares; outstanding — none	—	—
Common stock (000) — $0.10 par value; authorized 200,000 shares; issued: 2008 — 103,972 shares; 2007 — 103,972 shares	10	10
Treasury stock at cost (000) — 2008— 4,793 shares; 2007 — 4,921 shares	(199)	(204)
Capital received in excess of par value	2,625	2,607
Accumulated other comprehensive (loss) income	(227)	9
Retained earnings (deficit)	(659)	(196)

Total stockholders’ equity	1,550	2,226

Total liabilities and stockholders’ equity	$4,719	$4,654

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	Years Ended December 31,
	2008	2007	2006

Operating Activities
Net earnings (loss)	$(463)	$77	$297
Adjustments to Reconcile Net Earnings (Loss) to Net Cash:
Goodwill and other intangible asset impairment charges	226	—	—
Asbestos claims provision (reversal)	—	—	(44)
Depreciation, depletion and amortization	182	176	138
Share-based compensation expense	24	20	17
Deferred income taxes	(111)	5	1,203
Other, net	(10)	—	—
(Increase) Decrease in Working Capital (net of acquisitions):
Receivables	(37)	91	(12)
Income taxes receivable	22	1,063	(1,096)
Inventories	27	5	(32)
Payables	(78)	(60)	38
Accrued expenses	49	(59)	(24)
Increase in other assets	(23)	(29)	(33)
Increase in other liabilities	25	33	40
Reorganization distribution — other	—	(40)	(783)
Payment to Section 524(g) asbestos trust	—	—	(3,950)
Increase in liabilities subject to compromise	—	—	521
Other, net	2	25	17

Net cash (used for) provided by operating activities	(165)	1,307	(3,703)

Investing Activities
Capital expenditures	(238)	(460)	(393)
Investment in joint venture	(12)	—	—
Acquisitions of businesses, net of cash acquired	(1)	(279)	(128)
Return (deposit) of restricted cash	(1)	6	72
Net proceeds from asset dispositions	—	3	3
Purchases of marketable securities	—	—	(112)
Sales or maturities of marketable securities	—	—	677

Net cash (used for) provided by investing activities	(252)	(730)	119

Financing Activities
Issuance of debt	1,950	499	2,265
Repayment of debt	(1,331)	(1,765)	—
Payment of debt issuance fees	(10)	(4)	(26)
Excess tax benefits from share-based compensation	(1)	(5)	5
Proceeds from equity offering, net of fees	—	422	—
Proceeds from the exercise of stock options	—	—	14
Proceeds from rights offering, net of fees	—	—	1,720
Reorganization distribution — debt principal	—	—	(766)

Net cash provided by (used for) financing activities	608	(853)	3,212

Effect of exchange rate changes on cash	(17)	8	1
Net increase (decrease) in cash and cash equivalents	174	(268)	(371)
Cash and cash equivalents at beginning of period	297	565	936

Cash and cash equivalents at end of period	$471	$297	$565

Supplemental Cash Flow Disclosures:
Interest paid	$83	$90	$548
Income taxes (refunded) paid, net	(21)	(1,046)	108
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common				Capital		Accumulated
	Shares	Treasury			Received in	Retained	Other
	Issued	Shares	Common	Treasury	Excess of	Earnings	Comprehensive
(millions, except share data)	(000)	(000)	Stock	Stock	Par Value	(Deficit)	Income (Loss)	Total

Balance at January 1, 2006, as previously stated	49,985	(5,348)	$5	$(219)	$435	$(595)	$72	$(302)

Impact of adopting change in accounting related to inventory						23		23

Balance at January 1, 2006, as restated	49,985	(5,348)	$5	$(219)	$435	$(572)	$72	$(279)

Net earnings						297		297
Foreign currency translation							3	3
Change in fair value of derivatives, net of tax benefit of $56							(86)	(86)
Gain on marketable securities, net of tax of $1							1	1
Minimum pension liability, net of tax benefit of $10							(5)	(5)

Total comprehensive income								210
Adjustment to initially apply SFAS No. 158, net of tax benefit of $97							(121)	(121)
Proceeds from exercise of stock options		309		11	3			14
Rights offering	44,923		4		1,716			1,720
Share-based compensation					17			17
Other		(4)			5			5

Balance at December 31, 2006	94,908	(5,043)	$9	$(208)	$2,176	$(275)	$(136)	$1,566

Net earnings						77		77
Foreign currency translation, net of tax benefit of $1							53	53
Change in fair value of derivatives, net of tax of $15							21	21
Change in pension and postretirement benefit plans, net of tax of $48							72	72
Unrealized loss on marketable securities, net of tax benefit of $0.1							(1)	(1)

Total comprehensive income								222
Adoption of new accounting pronouncements, net of tax of $2						2		2
Equity offering	9,064		1		421			422
Share-based compensation					20			20
Stock issuances		122		4	(4)			—
Other					(6)			(6)

Balance at December 31, 2007	103,972	(4,921)	$10	$(204)	$2,607	$(196)	$9	$2,226

Net loss						(463)		(463)
Foreign currency translation, net of tax benefit of $1							(100)	(100)
Change in fair value of derivatives, net of tax benefit of $20							(30)	(30)
Change in pension and postretirement benefit plans, net of tax benefit of $49							(107)	(107)
Unrealized loss on marketable securities, net of tax of $0.1							1	1

Total comprehensive income (loss)								(699)
Share-based compensation					24			24
Stock issuances		128		5	(5)			—
Other					(1)			(1)

Balance at December 31, 2008	103,972	(4,793)	$10	$(199)	$2,625	$(659)	$(227)	$1,550

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
ADVERTISING
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $23 million in 2008, $30 million in 2007 and $29 million in 2006.
RESEARCH AND DEVELOPMENT
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $19 million in 2008, $23 million in 2007 and $20 million in 2006.

INCOME TAXES
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and for net operating loss carryforwards. Deferred tax assets are evaluated for realizability and a valuation allowance is established if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax provisions include estimates of amounts that are currently payable, plus changes in deferred tax assets and liabilities.
INVENTORY VALUATION
All of our inventories are stated at the lower of cost or market. Virtually all of our inventories are valued under the average cost method with the remainder valued under the first-in, first-out cost method. Inventories include material, labor and applicable factory overhead costs. Depreciation associated with manufacturing assets is excluded from inventory cost, but is included in cost of products sold.
     Prior to the fourth quarter of 2008, we valued our inventories in the United States under the last-in, first-out (LIFO) cost method. As of October 1, 2008, we changed our method of accounting for these inventories from the LIFO method to the average cost method. As of September 30, 2008, the inventories in the United States for which the LIFO method of accounting was applied represented approximately 79% of total gross inventories. We believe that this change is to a preferable method which better reflects the current cost of inventory on our consolidated balance sheets. Additionally, this change conforms virtually all of our worldwide inventories to a consistent inventory costing method and provides better comparability to our peers. We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections.” As a result of this accounting change, our retained earnings (deficit) as of January 1, 2006 decreased to $(572) million using the average cost method from $(595) million as originally reported using the LIFO method for inventories in the United States. The following table summarizes the effect of the accounting change on our consolidated financial statements.

	2008			2007			2006
	Computed under	Effect of	As	Originally	Effect of	As	Originally	Effect of	As
(millions, except per share data)	Prior Method	Change	Reported	Reported	Change	Adjusted	Reported	Change	Adjusted

Statement of Operations for the year ended December 31:
Cost of products sold	$4,443	$(27)	$4,416	$4,603	$(2)	$4,601	$4,440	$(14)	$4,426
Income taxes (benefit)	(128)	10	(118)	10	1	11	188	5	193
Net earnings (loss)	(480)	17	(463)	76	1	77	288	9	297
Per common share:
Basic earnings (loss)	(4.84)	0.17	(4.67)	0.78	0.02	0.80	4.34	0.13	4.47
Diluted earnings (loss)	(4.84)	0.17	(4.67)	0.78	0.01	0.79	4.33	0.13	4.46

Balance Sheet as of December 31:
Inventories	323	81	404	377	54	431
Deferred income taxes	99	(31)	68	53	(21)	32
Retained earnings (deficit)	(709)	50	(659)	(229)	33	(196)

Statement of Cash Flows for the year ended December 31:
Net earnings (loss)	(480)	17	(463)	76	1	77	288	9	297
Deferred income taxes	(121)	10	(111)	4	1	5	1,198	5	1,203
Inventory working capital change	54	(27)	27	7	(2)	5	(18)	(14)	(32)
Net cash (used for) provided by operating activities	(165)	—	(165)	1,307	—	1,307	(3,703)	—	(3,703)

EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares and the potential exercise of outstanding stock options and the potential conversion of our 10% contingent convertible senior notes. Average common shares and average diluted common shares outstanding are calculated in accordance with SFAS No. 128, “Earnings Per Share,” and reflect the effect of the rights offering described in Note 19.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We determine estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and five years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Facility start-up costs that cannot be capitalized are expensed as incurred and are recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying value of the assets with their estimated future undiscounted cash flows or fair value, as appropriate. If we determine an impairment exists, the asset is written down to estimated fair value.
GOODWILL AND OTHER INTANGIBLE ASSETS
We review goodwill and other indefinite lived intangible assets annually for impairment or when indicators of a potential impairment are present by comparing asset carrying values to fair values. Historically, we performed our annual impairment test as of May 31 of each year. In the first quarter of 2008, we decided to change our annual impairment testing date from May 31 to October 31 of each year to coincide with the timing of our annual forecasting process and thus allow for the use of more current information in the goodwill and other intangible assets impairment testing. We believe this change in the method of applying an accounting principle is preferable. This change did not result in the delay, acceleration or avoidance of recording an impairment (see Note 3), and we determined that this change did not result in any adjustment to our prior-period consolidated financial statements when applied retroactively. For 2008, so that no more than 12 months would elapse between testing dates, we performed the impairment testing as of May 31 and updated it as of October 31. The impairment testing performed as of May 31, 2008 indicated that no impairment existed as of that date. However, the impairment testing performed as of October 31, 2008 indicated the existence of impairment that resulted in impairment charges in the fourth quarter of 2008. See Note 3 for additional information on the October 31, 2008 impairment testing and impairment charges.
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
Commodity Derivative Instruments: Currently, we are using swap contracts to hedge a major portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we have a substantial majority of our anticipated purchases of natural gas over the next 12 months hedged; however, we review our positions regularly and make adjustments as market conditions warrant. The current contracts, all of which mature by December 31, 2012, are designated as cash flow hedges.
Foreign Exchange Derivative Instruments: We have operations in a number of countries and use forward contracts and cross-currency swaps from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. These contracts are designated as either cash flow hedges or hedges of net investment or are not designated as hedges.
EMBEDDED DERIVATIVES
We issued $400 million of 10% contingent convertible senior notes due 2018 in the fourth quarter of 2008. We determined that the notes contained multiple embedded derivatives that were required to be analyzed under SFAS No. 133 and related accounting standards. Except for the embedded derivative described in Note 11, the other embedded derivatives that were identified either were immaterial or did not need to be bifurcated and valued separately. These derivatives are recorded on the consolidated balance sheet at fair value with changes in market value recorded to earnings.
FOREIGN CURRENCY TRANSLATION
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We translate income and expense items at the average exchange rates during the respective periods. The total transaction (gain) loss was $8 million in 2008, less than $1 million in 2007 and $(2) million in 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of this statement effective January 1, 2008 had an immaterial impact on our financial statements and we have complied with the disclosure provisions of this statement. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our financial statements (see Note 12 to the Consolidated Financial Statements).
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.
     In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date.
     In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will comply with this pronouncement upon the effective date.
2. Restructuring and Long-Lived Asset Impairment Charges
In response to adverse market conditions in 2008 and 2007, we implemented restructuring activities that resulted in the restructuring and long-lived asset impairment charges described below in 2008 and 2007.
2008 RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES

In 2008, we recorded restructuring and impairment charges totaling $98 million pretax primarily associated with salaried workforce reductions, the temporary idling or permanent closure of production facilities and the closure of 54 distribution centers. Permanent closures included our gypsum wallboard and plaster production facilities in Boston, Mass., and a gypsum wallboard production facility at Stony Point, N.Y. Temporary idlings included a gypsum wallboard production facility at each of our Plaster City, Calif., Jacksonville, Fla., Baltimore, Md., and Ft. Dodge, Iowa, plants, paper mills in South Gate, Calif., and Gypsum, Ohio, a cement board production facility in Santa Fe Springs, Calif., and a structural cement panel production facility in Delavan, Wis. On a segment basis, $48 million of the total related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate.
     The total charge for severance was $50 million. This charge included $39 million for salaried workforce reductions and $11 million for severance associated with the closure or idling of production facilities and distribution centers. The number of salaried employees terminated and open positions eliminated was approximately 1,400. The number of hourly employees terminated and open positions eliminated was approximately 1,000. Payments totaling $23 million for severance, related benefits and outplacement services were made in 2008. Most of the remaining payments are expected to be made in 2009.
     The total charge for lease terminations was $24 million. This charge related to the closure or idling of production facilities, closure of distribution centers and excess leased office space to be sublet. Most of the payments associated with these charges are expected to be made in 2009.
     The total charge for asset impairments was $18 million. This charge reflected the write-down of the value of machinery and equipment of the plaster production facility in Boston, Mass., and the gypsum wallboard production facility at Stony Point, N.Y., that were permanently closed. It also included the write-down of leasehold improvements and write-off of receivables and inventory at the closed distribution centers. An impairment charge related to the gypsum wallboard production facility in Boston, Mass., that was permanently closed in the first quarter of 2008 was recorded in 2007, as discussed below.
     The total charge for other exit costs related to 2008 restructuring activities was $4 million. This charge primarily related to the clean-up of closed or idled production facilities, cross-training for retained employees and other exit activities. Additional expenses of $2 million were incurred in 2008 for production facilities that were closed in 2007. All payments for these activities were made in 2008.
2007 RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
In 2007, we recorded restructuring and long-lived asset impairment charges totaling $26 million pretax. These charges included $18 million for salaried workforce reductions and $2 million for severance and other exit costs related to the permanent closure of our framing products plant in Tuscaloosa, Ala., and the temporary idling of the gypsum wallboard production facility at our New Orleans, La., plant and the paper mill at our Jacksonville, Fla., plant. The 2007 charges also included $6 million for long-lived asset impairments. The number of employees terminated and open positions eliminated during 2007 as a result of our salaried workforce reductions was approximately 500. The exit costs primarily reflected severance for approximately 130 employees at the closed or idled production facilities and lease-termination costs for the Tuscaloosa plant. The impairment charges reflected the write-down of the value of machinery and equipment at the Tuscaloosa plant and at our Boston, Mass., gypsum wallboard production facility that we closed in the first quarter of 2008.
     On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million to Worldwide Ceilings, $1 million to Building Products Distribution, and $5 million to Corporate. All payments associated with 2007 restructuring activities not made in 2007 were made in 2008.
RESTRUCTURING RESERVE
A restructuring reserve of $50 million was included in accrued expenses on the consolidated balance sheet as of December 31, 2008. We expect future payments to be approximately $42 million in 2009, $6 million in 2010 and $2 million after 2010. All restructuring-related payments in 2008 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. The restructuring reserve is summarized as follows:

	Balance	2008 Activity			Balance
	as of		Cash	Asset	as of
(millions)	1/1/08	Charges	Payments	Impairment	12/31/08

2008 Restructuring Activities:
Severance	$—	$50	$(23)	$—	$27
Lease terminations	—	24	(1)	—	23
Asset impairments	—	18	—	(18)	—
Other exit costs	—	4	(4)	—	—

Subtotal	—	96	(28)	(18)	50

2007 Restructuring Activities:
Salaried workforce reductions	6	—	(6)	—	—
Facility shutdowns	1	2	(3)	—	—

Subtotal	7	2	(9)	—	—

Total	$7	$98	$(37)	$(18)	$50

3. Goodwill and Other Intangible Assets
In the fourth quarter of 2008, we recorded impairment charges of $226 million pre-tax associated with goodwill and other intangible assets related to L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment, the Latin America reporting unit within our Worldwide Ceilings segment and the USG Mexico S.A de C.V. reporting unit within our North American Gypsum segment. As noted in the goodwill table below, most of the goodwill relates to the Building Products Distribution segment. This charge was measured and recognized following the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, which requires that the carrying value of goodwill and indefinite lived other intangible assets be tested annually for impairment or when indicators of a potential impairment are present.
     As part of our annual impairment testing, we identified that an impairment existed. The conditions that contributed to the impairment included our sustained low stock price and reduced market capitalization relative to the book value of our equity, which was adversely affected by generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the increased competitive environment, and continued tightening of the credit markets, along with other factors, such as a significant decline in housing starts.
     Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. As part of our impairment analysis, we determined the fair value of each of our reporting units with goodwill using a combination of the income approach and the market approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon our historical experience, current market trends and future expectations. The market approach uses the “guideline public company” methodology to determine fair value. This methodology recognizes value by applying valuation multiples of similar companies’ trailing 12-month revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for various performance metrics. Our assessment also considered indicators of potential impairment that have occurred in our business, including declining U.S. residential housing starts, declining gross margins, curtailment of gypsum wallboard operations and closing of distribution centers. Based on this evaluation, we determined that the fair value of each reporting unit was less than its carrying value. Following this assessment, SFAS No. 142 required us to perform a second step in order to determine the implied fair value of goodwill in each reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination.
     We have both indefinite and definite lived other intangible assets. Other intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.
     As a result of these assessments, we recorded noncash charges of $226 million to goodwill and other intangible asset impairment charges in the consolidated statement of operations. The components of these noncash impairment charges consisted of $214 of goodwill and $12 million related to trade names. The portion of the charges related to goodwill is shown in the table below by segment. A portion of the charges related to goodwill was not deductible for tax purposes, resulting in a tax benefit of $49 million, or approximately 22% of the pre-tax charges amount.
GOODWILL
Changes in the carrying amount of goodwill by segment during 2008 and 2007 were as follows:

	North	Building
	American	Products	Worldwide
(millions)	Gypsum	Distribution	Ceilings	Total

Balance as of January 1, 2007	$—	$154	$—	$154
Acquisitions	6	197	—	203
Purchase accounting adjustments	—	6	—	6
Transfer between segments	—	(12)	12	—
Transfer to other intangible assets	(5)	(132)	—	(137)

Balance as of December 31, 2007	$1	$213	$12	$226
Impairment charges	(1)	(201)	(12)	(214)

Balance as of December 31, 2008	$—	$12	$—	$12

     Goodwill increased $72 million in 2007 primarily as a result of the acquisitions of California Wholesale Material Supply, Inc. and related entities, referred to collectively as CALPLY, by L&W Supply and the assets of Grupo Supremo by USG Mexico. See Note 4 for information related to these acquisitions.
OTHER INTANGIBLE ASSETS
Other intangible assets, which are included in long-term other assets on the consolidated balance sheets, are summarized as follows:

	As of December 31, 2008				As of December 31, 2007
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Amortized Intangible Assets:
Customer relationships	$70	$—	$(13)	$57	$70	$—	$(6)	$64
Other	9	—	(3)	6	10	—	(2)	8

Total	79	—	(16)	63	80	—	(8)	72

Unamortized Intangible Assets:
Trade names	66	(13)	—	53	69	(3)	—	66
Other	9	—	—	9	8	—	—	8

Total	75	(13)	—	62	77	(3)	—	74

Total Other Intangible Assets	$154	$(13)	$(16)	$125	$157	$(3)	$(8)	$146

     Intangible assets with definite lives are amortized and those with indefinite lives are not amortized. The weighted-average amortization periods are 10 years for customer relationships and 12 years for other intangible assets with definite lives. Total amortization expense was $8 million in 2008 and $7 million in 2007. The amount in 2006 was immaterial. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2009 and 2010 and $7 million for each of the years 2011 through 2013.
     In 2007 and 2008, we determined that certain trade names used in our L&W Supply business were impaired. In 2008, we recorded $13 million of impairment charges, of which $12 million was recorded to goodwill and other intangible asset impairment charges in the 2008 consolidated statement of operations. We recorded $3 million of impairment charges in 2007.
4. Acquisitions
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
2007 ACQUISITIONS
California Wholesale Material Supply, Inc.: On March 30, 2007, L&W Supply purchased the outstanding stock of CALPLY for approximately $268 million. This amount included debt repaid at closing and acquisition-related expenses and was net of CALPLY’s cash at closing. CALPLY sold building products and provided services to acoustical contractors, drywall contractors, plaster contractors, roofing companies, manufactured housing companies, countertop fabricators, government institutions and exporters from 20 locations in six Western states as of December 31, 2008.
     During the first quarter of 2008, we finalized the allocation of the purchase price for this acquisition. The final allocation of the purchase price for CALPLY, which reflects a third quarter tax adjustment of $2 million to goodwill, is summarized below:

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
Grupo Supremo: On March 28, 2007, USG Mexico, S.A. de C.V., or USG Mexico, an indirect, wholly owned subsidiary of USG Corporation, purchased the assets of Grupo Supremo, located in the central north region of Mexico, whose businesses included extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses. Of this amount, $6 million was allocated to intangible assets subject to amortization over periods of 10 to 20 years.
5. Earnings Per Share
The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

			Weighted
	Net		Average
(millions, except	Earnings	Shares	Per-Share
share data)	(Loss)	(000)	Amount

2008:
Basic loss	$(463)	99,100	$(4.67)

Diluted loss	$(463)	99,100	$(4.67)

2007:
Basic earnings	$77	97,088	$0.80
Dilutive effect of stock options		215

Diluted earnings	$77	97,303	$0.79

2006:
Basic earnings	$297	66,476	$4.47
Dilutive effect of stock options		87

Diluted earnings	$297	66,563	$4.46

     The diluted loss per share in 2008 was computed using the weighted average number of common shares outstanding during the year.
     Net earnings and earnings-per-share information for 2007 and 2006 has been retrospectively adjusted for our change in 2008 from the LIFO method of inventory accounting to the average cost method. See Note 1 for information on this change in accounting principle.
     The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% contingent convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for 2008 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 3.3 million common shares and 1.6 million common shares were not included in the computation of diluted (loss) earnings per share for 2008 and 2007, respectively, because they were anti-dilutive. Stock options and RSUs with respect to 1.5 million common shares were not included in the computation of diluted earnings per share for 2006 because they were anti-dilutive.
6. Inventories
Inventories as of December 31 consisted of the following:

(millions)	2008	2007

Finished goods and work in progress	$312	$339
Raw materials	92	92

Total	$404	$431

     Inventory information for 2007 has been retrospectively adjusted for our change in 2008 from the LIFO method of inventory accounting to the average cost method. See Note 1 for information on this change in accounting principle.
7. Property, Plant and Equipment
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2008	2007

Land and mineral deposits	$136	$146
Buildings and improvements	1,133	1,078
Machinery and equipment	2,661	2,621

	3,930	3,845
Reserves for depreciation and depletion	(1,368)	(1,249)

Total	$2,562	$2,596

     Capitalized interest was $19 million in 2008 and $15 million in 2007.
8. Asset Retirement Obligations
Changes in our liability for asset retirement obligations during 2008 and 2007 consisted of the following:

(millions)	2008	2007

Balance as of January 1	$85	$78
Accretion expense	5	5
Liabilities incurred	3	1
Liabilities settled	—	(1)
Retirements	(1)	—
Foreign currency translation	(3)	2

Balance as of December 31	$89	$85

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
     Asset retirement obligations are included in other liabilities on the consolidated balance sheets.
9. Accrued Expenses
Accrued expenses as of December 31 consisted of the following:

(millions)	2008	2007

Employee compensation	$49	$51
Self-insurance reserves	58	56
Restructuring	50	7
Derivatives	45	7
Other	136	113

Total	$338	$234

10. Debt
Total debt as of December 31 consisted of the following:

(millions)	2008	2007

6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
10% contingent convertible senior notes, net of discount	379	—
Revolving credit facility	190	—
Ship mortgage facility	29	—
Industrial revenue bonds	239	239

Total	$1,836	$1,238

CREDIT FACILITY
In 2006, we entered into a credit agreement with a syndicate of banks. JPMorgan Chase Bank, N.A. serves as administrative agent under the agreement. The credit agreement was amended and restated in July 2007 and amended further in February 2008. In January 2009, the credit agreement was again amended and restated in order to convert it into a secured facility that allowed us to remove most of the restrictive financial covenants contained in the prior unsecured facility. The credit agreement currently is secured by the trade receivables and inventory of USG and its significant domestic subsidiaries and allows for revolving loans and letters of credit (up to $250 million, in aggregate) in an aggregate principal amount not to exceed the lesser of (i) $500 million and (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based upon an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than $75 million. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $75 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. Our significant domestic subsidiaries have guaranteed our obligations under the credit agreement.
     Taking into account the most recent borrowing base calculation delivered under the credit facility which reflects trade receivables and inventory as of December 31, 2008, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility are approximately $200 million.
     In connection with amending and restating the credit agreement in January 2009, we terminated the $170 million secured credit agreement that we entered into in the third quarter of 2008. There were no borrowings under this facility as of December 31, 2008, or at the time of its termination.
     As of December 31, 2008, we had outstanding borrowings of $190 million and outstanding letters of credit of $80 million. The $190 million of borrowings were classified as short-term debt on our December 31, 2008 consolidated balance sheet and were repaid in January 2009. The weighted average interest rate for borrowings under the facility during 2008 was 4.3%.
CONTINGENT CONVERTIBLE SENIOR NOTES
In November 2008, we completed the private placement of $400 million aggregate principal amount of 10% contingent convertible senior notes due 2018 that are recorded on the consolidated balance at $379 million, which is net of debt discount of $21 million as a result of the embedded derivative discussed in Note 11. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. Pursuant to rules of the New York Stock Exchange, on which our common stock is listed, the issuance of shares of our common stock upon conversion of the notes required approval of our stockholders. On February 9, 2009, our stockholders approved the issuance of shares of our common stock upon conversion of the notes. If our stockholders had not given that approval, the interest rate on the notes would have increased to 20%. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share. The notes contain anti-dilutive provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
     The notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indenture governing the notes contains events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. The notes also contain a provision requiring us to offer to purchase the notes at a premium of 105% of their principal amount (plus accrued and unpaid interest) in the event of a change in control or the termination of trading of our common stock on a national securities exchange.
SENIOR NOTES
We have $500 million of 7.75% senior notes due 2018 that are recorded on the consolidated balance sheet at $499 million, which is net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 9.25%. We also have $500 million of 6.3% senior notes due 2016.
     The 7.75% senior notes and the 6.3% senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. The notes also contain a provision requiring us to offer to purchase the notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a rating on the notes at below investment grade by both Moody’s Investor Services Inc. and Standard & Poor’s Ratings Services.

SHIP MORTGAGE FACILITY
In October 2008, our subsidiary, Gypsum Transportation Limited, or GTL, entered into a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. The secured loan facility agreement provides for two separate advances to GTL in amounts not exceeding (1) the lesser of $40 million and 50% of the market value of GTL’s ship, the Gypsum Centennial (“Tranche A”), and (2) the lesser of $50 million and 50% of the market value of GTL’s ship, the Gypsum Integrity, that is currently under construction and expected to be delivered in March 2009 (“Tranche B”). As of December 31, 2008, the outstanding loan balance drawn under Tranche A of the ship mortgage facility was $29 million, of which $4 million was classified as short-term debt on our consolidated balance sheet. Tranche B may be drawn until March 31, 2009 following delivery of the Gypsum Integrity to GTL.
      Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate as of December 31, 2008 was 6.3%. Tranche A and Tranche B are each repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement beginning three months after advance of that Tranche, with the balance repayable eight years after the date of advance of that Tranche. The secured loan facility agreement contains affirmative and negative covenants affecting GTL, including financial covenants requiring it to maintain or not exceed specified levels of net worth, borrowings to net worth, cash reserves and EBITDA to debt service. The secured loan facility agreement also contains certain customary events of default.
      In connection with the advance of Tranche A, GTL granted DVB Bank SE a security interest in the Gypsum Centennial and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. GTL will enter into similar agreements with respect to the Gypsum Integrity in connection with the advance of Tranche B.
INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 22 years.
OTHER INFORMATION
The fair market value of our debt was $1.407 billion as of December 31, 2008 and $1.183 billion as of December 31, 2007. The fair market values were based on quoted market prices or, where quoted market prices were not available, on instruments with similar terms and maturities or internal valuation models. Excluding the $190 million of borrowings on the revolving credit facility as of December 31, 2008 that we repaid in January 2009, the amounts of total debt outstanding as of December 31, 2008 maturing during the next five years and beyond were: $4 million in each year 2009 through 2012, $2 million in 2013 and $1.65 billion after 2013.
11. Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2008, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $185 million. As of December 31, 2008, the fair value of these swap contracts, which remained in AOCI, was a $62 million unrealized loss. These swap contracts are designated as cash flow hedges and had no ineffectiveness for 2008. Additionally, there were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because the forecasted transactions were not probable of occurring.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have cross-currency swaps and foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $55 million, and all contracts mature by December 23, 2009. As of December 31, 2008, the fair value of these hedges was a $10 million pretax gain that was recorded to earnings. We also have foreign currency forward agreements to hedge a portion of our net investment in certain foreign subsidiaries. The notional amount of these hedges is $18 million, and all contracts mature by June 8, 2012. As of December 31, 2008, the fair value of these hedges, which remained in AOCI, was a $2 million unrealized gain.

EMBEDDED DERIVATIVE INSTRUMENTS
We issued $400 million of 10% contingent convertible senior notes due 2018 in the fourth quarter of 2008. We determined that the notes contained multiple embedded derivatives that were required to be analyzed under SFAS No. 133 and related accounting standards. Except for the embedded derivative described below, the other embedded derivatives that were identified either were immaterial or did not need to be bifurcated and valued separately.
      The notes bear interest at the rate of 10% per year. If, however, our stockholders had not approved the issuance of shares of our common stock upon conversion of the notes within 135 days from the date of issuance of the notes, the interest rate on the notes would have increased to 20% per annum. This interest rate increase feature was evaluated under the criteria of SFAS No. 133 and related accounting standards and was determined to be an embedded derivative that was required to be bifurcated and valued separately as of November 26, 2008, the date of issuance of the notes. The fair value of this embedded derivative was determined to be $21 million on the issuance date of the notes. This amount was recorded as a current liability and as a reduction to the initial carrying amount of the notes that will be amortized to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2008, the fair value of this embedded derivative liability was $10 million and the $11 million change in value was recorded as income in other income, net in the fourth quarter. As a result of the approval of the conversion feature of the notes by our stockholders on February 9, 2009, the remaining $10 million liability will be reversed to income in other income, net in the first quarter of 2009.
COUNTERPARTY RISK
We use derivatives to hedge a portion of our exposures with respect to commodity price risk, foreign exchange risk, or interest rate risk. These derivatives are governed by master netting agreements negotiated between us and our counterparties. The agreements outline the conditions upon which the counterparties are required to post collateral (primarily driven by credit ratings and derivative market values). Based on the market values of our derivatives by counterparty and our credit rating, we were required to provide $43 million of collateral to our counterparties as of December 31, 2008.
      We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements, as permitted by FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.” As a result, amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
12. Fair Value Measurements
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
      Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1 – Quoted prices for identical assets and liabilities in active markets;

•	Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
      When valuing our derivative portfolio, we primarily use readily observable market data in conjunction with internally developed valuation models and, consequently, we designate most of our derivatives as Level 2. The Level 3 derivative shown below represents the interest rate increase embedded derivative we identified in connection with the issuance of $400 million of 10% contingent convertible senior notes due 2018 in the fourth quarter of 2008. We had no Level 3 derivatives prior to the fourth quarter. As of December 31, 2008, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(millions)	2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$8	$—	$8	$—
Derivative liabilities	(65)	—	(55)	(10)

      Upon issuance of the 10% contingent convertible senior notes, the fair value of the embedded derivative was determined to be $21 million. As of December 31, 2008, the fair value of this embedded derivative liability was $10 million and the $11 million change in value was recorded as income in other income, net in the fourth quarter. Changes in the fair value of this liability are generally related to our stock price performance and volatility, the passage of time and changes in interest rates.
13. Accumulated Other Comprehensive Income (Loss)
AOCI as of December 31 consisted of the following:

(millions)	2008	2007

Foreign currency translation, net of tax	$(23)	$77
Loss on derivatives, net of tax	(35)	(5)
Unrecognized loss on pension and postretirement benefit plans, net of tax	(169)	(62)
Unrealized loss on marketable securities, net of tax	—	(1)

Total	$(227)	$9

     Reclassifications of net after-tax gains or losses from AOCI to earnings during 2008 were as follows:

(millions)	2008

Gain on derivatives, net of tax of $5 million	$7
Gain on unrecognized pension and postretirement benefit costs, net of tax of $1 million	1

Total	$8

      We estimate that we will reclassify a net $28 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
14. Employee Retirement Plans
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
     The components of net pension and postretirement benefits costs are summarized in the following table:

(millions)	2008	2007	2006

Pension Benefits:
Service cost of benefits earned	$34	$40	$39
Interest cost on projected benefit obligation	69	67	62
Expected return on plan assets	(77)	(73)	(63)
Net amortization	8	12	18

Net pension cost	$34	$46	$56

Postretirement Benefits:
Service cost of benefits earned	$14	$15	$15
Interest cost on projected benefit obligation	26	24	21
Net amortization	(8)	(3)	(2)

Net postretirement cost	$32	$36	$34

      We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $881 million as of December 31, 2008 and $886 million as of December 31, 2007. The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation as of January 1	$1,125	$1,142	$411	$416
Service cost	34	40	14	15
Interest cost	69	67	26	24
Participant contributions	12	14	5	5
Benefits paid	(99)	(83)	(19)	(17)
Medicare Part D subsidy receipts	—	—	2	3
Plan amendment	3	(1)	(29)	—
Actuarial gain	(132)	(83)	(53)	(40)
Foreign currency translation	(37)	29	(6)	5

Benefit obligation as of December 31	$975	$1,125	$351	$411

Change in Plan Assets:
Fair value as of January 1	$1,152	$1,057	$—	$—
Actual return on plan assets	(299)	68	—	—
Employer contributions	22	67	14	12
Participant contributions	12	14	5	5
Benefits paid	(99)	(83)	(19)	(17)
Foreign currency translation	(38)	29	—	—

Fair value as of December 31	$750	$1,152	$—	$—

Funded status	$(225)	$$27	$(351)	$(411)

	Pension		Postretirement
(millions)	2008	2007	2008	2007

Components on the Consolidated Balance Sheets:
Noncurrent assets	$10	$64	$—	$—
Current liabilities	(2)	(1)	(16)	(13)
Noncurrent liabilities	(233)	(36)	(335)	(398)

Net asset (liability) as of December 31	$(225)	$27	$(351)	$(411)

Pretax Components in AOCI:
Net actuarial loss	$326	$94	$7	$65
Prior service cost (credit)	13	13	(73)	(56)
Net transition obligation	—	1	—	—

Total as of December 31	$339	$108	$(66)	$9

      For the defined benefit pension plans, we estimate that during the 2009 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $1 million and prior service cost of $2 million. For the postretirement benefit plans, we estimate that during the 2009 fiscal year we will amortize from AOCI into net postretirement cost prior service credit of $9 million.
ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.85%	6.55%	6.85%	6.65%
Compensation increase rate	3.50%	4.00%	—	—

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.55%	5.90%	6.65%	5.95%
Expected return on plan assets	7.00%	7.00%	—	—
Compensation increase rate	4.00%	4.00%	—	—

      The assumed health-care-cost trend rates used to measure the postretirement plans’ obligations as of December 31 were as follows:

	2008	2007

Health-care-cost trend rate assumed for next year	7.95%	8.65%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2013	2013

      A one-percentage-point change in the assumed health-care-cost trend rate for the postretirement plans would have the following effects:

	One-Percentage-	One-Percentage-
(millions)	Point Increase	Point Decrease

Effect on total service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	54	(43)

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
PLAN ASSETS
Our pension plans’ asset allocations by asset categories as of December 31 were as follows:

Asset Categories:	2008	2007

Equity securities	54%	68%
Debt securities	27%	20%
Other	19%	12%

Total	100%	100%

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
      To maximize long-term returns, we invest our plans’ assets primarily in a diversified mix of equity and debt securities. The portfolio of equity securities includes both foreign and domestic stocks representing a range of investment styles and market capitalizations. Investments in domestic and foreign equities and debt securities are actively and passively managed. Other assets are managed by investment managers using strategies with returns normally expected to have a low correlation to the returns of equities. As of December 31, 2008, the plans’ target asset allocation percentages were 61% for equity securities, 23% for debt securities and 16% for other assets. The actual allocation to equity securities was notably below the target allocation at year end due to the significant declines in equity asset valuations in 2008 relative to the valuations of other asset classes. Conversely, the allocations to debt and other investments were above their targeted allocation as their valuations were relatively stronger than equity valuations. We expect actual asset allocations to be more in line with targeted levels as equity market values recover and the portfolio is rebalanced toward target levels.
      We monitor investment risk on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan’s funded status.
CASH FLOWS
For 2009, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $34 million to $46 million of cash to our pension plans in 2009. Total benefit payments we expect to pay to participants, which include payments funded from USG’s assets as well as payments from our pension plans and the Medicare subsidy we expect to receive, are as follows (in millions):

			Health-Care
Years ended	Pension	Postretirement	Subsidy
December 31	Benefits	Benefits	Receipts

2009	$82	$16	$(2)
2010	55	17	(2)
2011	54	18	(2)
2012	54	19	(3)
2013	78	20	(3)
2014 – 2018	442	121	(16)

15. Share-Based Compensation
We grant share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders in 2006. A total of 8.2 million shares of common stock were authorized for grants under the LTIP, of which 4.9 million shares were reserved for future grants as of December 31, 2008. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our officers and employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
      Our expense for share-based arrangements was $24 million in 2008, $20 million in 2007 and $17 million in 2006. The income tax benefit recognized for share-based arrangements in the consolidated statements of earnings was $9 million in 2008, $7 million in 2007 and $6 million in 2006. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our consolidated statements of cash flows, we presented excess tax benefits associated with the exercise of stock options as operating cash flows prior to the adoption of SFAS No. 123(R) and as financing cash flows following adoption.
STOCK OPTIONS
We granted stock options under the LTIP in 2008, 2007 and 2006 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four or five equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
      We estimated the fair value of each stock option granted under the LTIP on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, because there is not sufficient historical stock option exercise experience available.

Assumptions:	2008	2007	2006

Expected volatility	37.59%	35.45%	42.60%
Risk-free rate	3.20%	4.55%	4.87%
Expected term (in years)	6.25	6.25	6.50
Expected dividends	—	—	—

      A summary of stock options outstanding under the LTIP and our prior stock option plans as of December 31, 2008 and of stock option activity during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000)	Price	Term (years)	(millions)

Outstanding at January 1, 2008	1,709	$45.73	7.98	$1
Granted	927	34.67
Exercised	(12)	27.28
Canceled	(23)	45.78
Forfeited	(132)	43.14

Outstanding at December 31, 2008*	2,469	$41.81	7.68	$—
Exercisable at December 31, 2008	720	$43.37	6.04	$—
Vested or expected to vest at December 31, 2008	1,813	$40.41	8.35	$—

*	Includes 17,060 SARs that are payable in cash upon exercise and, therefore, are accounted for as a liability on the consolidated balance sheets.
      The weighted-average grant date fair value of stock options granted was $14.78 for options granted during the year ended December 31, 2008, $21.73 for options granted during the year ended December 31, 2007 and $23.36 for options granted during the year ended December 31, 2006.
      Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was less than $1 million in 2008 and 2007 and was $15 million in 2006. Cash received from the exercise of stock options was less than $1 million in each of 2008 and 2007 and was $14 million in 2006. As a result of the net operating loss we reported for federal tax purposes for 2008, 2007 and 2006, none of the tax benefit with respect to these exercises has been reflected in capital received in excess of par value as of December 31, 2008. Included in our net operating loss carryforwards is $15 million for which a tax benefit of $5 million will be recorded in capital received in excess of par value when the loss carryforward is utilized.
      As of December 31, 2008, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 3.2 years. The total fair value of stock options vested was $7 million during the year ended December 31, 2008 and $5 million during the year ended December 31, 2007. No stock options vested in 2006.
RESTRICTED STOCK UNITS
We granted RSUs under the LTIP during 2008, 2007 and 2006. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest 100% after either four or five years from the date of grant. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
      RSUs outstanding as of December 31, 2008 and RSU activity during 2008 were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2008	531	$47.09
Granted	141	33.47
Vested	(143)	46.43
Forfeited	(37)	46.25

Nonvested at December 31, 2008 *	492	$43.44

*	Includes 4,526 RSUs that are payable in cash upon vesting and, therefore, are accounted for as a liability on the consolidated balance sheets. Cash paid in respect of RSUs that vested during 2008 was less than $1 million.
      As of December 31, 2008, there was $9 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.2 years. The total fair value of RSUs that vested was $7 million during the year ended December 31, 2008 and $6 million during the year ended December 31, 2007. No RSUs vested in 2006.
PERFORMANCE SHARES
We granted performance shares under the LTIP during 2008 and 2007. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that Index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
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

Assumptions:	2008	2007

Expected volatility	35.16%	30.69%
Risk-free rate	2.20%	4.55%
Expected term (in years)	2.92	2.78
Expected dividends	—	—

      Nonvested performance shares outstanding as of December 31, 2008 and performance share activity during 2008 were as follows:

	Weighted	Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2008	87	$45.17
Granted	140	44.42
Forfeited	(10)	44.88

Nonvested at December 31, 2008	217	$44.70

      Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $5 million as of December 31, 2008. We expect that cost to be recognized over a weighted average period of 1.8 years.
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
      The numbers of deferred stock units held by non-employee directors were approximately as follows: 76,877 as of December 31, 2008; 21,085 as of December 31, 2007; and 18,035 as of December 31, 2006. Amounts recorded to expenses in 2008, 2007 and 2006 related to these units were immaterial.
      Pursuant to our Stock Compensation Program for Non-Employee Directors, on December 31, 2008, our non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or shares of USG common stock with an equivalent value. Pursuant to this provision, a total of 21,918 shares of common stock were issued to two non-employee directors based on the average of the high and low sales prices of a share of USG common stock on December 30, 2008.
16. Income Taxes
Earnings (loss) before income taxes consisted of the following:

(millions)	2008	2007	2006

U.S.	$(618)	$11	$382
Foreign	37	77	108

Total	$(581)	$88	$490

      Income tax expense (benefit) consisted of the following:

(millions)	2008	2007	2006

Current:
Federal	$(4)	$8	$(1,049)
Foreign	4	19	29
State	(2)	(5)	(16)

	(2)	22	(1,036)

Deferred:
Federal	(195)	2	1,096
Foreign	4	(11)	(3)
State	75	(2)	136

	(116)	(11)	1,229

Total	$(118)	$11	$193

      Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2008	2007	2006

Taxes on income at U.S. federal statutory rate	$(203)	$31	$172
Foreign earnings subject to different tax rates	(4)	(8)	(8)
State income tax, net of federal benefit	(21)	(2)	20
Change in valuation allowance	71	(10)	7
Goodwill impairment charges	34	—	—
Change in unrecognized tax benefits	3	10	—
Tax law changes	—	(10)	—
Reduction of tax reserves	—	—	(3)
Chapter 11 reorganization expenses	—	—	4
Other, net	2	—	1

Provision for income taxes (benefit)	(118)	$11	$193
Effective income tax rate	20.4%	12.2%	39.4%

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2008	2007

Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$577	$455
Pension and postretirement benefits	244	176
Goodwill and other intangible assets	37	—
Reserves not deductible until paid	35	18
Self insurance	11	10
Capitalized interest	12	14
Derivative instruments	23	1
Share-based compensation	19	13
Other	—	6

Deferred tax assets before valuation allowance	958	693
Valuation allowance	(166)	(63)

Total deferred tax assets	$792	$630

Deferred Tax Liabilities:
Property, plant and equipment	307	280
State taxes	29	58
Inventories	19	28
Goodwill and other intangible assets	—	14
Other	2	—

Total deferred tax liabilities	357	380

Net deferred tax assets	$435	$250

      We have established a valuation allowance in the amount of $166 million consisting of $163 million for deferred tax assets relating to certain state net operating loss, or NOL, and tax credit carryforwards and $3 million relating to federal foreign tax credits because of uncertainty regarding their ultimate realization.
      As of December 31, 2008, we had deferred tax assets related to federal NOL and tax credit carryforwards of $336 million. We have federal NOLs of approximately $781 million that are available to offset federal taxable income and will expire in the years 2026 — 2028. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $979 million would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at December 31, 2008, a valuation allowance against the federal foreign tax credit carryforwards in the amount of $3 million was required.
      In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of December 31, 2008, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $233 million, of which $12 million expires in years 2009-2011, $12 million expires in 2012-2014, $30 million expires in 2015-2017, $14 million expires in 2018-2020, $43 million expires in 2021-2023, $86 million expires in 2026, $7 million expires in 2027, $11 million expires in 2028 and $18 million does not expire. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that, at December 31, 2008, a valuation allowance in the amount of $163 million is required.
      We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at December 31, 2008, against a portion of which we had historically maintained a valuation allowance. During 2007, we reversed the entire $8 million valuation allowance on our Worldwide Ceilings business due to a change in judgment regarding the continued profitability of that business. Our profitability in that business in recent years, and our projections of future taxable income, have increased significantly due to cost-reduction activities and the introduction of new products, which has resulted in our concluding that it was more likely than not that we would be able to realize the deferred tax assets related to the NOLs in our Worldwide Ceilings business. During 2007, we reversed all $2 million of a valuation allowance on our Canadian businesses due to a planned amalgamation of entities, which as a combined entity is a historically profitable business. As a result, we believe it is more likely than not that we will be able to realize the deferred tax asset related to the NOLs and tax credit carryforwards in our Canadian businesses.
      Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.4% for December 2008). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of December 31, 2008, we estimate our current ownership change to be between 39% and 41%. If an ownership change had occurred as of December 31, 2008, our annual NOL utilization would have been limited to approximately $43 million per year.
      During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, until September 30, 2009, the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding voting stock. The rights plan, as amended, exempts certain stockholders as long as they do not become beneficial owners of additional shares of our voting stock, except as otherwise provided by then-existing agreements. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% contingent convertible senior notes are exempted during the period in which the threshold is reduced to 4.99%. The amendment to the rights plan is intended to maximize the value of our NOL carryforwards and related tax benefits. The amendment does not, however, ensure that use of NOLs will not be limited by an ownership change, and there can be no assurance that an ownership change will not occur.
     During the fourth quarter of 2008, the Internal Revenue Service, or IRS, concluded its audit of our federal income tax returns for the years 2005 and 2006. Upon final joint committee approval, which we expect to receive in the first quarter of 2009, the IRS audit will be considered effectively settled. As a result of the audit, we expect our federal taxable income for these years will be increased by $8 million in the aggregate, most of which will result in a decrease to the amount of our NOL at December 31, 2008. In addition, we expect a portion of our recorded FIN 48 reserves will become unnecessary.
      In June 2007, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax – an Interpretation of Financial Accounting Standards Board Statement No. 109.” This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. We adopted this interpretation on January 1, 2007. As part of the adoption, we recorded an increase in our liability for unrecognized tax benefits of $19 million, $18 million of which was accounted for as an increase in long-term deferred income taxes and $1 million of which reduced our January 1, 2007 balance of retained earnings (deficit). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2008	2007

Balance as of January 1	$56	$55
Tax positions related to the current period:
Gross increase	4	6
Gross decrease	—	—
Tax positions related to prior periods:
Gross increase	2	6
Gross decrease	(13)	(8)
Settlements	(1)	(1)
Lapse of statutes of limitations	(1)	(2)

Balance as of December 31	$47	$56

      We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of December 31, 2008, the total amount of interest expense and penalties recognized on our consolidated balance sheet was $6 million and $1 million, respectively. The total amount of interest income recognized on our consolidated balance sheet as of December 31, 2008 was $6 million related to federal interest receivable upon final joint committee approval of the IRS examination for years 2005 and 2006. The total amount of interest and penalties recognized in our consolidated statement of operations for 2008 was $7 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $46 million.
      Our federal income tax returns for 2006 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $15 million to $20 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
      We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $479 million as of December 31, 2008. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.
17. Segments
REPORTABLE SEGMENTS

(millions)	2008	2007	2006

Net Sales:
North American Gypsum	$2,358	$2,837	$3,621
Building Products Distribution	1,993	2,291	2,477
Worldwide Ceilings	846	813	756
Eliminations	(589)	(739)	(1,044)

Total	$4,608	$5,202	$5,810

Operating Profit (Loss):
North American Gypsum	$(241)	$84	$843
Building Products Distribution	(243)	91	205
Worldwide Ceilings	68	75	81
Corporate	(97)	(110)	(117)
Eliminations	1	27	(3)
Chapter 11 reorganization expenses	—	—	(10)

Total	$(512)	$167	$999

Depreciation, Depletion and Amortization:
North American Gypsum	$141	$124	$111
Building Products Distribution	13	14	4
Worldwide Ceilings	19	17	18
Corporate	9	21	5

Total	$182	$176	$138

Capital Expenditures:
North American Gypsum	$213	$425	$336
Building Products Distribution	6	6	2
Worldwide Ceilings	19	15	18
Corporate	—	14	37

Total	$238	$460	$393

Assets:
North American Gypsum	$2,677	$2,738	$2,361
Building Products Distribution	571	801	430
Worldwide Ceilings	455	466	628
Corporate	1,068	713	2,104
Eliminations	(52)	(64)	(126)

Total	$4,719	$4,654	$5,397

GEOGRAPHIC INFORMATION

(millions)	2008	2007	2006

Net Sales:
United States	$3,942	$4,568	$5,227
Canada	428	426	442
Other Foreign	482	443	386
Geographic transfers	(244)	(235)	(245)

Total	$4,608	$5,202	$5,810

Long-Lived Assets:
United States	$2,390	$2,402	$1,939
Canada	165	217	169
Other Foreign	283	293	209

Total	$2,838	$2,912	$2,317

OTHER SEGMENT INFORMATION
Segment operating profit and assets for 2007 and 2006 have been retrospectively adjusted for our change in 2008 from the LIFO method of inventory accounting to the average cost method. See Note 1 for additional information on this change in accounting principle.
      Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
      Consolidated operating profit in 2008 included charges for restructuring and impairment of long-lived assets of $98 million pretax. On a segment basis, $48 million of the total amount related to North American Gypsum, $34 million related to Building Products Distribution, $5 million related to Worldwide Ceilings and $11 million related to Corporate. See Note 2 for additional information regarding these charges.
      Consolidated operating profit in 2008 included charges for impairment of goodwill and other intangible assets of $226 million pretax. On a segment basis, $213 million of the total amount related to Building Products Distribution, $12 million related to Worldwide Ceilings and $1 million related to North American Gypsum. See Note 3 for additional information regarding these charges.
      Consolidated operating profit in 2007 included restructuring and impairment charges of $26 million pretax. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million related to Worldwide Ceilings, $1 million related to Building Products Distribution, and $5 million related to Corporate. See Note 2 for additional information regarding these charges.
      Operating profit of $843 million in 2006 for North American Gypsum included a reversal of our reserve for asbestos-related liabilities. This reversal increased operating profit for North American Gypsum by $44 million.
      Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Transactions between reportable segments and geographic areas are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Geographic transfers largely reflect intercompany sales from U.S. Gypsum to CGC Inc., U.S. Gypsum and USG Interiors to USG Mexico and USG Interiors to USG International.
      On a worldwide basis, The Home Depot, Inc. accounted for approximately 10% of our consolidated net sales in 2008 and approximately 11% in each of 2007 and 2006. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

18. Stockholder Rights Plan
On December 21, 2006, our Board of Directors approved the adoption of a new stockholder rights plan. The plan was amended on December 5, 2008. Under the rights plan, as amended, if any person or group acquires beneficial ownership of 4.99% or more of our then-outstanding voting stock, stockholders other than the 4.99% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. The 4.99% threshold will return to 15%, the threshold under the plan prior to its amendment, after September 30, 2009 unless our Board of Directors determines otherwise. Stockholders who owned more than 4.99% or more of our common stock as of 4:00 PM, New York City time, on December 4, 2008 will not trigger these rights so long as they do not become the beneficial owner of additional shares of our voting stock while the plan is in effect, except as permitted by then-existing agreements. Shares of our common stock that otherwise would be deemed to be beneficially owned by reason of ownership of our convertible notes (including ownership of shares of common stock into which the notes are convertible) are exempted during the period in which the 4.99% threshold is applicable. During a seven-year standstill period that expires in August 2013, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of a shareholder’s agreement we entered into with Berkshire Hathaway in connection with its backstop commitment referred to in Note 19 and that following that seven-year standstill period, the term “Acquiring Person” will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis. Among other things, the shareholder’s agreement limits during the standstill period Berkshire Hathaway’s acquisitions of beneficial ownership of our voting stock to 40% of our voting stock on a fully diluted basis, except in limited circumstances, and the manner in which it may seek to effect an acquisition or other extraordinary transaction involving USG.
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
19. Equity and Rights Offerings
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
RIGHTS OFFERING
In connection with the plan of reorganization described in Note 22, we issued to our stockholders as of June 30, 2006 one transferable right for each common share owned on that date, entitling the holder to purchase one share of common stock for $40.00 in cash. The rights expired on July 27, 2006. In connection with the rights offering, Berkshire Hathaway agreed through a backstop commitment to purchase from us, at $40.00 per share, all of the shares of common stock offered pursuant to the rights offering that were not issued pursuant to the exercise of rights. In the first quarter of 2006, we paid Berkshire Hathaway a fee of $67 million for its backstop commitment. On August 2, 2006, we issued 6.97 million shares of common stock to Berkshire Hathaway in accordance with the backstop agreement. These shares include 6.5 million shares underlying rights distributed to Berkshire Hathaway in connection with the shares it beneficially owned as of June 30, 2006 and 0.47 million shares underlying rights distributed to other stockholders that were not exercised in the rights offering. A total of 44.92 million shares of our common stock were distributed in connection with the rights offering, including the 6.97 million shares issued to Berkshire Hathaway. We received net proceeds of approximately $1.7 billion in connection with the rights offering. We used the net proceeds from the rights offering, together with other available funds, to make payments required by our plan of reorganization and for general corporate purposes.

20. Commitments and Contingencies
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $107 million in 2008, $123 million in 2007 and $112 million in 2006. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2008 were $91 million in 2009, $77 million in 2010, $59 million in 2011, $43 million in 2012 and $34 million in 2013. The aggregate obligation after 2013 was $124 million.
21. Litigation
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. We believe that appropriate reserves have been established for our potential liability in connection with these matters. Our reserves take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation was recently named as a defendant in two lawsuits relating to wallboard sold by L&W Supply in Florida in 2006 that was manufactured in China by Knauf Plasterboard (Tianjin) Co. Ltd., also named as a defendant. One lawsuit, filed on January 22, 2009, in the federal district court for the Southern District of Florida, seeks unspecified damages on behalf of a class of home buyers, claiming that the Chinese-manufactured wallboard is defective and emits high levels of sulfur compounds causing, among other things, alleged property damage and exposure to health risks. The other lawsuit, filed on January 30, 2009, in the state court in Miami-Dade County, Florida, was brought by Lennar Homes against Knauf Tianjin, L&W Supply, and numerous other distributors, importers and contractors. In that lawsuit, Lennar Homes seeks unspecified damages allegedly associated with repairing homes in Florida that were built using the Chinese-manufactured wallboard. L&W Supply was one of several distributors who resold Chinese-manufactured wallboard in Florida during 2006. Although these cases are in a preliminary stage, and it is possible that additional similar suits will be filed, we do not believe that these lawsuits will have a material adverse effect on our results of operations, financial position or cash flows.
ASBESTOS LITIGATION
Asbestos Personal Injury Litigation: Our plan of reorganization confirmed in 2006 resolved the debtors’ liability for all present and future asbestos personal injury and related claims. Pursuant to the plan, we created and funded a trust under Section 524(g) of the United States Bankruptcy Code for the payment of all of the present and future asbestos personal injury liabilities of the debtors, as described in Note 22. In 2006, we made payments totaling $3.95 billion to the asbestos personal injury trust. We have no further payment obligations to the trust. The asbestos personal injury trust is administered by independent trustees appointed under the plan. The trust will pay qualifying asbestos personal injury and related claims against the debtors pursuant to trust distribution procedures that are part of the confirmed plan. A key component of our plan of reorganization is the channeling injunction which provides that all present and future asbestos personal injury claims against the debtors must be brought against the trust and no one may bring such a claim against the debtors. This channeling injunction applies to all present and future asbestos personal injury claims for which any debtor is alleged to be liable, including any asbestos personal injury claims against U.S. Gypsum, L&W Supply or Beadex, as well as any asbestos personal injury claims against the debtors relating to A.P. Green Refractories Co., which was formerly one of our subsidiaries. Our plan of reorganization and the channeling injunction do not apply to any of our non-U.S. subsidiaries, any companies we acquired during our reorganization proceedings, or any companies that we acquired or may acquire after our emergence from reorganization.
Asbestos Property Damage Litigation: Asbestos property damage claims against the debtors were not part of the asbestos trust or the channeling injunction. Our plan of reorganization provided that all settled or otherwise resolved asbestos property damage claims that were timely filed in our reorganization proceedings would be paid in full. During our reorganization proceedings, the court set a deadline for filing asbestos property damage claims against the debtors. In response to that deadline, approximately 1,400 asbestos property damage claims were timely filed. More than 950 of those claims were disallowed or withdrawn. In 2006 and 2007, we reached agreements to settle all of the open asbestos property damage claims filed in our reorganization proceedings. In 2006, we made total payments of approximately $99 million for certain of these settlements. Based on our evaluation of our asbestos property damage settlements, we reversed $44 million of our reserve for asbestos-related claims in 2006. We made total payments of approximately $3 million in 2008 and $40 million in 2007 for asbestos property damage settlements. The current estimate of the cost of the one remaining asbestos property damage settlement that has not yet been paid, and associated legal fees, is approximately $5 million and is included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2008.
PATENT AND TRADE SECRETS LAWSUIT
Our subsidiary, United States Gypsum Company, or U.S. Gypsum, is the plaintiff in a lawsuit against Lafarge North America Inc., or Lafarge, a manufacturer and seller of gypsum wallboard in the United States and a subsidiary of Lafarge S.A., a French corporation, also a defendant. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleges that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom are also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. We seek to recover damages measured by the amount of the unlawful benefit Lafarge received and U.S. Gypsum’s lost profits, as well as exemplary damages. Lafarge and the other defendants deny liability and contend that, even if they are liable, any damages are minimal. The case has not been scheduled for trial. We believe that if we recover the full, or a substantial, amount of our claimed damages, that amount would be material to our cash flows and results of operations in the period received. However, as with any lawsuit, there can be no assurance as to either the outcome or the amount of damages recovered, if any.
OTHER LITIGATION
We are named as defendants in other claims and lawsuits arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We believe that we have recorded appropriate reserves for these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.
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

23. Quarterly Financial Data (unaudited)

	Quarter
(millions, except share data)	First	Second	Third	Fourth

2008 (a):
Net sales	$1,165	$1,251	$1,211	$981
Gross profit	46	76	64	6
Operating loss (b)	(60)	(39)	(32)	(381)
Net loss (b)	(41)	(37)	(36)	(349)
Loss Per Common Share:
Basic (b)	(0.42)	(0.37)	(0.36)	(3.52)
Diluted (b)	(0.42)	(0.37)	(0.36)	(3.52)

2007 (a):
Net sales	$1,259	$1,408	$1,335	$1,200
Gross profit	217	202	121	61
Operating profit (loss)	100	88	28	(49)
Net earnings (loss)	44	56	9	(32)
Earnings (Loss) Per Common Share:
Basic (c) (d)	0.49	0.56	0.09	(0.32)
Diluted (c) (d)	0.49	0.56	0.09	(0.32)

(a)	Information for the first, second and third quarters of 2008 and all four quarters of 2007 has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method of inventory accounting to the average cost method. The favorable impact on gross profit and operating profit in 2008 was $5 million for the first quarter, $5 million for the second quarter and $8 million for the third quarter. The favorable impact on net loss and loss per common share in 2008 was $4 million and $0.03 per share for the first quarter, $3 million and $0.03 per share for the second quarter and $4 million and $0.04 per share for the third quarter. The impact on gross profit, operating profit, net earnings (loss) and earnings (loss) per common share in each quarter of 2007 was immaterial. See Note 1 for additional information regarding this change in accounting principle.

(b)	The operating loss and net loss for the fourth quarter of 2008 include goodwill and other intangible asset impairment charges of $226 million pretax ($177 million, or $1.78 per diluted share, after-tax). The net loss for the fourth quarter of 2008 also includes a tax valuation allowance charge of $61 million, or $0.62 per diluted share.

(c)	The sum of the four quarters is not necessarily the same as the total for the year.

(d)	Earnings per common share for the 2007 quarters reflect the issuance of 9.06 million shares of common stock in the first quarter of 2007 in connection with the public equity offering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
      We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule, Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 16, effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109. As discussed in Note 1, in 2008, the Corporation changed its method of accounting for its United States inventories from the last-in, first-out (LIFO) method to the average cost method and, retrospectively, adjusted the 2007 and 2006 financial statements for the change.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2009

USG CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Beginning				Ending
(millions)	Balance	Additions (a)		Deductions (b)	Balance

Year ended December 31, 2008:
Doubtful accounts	$12	$6		$(7)	$11
Cash discounts	5	43		(44)	4

Year ended December 31, 2007:
Doubtful accounts	11	7	(c)	(6)	12
Cash discounts	5	50		(50)	5

Year ended December 31, 2006:
Doubtful accounts	10	6	(c)	(5)	11
Cash discounts	4	57		(56)	5

(a)	Reflects provisions charged to earnings

(b)	Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

(c)	Includes doubtful accounts from acquisitions of $3 million in 2007 and $1 million in 2006

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
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
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 20, 2009

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
      We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
      In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Corporation and our report dated February 20, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph referring to the Corporation’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109 in 2007 and a change in the method of accounting for United States inventories from the last-in, first-out (LIFO) method to the average cost method in 2008.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 20, 2009
(c) Changes in Internal Control over Financial Reporting
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9A(T). CONTROLS AND PROCEDURES
Not applicable
Item 9B. OTHER INFORMATION
None

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 20, 2009):

Name	Age	Present Position and Business Experience During the Last Five Years

William C. Foote	57	Chairman and Chief Executive Officer since January 2006.
		Chairman, Chief Executive Officer and President prior thereto.

James S. Metcalf	51	President and Chief Operating Officer since January 2006.
		Executive Vice President; President, USG Building Systems prior thereto.

Stanley L. Ferguson	56	Executive Vice President and General Counsel since March 2004.
		Senior Vice President and General Counsel prior thereto.

Richard H. Fleming	61	Executive Vice President and Chief Financial Officer.

Brian J. Cook	51	Senior Vice President, Human Resources, since February 2005.
		Vice President, Human Resources, prior thereto.

Marcia S. Kaminsky	50	Senior Vice President, Communications, since February 2005.
		Vice President, Communications, prior thereto.

D. Rick Lowes	54	Senior Vice President and Controller since May 2007.
		Vice President and Controller prior thereto.

Dominic A. Dannessa	52	Vice President and Chief Technology Officer since July 2008.
		Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives to July 2008. Vice President; Executive Vice President, Manufacturing, USG Building Systems to January 2008. Senior Vice President, Manufacturing, United States Gypsum Company prior thereto.

Brendan J. Deely	43	Vice President; President and Chief Executive Officer, L&W Supply Corporation, since May 2007.
		Vice President; President and Chief Operating Officer, L&W Supply Corporation, to May 2007. Senior Vice President and Chief Operating Officer, L&W Supply Corporation, to June 2005. Vice President, Operations, L&W Supply Corporation, to April 2004.

Christopher R. Griffin	47	Vice President; President, USG International; President, CGC Inc., since January 2008.
		President, CGC Inc., prior thereto.

Fareed A. Khan	43	Vice President; President, USG Building Systems since January 2008.
		Vice President; Executive Vice President, Sales and Marketing, USG Building Systems to January 2008. Senior Vice President, Supply Chain and CRM and IT, United States Gypsum Company, to January 2006.

Karen L. Leets	52	Vice President and Treasurer

Name	Age	Present Position and Business Experience During the Last Five Years

Donald S. Mueller	61	Vice President and Chief Innovation Officer since September 2007.
		Vice President, Research and Technology Innovation to September 2007.
		Vice President, Research and Technology to May 2006. Director, Industrial and State Relations for Environmental Science Institute, Ohio State University to December 2004.

Ellis A. Regenbogen	62	Vice President since February 2008 and Corporate Secretary and Associate General Counsel since October 2006.
		Associate General Counsel and Assistant Secretary to October 2006.
		Associate General Counsel – Securities and Governance, Sears Holdings Corporation, to April 2006. Assistant General Counsel – Corporate and Securities, Sears, Roebuck and Co., to April 2005. Law Offices of Ellis A. Regenbogen to April 2005.

Jennifer F. Scanlon	42	Vice President and Chief Information Officer since February 2008.
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
      Following the annual meeting of stockholders held on May 14, 2008, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.
Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2009, which information is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2009, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2008, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by our stockholders.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options	outstanding options and	securities reported in
Plan Category	and rights	rights	column one)

Equity compensation plans approved by stockholders	2,452,272	$41.81	4,913,562

Equity compensation plans not approved by stockholders	—	—	—

Total	2,452,272	$41.81	4,913,562

      Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2009, which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 13, 2009, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Fees Paid to the Independent Registered Public Accountant” in the definitive Proxy Statement for our annual meeting of stockholders to be held on May 13, 2009, which information is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.
3. Exhibits

Exhibit Number	Exhibit

Plan of Reorganization:
2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June Form 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June Form 8-K)
Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June Form 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of January 1, 2007 (incorporated by reference to Exhibit 3.3 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007, or the 2006 10-K)
Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the 2006 10-K)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the

Exhibit Number	Exhibit

November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)
USG Corporation and certain of its consolidated subsidiaries are parties to other long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
Material Contracts:
10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 * **

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) of USG Corporation (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14,
2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Director (as Amended and Restated as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007, or the first quarter 2007 10-Q) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	USG Corporation Deferred Compensation Program for Non-Employee Directors (As Amended and Restated effective December 31, 2008) * **

Exhibit Number	Exhibit

10.11	Contingent Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000 (incorporated by reference to Exhibit 10.2 to the second quarter 2006 10-Q)

10.12	Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.3 to the second quarter 2006 10-Q)

10.13	Pledge Agreement Regarding Contingent Payment Note dated as of June 20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the “Trustees”) (incorporated by reference to Exhibit 10.4 to the second quarter 2006 10-Q)

10.14	Pledge Agreement Regarding Non-Contingent Note dated as of June 20, 2006 by and between USG Corporation and the Trustees (incorporated by reference to Exhibit 10.5 to the second quarter 2006 10-Q)

10.15	Second Amended and Restated Credit Agreement, dated as of January 7, 2009 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 12, 2009, or the January 2009 8-K)

10.16	Guarantee Agreement, dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the January 2009 8-K)

10.17	Pledge and Security Agreement, dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the January 2009 8-K)

10.18	2008 Annual Management Incentive Program of USG Corporation (Corporate Officers Only) (incorporated by reference to Exhibit 10.46 to the 2007 10-K) *

10.19	Annual Base Salaries of Named Executive Officers of USG Corporation (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated April 29, 2008) *

10.20	Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 28, 1997) *

10.21	First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.22	Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.23	Third Amendment to Omnibus Management Incentive Plan, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.24 to USG Corporation’s Annual Report on Form 10-K dated February 18, 2005) *

10.24	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to the 2006 10-K) *

10.25	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 * **

10.26	Key Employee Retention Plan (July 1, 2004 – December 31, 2005), dated July 1, 2004 (incorporated by

Exhibit Number	Exhibit

reference to Exhibit 10 to USG Corporation’s Quarterly Report on Form 10-Q dated July 30, 2004) *

10.27	USG Corporation 2006 Corporate Performance Plan, dated January 25, 2006 (incorporated by reference to Exhibit 10 to USG Corporation’s Current Report on Form 8-K dated January 25, 2006) *

10.28	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.29	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.30	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.33	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.34	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.35	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *
10.36	Form of USG Corporation Nonqualified Stock Option Agreement * **

10.37	Form of USG Corporation Restricted Stock Units Agreement * **

10.38	Form of USG Corporation Performance Shares Agreement * **

10.39	Changes to Equity Awards for Compliance With Section 409A * **
10.40	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.41	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.42	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.43	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.44	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph

Exhibit Number	Exhibit

George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)

10.45	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.46	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the Second October 2008 8-K)

10.47	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.48	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.49	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.50	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.51	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)
Other:
18	Letter from Deloitte and Touche LLP regarding change in accounting principle **

21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

February 20, 2009

	By:	/s/ Richard H. Fleming

Richard H. Fleming
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William C. Foote	February 20, 2009
WILLIAM C. FOOTE
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard H. Fleming	February 20, 2009
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ D. Rick Lowes	February 20, 2009
D. RICK LOWES
Senior Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, ROBERT L. BARNETT,	)	By:	/s/ Richard H. Fleming

KEITH A. BROWN, JAMES C. COTTING,	)		Richard H. Fleming
LAWRENCE M. CRUTCHER, W. DOUGLAS FORD,	)		Attorney-in-fact
STEVEN F. LEER, MARVIN E. LESSER,	)		February 20, 2009
JAMES S. METCALF, JUDITH A. SPRIESER	)
Directors	) )

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June Form 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June Form 8-K)

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June Form 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of January 1, 2007 (incorporated by reference to Exhibit 3.3 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007, or the 2006 10-K)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the 2006 10-K)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

USG Corporation and certain of its consolidated subsidiaries are parties to other long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

Exhibit
Number	Exhibit

10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 * **

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) of USG Corporation (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Director (as Amended and Restated as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007, or the first quarter 2007 10-Q) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	USG Corporation Deferred Compensation Program for Non-Employee Directors (As Amended and Restated effective December 31, 2008) * **

10.11	Contingent Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $3,050,000,000 (incorporated by reference to Exhibit 10.2 to the second quarter 2006 10-Q)

10.12	Non-Negotiable Promissory Note of USG Corporation and its Debtor Subsidiaries payable to the Asbestos Personal Injury Trust dated June 20, 2006 in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.3 to the second quarter 2006 10-Q)

10.13	Pledge Agreement Regarding Contingent Payment Note dated as of June 20, 2006 by and among USG Corporation and certain individuals in their capacities as the Asbestos Personal Injury Trustees (the “Trustees”) (incorporated by reference to Exhibit 10.4 to the second quarter 2006 10-Q)

10.14	Pledge Agreement Regarding Non-Contingent Note dated as of June 20, 2006 by and between USG Corporation and the Trustees (incorporated by reference to Exhibit 10.5 to the second quarter 2006 10-Q)

Exhibit
Number	Exhibit

10.15	Second Amended and Restated Credit Agreement, dated as of January 7, 2009 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 12, 2009, or the January 2009 8-K)

10.16	Guarantee Agreement, dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the January 2009 8-K)

10.17	Pledge and Security Agreement, dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the January 2009 8-K)

10.18	2008 Annual Management Incentive Program of USG Corporation (Corporate Officers Only) (incorporated by reference to Exhibit 10.46 to the 2007 10-K) *

10.19	Annual Base Salaries of Named Executive Officers of USG Corporation (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated April 29, 2008) *

10.20	Omnibus Management Incentive Plan (incorporated by reference to Annex A to USG Corporation’s Proxy Statement dated March 28, 1997) *

10.21	First Amendment to Omnibus Management Incentive Plan, dated November 11, 1997 (incorporated by reference to Exhibit 10(p) to USG Corporation’s Annual Report on Form 10-K dated February 20, 1998) *

10.22	Second Amendment to Omnibus Management Incentive Plan, dated as of June 27, 2000 (incorporated by reference to Exhibit 10(c) to USG Corporation’s Quarterly Report on Form 10-Q dated November 6, 2000) *

10.23	Third Amendment to Omnibus Management Incentive Plan, dated as of March 25, 2004 (incorporated by reference to Exhibit 10.24 to USG Corporation’s Annual Report on Form 10-K dated February 18, 2005) *

10.24	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to the 2006 10-K) *

10.25	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 * **

10.26	Key Employee Retention Plan (July 1, 2004 — December 31, 2005), dated July 1, 2004 (incorporated by reference to Exhibit 10 to USG Corporation’s Quarterly Report on Form 10-Q dated July 30, 2004) *

10.27	USG Corporation 2006 Corporate Performance Plan, dated January 25, 2006 (incorporated by reference to Exhibit 10 to USG Corporation’s Current Report on Form 8-K dated January 25, 2006) *

10.28	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.29	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.30	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

Exhibit
Number	Exhibit

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.33	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.34	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.35	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *

10.36	Form of USG Corporation Nonqualified Stock Option Agreement * **

10.37	Form of USG Corporation Restricted Stock Units Agreement * **

10.38	Form of USG Corporation Performance Shares Agreement * **

10.39	Changes to Equity Awards for Compliance With Section 409A * **

10.40	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.41	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.42	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.43	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.44	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)

10.45	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.46	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the Second October 2008 8-K)

10.47	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

Exhibit
Number	Exhibit
10.48	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.49	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.50	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.51	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

Other:

18	Letter from Deloitte and Touche LLP regarding change in accounting principle **
21	Subsidiaries **
23	Consent of Independent Registered Public Accounting Firm **
24	Power of Attorney **
31.1	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Executive Officer **
31.2	Rule 13a — 14(a) Certifications of USG Corporation’s Chief Financial Officer **
32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **
32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith