Form 10-Q
period 2009-03-31
USG CORP
filed 2009-05-04
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code (312) 436-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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
The number of shares of the registrant’s common stock outstanding as of March 31, 2009 was 99,210,868.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(millions, except per-share and share data)	2009	2008

Net sales	$864	$1,165
Cost of products sold	816	1,119

Gross profit	48	46
Selling and administrative expenses	80	102
Restructuring and long-lived asset impairment charges	10	4

Operating loss	(42)	(60)
Interest expense	42	17
Interest income	—	(2)
Other income, net	(10)	(1)

Loss before income taxes	(74)	(74)
Income tax benefit	(32)	(33)

Net loss	$(42)	$(41)

Basic loss per common share	$(0.42)	$(0.42)
Diluted loss per common share	$(0.42)	$(0.42)

Average common shares	99,190,830	99,057,624
Average diluted common shares	99,190,830	99,057,624
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31,	December 31,
(millions)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$223	$471
Restricted cash	1	1
Receivables (net of reserves — $14 and $15)	487	467
Inventories	375	404
Income taxes receivable	12	15
Deferred income taxes	70	68
Other current assets	99	68

Total current assets	1,267	1,494

Property, plant and equipment (net of accumulated depreciation and depletion — $1,373 and $1,368)	2,485	2,562
Deferred income taxes	413	374
Goodwill	12	12
Other assets	269	277

Total assets	$4,446	$4,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$227	$220
Accrued expenses	285	338
Short-term debt	—	190
Current portion of long-term debt	4	4
Income taxes payable	6	4

Total current liabilities	522	756

Long-term debt	1,641	1,642
Deferred income taxes	6	7
Other liabilities	786	764
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(197)	(199)
Capital received in excess of par value	2,633	2,625
Accumulated other comprehensive loss	(254)	(227)
Retained earnings (deficit)	(701)	(659)

Total stockholders’ equity	1,491	1,550

Total liabilities and stockholders’ equity	$4,446	$4,719

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(millions)	2009	2008
Operating Activities
Net loss	$(42)	$(41)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	56	44
Share-based compensation expense	10	14
Deferred income taxes	(33)	(37)
Convertible debt embedded derivative	(10)	—
(Increase) decrease in working capital (net of acquisitions):
Receivables	(20)	(90)
Income taxes receivable	4	12
Inventories	29	(19)
Payables	12	66
Accrued expenses	(53)	(9)
Decrease in other assets	5	4
Increase in other liabilities	9	8
Other, net	3	1

Net cash used for operating activities	(30)	(47)

Investing Activities
Capital expenditures	(16)	(105)

Net cash used for investing activities	(16)	(105)

Financing Activities
Issuance of debt	—	76
Repayment of debt	(191)	(31)
Payment of debt issuance fees	(8)	(1)

Net cash (used for) provided by financing activities	(199)	44

Effect of exchange rate changes on cash	(3)	1

Net decrease in cash and cash equivalents	(248)	(107)
Cash and cash equivalents at beginning of period	471	297

Cash and cash equivalents at end of period	$223	$190

Supplemental Cash Flow Disclosures:
Interest paid	$27	$16
Income taxes (refunded) paid, net	$—	$(9)
Payables adjustment for capital expenditures	$(4)	$(9)
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or 2008 10-K, which we filed with the Securities and Exchange Commission on February 20, 2009. Financial information for the first quarter of 2008 has been retrospectively adjusted in accordance with Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections” for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting. The impact of this accounting change on first quarter 2008 gross profit and operating profit is disclosed in the 2008 10-K.
2. Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted the requirements of SFAS No. 157 related to nonrecurring fair value measurements of non-financial assets and non-financial liabilities.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this statement effective January 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet will be eliminated and the current practice of reporting minority interest expense also will change. The new standard also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement effective January 1, 2009. The impact on our financial statements was immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We adopted this statement effective January 1, 2009 and have added the required narrative and tabular disclosure in Note 8.
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.
In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will comply with this pronouncement if new arrangements involving equity-linked financial instruments are entered into.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.

3. Restructuring and Long-Lived Asset Impairment Charges
In response to adverse market conditions, we implemented restructuring activities throughout 2008 and in the first quarter of 2009 that resulted in the restructuring charges described below.
2009
During the first quarter of 2009, we recorded restructuring and long-lived asset impairment charges totaling $10 million pretax. This amount included a $4 million charge to the reserve for future lease obligations and a $3 million asset impairment charge for the write-down of leasehold improvements related to leased space that we no longer occupy in our corporate headquarters and charges of $2 million for severance related to employees who were part of our 2008 workforce reductions, but continued to provide services after December 31, 2008, and $1 million for costs related to production facilities that were temporarily idled or permanently closed prior to 2009. On a segment basis, $2 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $7 million to Corporate.
2008
During 2008, we recorded restructuring and long-lived asset impairment charges totaling $98 million pretax primarily associated with salaried workforce reductions, the temporary idling or permanent closure of production facilities and the closure of 54 distribution centers. These charges included $50 million for severance, $24 million for lease-related obligations, $18 million for asset impairments, $4 million for other exit costs related to 2008 restructuring activities and $2 million related to production facilities that were closed in 2007. On a segment basis, $48 million of the total related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate.
RESTRUCTURING RESERVES
Restructuring reserves totaling $23 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2009. Restructuring-related payments totaled $28 million in the first three months of 2009. We expect future payments to be approximately $13 million during the remainder of 2009, $5 million in 2010 and $5 million after 2010. All restructuring-related payments in 2008 and the first quarter of 2009 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. The restructuring reserve is summarized as follows:

	Balance	2009 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/08	Charges	Payments	Impairment	3/31/09
2009 Restructuring Activities:
Severance	$—	$—	$—	$—	$—
Asset Impairments	—	3	—	(3)	—
Lease obligations	—	4	—	—	4
Other exit costs	—	—	—	—	—

Subtotal	—	7	—	(3)	4

2008 Restructuring Activities:
Severance	27	2	(24)	—	5
Lease obligations	23	—	(3)	(6)	14
Other exit costs	—	1	(1)	—	—

Subtotal	50	3	(28)	(6)	19

Total	$50	$10	$(28)	$(9)	$23

4. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

(millions)	Net Sales		Operating Profit (Loss)
Three Months Ended March 31,	2009	2008	2009	2008
North American Gypsum	$478	$618	$(21)	$(55)
Building Products Distribution	353	490	(10)	—
Worldwide Ceilings	171	211	18	24
Eliminations	(138)	(154)	(1)	1
Corporate	—	—	(28)	(30)

Total	$864	$1,165	$(42)	$(60)

The total operating loss for the first quarter of 2009 included restructuring charges totaling $10 million. On a segment basis, $2 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $7 million to Corporate. The total operating loss for the first quarter of 2008 included restructuring charges totaling $4 million, all of which related to North American Gypsum. See Note 3 for information related to restructuring charges and the restructuring reserve as of March 31, 2009.
5. Goodwill and Other Intangible Assets
Goodwill amounted to $12 million as of March 31, 2009 and December 31, 2008. This amount related to L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment. Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of March 31, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Amortization	Net	Amount	Charges	Amortization	Net
Amortized Intangible Assets:
Customer relationships	$70	$(14)	$56	$70	$—	$(13)	$57
Other	8	(3)	5	9	—	(3)	6

Total	78	(17)	61	79	—	(16)	63

Unamortized Intangible Assets:
Trade names	53	—	53	66	(13)	—	53
Other	9	—	9	9	—	—	9

Total	62	—	62	75	(13)	—	62

Total Other Intangible Assets	$140	$(17)	$123	$154	$(13)	$(16)	$125

Total amortization expense for other intangible assets was $1 million for the first three months of 2009 and $2 million for the first three months of 2008. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2009 and 2010 and $7 million for each of the years 2011 through 2014.

6. Earnings Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% contingent convertible senior notes. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount
Three Months Ended March 31, 2009:
Basic loss	$(42)	99,191	$(0.42)

Diluted loss	$(42)	99,191	$(0.42)

Three Months Ended March 31, 2008:
Basic loss	$(41)	99,058	$(0.42)

Diluted loss	$(41)	99,058	$(0.42)

The diluted losses per share for the first quarter of 2009 and the first quarter of 2008 were computed using the weighted average number of common shares outstanding during each respective quarter. The approximately 35.1 million shares issuable upon conversion of our 10% contingent convertible senior notes were not included in the computation of the diluted loss per share for the first quarter of 2009 because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 4.9 million common shares for the first quarter of 2009 and 3.5 million common shares for the first quarter of 2008 were not included in the computation of diluted earnings per share for the respective quarters because they were anti-dilutive.
7. Debt
CREDIT FACILITY
In January 2009, our credit agreement was amended and restated in order to convert it into a secured facility that allowed us to remove most of the restrictive financial covenants contained in the agreement prior to its amendment and restatement. The credit agreement currently is secured by the trade receivables and inventory of USG and its significant domestic subsidiaries and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million and (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based upon an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
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

Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2009, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility are approximately $206 million. As of March 31, 2009, there were no borrowings under the facility and outstanding letters of credit totaled $80 million. The interest rate as of that date was 4.0%. As of December 31, 2008, $190 million of borrowings were outstanding under the credit facility and classified as short-term debt on our condensed consolidated balance sheet. We repaid those borrowings in January 2009, and we recorded a pretax charge of $7 million to write-off deferred financing fees in connection with amendment and restatement of the credit agreement.
CONTINGENT CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% contingent convertible senior notes due 2018 outstanding that are recorded on the condensed consolidated balance sheets at $379 million, which is net of debt discount of $21 million as a result of the embedded derivative discussed in Note 8. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share. The notes contain anti-dilutive provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
In the fourth quarter of 2008, our subsidiary, Gypsum Transportation Limited, or GTL, entered into a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. The secured loan facility agreement provides for two separate advances to GTL in amounts not exceeding (1) the lesser of $40 million and 50% of the market value of GTL’s ship, the Gypsum Centennial (“Tranche A”), and (2) the lesser of $50 million and 50% of the market value of GTL’s ship, the Gypsum Integrity, that is currently under construction and expected to be delivered in the second quarter of 2009 (“Tranche B”). As of March 31, 2009, the outstanding loan balance drawn under Tranche A of the ship mortgage facility was $28 million, of which $4 million was classified as short-term debt on our consolidated balance sheet. Tranche B may be drawn until May 31, 2009 following delivery of the Gypsum Integrity to GTL.

Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate on borrowings under this facility was 3.3% as of March 31, 2009. Tranche A and Tranche B are each repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement beginning three months after advance of that Tranche, with the balance repayable eight years after the date of advance of that Tranche. The secured loan facility agreement contains affirmative and negative covenants affecting GTL, including financial covenants requiring it to maintain or not exceed specified levels of net worth, borrowings to net worth, cash reserves and EBITDA to debt service. The secured loan facility agreement also contains certain customary events of default.
In connection with the advance of Tranche A, GTL granted DVB Bank SE a security interest in the Gypsum Centennial and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. GTL will enter into similar agreements with respect to the Gypsum Integrity in connection with the advance of Tranche B.
8. Derivative Instruments
OVERVIEW
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not classified as fair value, cash flow or net investment hedges, all changes in market value are recorded to earnings.
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2009, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $158 million. All of these contracts mature by December 31, 2012. As of March 31, 2009, the fair value of these swap contracts, which remained in accumulated other comprehensive income (loss), or AOCI, was a $75 million unrealized loss. These swap contracts are designated as cash flow hedges in accordance with SFAS No. 133 and had no ineffectiveness in the first quarter of 2009. Gains and losses on the contracts are reclassified into earnings when contracts mature. Since our forecasted purchases of natural gas were still probable of occurring, no gains or losses were reclassified into earnings in the first quarter of 2009.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $41 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded in earnings. As of March 31, 2009, the fair value of these hedges was a $1 million pretax gain that was recorded to earnings. We terminated all of our remaining net investment hedges in the first quarter of 2009.
EMBEDDED DERIVATIVE INSTRUMENTS
We determined that the 10% contingent convertible senior notes that we issued in the fourth quarter of 2008 contained multiple embedded derivatives that were required to be analyzed under SFAS No. 133 and related accounting standards.

The notes bear interest at the rate of 10% per year. If, however, our stockholders had not approved the issuance of shares of our common stock upon conversion of the notes, the interest rate on the notes would have increased to 20% per annum. This interest rate increase feature was evaluated under the criteria of SFAS No. 133 and related accounting standards and was determined to be an embedded derivative that was required to be bifurcated and valued separately as of November 26, 2008, the date of issuance of the notes. The fair value of this embedded derivative was determined to be $21 million on the issuance date of the notes. This amount was recorded as a current liability and as a reduction to the initial carrying amount of the notes that will be amortized to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2008, the fair value of this embedded derivative liability was $10 million and the $11 million change in value was recorded as income in other income, net in the fourth quarter of 2008. As a result of the approval of the conversion feature of the notes by our stockholders on February 9, 2009, the remaining $10 million liability was reversed to income in other income, net in the first quarter of 2009.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative market values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2009, our derivatives were in a net-liability position of $73 million, and we provided $62 million of collateral to our counterparties related to our derivatives. Collateral delivered to our counterparties is included in receivables on our condensed consolidated balance sheet.
FINANCIAL STATEMENT INFORMATION
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements, as permitted by FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.” As a result, amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2009 (dollars in millions):

Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in SFAS No.	Comprehensive Income	Reclassified from	Reclassified from
133 Cash Flow Hedging	on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(29)	Cost of products sold	$(15)

Derivatives Not
Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss)
Instruments under	Recognized in Income on	Recognized in Income on
SFAS No. 133	Derivatives	Derivatives
Foreign exchange contracts	Interest expense	$(1)
As of March 31, 2009, we had no derivatives designated as net investment or fair value hedges in accordance with SFAS No. 133.

The following are the fair values of derivative instruments on the condensed consolidated balance sheet as of March 31, 2009 (dollars in millions):

Derivatives
Designated as Hedging	Assets		Liabilities
Instruments under	Balance Sheet	Fair	Balance Sheet	Fair
SFAS No. 133	Location	Value	Location	Value
Commodity contracts	Other current assets	$2	Accrued expenses	$55
Commodity contracts	Other assets	—	Other liabilities	21

	Total	$2	Total	$76

Derivatives Not
Designated as Hedging	Assets		Liabilities
Instruments under	Balance Sheet	Fair	Balance Sheet	Fair
SFAS No. 133	Location	Value	Location	Value
Foreign exchange contracts	Other current assets	$2	Accrued expenses	$—
Foreign exchange contracts	Other assets	—	Other liabilities	1

	Total	2	Total	1

Total Derivatives		$4		$77

9. Fair Value Measurements
We primarily use readily observable market data in conjunction with internally developed valuation models when valuing our derivative portfolio and, consequently, we designate most of our derivatives as Level 2. Under SFAS No. 157, there are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. As of March 31, 2009, our assets and liabilities measured at fair value on recurring and nonrecurring bases were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$—	$—	$4	$—
Derivative liabilities	—	—	(77)	—
As of December 31, 2008, the fair value of the embedded derivative liability related to our 10% contingent convertible senior notes was $10 million. Following our stockholders’ approval of the conversion feature of the notes in February 2009, the value of the derivative became zero and the remaining $10 million was recorded as income in other income, net in the first quarter of 2009.

10. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months Ended March 31,
(millions)	2009	2008
Net loss	$(42)	$(41)
Gain (loss) on derivatives, net of tax	(9)	24
Unrecognized loss on pension and post retirement benefit plans, net of tax	(5)	—
Foreign currency translation, net of tax	(13)	(2)

Total comprehensive loss	$(69)	$(19)

AOCI consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2009	2008
Foreign currency translation, net of tax	$(36)	$(23)
Loss on derivatives, net of tax	(44)	(35)
Unrecognized loss on pension and postretirement benefit plans, net of tax	(174)	(169)

Total	$(254)	$(227)

After-tax loss on derivatives reclassified from AOCI to earnings was $9 million during the first quarter of 2009. We estimate that we will reclassify a net $33 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
11. Inventories
Total inventories consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2009	2008
Finished goods and work in progress	$303	$312
Raw materials	72	92

Total	$375	$404

12. Asset Retirement Obligations
Changes in the liability for asset retirement obligations consisted of the following:

	Three Months Ended March 31,
(millions)	2009	2008
Balance as of January 1	$89	$85
Accretion expense	1	1

Balance as of March 31	$90	$86

13. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months Ended March 31,
(millions)	2009	2008
Pension:
Service cost of benefits earned	$6	$9
Interest cost on projected benefit obligation	16	18
Expected return on plan assets	(17)	(20)
Net amortization	1	1

Net pension cost	$6	$8

Postretirement:
Service cost of benefits earned	$2	$4
Interest cost on projected benefit obligation	6	6
Net amortization	(2)	(1)

Net postretirement cost	$6	$9

We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $34 million to $46 million of cash to our pension plans in 2009.
14. Share-Based Compensation
During the first quarter of 2009, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS
We granted options to purchase 1,348,693 shares of common stock under our LTIP during the first quarter of 2009 with an exercise price of $6.86 per share, which was the closing price of a share of USG common stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year from the date of grant, or earlier in the event of death, disability, retirement or a change in control, except that 48,000 of the stock options were granted as special retention awards that generally will vest 100% after three years. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
We estimated the fair value of each stock option granted under the LTIP to be $4.12 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of historical peer volatilities over a period equal to the expected term and 50% weighting of implied volatility of our common stock. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings that concluded in 2006 on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC’s Staff Accounting Bulletin No. 110 because there is not sufficient historical stock option exercise experience available.
The assumptions used in the valuation were as follows: expected volatility 62.58%, risk-free rate 2.63%, expected term (in years) 6.25 and expected dividends 0.

RESTRICTED STOCK UNITS
During the first quarter of 2009, we granted RSUs under the LTIP with respect to 815,482 shares of common stock. These RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 1,100 of the RSUs were granted as a special retention award that generally will vest 100% after three years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
PERFORMANCE SHARES
We granted 350,248 performance shares under the LTIP during the first quarter of 2009. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments in certain circumstances, for the three-year period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Each performance share earned will be settled in a share of our common stock.
We estimated the fair value of each performance share granted under the LTIP to be $8.94 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on the historical volatility of our common stock. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the performance period.
The assumptions used in the valuation were as follows: expected volatility 60.84%, risk-free rate 1.40%, expected term (in years) 2.89 and expected dividends 0.
15. Income Taxes
An income tax benefit of $32 million was recorded in the first quarter of 2009. The effective tax rate for the quarter was 43.6%.
We have established a valuation allowance in the amount of $174 million consisting of $168 million for deferred tax assets relating to certain state net operating loss, or NOL, and tax credit carryforwards and $6 million relating to federal foreign tax credits because of uncertainty regarding their ultimate realization.
As of March 31, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $368 million. We have federal NOLs of approximately $911 million that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.109 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at March 31, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of March 31, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $237 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $168 million is required.

We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at March 31, 2009, We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of March 31, 2009, our annual NOL utilization would have been limited to approximately $35 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of March 31, 2009, we estimate our current cumulative ownership change to be between 38% and 40%.
During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, until September 30, 2009, the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding voting stock. The rights plan, as amended, exempts certain stockholders as long as they do not become beneficial owners of additional shares of our voting stock, except as otherwise provided by agreements existing at the time of the amendment and in the rights plan. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% contingent convertible senior notes are exempted during the period in which the threshold is reduced to 4.99%. The amendment to the rights plan is intended to maximize the value of our NOL carryforwards and related tax benefits. The amendment does not, however, ensure that use of NOLs will not be limited by an ownership change, and there can be no assurance that an ownership change will not occur.
During the fourth quarter of 2008, the Internal Revenue Service, or IRS, concluded its audit of our federal income tax returns for the years 2005 and 2006. In the first quarter of 2009, we received final congressional Joint Committee on Taxation approval of a $1.061 billion federal tax refund that we received in 2007. Of this amount, $1.057 billion resulted from tax deductions generated by payments made to the asbestos trust in 2006 and the remaining $4 million, which we expect to receive in 2009, results from finalization of the audit results for 2006 and prior years. As a result of the audit, our federal taxable income for these years will be increased by $7 million in the aggregate, which resulted in a decrease to the amount of our NOL carryforwards at March 31, 2009. As a result of the closure of the IRS audit, we have recorded an income tax benefit of $6 million in the first quarter for release of federal FIN 48 reserves, as well as the impact of the audit results.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of March 31, 2009, the total amount of interest expense accruals and penalties recognized on our consolidated balance sheet was $3 million and $1 million, respectively. The total amount of interest income accruals recognized on our consolidated balance sheet as of March 31, 2009 was $1 million related to the final IRS audit for the years 2005 and 2006. The total amount of interest and penalties recognized in our consolidated statement of operations for the first quarter of 2009 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $29 million.
Our federal income tax returns for 2006 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $10 million to $15 million.

16. Litigation
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
CHINESE-MANUFACTURED DRYWALL LAWSUITS
In the first quarter of 2009, L&W Supply Corporation was named as a defendant, along with many other companies, in lawsuits relating to wallboard sold in Florida in 2006 that was manufactured in China by Knauf Plasterboard (Tianjin) Co. Ltd., also named as a defendant. L&W Supply Corporation was one of a number of distributors of Chinese-made wallboard in Florida. These lawsuits claim that the Chinese-made wallboard is defective and emits high levels of sulfur compounds causing, among other things, a bad smell and corrosion of copper surfaces. One lawsuit, filed in January 2009 in state court in Miami-Dade County, Florida, was brought by Lennar Homes against Knauf Tianjin, Knauf Gips KG (alleged to control Knauf Tianjin), L&W Supply Corporation, numerous other distributors, importers and contractors, and another Chinese drywall manufacturer. In that lawsuit, Lennar Homes seeks unspecified damages from L&W Supply Corporation and other defendants allegedly associated with repairing homes in Florida that were built using the Chinese wallboard. L&W Supply Corporation, along with many other companies, has also been named as a defendant in five class action lawsuits pending in the United States District Courts for the Middle and Southern Districts of Florida alleging that the Knauf Tianjin or other Chinese-made wallboard is defective and causes property damage and potential health risks. The amount of damages sought is not specified. The class actions vary in the scope of the alleged class, ranging from owners or residents in affected buildings located in Florida to owners or residents in buildings located throughout the United States. The manufacturers of Chinese wallboard named as defendants in these class actions also vary, and include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, another Knauf affiliate, and another Chinese wallboard manufacturer unrelated to Knauf. In addition, L&W Supply Corporation was recently named as one of many defendants in 40 individual homeowner lawsuits filed in Florida state court in Miami-Dade County and Broward County. Similar to the class actions, these lawsuits seek unspecified damages for alleged property damage and potential health risks associated with Chinese-made wallboard installed in the plaintiffs’ homes. Based on a review of our records, we believe that L&W Supply did not distribute the wallboard that was allegedly installed in any of these individual plaintiffs’ homes. The same law firm that filed the 40 individual homeowner lawsuits subsequently filed an additional 48 individual homeowner lawsuits in Florida state court in Lee County and Palm Beach County. We have not had the opportunity to review our records to determine whether we supplied any of the wallboard installed in the homes that are the subject of these most recent lawsuits.
In addition, although L&W Supply did not distribute Knauf Tianjin wallboard in Louisiana, L&W Supply Corporation has been named as a defendant in ten class actions filed in March and April 2009 in the United States District Court for the Eastern District of Louisiana. The Louisiana class actions, which are brought on behalf of a class of Louisiana homeowners, are virtually identical to the Florida class actions and allege that wallboard made by Knauf Tianjin and another unrelated Chinese manufacturer is defective. The lawsuits seek unspecified damages. Seven of the ten Louisiana class actions were brought by the same plaintiff’s law firm; the only difference among these cases is the name of the homeowner alleged to be the class representative. We expect that the Florida and Louisiana class actions will be consolidated in a single federal court. L&W Supply Corporation has also been named as a defendant in four individual homeowner lawsuits filed in the United States District Court for the Eastern District of Louisiana. As with the Florida individual homeowners’ lawsuits, we believe, based on a review of our records, that L&W Supply did not distribute the wallboard that was allegedly installed in any of these individual plaintiffs’ homes.

Although USG Corporation did not sell or manufacture any Chinese-made wallboard, all of the China wallboard lawsuits filed against L&W Supply Corporation also name USG Corporation as a defendant. In addition, USG Corporation (but not L&W Supply Corporation) was named as a defendant in eight individual homeowner lawsuits relating to Chinese-made wallboard filed in Florida state court in Miami-Dade County and Palm Beach County as well as in three different class action lawsuits recently filed in the United States District Court for the Southern District of Florida, the Florida state court in Miami-Dade County, and the Florida state court in Palm Beach County, respectively. In addition, the 88 individual homeowner lawsuits recently filed in Florida state court name All Interior Supply, Inc., a subsidiary of L&W Supply Corporation, as a defendant. All Interior Supply, Inc. was acquired by L&W Supply Corporation in late 2006 and did not sell or manufacture any Chinese-made wallboard.
The China wallboard cases are in a preliminary stage, and we expect that additional similar suits will be filed. However, we believe that L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to Florida in 2006, were limited. Based on our records, we believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply would completely furnish approximately 250-300 average-size homes, although the actual number of homes containing Knauf Tianjin wallboard shipped by L&W Supply might be somewhat larger because some homes may contain a mixture of different brands of wallboard. L&W Supply sold other Chinese wallboard, primarily manufactured by Knauf, but we are not aware of any instances in which the non-Tianjin wallboard sold by L&W Supply has caused odor or corrosion problems. Taking into account all factors known to date, including that neither USG Corporation nor its subsidiaries manufactured the allegedly defective board and L&W Supply’s limited sales of Knauf Tianjin wallboard, we do not believe that these lawsuits will have a material adverse effect on our results of operations, financial position or cash flows.
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
Geographic Information: For the first three months of 2009, approximately 83% of our net sales were attributable to the United States. Canada accounted for approximately 8% of our net sales and other foreign countries accounted for the remaining 9%.
FINANCIAL INFORMATION
Consolidated net sales in the first quarter of 2009 were $864 million, down 26% from the first quarter of 2008. An operating loss of $42 million and a net loss of $42 million, or $0.42 per diluted share, were incurred in the first quarter of 2009. These results compared with an operating loss of $60 million and net loss of $41 million, or $0.42 per diluted share, in first quarter of 2008. Financial information for the first quarter of 2008 has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.

As of March 31, 2009, we had $223 million of cash and cash equivalents compared with $471 million as of December 31, 2008. During the first quarter of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement. Uses of cash during the quarter also included $16 million for capital expenditures and a net $30 million for operating activities, including $28 million for severance and other obligations associated with 2008 restructuring activities, $27 million for interest and $21 million to provide cash collateral to derivative counterparties and in connection with related natural gas purchases as a result of changes in the market value of our derivatives and our credit rating.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, declined in each of the last two years. Based on data issued by the U.S. Bureau of the Census, U.S. housing starts were 905,500 units in 2008 compared with housing starts of 1.355 million units in 2007 and 1.801 million units in 2006. The decline continued during the first quarter of 2009. In March 2009, the annualized rate of housing starts was reported by the U.S. Bureau of the Census to have decreased to 510,000 units from 550,000 units reported for December 2008. These are the lowest levels recorded in the last 50 years.
The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States in 2008 declined to an estimated 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006, which contributed to a decrease in demand for our products from the residential repair and remodel market. Residential repair and remodel activity declined in the first quarter of 2009 compared with the first quarter of 2008. Industry analysts’ forecasts for residential repair and remodel activity in the United States in 2009 are for a decline of approximately 5% to 10% from the 2008 level.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed in the United States declined 16% in 2008 compared with 2007 after increasing 2% in 2007 compared to 2006. Commercial construction declined in the first quarter of 2009 compared with the first quarter of 2008. Industry analysts’ forecasts for commercial construction in the United States in 2009 are for a decline of approximately 20% to 25% from the 2008 level.
The markets that we serve, including in particular the housing and construction-based markets, are affected by the availability of credit, lending practices, the movement of interest rates, the unemployment rate and consumer confidence. Higher interest and unemployment rates and more restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains at a record level, the level of foreclosures, home resale rates, housing affordability, office vacancy rates and foreign currency exchange rates. Since our operations occur in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our businesses, financial condition and results of operations.
Our results of operations have been adversely affected by the economic downturn in North America, which continues to be exacerbated by substantial turmoil in the financial markets. In the first quarter of 2009, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments and tighter margins.

Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 4.89 billion square feet in the first quarter of 2009, down approximately 29% compared with 6.87 billion square feet in the first quarter of 2008. U.S. Gypsum shipped 1.3 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2009, a 38% decrease from 2.1 billion square feet in the first quarter of 2008. The percentage decline of U.S. Gypsum’s wallboard shipments in the first quarter of 2009 compared with the first quarter of 2008 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability despite losing volume and market share and a reduction of our sales efforts in geographic markets where we believe the gross margin is inadequate. As a result, U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 28% in the first quarter of 2009 from approximately 32% in the first quarter of 2008. It was unchanged from the fourth quarter of 2008.
The U.S. housing market continued to be very weak in the first quarter of 2009 and is expected to remain weak throughout the remainder of the year. In addition, the economic recession is expected to contribute to further declines in residential repair and remodeling expenditures and nonresidential construction activity in 2009. As a result, we project demand for gypsum wallboard to decline in 2009 for USG and the industry as a whole. We estimate that the industry capacity utilization rate was approximately 53% during the first quarter of 2009. We project that rate to remain below 60% for the remainder of 2009.
Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 35 billion square feet as of January 1, 2009. We do not expect any new industry capacity will be added in 2009.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. During 2008, we permanently closed two gypsum wallboard production facilities and a plaster production facility, and we temporarily idled four other gypsum wallboard production facilities, two paper mills, a cement board production facility and a structural cement panel production facility. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recovery from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. Because we project that a recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there have been no material impairments of our long-lived assets.
However, if the downturn in these markets does not reverse or the downturn is significantly extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing market, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, material impairment charges may be necessary if we permanently close gypsum wallboard production facilities. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and results of operations, but material noncash impairment charges would have no effect on compliance with the financial covenant under our amended and restated credit facility or other terms of our outstanding indebtedness.

As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 54 centers during 2008, 30 of which were closed during the fourth quarter. These closures have been widely dispersed throughout the markets L&W Supply serves. During the first quarter of 2009, L&W Supply closed one center.
In the second and fourth quarters of 2008, we implemented salaried workforce reductions that eliminated a total of approximately 1,400 salaried positions. We are continuing to adjust our operations for the extended downturn in our markets.
Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. If economic and market conditions continue to deteriorate, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity.
Our new gypsum wallboard plant at Norfolk, Va., and new paper mill at Otsego, Mich., are operating at significantly lower costs than the operations they replaced. Our new, low-cost gypsum wallboard plant in Washingtonville, Pa., that serves the northeastern United States began operating in the fourth quarter of 2008.
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
KEY OBJECTIVES
In order to perform as efficiently as possible during this challenging business cycle, we are focusing on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions; and

•	maintain financial flexibility.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2009	2008(a)	(Decrease)
Three Months ended March 31:
Net sales	$864	$1,165	(26)%
Cost of products sold	816	1,119	(27)%
Gross profit	48	46	4%
Selling and administrative expenses	80	102	(22)%
Restructuring and long-lived asset impairment charges	10	4	150%
Operating loss	(42)	(60)	(30)%
Interest expense	42	17	147%
Interest income	—	(2)	—
Other income, net	(10)	(1)	—
Income tax benefit	(32)	(33)	(3)%
Net loss	(42)	(41)	2%
Diluted loss per share	(0.42)	(0.42)	—

(a)	Information for the first quarter of 2008 has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.
NET SALES
Consolidated net sales in the first quarter of 2009 were down $301 million, or 26%, compared with the first quarter of 2008 primarily due to the continued downturn in the United States residential and other construction markets. This decrease reflected a 23% decline in net sales for North American Gypsum and a 28% decline in net sales for Building Products Distribution. The lower level of net sales in the first quarter of 2009 for North American Gypsum was largely attributable to a 38% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by 16% higher gypsum wallboard selling prices, compared with the first quarter of 2008. Net sales for Building Products Distribution were down primarily due to a 34% decrease in gypsum wallboard volume, partially offset by 4% higher gypsum wallboard selling prices. Net sales for Worldwide Ceilings declined 19% compared with the first quarter of 2008, primarily reflecting USG Interiors’ lower volumes for ceiling grid (down 31%) and ceiling tile (down 9%).
COST OF PRODUCTS SOLD
Cost of products sold for the first quarter of 2009 decreased $303 million, or 27%, compared with the first quarter of 2008 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were virtually unchanged compared with the first quarter of 2008 as a 5% increase in energy costs and a 17% increase in fixed costs due to lower gypsum wallboard production volume were largely offset by a 13% decrease in costs for wastepaper and other raw materials. For USG Interiors, manufacturing costs per unit increased for ceiling grid, primarily due to higher steel costs, and decreased slightly for ceiling tile compared to the first quarter of 2008.
GROSS PROFIT
Gross profit for the first quarter of 2009 increased $2 million, or 4%, compared with the first quarter of 2008. Gross profit as a percentage of net sales was 5.6% for the first quarter of 2009 compared with 3.9% for the first quarter of 2008.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $80 million in the first quarter of 2009 compared with $102 million in the first quarter of 2008, a decrease of $22 million, or 22%. The decrease in selling and administrative expenses primarily reflected the continuation of a company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions implemented in 2008. As a percentage of net sales, selling and administrative expenses were 9.3% for the first quarter of 2009 and 8.8% for the first quarter of 2008.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
During the first quarter of 2009, we recorded restructuring and long-lived asset impairment charges totaling $10 million pretax ($7 million after-tax, or $0.07 per diluted share). This amount included a $4 million charge to the reserve for future lease obligations and a $3 million asset impairment charge for the write-down of leasehold improvements related to leased space that we no longer occupy in our corporate headquarters and charges of $2 million for severance related to employees who were part of our 2008 workforce reductions, but continued to provide services after December 31, 2008, and $1 million for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.
During the first quarter of 2008, we recorded restructuring charges totaling $4 million pretax ($2 million after-tax, or $0.02 per diluted share). This amount included $3 million primarily for severance related to the closure of our gypsum wallboard line in Boston, Mass., and the temporary shutdowns of our gypsum wallboard line in Fort Dodge, Iowa, and our paper mill in Gypsum, Ohio, and for additional salaried workforce reductions. The remaining $1 million primarily related to employee relocation and other expenses associated with the closing of facilities in 2007.
See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges. Restructuring-related payments totaled $28 million in the first three months of 2009. We expect future payments to be approximately $13 million during the remainder of 2009, $5 million in 2010 and $5 million beyond 2010. All restructuring-related payments have been funded with cash from operations. We expect that the future payments also will be funded with cash from operations.
INTEREST EXPENSE
Interest expense was $42 million in the first quarter of 2009 compared with $17 million in the first quarter of 2008. This increase primarily reflected a higher level of borrowings in the first quarter of 2009 and a pretax charge of $7 million to write-off deferred financing fees in connection with the amendment and restatement of our credit agreement.
OTHER INCOME, NET
Other income, net of $10 million in the first quarter of 2009 reflected the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% contingent convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009. Other income, net was $1 million in the first quarter of 2008.
INCOME TAXES (BENEFIT)
Income tax benefit was $32 million in the first quarter of 2009 and $33 million in the first quarter of 2008. Our effective tax rates were 43.6% for the 2009 period and 44.1% for the 2008 period. The 2009 tax benefit results from our anticipated carryforward of most of the 2009 net operating loss to offset U.S. federal income taxes in future years and reflects a reduction in tax benefit due to an increase in the valuation allowance, primarily on state net operating loss and tax credit carryforwards, in the amount of $7 million. The increase in the valuation allowance recognizes the difficulty in estimating when certain state net operating losses and tax credit carryforwards will be realized given the current challenging economic environment. The difference in the 2009 and 2008 effective tax rates was primarily attributable to $6 million of tax benefit associated with the reversal of liabilities for unrecognized tax benefits due to 2009 audit settlements, as well as the relative weightings of the 2008 loss and income between the U.S. and foreign jurisdictions.
NET EARNINGS (LOSS)
A net loss of $42 million, or $0.42 per diluted share, was recorded in the first quarter of 2009 compared with a net loss of $41 million, or $0.42 per diluted share, for the first quarter of 2008.

Core Business Results of Operations

(millions)	Net Sales		Operating Profit (Loss)
Three Months Ended March 31,	2009	2008	2009(a)	2008(b)(c)
North American Gypsum:
U.S. Gypsum Company	$403	$514	$(21)	$(62)
CGC Inc. (gypsum)	61	84	(1)	4
USG Mexico, S.A. de C.V.	35	47	2	4
Other(d)	10	16	(1)	(1)
Eliminations	(31)	(43)	—	—

Total	478	618	(21)	(55)

Building Products Distribution:
L&W Supply Corporation	353	490	(10)	—

Worldwide Ceilings:
USG Interiors, Inc.	118	135	15	17
USG International	52	73	1	4
CGC Inc. (ceilings)	13	15	2	3
Eliminations	(12)	(12)	—	—

Total	171	211	18	24

Eliminations	(138)	(154)	(1)	1
Corporate	—	—	(28)	(30)

Total	$864	$1,165	$(42)	$(60)

(a)	The total operating loss for the first quarter of 2009 included restructuring and long-lived asset impairment charges totaling $10 million. On a segment basis, $2 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $7 million to Corporate.

(b)	The total operating loss for the first quarter of 2008 included restructuring charges totaling $4 million, all of which related to North American Gypsum.

(c)	Information for the first quarter of 2008 has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.

(d)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.
NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $478 million in the first quarter of 2009 compared with $618 million in the first quarter of 2008, a decline of $140 million, or 23%. An operating loss of $21 million was incurred in the first quarter of 2009 compared with an operating loss of $55 million in the first quarter of 2008.
United States Gypsum Company: Net sales in the first quarter of 2009 declined $111 million, or 22%, compared with the first quarter of 2008. Approximately $84 million of the decrease was attributable to a 38% decline in SHEETROCK® brand gypsum wallboard volume, which was partially offset by a $22 million increase attributable to a 16% increase in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $20 million and net sales of other products declined $29 million compared with the first quarter of 2008, principally due to lower volumes.
An operating loss of $21 million was recorded in the first quarter of 2009 compared with an operating loss of $62 million in the first quarter of 2008. The $41 million favorable change in operating loss was primarily attributable to improved gypsum wallboard gross margin, which reduced the loss by $23 million. Gross profit for SHEETROCK® brand joint treatment products was virtually unchanged compared with the first quarter of 2008. A net gross profit increase for other products lines and lower plant start-up costs, selling and administrative expenses and information technology, promotional and other expenditures contributed $16 million in operating profit improvement. Restructuring charges of $2 million pretax were recorded in the first quarter of 2009 compared with charges of $4 million pretax in the first quarter of 2008.

New housing construction remained very weak through the first quarter of 2009, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 1.3 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2009, a 38% decrease from 2.1 billion square feet in the first quarter of 2008. We estimate that capacity utilization rates averaged approximately 53% for both the industry and U.S. Gypsum during the first quarter of 2009.
In the first quarter of 2009, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $121.42 per thousand square feet, up 16% from $104.41 in the first quarter of 2008 and 2% from $118.98 in the fourth quarter of 2008.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were virtually unchanged compared with the first quarter of 2008. A 5% increase in energy costs and a 17% increase in fixed costs due to lower gypsum wallboard production volume were largely offset by a 13% decrease in costs for wastepaper and other raw materials. Compared to the fourth quarter of 2008, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 6%.
Net sales of SHEETROCK® brand joint treatment products declined by $20 million, while gross profit was virtually unchanged, for the first quarter of 2009 compared with the first quarter of 2008. These results reflected 22% lower joint compound volume, partially offset by 6% higher average realized selling prices. Manufacturing costs were virtually unchanged. Net sales for DUROCK® brand cement board were down in the first quarter of 2009 compared with the first quarter of 2008 primarily due to a 28% decrease in volume, partially offset by 1% higher selling prices. Gross profit for cement board was adversely affected by 4% higher manufacturing costs. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels declined in the first quarter of 2009 compared with the first quarter of 2008 reflecting a 36% decrease in volume and 20% higher manufacturing costs, partially offset by 5% higher selling prices.
CGC Inc.: Net sales declined $23 million, or 27%, in the first quarter of 2009 compared with the first quarter of 2008. The unfavorable effects of currency translation resulting from a stronger U.S. dollar adversely affected net sales by $14 million, sales of SHEETROCK® brand gypsum wallboard decreased $4 million, reflecting a 9% decline in volume, and lower sales of other products and outbound freight reduced net sales by $5 million. An operating loss of $1 million was recorded in the first quarter of 2009 compared with operating profit of $4 million in the first quarter of 2008. This $5 million decline in operating profit primarily reflected a $2 million decrease in gross profit for gypsum wallboard and a $3 million favorable rebate adjustment recorded in the first quarter of 2008.
USG Mexico, S.A. de C.V.: Net sales in the first quarter of 2009 for our Mexico-based subsidiary were down $12 million, or 26%, compared with the first quarter of 2008 primarily due to a $10 million unfavorable effect of currency translation resulting from a stronger U.S. dollar. Sales of gypsum wallboard declined $2 million due to a 22% drop in volume. The aggregate net sales of other products were unchanged. Operating profit was $2 million in the first quarter of 2009 compared with $4 million in the first quarter of 2008. This decline primarily reflected a $2 million decrease in gross profit for gypsum wallboard as a result of the lower volume.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the first quarter of 2009 were $353 million, down $137 million, or 28%, compared with the first quarter of 2008. A 34% decrease in gypsum wallboard shipments as a result of the weak residential construction market adversely affected net sales by $59 million, while a 4% increase in average gypsum wallboard selling prices contributed a $4 million improvement. Net sales of construction metal products decreased $27 million, or 23%, and net sales of ceilings products decreased $9 million, or 14%. Net sales of all other nonwallboard products decreased $46 million, or 35%. As a result of lower product volumes, same-location net sales for the first quarter of 2009 were down 17% compared with the first quarter of 2008.

An operating loss of $10 million was incurred in the first quarter of 2009 compared with breakeven results in the first quarter of 2008. This decline largely reflected the lower gypsum wallboard shipments, which adversely affected operating profit by $17 million, and a 24% decline in gypsum wallboard gross margin which, including the impact of rebates, adversely affected operating profit by $12 million. Gross profit for other product lines decreased $15 million, and a $1 million charge for restructuring was incurred in the first quarter of 2009. These unfavorable factors were partially offset by a $35 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs, which included the closure of 54 distribution centers in 2008, a fleet reduction program and decreases in discretionary spending.
L&W Supply closed one center and opened one new center in the first quarter of 2009 and continued to serve its customers from 198 centers in the United States as of March 31, 2009. L&W Supply operated 238 centers in the United States and Mexico as of March 31, 2008.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $171 million in the first quarter of 2009 compared with $211 million in the first quarter of 2008, a decline of $40 million, or 19%. Operating profit in the first quarter of 2009 was $18 million, a decrease of $6 million, or 25%, compared with the first quarter of 2008.
USG Interiors, Inc.: Net sales in the first quarter of 2009 for our domestic ceilings business fell to $118 million, a decrease of $17 million, or 13%, compared with the first quarter of 2008 primarily due to lower volume for ceiling grid and tile, partially offset by higher selling prices. Operating profit declined to $15 million, a decrease of $2 million, or 12%, compared with the first quarter of 2008 primarily due to the lower volume for ceiling grid, partially offset by lower selling and administrative expenses.
Net sales in the first quarter of 2009 declined $8 million for ceiling grid, $3 million for ceiling tile and $6 million for other products compared with the first quarter of 2008. A 31% decrease in ceiling grid volume lowered sales by $13 million, while 16% higher selling prices contributed a $5 million increase in sales. Net sales for ceiling tile were down as a result of 9% lower volume, which adversely affected sales by $4 million, partially offset by 3% higher selling prices that contributed a $1 million increase in net sales.
Gross profit for ceiling grid declined $5 million in the first quarter of 2009 compared with the first quarter of 2008 due to the lower level of volume. A slightly lower gross margin for ceiling grid had an immaterial impact on gross profit as higher manufacturing costs, primarily due to an increase in steel costs, were virtually offset by higher grid selling prices. Gross profit for ceiling tile was virtually unchanged in the first quarter of 2009 compared with the first quarter of 2008. The lower volume for ceiling tile adversely affected gross profit by $1 million. This decline was offset by a 3% increase in ceiling tile selling prices and 1% lower per unit manufacturing costs. Lower selling and administrative expenses and improved gross profit for other products together favorably affected operating profit by $3 million.
USG International: Net sales of $52 million in the first quarter of 2009 declined $21 million, or 29%, compared with the first quarter of 2008. Operating profit was $1 million in the first quarter of 2009 compared with $4 million in the first quarter of 2008. The lower levels of sales and profitability were largely due to lower demand for ceiling grid and joint compound in Europe, lower demand for gypsum products in Latin America and the unfavorable effects of currency translation resulting from a stronger U.S. dollar.
CGC Inc.: Net sales in the first quarter of 2009 of $13 million were down $2 million, or 13%, compared with the first quarter of 2008. Operating profit declined to $2 million from $3 million primarily due to lower volume for ceiling tile and higher steel costs for ceiling grid.

Liquidity and Capital Resources
LIQUIDITY
As of March 31, 2009, we had cash and cash equivalents of $223 million compared with $471 million as of December 31, 2008. During the first quarter of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement. Uses of cash during the quarter also included $16 million for capital expenditures and a net $30 million for operating activities, including $28 million for severance and other obligations associated with 2008 restructuring activities, $27 million for interest and $21 million to provide cash collateral to derivative counterparties and in connection with related natural gas purchases as a result of changes in the market value of our derivatives and our credit rating.
Our amended and restated credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. The amended and restated facility has a single financial covenant that will only apply if borrowing availability under the facility is less than $75 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2009, our borrowing availability under the revolving credit facility, taking into account outstanding letters of credit of $80 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $206 million.
We have taken significant actions to reduce the cash needed to operate our businesses. We expect operating cash inflows to improve in 2009 from 2008 levels as a result of the approximately $150 million of cost savings from our 2008 restructuring actions. These operating cash inflows are expected to largely fund our cash requirements. Any shortfall is expected to be funded by cash on hand, borrowings under our revolving credit and ship mortgage facilities, other potential borrowings and potential sales of surplus property. Following delivery of our new 40,000-ton self-unloading ship, which is now scheduled for the second quarter of 2009, we expect to borrow an additional $25 million under the ship mortgage facility. That would increase the total borrowings under that facility to $53 million.
We expect to lower our level of capital expenditures to approximately $50 million in 2009, reflecting the substantial completion of a number of strategic investments. In the first quarter of 2009, our capital expenditures totaled $16 million, an $89 million decrease compared with first quarter 2008 capital expenditures of $105 million. Interest payments will increase to approximately $137 million in 2009 due to the higher level of debt outstanding. We have no term debt maturities until 2016, other than approximately $4 million of annual debt amortization under our ship mortgage facility, which will increase to approximately $9 million annually following the additional borrowing under that facility that is expected to occur in the second quarter of 2009. Due to significant tax loss carryforwards, our income tax payments are expected to be very low for the next several years.
We believe that cash on hand, cash available from future operations and the sources of funding described above will provide sufficient liquidity to fund our operations for at least the next 12 months. However, operating cash flows are expected to continue to be negative and reduce our liquidity in the near term. Cash requirements include, among other things, capital expenditures, working capital needs, interest, pension plan funding and other contractual obligations.
Notwithstanding the above, a material uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during 2008 we took actions to reduce costs and increase our liquidity. We will continue our efforts to increase financial flexibility, but there can be no assurance that our efforts to date and future actions will be sufficient to withstand the impact of extended negative economic conditions. Under these conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)
Three Months Ended March 31,	2009	2008
Net cash provided by (used for):
Operating activities	$(30)	$(47)
Investing activities	(16)	(105)
Financing activities	(199)	44
Effect of exchange rate changes on cash	(3)	1

Net decrease in cash and cash equivalents	$(248)	$(107)

Operating Activities: The variation between the first three months of 2009 and the first three months of 2008 was largely attributable to the use of $28 million for working capital in the 2009 period compared with $40 million in the 2008 period. This variation reflects the impact of a lower level of business on receivables, inventories and payables, the reduction in accrued expenses during first quarter of 2009 explained below and an increased emphasis on working capital management.
Investing Activities: The variation between the first three months of 2009 and the first three months of 2008 reflects an $89 million reduction in the level of capital expenditures in the 2009 period, as explained below.
Financing Activities: The variation between the first three months of 2009 and the first three months of 2008 primarily reflects our use of $190 million of cash in the first quarter of 2009 to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement and net borrowings of $45 million under the revolving credit facility in the first quarter of 2008.
CAPITAL EXPENDITURES
Capital spending amounted to $16 million in the first three months of 2009 compared with $105 million in the first three months of 2008. Because of the high level of investment that we made in our operations over the past several years and the current market environment, we plan to limit our capital spending in 2009 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $255 million as of March 31, 2009 compared with $263 million as of December 31, 2008. Approved expenditures as of March 31, 2009 included $211 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed until 2012, with production targeted to begin in 2014. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
WORKING CAPITAL
As of March 31, 2009, working capital (current assets less current liabilities) amounted to $745 million, and the ratio of current assets to current liabilities was 2.43-to-1. As of December 31, 2008, working capital amounted to $738 million, and the ratio of current assets to current liabilities was 1.98-to-1.
Cash and Cash Equivalents: As of March 31, 2009, we had cash and cash equivalents of $223 million compared with $471 million as of December 31, 2008. During the first quarter of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement. Uses of cash during the quarter also included $16 million for capital expenditures and a net $30 million for operating activities, including $28 million for severance and other obligations associated with 2008 restructuring activities, $27 million for interest and $21 million to provide cash collateral to derivative counterparties and in connection with related natural gas purchases as a result of changes in the market value of our derivatives and our credit rating.

Receivables: As of March 31, 2009, receivables were $487 million, up $20 million, or 4%, from $467 million as of December 31, 2008. This increase primarily reflected $21 million of collateral that we were required to provide to our derivative counterparties and in connection with related natural gas purchases as a result of changes in the market value of our derivatives and our credit rating and a $17 million increase in customer receivables primarily due to a 5% increase in consolidated net sales in March 2009 compared with December 2008, partially offset by receipt of an $11 million cross-currency swap settlement.
Inventories: As of March 31, 2009, inventories were $375 million, down $29 million, or 7%, from $404 million as of December 31, 2008. This decrease primarily reflected reductions of $20 million in raw materials and $9 million in finished goods and work-in-progress in response to the weak market conditions.
Accounts Payable: As of March 31, 2009, accounts payable were $227 million, up $7 million, or 3%, from $220 million as of December 31, 2008. The higher level of accounts payable was primarily due to our efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of March 31, 2009, accrued expenses were $285 million, down $53 million, or 16%, from $338 million as of December 31, 2008. The lower level of accrued expenses primarily reflected (1) a $31 million decrease in restructuring-related accruals, (2) the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% contingent convertible senior notes as a result of approval of the conversion feature of the notes by our stockholders in February 2009 and (3) a $10 million decrease in accruals for incentive compensation.
DEBT
Total debt, consisting of senior notes, contingent convertible senior notes, industrial revenue bonds, outstanding borrowings under our ship mortgage facility and outstanding borrowings under our revolving credit facility, amounted to $1.645 billion as of March 31, 2009 compared with $1.836 billion as of December 31, 2008. As discussed above, subsequent to December 31, 2008, $190 million of cash was used to repay borrowings under our revolving credit facility in connection with its amendment and restatement. There were no borrowings outstanding under that facility as of March 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
Our consolidated balance sheet as of March 31, 2009 included a gross deferred tax asset of $612 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss, or NOL, and tax credit carryforwards. The NOL and tax credit carryforwards are a result of the losses incurred in recent years. We have concluded, based on the weight of available evidence, that all but $174 million of these tax benefits are more likely than not to be realized in the future.
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

As of March 31, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $368 million. We have federal NOLs of approximately $911 million that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.109 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at March 31, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of March 31, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $237 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $168 million is required.
We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at March 31, 2009, We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of March 31, 2009, our annual NOL utilization would have been limited to approximately $35 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of March 31, 2009, we estimate our current cumulative ownership change to be between 38% and 40%.
During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, until September 30, 2009, the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding voting stock. The rights plan, as amended, exempts certain stockholders as long as they do not become beneficial owners of additional shares of our voting stock, except as otherwise provided by agreements existing at the time of the amendment and in the rights plan. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% contingent convertible senior notes are exempted during the period in which the threshold is reduced to 4.99%. The amendment to the rights plan is intended to maximize the value of our NOL carryforwards and related tax benefits. The amendment does not, however, ensure that use of NOLs will not be limited by an ownership change, and there can be no assurance that an ownership change will not occur.

Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. This litigation includes multiple lawsuits, including class actions, filed in Florida and Louisiana in early 2009 relating to Chinese-manufactured drywall distributed by L&W Supply Corporation in 2006. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused, among other things, property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.
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
We believe that appropriate reserves have been established for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect the environmental matters or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows. See Note 16 to the Condensed Consolidated Financial Statements for additional information regarding litigation matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on February 20, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2009.
Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Statement of Financial Accounting Standards, or SFAS, No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted the requirements of SFAS No. 157 related to nonrecurring fair value measurements of non-financial assets and non-financial liabilities.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this statement effective January 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet will be eliminated and the current practice of reporting minority interest expense also will change. The new standard also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement effective January 1, 2009. The impact on our financial statements was immaterial.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We adopted this statement effective January 1, 2009 and have added the required narrative and tabular disclosure in Note 8 of the Condensed Consolidated Financial Statements.
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.
In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will comply with this pronouncement if new arrangements involving equity-linked financial instruments are entered into.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates and consumer confidence;

•	capital markets conditions, the availability of borrowings under our credit agreement or other financings;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	changes in raw material, energy, transportation and employee benefit costs;

•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;

•	capacity utilization rates;

•	changes in laws or regulations, including environmental and safety regulations;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments from time to time to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes. In addition, we use financial instruments, including fixed and variable rate debt, to finance our operations in the normal course of business.
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, the majority of our anticipated purchases of natural gas for the remainder of 2009 are hedged and lesser percentages are hedged for 2010 through 2012. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts as of March 31, 2009 was $11 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $41 million, and all contracts mature by December 31, 2010. As of March 31, 2009, the fair value of these hedges was a $1 million pretax gain that was recorded to earnings.
INTEREST RATE RISK
As of March 31, 2009, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100 basis-point increase in interest rates. Based on results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding our financial exposures.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the Condensed Consolidated Financial Statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on March 31, 2009 into a total of approximately 5,530 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held a special meeting of stockholders on February 9, 2009. At the meeting, our stockholders approved the issuance of shares of our common stock upon conversion of the $400 million of 10% contingent convertible senior notes that we issued in November 2008. The vote on this matter was as follows: For, 57,968,500 shares; Against, 482,071 shares; and Abstain, 144,986 shares.
ITEM 6. EXHIBITS

10.1	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009 by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. **

10.2	2009 Annual Management Incentive Program (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 12, 2009) *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION

By:	/s/ William C. Foote William C. Foote,
Chairman and Chief Executive Officer

By:	/s/ Richard H. Fleming Richard H. Fleming,
Executive Vice President and
Chief Financial Officer

By:	/s/ D. Rick Lowes D. Rick Lowes,
Senior Vice President and Controller
May 4, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.1	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009 by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. **

10.2	2009 Annual Management Incentive Program (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 12, 2009) *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith.