Form 10-Q
period 2009-06-30
USG CORP
filed 2009-07-28
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of the registrant’s common stock outstanding as of June 30, 2009 was 99,215,866.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions, except per-share and share data)	2009	2008	2009	2008

Net sales	$829	$1,251	$1,693	$2,416
Cost of products sold	778	1,175	1,594	2,294

Gross profit	51	76	99	122
Selling and administrative expenses	72	94	152	196
Restructuring and long-lived asset impairment charges	19	21	29	25

Operating loss	(40)	(39)	(82)	(99)
Interest expense	36	21	78	38
Interest income	(1)	(1)	(1)	(3)
Other expense (income), net	1	—	(9)	(1)

Loss before income taxes	(76)	(59)	(150)	(133)
Income tax benefit	(23)	(22)	(55)	(55)

Net loss	$(53)	$(37)	$(95)	$(78)

Basic loss per common share	$(0.53)	$(0.37)	$(0.95)	$(0.79)
Diluted loss per common share	$(0.53)	$(0.37)	$(0.95)	$(0.79)

Average common shares	99,213,367	99,071,435	99,202,098	99,064,529
Average diluted common shares	99,213,367	99,071,435	99,202,098	99,064,529
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30,	December 31,
(millions)	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$302	$471
Restricted cash	1	1
Receivables (net of reserves — $14 and $15)	442	467
Inventories	330	404
Income taxes receivable	13	15
Deferred income taxes	66	68
Other current assets	85	68

Total current assets	1,239	1,494

Property, plant and equipment (net of accumulated depreciation and depletion — $1,442 and $1,368)	2,480	2,562
Deferred income taxes	409	374
Goodwill	12	12
Other assets	275	277

Total assets	$4,415	$4,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$214	$220
Accrued expenses	261	338
Short-term debt	—	190
Current portion of long-term debt	7	4
Income taxes payable	6	4

Total current liabilities	488	756

Long-term debt	1,663	1,642
Deferred income taxes	7	7
Other liabilities	721	764
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(197)	(199)
Capital received in excess of par value	2,637	2,625
Accumulated other comprehensive loss	(160)	(227)
Retained earnings (deficit)	(754)	(659)

Total stockholders’ equity	1,536	1,550

Total liabilities and stockholders’ equity	$4,415	$4,719

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(millions)	2009	2008

Operating Activities
Net loss	$(95)	$(78)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	104	89
Share-based compensation expense	14	18
Deferred income taxes	(56)	(62)
Gain on asset dispositions	(8)	—
Convertible debt embedded derivative	(10)	—
(Increase) decrease in working capital (net of acquisitions):
Receivables	25	(122)
Income taxes receivable	3	22
Inventories	71	(50)
Payables	(1)	80
Accrued expenses	(62)	9
Decrease (increase) in other assets	11	(13)
Increase in other liabilities	27	17
Other, net	6	(1)

Net cash provided by (used for) operating activities	29	(91)

Investing Activities
Capital expenditures	(28)	(172)
Investment in joint venture	(6)	—
Net proceeds from asset dispositions	10	—
Acquisition of business, net of cash acquired	—	(1)

Net cash used for investing activities	(24)	(173)

Financing Activities
Issuance of debt	25	522
Repayment of debt	(192)	(375)
Payment of debt issuance fees	(8)	(1)

Net cash (used for) provided by financing activities	(175)	146

Effect of exchange rate changes on cash	1	2

Net decrease in cash and cash equivalents	(169)	(116)
Cash and cash equivalents at beginning of period	471	297

Cash and cash equivalents at end of period	$302	$181

Supplemental Cash Flow Disclosures:
Interest paid	$69	$36
Income taxes paid (refunded), net	$4	$(19)
Payables adjustment for capital expenditures	$(5)	$(23)
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or 2008 10-K, which we filed with the SEC on February 20, 2009.
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections,” financial information for the first, second and third quarters of 2008 was retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting. The impact of this accounting change on gross profit and operating profit for the first, second and third quarters of 2008 is disclosed in the 2008 10-K.
     We have evaluated subsequent events through the filing of these financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We adopted this statement effective January 1, 2009.
     In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.
     In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We will comply with this pronouncement if new arrangements involving equity-linked financial instruments are entered into.
     In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this statement effective June 15, 2009.

     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this statement effective June 15, 2009. There was no impact on our financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this statement effective June 15, 2009.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently reviewing this statement to determine the impact, if any, that it may have on our financial statements and we will adopt this statement when it becomes effective.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM, or Codification, will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
3. Restructuring and Long-Lived Asset Impairment Charges
In response to adverse market conditions, we implemented restructuring activities throughout 2008 and in the first six months of 2009 that resulted in the restructuring charges described below.
2009
During the first six months of 2009, we recorded restructuring and long-lived asset impairment charges totaling $29 million pretax.
     Second quarter restructuring and long-lived asset impairment charges totaled $19 million. A charge of $6 million for severance included $5 million related to salaried workforce reductions and $1 million for severance related to the closure of eight distribution centers, the temporary idling of a paper mill in Clark, N.J., which is planned for the third quarter of 2009, and the permanent closure of a sealants and finishes production facility in La

Mirada, Calif., which occurred in the second quarter of 2009. A charge of $5 million for lease terminations related to the closure of the distribution centers. A charge of $3 million for asset impairments related to the write-downs of the values of machinery and equipment at (1) the gypsum wallboard production facility in Santa Fe Springs, Calif., which we decided to permanently close during the second quarter of 2009 after idling it in 2007, (2) a cement board production facility in Santa Fe Springs, Calif., which we decided to permanently close during the second quarter of 2009 after idling it in 2008, and (3) the closed sealants and finishes production facility in La Mirada, Calif. An additional $5 million was recorded for the write-off of repair parts and other exit costs.
     First quarter restructuring and long-lived asset impairment charges of $10 million included a $4 million charge to the reserve for future lease obligations and a $3 million asset impairment charge for the write-down of leasehold improvements related to leased space that we no longer occupy in our corporate headquarters and charges of $2 million for severance related to employees who were part of our 2008 workforce reductions, but continued to provide services after December 31, 2008, and $1 million for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.
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
RESTRUCTURING RESERVES
Restructuring reserves totaling $31 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2009. Restructuring-related payments totaled $36 million in the first six months of 2009. We expect future payments with respect to these reserves to be approximately $17 million during the remainder of 2009, $7 million in 2010 and $7 million after 2010. All restructuring-related payments in 2008 and the first six months of 2009 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. The restructuring reserve is summarized as follows:

	Balance	2009 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/08	Charges	Payments	Impairment	6/30/09

2009 Restructuring Activities:
Severance	$—	$7	$—	$—	$7
Asset impairments	—	3	—	(3)	—
Lease obligations	—	8	(2)	—	6
Other exit costs	—	4	(1)	—	3

Subtotal	—	22	(3)	(3)	16

2008 Restructuring Activities:
Severance	27	1	(26)	—	2
Asset impairments	—	3	—	(3)	—
Lease obligations	23	1	(5)	(6)	13
Other exit costs	—	2	(2)	—	—

Subtotal	50	7	(33)	(9)	15

Total	$50	$29	$(36)	$(12)	$31

4. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2009	2008	2009	2008

Net Sales:
North American Gypsum	$442	$625	$920	$1,243
Building Products Distribution	337	542	690	1,032
Worldwide Ceilings	173	237	344	448
Eliminations	(123)	(153)	(261)	(307)

Total	$829	$1,251	$1,693	$2,416

Operating Profit (Loss):
North American Gypsum	$(20)	$(55)	$(41)	$(110)
Building Products Distribution	(26)	8	(36)	8
Worldwide Ceilings	18	30	36	54
Corporate	(13)	(24)	(41)	(54)
Eliminations	1	2	—	3

Total	$(40)	$(39)	$(82)	$(99)

     The total operating loss for the second quarter of 2009 included restructuring and long-lived asset impairment charges totaling $19 million. On a segment basis, $11 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $1 million to Worldwide Ceilings and $2 million to Corporate.
     The total operating loss for the first six months of 2009 included restructuring and long-lived asset impairment charges totaling $29 million. On a segment basis, $13 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $1 million to Worldwide Ceilings and $9 million to Corporate.
     The total operating loss for the second quarter of 2008 included restructuring and long-lived asset impairment charges totaling $21 million. On a segment basis, $9 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
     The total operating loss for the first six months of 2008 included restructuring and long-lived asset impairment charges totaling $25 million. On a segment basis, $13 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
     See Note 3 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of June 30, 2009.

5. Earnings Per Share
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

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount

Three Months Ended June 30, 2009:
Basic loss	$(53)	99,213	$(0.53)

Diluted loss	$(53)	99,213	$(0.53)

Three Months Ended June 30, 2008:
Basic loss	$(37)	99,071	$(0.37)

Diluted loss	$(37)	99,071	$(0.37)

Six Months Ended June 30, 2009:
Basic loss	$(95)	99,202	$(0.95)

Diluted loss	$(95)	99,202	$(0.95)

Six Months Ended June 30, 2008:
Basic loss	$(78)	99,065	$(0.79)

Diluted loss	$(78)	99,065	$(0.79)

     The diluted losses per share for the second quarter and the first six months of 2009 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our 10% contingent convertible senior notes were not included in the computation of the diluted loss per share in the second quarter and first six months of 2009 because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 5.4 million common shares for the second quarter of 2009 and 5.1 million common shares for the first six months of 2009 were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive.
     The diluted losses per share for the second quarter and first six months of 2008 were computed using the weighted average number of common shares outstanding during those periods. Options, RSUs and performance shares with respect to 3.4 million common shares were not included in the computation of diluted loss per share for the second quarter and first six months of 2008 because they were anti-dilutive.

6. Goodwill and Other Intangible Assets
Goodwill amounted to $12 million as of June 30, 2009 and December 31, 2008. This amount related to L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment. Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of June 30, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Amortization	Net	Amount	Charges	Amortization	Net

Amortized Intangible Assets:
Customer relationships	$70	$(16)	$54	$70	$—	$(13)	$57
Other	9	(4)	5	9	—	(3)	6

Subtotal	79	(20)	59	79	—	(16)	63

Unamortized Intangible Assets:
Trade names	53	—	53	66	(13)	—	53
Other	9	—	9	9	—	—	9

Subtotal	62	—	62	75	(13)	—	62

Total	$141	$(20)	$121	$154	$(13)	$(16)	$125

     Total amortization expense for other intangible assets was $4 million for each of the first six months of 2009 and the first six months of 2008. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2009 through 2011 and $7 million for each of the years 2012 through 2014.
7. Debt
Total debt consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2009	2008

6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
10% contingent convertible senior notes, net of discount	380	379
Revolving credit facility	—	190
Ship mortgage facility	52	29
Industrial revenue bonds	239	239

Total	$1,670	$1,836

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
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2009, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility are approximately $167 million. As of June 30, 2009, there were no borrowings under the facility and outstanding letters of credit totaled $84 million. The interest rate as of that date was 3.6%. As of December 31, 2008, $190 million of borrowings were outstanding under the credit facility and classified as short-term debt on our condensed consolidated balance sheet. We repaid those borrowings in January 2009, and we recorded a pretax charge of $7 million during the first quarter of 2009 to write-off deferred financing fees in connection with amendment and restatement of the credit agreement.
CONTINGENT CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% contingent convertible senior notes due 2018 outstanding that are recorded on the condensed consolidated balance sheets at $380 million, which is net of debt discount of $20 million as a result of the embedded derivative discussed in Note 8. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share. The notes contain anti-dilutive provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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

SHIP MORTGAGE FACILITY
In the fourth quarter of 2008, our subsidiary, Gypsum Transportation Limited, or GTL, entered into a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. The secured loan facility agreement provided for two separate advances to GTL in amounts not exceeding (1) the lesser of $40 million and 50% of the market value of GTL’s ship, the Gypsum Centennial (“Tranche A”), and (2) the lesser of $50 million and 50% of the market value of GTL’s new ship, the Gypsum Integrity (“Tranche B”). As of June 30, 2009, both advances had been drawn, and the total outstanding loan balance under the secured loan facility was $52 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheet as of June 30, 2009.
     Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate on borrowings under this facility was 2.80% as of June 30, 2009. Tranche A and Tranche B are each repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement beginning three months after advance of that Tranche, with the balance repayable eight years after the date of advance of that Tranche. The secured loan facility agreement contains affirmative and negative covenants affecting GTL, including financial covenants requiring it to maintain or not exceed specified levels of net worth, borrowings to net worth, cash reserves and EBITDA to debt service. The secured loan facility agreement also contains certain customary events of default. USG Corporation has guaranteed the obligations of GTL under the secured loan facility, and GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity and related insurance, contract, account and other rights as security for borrowings under the secured loan facility.
CGC CREDIT AGREEMENT
On June 30, 2009, our Canadian subsidiary, CGC Inc., or CGC, entered into a 30 million Can. $ credit agreement with The Toronto-Dominion Bank. The credit agreement allows for revolving loans and letters of credit (up to 3 million Can. $ in aggregate) in an aggregate principal amount not to exceed 30 million Can. $. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property.
     Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Revolving loans made in Canadian dollars bear interest at a floating rate based upon the prime rate plus 1.50% or the Bankers’ Acceptance Discount Rate plus 3.00%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.50% or the LIBOR rate plus 3.00%, at the option of CGC. CGC may prepay the revolving loans in its discretion without premium or penalty and may be required to repay revolving loans under certain circumstances. The credit agreement matures on June 1, 2012, unless terminated earlier in accordance with its terms. The credit agreement contains customary representations and warranties, affirmative and negative covenants that may limit CGC’s ability to take certain actions and events of default. Borrowings under the credit agreement are subject to acceleration upon the occurrence of an event of default.
     As of June 30, 2009, there were no borrowings or letters of credit outstanding under this credit agreement. The U.S. dollar equivalent of borrowings available under this agreement as of June 30, 2009 was $26 million.
OTHER INFORMATION
The fair market value of our debt was $1.574 billion as of June 30, 2009 and $1.407 billion as of December 31, 2008. The fair market value was based on quoted market prices of our debt or, where quoted market prices were not available, on instruments with similar terms and maturities or internal valuation models.
     As of June 30, 2009, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2009, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $128 million. All of these contracts mature by December 31, 2012. As of June 30, 2009, the fair value of these swap contracts, which remained in accumulated other comprehensive income (loss), or AOCI, was a $59 million unrealized loss. These swap contracts are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and no ineffectiveness was recorded in the first six months of 2009. Gains and losses on the contracts are reclassified into earnings when the underlying forecasted transactions affect earnings. As of June 30, 2009, we determined that the forecasted purchases of natural gas to which a portion of the hedge contracts relate were no longer probable of occurring. As a result, the associated hedge contracts were de-designated as cash flow hedges in accordance with SFAS No. 133. Because those purchases are reasonably possible of occurring, a $7 million unrealized loss related to these contracts as of June 30, 2009 will remain in AOCI until the underlying forecasted transactions affect earnings, and any future changes in fair value will be included in earnings.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $44 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded in earnings. As of June 30, 2009, the fair value of these hedges was a $1 million pretax gain that was recorded to earnings.
     We have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these hedges is $17 million and they mature by December 23, 2009. The fair market value of these hedges that remained in AOCI as of June 30, 2009 was a $1 million unrealized loss. These forward contracts are designated as cash flow hedges in accordance with SFAS No. 133 and had no ineffectiveness in the first six months of 2009. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings.
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
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative market values) upon which we, or the counterparties, are required to post collateral. As of June 30, 2009, our derivatives were in a net-liability position of $55 million, and we provided $47 million of collateral to our counterparties related to our derivatives. Collateral delivered to our counterparties is included in receivables on our condensed consolidated balance sheet.
FINANCIAL STATEMENT INFORMATION
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements, as permitted by FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts.” As a result, amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
     The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in Other	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in SFAS No.	Comprehensive Income	Reclassified from	Reclassified from
133 Cash Flow Hedging	on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(29)	Cost of products sold	$(31)
Foreign exchange contracts	(1)	Cost of products sold	—

Total	(30)		(31)

Derivatives Not
Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss)
Instruments under	Recognized in Income on	Recognized in Income on
SFAS No. 133	Derivatives	Derivatives
Interest rate contracts	Interest expense	$(1)
Interest rate contracts	Other expense (income), net	1
Foreign exchange contracts	Interest expense	(2)

Total		$(2)
     As of June 30, 2009, we had no derivatives designated as net investment or fair value hedges in accordance with SFAS No. 133.

     The following are the fair values of derivative instruments on the condensed consolidated balance sheet as of June 30, 2009 (dollars in millions):

Derivatives
Designated as Hedging	Assets		Liabilities
Instruments under	Balance Sheet	Fair	Balance Sheet	Fair
SFAS No. 133	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$34
Commodity contracts	Other assets	—	Other liabilities	16

	Total	$1	Total	$50

Derivatives Not
Designated as Hedging	Assets		Liabilities
Instruments under	Balance Sheet	Fair	Balance Sheet	Fair
SFAS No. 133	Location	Value	Location	Value
Commodity contracts	Other current assets	$—	Accrued expenses	$7
Foreign exchange contracts	Other current assets	2	Accrued expenses	—
Foreign exchange contracts	Other assets	—	Other liabilities	1

	Total	$2	Total	$8

Total Derivatives		$3		$58

9. Fair Value Measurements
We primarily use readily observable market data in conjunction with internally developed valuation models when valuing our derivative portfolio and, consequently, we designate most of our derivatives as Level 2. Under SFAS No. 157, there are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. As of June 30, 2009, our assets and liabilities measured at fair value on recurring and nonrecurring bases were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(millions)	2009	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$3	$—	$3	$—
Derivative liabilities	58	—	58	—
     As of December 31, 2008, the fair value of the embedded derivative liability related to our 10% contingent convertible senior notes was $10 million. Following our stockholders’ approval of the conversion feature of the notes in February 2009, the value of the derivative became zero and the remaining $10 million was recorded as income in other income, net in the first quarter of 2009.

10. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2009	2008	2009	2008

Net loss	$(53)	$(37)	$(95)	$(78)
Gain on derivatives, net of tax	10	24	1	48
Gain on unrecognized pension and postretirement benefit costs, net of tax *	50	5	45	5
Foreign currency translation, net of tax	34	5	21	3

Total comprehensive gain (loss)	$41	$(3)	$(28)	$(22)

*	Includes the impact of the actual results of the 2009 actuarial valuations for the pension and postretirement benefit plans and the remeasurement described in Note 13.
     AOCI consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2009	2008

Foreign currency translation, net of tax	$(2)	$(23)
Loss on derivatives, net of tax	(34)	(35)
Unrecognized loss on pension and postretirement benefit plans, net of tax	(124)	(169)

Total	$(160)	$(227)

     After-tax loss on derivatives reclassified from AOCI to earnings was $10 million during the second quarter of 2009. We estimate that we will reclassify a net $27 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
11. Inventories
Total inventories consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2009	2008

Finished goods and work in progress	$264	$312
Raw materials	66	92

Total	$330	$404

12. Asset Retirement Obligations
Changes in the liability for asset retirement obligations consisted of the following:

	Six Months ended June 30,
(millions)	2009	2008

Balance as of January 1	$89	$85
Accretion expense	3	2

Balance as of June 30	$92	$87

13. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2009	2008	2009	2008

Pension:
Service cost of benefits earned	$7	$8	$13	$17
Interest cost on projected benefit obligation	18	17	34	35
Expected return on plan assets	(17)	(19)	(34)	(39)
Net amortization	1	2	2	3

Net pension cost	$9	$8	$15	$16

Postretirement:
Service cost of benefits earned	$2	$3	$4	$7
Interest cost on projected benefit obligation	5	7	11	13
Net amortization	(3)	(2)	(5)	(3)

Net postretirement cost	$4	$8	$10	$17

     We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $38 million to $48 million of cash to our pension plans in 2009.
     In response to continuing retiree health-care cost pressure, we have modified our postretirement medical plan. Effective January 1, 2011, we will place a 3% cap on the annual amount USG Corporation pays for medical coverage for existing retirees and eligible active employees who may qualify for retiree medical coverage in the future. This change resulted in a remeasurement of our accumulated postretirement benefit obligation, or APBO, on May 31, 2009, which reduced the obligation by $95 million. The assumptions used in the remeasurement of our APBO were unchanged from our December 31, 2008 valuation, except that the discount rate changed from 6.85% to 7.35% as of May 31, 2009.
14. Share-Based Compensation
During 2009, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
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
RESTRICTED STOCK UNITS
We granted RSUs under the LTIP with respect to 2,500 shares of common stock during the second quarter of 2009. These RSUs generally will vest 100% after four years from the date of grant. During the first quarter of 2009, we granted RSUs under the LTIP with respect to 815,482 shares of common stock. These RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 1,100 of the RSUs were granted as a special retention award that generally will vest 100% after three years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
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
15. Income Taxes
An income tax benefit of $23 million was recorded in the second quarter of 2009. The effective tax rate for the quarter was 30.0%.
     We have established a valuation allowance in the amount of $184 million consisting of $178 million for deferred tax assets relating to certain state net operating loss, or NOL, and tax credit carryforwards and $6 million relating to federal foreign tax credits because of uncertainty regarding their ultimate realization.
     As of June 30, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $368 million. We have federal NOLs of approximately $1.012 billion that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.210 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at June 30, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
     In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of June 30, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $243 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $178 million is required.
     We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at June 30, 2009. We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of June 30, 2009, our annual NOL utilization would have been limited to approximately $46 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of June 30, 2009, we estimate our current cumulative ownership change to be between 38% and 40%.
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
     During the fourth quarter of 2008, the Internal Revenue Service, or IRS, concluded its audit of our federal income tax returns for the years 2005 and 2006. In the first quarter of 2009, we received final congressional Joint Committee on Taxation approval of a $1.061 billion federal tax refund that we received in 2007. Of this amount, $1.057 billion resulted from tax deductions generated by payments made to the asbestos trust in 2006 and the remaining $4 million, which we expect to receive in 2009, results from finalization of the audit results for 2006 and prior years. As a result of the audit, our federal taxable income for these years will be increased by $7 million in the aggregate, which resulted in a decrease to the amount of our NOL carryforwards at June 30, 2009. As a result of the closure of the IRS audit, we have recorded an income tax benefit of $6 million in the first six months for release of reserves established pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as well as the impact of the audit results.

     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of June 30, 2009, the total amount of interest expense accruals and penalties recognized on our consolidated balance sheet was $3 million and $1 million, respectively. The total amount of interest income accruals recognized on our consolidated balance sheet as of June 30, 2009 was $1 million related to the final IRS audit for the years 2005 and 2006. The total amount of interest and penalties recognized in our consolidated statement of operations for the first six months of 2009 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $33 million.
     Our federal income tax returns for 2006 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million.
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
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is named as a defendant, along with many other companies, in lawsuits relating to Chinese-made wallboard primarily sold in Florida in 2006. L&W Supply Corporation was one of a number of distributors of Chinese-made wallboard. These lawsuits, most of which were brought by homeowners, claim that the Chinese-made wallboard is defective and emits high levels of sulfur causing, among other things, a bad smell and corrosion of copper or other metal surfaces. The homeowners also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. Some of the lawsuits are brought by individual homeowners and some are class actions brought on behalf of a group of homeowners who claim their homes contain defective Chinese-made wallboard. Also named as defendants in these lawsuits are home builders, contractors, other distributors, and the manufacturers of the wallboard. The Chinese-made wallboard at issue sold by L&W Supply Corporation was manufactured by Knauf Plasterboard (Tianjin) Co. Ltd., or Knauf Tianjin. The named defendants include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, another Knauf affiliate, and three Chinese wallboard manufacturers unrelated to Knauf. The plaintiffs seek unspecified damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for personal injury, including medical monitoring in some cases.
     As of the end of the second quarter of 2009, L&W Supply Corporation was a defendant in nineteen class actions filed in federal court in Florida, Louisiana and Alabama relating to Chinese-made wallboard. In June 2009, all federal court class actions were transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings. This multi-district litigation will also include any individual homeowner lawsuits that are filed in federal court. The multi-district litigation is titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047.

     In addition to being named as a defendant in federal court lawsuits, L&W Supply Corporation has been named as a defendant in state court lawsuits filed in Florida and Louisiana relating to Chinese-made wallboard. As of the end of the second quarter of 2009, L&W Supply Corporation was a defendant in more than 100 individual homeowner lawsuits and five class actions filed in Florida state court and one individual homeowner lawsuit and one class action filed in Louisiana state court. L&W Supply Corporation was also named as a defendant in a lawsuit filed by Lennar Homes in Florida state court relating to Knauf Tianjin wallboard installed in homes built by Lennar in Florida.
     Our records contain the addresses of the homes and other construction sites to which L&W Supply Corporation delivered wallboard. Based on a review of our records, we do not believe that L&W Supply sold or delivered wallboard (including Knauf Tianjin wallboard) to any of the homes identified in any of the lawsuits filed to date, other than the Lennar suit. Our records indicate that L&W Supply delivered wallboard to 11 of the approximately 240 allegedly affected homes in Florida of which Lennar has advised us to date.
     Although USG Corporation did not manufacture, distribute, or sell any Chinese-made wallboard, all of the Chinese-made wallboard lawsuits filed against L&W Supply Corporation also name USG Corporation as a defendant. In addition, USG Corporation (but not L&W Supply Corporation) is named as a defendant in six different class action lawsuits recently filed in Florida.
     The Chinese-made wallboard cases are in a preliminary stage, and we expect that additional similar suits will be filed. However, we believe that L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to Florida, were limited. Based on our records, we believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply would completely furnish approximately 250-300 average-size homes, although the actual number of homes could be somewhat larger because some homes may contain a mixture of different brands of wallboard. L&W Supply sold other Chinese-made wallboard, primarily manufactured by Knauf entities, but we are not aware of any instances in which the non-Tianjin wallboard sold by L&W Supply has been determined to cause odor or corrosion problems. Taking into account all factors known to date, including that we did not manufacture the allegedly defective wallboard and sold a limited amount of the Knauf Tianjin wallboard, we do not believe that these lawsuits will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
PATENT AND TRADE SECRETS LAWSUIT
Our subsidiary, United States Gypsum Company, or U.S. Gypsum, is the plaintiff in a lawsuit against Lafarge North America Inc., or Lafarge, a manufacturer and seller of gypsum wallboard in the United States and a subsidiary of Lafarge S.A., a French corporation, also a defendant. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleges that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom are also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. We seek to recover damages measured by the amount of the unlawful benefit Lafarge received and U.S. Gypsum’s lost profits, as well as exemplary damages. Lafarge and the other defendants deny liability and contend that, even if they are liable, any damages are minimal. Trial of our case against Lafarge is scheduled for November 30, 2009. We believe that if we recover the full, or a substantial, amount of our claimed damages, that amount would be material to our cash flows and results of operations in the period received. However, as with any lawsuit, there can be no assurance as to either the outcome or the amount of damages recovered, if any.
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
Geographic Information: For the first six months of 2009, approximately 82% of our net sales were attributable to the United States. Canada accounted for approximately 9% of our net sales and other foreign countries accounted for the remaining 9%.
FINANCIAL INFORMATION
Consolidated net sales in the second quarter of 2009 were $829 million, down 34% from the second quarter of 2008. An operating loss of $40 million and a net loss of $53 million, or $0.53 per diluted share, were incurred in the second quarter of 2009. These results compared with an operating loss of $39 million and net loss of $37 million, or $0.37 per diluted share, in second quarter of 2008. Financial information for the second quarter of 2008 has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.
     As of June 30, 2009, we had cash of $302 million compared with $471 million as of

December 31, 2008. During the first six months of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement and borrowed an additional $25 million under our ship mortgage facility.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, declined in each of the last two years. Based on data issued by the U.S. Census Bureau, U.S. housing starts were 905,500 units in 2008 compared with housing starts of 1.355 million units in 2007 and 1.801 million units in 2006. The year-over-year decline continued during the first six months of 2009. In June 2009, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 582,000 units, up slightly from 550,000 units reported for December 2008. Housing starts remain near the lowest levels recorded in the last 50 years.
     The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States in 2008 declined to an estimated 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006, which contributed to a decrease in demand for our products from the residential repair and remodel market. Residential repair and remodel activity declined in the first six months of 2009 compared with the first six months of 2008. Industry analysts’ forecasts for residential repair and remodel activity in the United States for all of 2009 are for a decline of approximately 6% to 12% from the 2008 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed in the United States declined 17% in 2008 compared with 2007 after increasing 2% in 2007 compared to 2006. New nonresidential construction declined significantly in the first six months of 2009 compared with the first six months of 2008. We now believe that the decline in new commercial construction in the United States for all of 2009 compared to 2008 will exceed the range of approximately 20% to 25% previously forecast by industry analysts.
     The markets that we serve, including in particular the housing and construction-based markets, are affected by the availability of credit, lending practices, the movement of interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment and continued restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains near a record level, the level of foreclosures, home resale rates, housing affordability, office vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our businesses, financial condition and results of operations.
     Our results of operations have been adversely affected by the economic downturn in North America, which continues to be exacerbated by substantial turmoil in the financial markets. In the first six months of 2009, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments and tighter margins.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 9.4 billion square feet in the first six months of 2009, down approximately 31% compared with 13.6 billion square feet in the first six months of 2008. U.S. Gypsum shipped 2.5 billion square feet of SHEETROCK® brand gypsum wallboard in the first six months of 2009, a 38% decrease from 4.0 billion square feet in the first six months of 2008. The percentage decline of U.S. Gypsum’s wallboard shipments in the first six months of 2009 compared with the first six months of 2008 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability. As a result, U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 27% in the first six months of 2009 from approximately 30% in the first six months of 2008. U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 27% in the second quarter of 2009 from approximately 28% in the first quarter of 2009.
     The U.S. housing market continued to be very weak in the second quarter of 2009 and is expected to remain weak throughout the second half of the year. In addition, the economic recession is expected to contribute to further declines in residential repair and remodeling expenditures and nonresidential construction activity in 2009. As a result, we project demand for gypsum wallboard to decline in 2009 for USG and the industry as a whole. We estimate that the industry capacity utilization rate dropped to approximately 49% during the second quarter of 2009. We project that rate to remain at approximately 50% for the second half of 2009.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 35 billion square feet as of January 1, 2009. We do not expect that there will be a net increase in industry capacity in 2009.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. During 2008, we permanently closed two gypsum wallboard production facilities and a plaster production facility, and we temporarily idled four other gypsum wallboard production facilities, two paper mills, a cement board production facility and a structural cement panel production facility. During the second quarter of 2009, we decided to permanently close our gypsum wallboard production facility in Santa Fe Springs, Calif., which was idled in 2007, a cement board production facility in Santa Fe Springs, Calif., which was idled in 2008, and a sealants and finishes production facility in La Mirada, Calif. We also announced the temporary idling of a paper mill in Clark, N.J., which is planned for the third quarter of 2009. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
     As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 54 centers during 2008. During the first six months of 2009, L&W Supply closed nine centers. These closures have been widely dispersed throughout the markets L&W Supply serves.
     In 2008, we implemented salaried workforce reductions that eliminated a total of approximately 1,400 salaried positions. In the second quarter of 2009, we eliminated approximately 180 additional salaried positions. We are continuing to adjust our operations for the extended downturn in our markets.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recovery from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. In the second quarter of 2009, we recorded a charge of $3 million for asset impairments related to the write-downs of the values of machinery and equipment at the closed Santa Fe Springs, Calif., and La Mirada, Calif., production facilities. Because we continue to believe that a recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there were no other material impairments of our long-lived assets during the first six months of 2009.

     However, if the downturn in these markets does not reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing market, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, material impairment charges may be necessary if we permanently close gypsum wallboard production facilities. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and results of operations.
     Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. In light of recent economic and market conditions, we continue to evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity.
     In the fourth quarter of 2008, we completed the sale of $400 million aggregate principal amount of 10% contingent convertible senior notes due 2018. Early in the first quarter of 2009, we amended and restated our unsecured credit facility to convert it into a secured credit facility that contains a single restrictive financial covenant that only applies if borrowing availability under the facility is below $75 million. During the second quarter of 2009, CGC entered into a new 30 million Can. $ credit agreement with The Toronto-Dominion Bank. See the discussion under “Liquidity and Capital Resources” below for information regarding our cash position and credit facilities.
KEY OBJECTIVES
In order to perform as efficiently as possible during this challenging business cycle, we are focusing on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions; and

•	maintain financial flexibility.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2009	2008(a)	(Decrease)

Three Months ended June 30:
Net sales	$829	$1,251	(34)%
Cost of products sold	778	1,175	(34)%
Gross profit	51	76	(33)%
Selling and administrative expenses	72	94	(23)%
Restructuring and long-lived asset impairment charges	19	21	(10)%
Operating loss	(40)	(39)	3%
Interest expense	36	21	71%
Interest income	(1)	(1)	—
Other expense (income), net	1	—	—
Income tax benefit	(23)	(22)	5%
Net loss	(53)	(37)	43%
Diluted loss per share	(0.53)	(0.37)	43%

Six Months ended June 30:
Net sales	$1,693	$2,416	(30)%
Cost of products sold	1,594	2,294	(31)%
Gross profit	99	122	(19)%
Selling and administrative expenses	152	196	(22)%
Restructuring and long-lived asset impairment charges	29	25	16%
Operating loss	(82)	(99)	(17)%
Interest expense	78	38	105%
Interest income	(1)	(3)	(67)%
Other expense (income), net	(9)	(1)	—
Income tax benefit	(55)	(55)	—
Net loss	(95)	(78)	22%
Diluted loss per share	(0.95)	(0.79)	20%

(a)	Information for the 2008 periods has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.
NET SALES
Consolidated net sales declined in the second quarter and first six months of 2009 compared with the respective 2008 periods primarily due to the continued downturn in the United States residential and other construction markets.
     Net sales in the second quarter of 2009 were down $422 million, or 34%, compared with the second quarter of 2008. This decline reflected a 29% decline in net sales for North American Gypsum, a 38% decline in net sales for Building Products Distribution and a 27% decline in net sales for Worldwide Ceilings. The lower level of net sales in the second quarter of 2009 for North American Gypsum was largely attributable to a 38% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by 10% higher gypsum wallboard selling prices, compared with the second quarter of 2008. Net sales for Building Products Distribution were down primarily due to a 36% decrease in gypsum wallboard volume, while its gypsum wallboard selling prices were virtually unchanged. Net sales for Worldwide Ceilings were down primarily due to lower volumes for domestic ceiling grid (down 34%) and ceiling tile (down 19%) and lower demand for ceiling and other products in the European, Asia-Pacific and Latin American markets.
     Net sales in the first six months of 2009 were down $723 million, or 30%, compared with the first six months of 2008. This decline reflected a 26% decline in net sales for North American Gypsum, a 33% decline in net sales for Building Products Distribution and a 23% decline in net sales for Worldwide Ceilings. The lower level of net sales in the first six months of 2009 for North American Gypsum was largely attributable to a 38% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by 13% higher gypsum wallboard selling prices, compared with the first six months of 2008. Net sales for Building Products Distribution were down primarily due to a 35% decrease in gypsum wallboard volume, partially offset by 2% higher gypsum wallboard selling prices. Net sales for Worldwide Ceilings were down primarily due to lower volumes for domestic ceiling grid (down 32%) and ceiling tile (down 14%) and lower demand for ceiling and other products in the European, Asia-Pacific and Latin American markets.
COST OF PRODUCTS SOLD
Cost of products sold decreased in the second quarter and first six months of 2009 compared with the respective 2008 periods primarily due to the lower product volumes referenced above.
     Cost of products sold for the second quarter of 2009 decreased $397 million, or 34%, compared with the second quarter of 2008. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were up 1% compared with the second quarter of 2008 reflecting a 22% increase in fixed costs due to lower gypsum wallboard production volume and a 2% increase in energy costs, largely offset by a 12% decrease in costs for wastepaper and other raw materials. For USG Interiors, manufacturing costs per unit increased for ceiling grid, primarily due to higher steel costs, and were virtually unchanged for ceiling tile compared to the second quarter of 2008.
     Cost of products sold in the first six months of 2009 were down $700 million, or 31%, compared with the first six months of 2008. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were virtually unchanged compared with the first six months of 2008 as a 19% increase in fixed costs due to lower gypsum wallboard production volume was offset by a 9% decrease in costs for wastepaper and other raw materials and a 2% decrease in energy costs. For USG Interiors, manufacturing costs per unit increased for ceiling grid, primarily due to higher steel costs, and decreased slightly for ceiling tile compared to the first six months of 2008.
GROSS PROFIT
Gross profit for the second quarter of 2009 decreased $25 million, or 33%, compared with the second quarter of 2008. Gross profit as a percentage of net sales was 6.2% for the second quarter of 2009 compared with 6.1% for the second quarter of 2008. Gross profit for the first six months of 2009 decreased $23 million, or 19%, compared with the first six months of 2008. Gross profit as a percentage of net sales was 5.8% for the first six months of 2009 compared with 5.0% for the first six months of 2008. The increases in the percentages for the 2009 periods were primarily attributable to our efforts to increase selling prices and control costs.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased in the second quarter and first six months of 2009 compared with the respective 2008 periods primarily due to the continuation of a company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions implemented in 2008 and 2009. Selling and administrative expenses totaled $72 million in the second quarter of 2009 compared with $94 million in the second quarter of 2008, a decrease of $22 million, or 23%. As a percentage of net sales, selling and administrative expenses were 8.7% for the second quarter of 2009 and 7.5% for the second quarter of 2008. Selling and administrative expenses totaled $152 million in the first six months of 2009 compared with $196 million in the first six months of 2008, a decrease of $44 million, or 22%. As a percentage of net sales, selling and administrative expenses were 9.0% for the first six months of 2009 and 8.1% for the first six months of 2008. The increases in the percentages for the 2009 periods were attributable to the lower levels of net sales in those periods compared to the 2008 periods.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
Second quarter restructuring and long-lived asset impairment charges totaled $19 million ($12 million after-tax, or $0.12 per diluted share). The pretax charge consisted of $6 million for severance, $5 million for lease terminations, $3 million for asset impairments and $5 million for the write-off of repair parts and other exit costs.
     Total restructuring and long-lived asset impairment charges for the first six months of 2009 were $29 million pretax ($18 million after-tax, or $0.18 per diluted share). This amount included the $19 million of charges described above for the second quarter and $10 million of charges recorded in the first quarter of 2009, of which $7 million related to leased space that we no longer occupy in our corporate headquarters, $2 million was for severance and $1 million was for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.

     Restructuring charges in the second quarter of 2008 of $21 million included $15 million for salaried workforce reductions, $5 million related to the closure of distribution centers and additional expenses associated with manufacturing facilities that were shut down in the first quarter of 2008. The remaining $1 million primarily related to expenses associated with the closing of facilities in 2007.
     Total restructuring charges during the first six months of 2008 were $25 million pretax. This amount included the $21 million of charges described above for the second quarter and $4 million of charges recorded in the first quarter of 2008 primarily related to severance and facility shutdowns.
     See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges. Restructuring-related payments totaled $36 million in the first six months of 2009. We expect future payments with respect to these reserves to be approximately $17 million during the remainder of 2009, $7 million in 2010 and $7 million beyond 2010. All restructuring-related payments have been funded with cash from operations. We expect that the future payments also will be funded with cash from operations.
INTEREST EXPENSE
Interest expense was $36 million in the second quarter of 2009 compared with $21 million in the second quarter of 2008. This increase primarily reflected a higher level of borrowings in the second quarter of 2009. Interest expense was $78 million in the first six months of 2009 compared with $38 million in the first six months of 2008. This increase primarily reflected a higher level of borrowings in the first six months of 2009 and a pretax charge of $7 million in the first quarter of 2009 to write-off deferred financing fees in connection with the amendment and restatement of our credit agreement.
OTHER EXPENSE (INCOME), NET
Other expense (income), net was $1 million in the second quarter of 2009 compared with zero in the second quarter of 2008. Other expense (income), net was $(9) million in the first six months of 2009 compared with $(1) million in the first six months of 2008, primarily reflecting the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% contingent convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.
INCOME TAXES (BENEFIT)
Income tax benefit was $23 million for the second quarter of 2009 and $22 million for the second quarter of 2008. Our effective tax rates were 30.0% for the second quarter of 2009 and 36.9% for the second quarter of 2008. Income tax benefit was $55 million for the first six months of 2009 and 2008. Our effective tax rates were 36.7% for the first six months of 2009 and 40.9% for the first six months of 2008. The 2009 tax benefits result from our anticipated carryforward of most of the 2009 net operating loss to offset U.S. federal income taxes in future years and reflects a reduction in tax benefit due to an increase in the valuation allowance, primarily on state net operating loss and tax credit carryforwards, in the amount of $17 million. The increase in the valuation allowance recognizes the difficulty in estimating when certain state net operating losses and tax credit carryforwards will be realized given the current challenging economic environment. The higher effective tax rates in 2008 are a result of the relative weightings of the loss and income between the U.S., with a higher total tax rate, and lower taxed foreign jurisdictions.
NET EARNINGS (LOSS)
A net loss of $53 million, or $0.53 per diluted share, was recorded for the second quarter of 2009 compared with a net loss of $37 million, or $0.37 per diluted share, for the second quarter of 2008. A net loss of $95 million, or $0.95 per diluted share, was recorded for the first six months of 2009 compared with a net loss of $78 million, or $0.79 per diluted share, for the first six months of 2008.

Core Business Results of Operations

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2009(a)	2008(b)(c)	2009(a)	2008(b)(c)

Net Sales:
North American Gypsum:
United States Gypsum Company	$360	$510	$763	$1,024
CGC Inc. (gypsum)	64	90	125	174
USG Mexico, S.A. de C.V.	34	54	69	101
Other (d)	10	22	20	38
Eliminations	(26)	(51)	(57)	(94)

Total	442	625	920	1,243

Building Products Distribution:
L&W Supply Corporation	337	542	690	1,032

Worldwide Ceilings:
USG Interiors, Inc.	113	141	231	276
USG International	55	92	107	165
CGC Inc. (ceilings)	15	19	28	34
Eliminations	(10)	(15)	(22)	(27)

Total	173	237	344	448

Eliminations	(123)	(153)	(261)	(307)

Total	$829	$1,251	$1,693	$2,416

Operating Profit (Loss):
North American Gypsum:
United States Gypsum Company	$(25)	$(64)	$(46)	$(126)
CGC Inc. (gypsum)	2	(1)	1	3
USG Mexico, S.A. de C.V.	3	7	5	11
Other (d)	—	3	(1)	2

Total	(20)	(55)	(41)	(110)

Building Products Distribution:
L&W Supply Corporation	(26)	8	(36)	8

Worldwide Ceilings:
USG Interiors, Inc.	17	21	32	38
USG International	1	4	2	8
CGC Inc. (ceilings)	—	5	2	8

Total	18	30	36	54

Corporate	(13)	(24)	(41)	(54)
Eliminations	1	2	—	3

Total	$(40)	$(39)	$(82)	$(99)

(a)	The total operating loss for the second quarter of 2009 included restructuring and long-lived asset impairment charges totaling $19 million. On a segment basis, $11 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $1 million to Worldwide Ceilings and $2 million to Corporate. The total operating loss for the first six months of 2009 included restructuring and long-lived asset impairment charges totaling $29 million. On a segment basis, $13 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $1 million to Worldwide Ceilings and $9 million to Corporate.

(b)	The total operating loss for the second quarter of 2008 included restructuring and long-lived asset impairment charges totaling $21 million. On a segment basis, $9 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate. The total operating loss for the first six months of 2008 included restructuring and long-lived asset impairment charges totaling $25 million. On a segment basis, $13 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

(c)	Information for the 2008 periods has been retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.

(d)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $442 million in the second quarter of 2009 compared with $625 million in the second quarter of 2008, a decline of $183 million, or 29%. An operating loss of $20 million was incurred in the second quarter of 2009 compared with an operating loss of $55 million in the second quarter of 2008. Net sales were $920 million in the first six months of 2009 compared with $1.243 billion in the first six months of 2008, a decline of $323 million, or 26%. An operating loss of $41 million was incurred in the first six months of 2009 compared with an operating loss of $110 million in the first six months of 2008.
United States Gypsum Company: Net sales in the second quarter of 2009 declined $150 million, or 29%, compared with the second quarter of 2008. Approximately $78 million of the decrease was attributable to a 38% decline in SHEETROCK® brand gypsum wallboard volume, which was partially offset by a $13 million increase attributable to a 10% increase in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $19 million and net sales of other products declined $66 million compared with the second quarter of 2008, principally due to lower volumes.
     An operating loss of $25 million was recorded in the second quarter of 2009 compared with an operating loss of $64 million in the second quarter of 2008. The $39 million favorable change in operating loss reflected an improved gypsum wallboard gross margin, which accounted for $12 million of the improvement, partially offset by a $1 million decrease due to lower gypsum wallboard volume. Gross profit for SHEETROCK® brand joint treatment products increased $4 million compared with the second quarter of 2008. A net gross profit increase for other products lines and lower plant start-up costs, selling and administrative expenses and information technology, promotional and other expenditures contributed $27 million in operating profit improvement. Restructuring charges of $10 million pretax were recorded in the second quarter of 2009 compared with restructuring charges of $7 million pretax in the second quarter of 2008.
     New housing construction remained very weak through the second quarter of 2009, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 1.18 billion square feet of SHEETROCK® brand gypsum wallboard in the second quarter of 2009, a 38% decrease from 1.9 billion square feet in the second quarter of 2008. We estimate that the capacity utilization rate for the industry averaged approximately 49% during the second quarter of 2009. The capacity utilization rate was approximately 46% for U.S. Gypsum for the second quarter of 2009.
     In the second quarter of 2009, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $120.79 per thousand square feet, up 10% from $109.81 in the second quarter of 2008, but down slightly from $121.42 in the first quarter of 2009.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were up 1% during the second quarter of 2009 compared with the second quarter of 2008 reflecting a 22% increase in fixed costs due to lower gypsum wallboard production volume and a 2% increase in energy costs, largely offset by a 12% decrease in costs for wastepaper and other raw materials. Compared to the first quarter of 2009, SHEETROCK® brand gypsum wallboard manufacturing costs per unit increased 4%.
     Net sales of SHEETROCK® brand joint treatment products declined by $19 million, while gross profit increased $4 million, for the second quarter of 2009 compared with the second quarter of 2008. These results reflected 23% lower joint compound volume, partially offset by 8% higher average realized selling prices and 4% lower manufacturing costs. Net sales for DUROCK® brand cement board were down in the second quarter of 2009 compared with the second quarter of 2008 primarily due to a 27% decrease in volume, partially offset by 3% higher selling prices. Gross profit for cement board was adversely affected by the lower volume and 4% higher manufacturing costs. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels declined in the second quarter of 2009 compared with the second quarter of 2008 reflecting a 37% decrease in volume partially offset by 4% higher selling prices and 3% lower manufacturing costs.

CGC Inc.: Net sales declined $26 million, or 29%, in the second quarter of 2009 compared with the second quarter of 2008. The unfavorable effects of currency translation resulting from a stronger U.S. dollar adversely affected net sales by $10 million, sales of SHEETROCK® brand gypsum wallboard decreased $8 million, reflecting a 19% decline in volume, and lower sales of other products and outbound freight reduced net sales by $8 million. Operating profit of $2 million was recorded in the second quarter of 2009 compared with an operating loss of $1 million in the second quarter of 2008. This improvement in operating profit primarily reflected lower selling and administrative, information technology and other expenditures, which contributed $5 million in operating profit improvement, partially offset by a $2 million decrease in gross profit for gypsum wallboard and other products primarily due to lower volumes.
USG Mexico, S.A. de C.V.: Net sales in the second quarter of 2009 for our Mexico-based subsidiary were down $20 million, or 37%, compared with the second quarter of 2008. Sales of gypsum wallboard declined $7 million primarily due to a 31% drop in volume. Sales of drywall steel were down $5 million and the aggregate net sales of other products were down $7 million due to lower volumes. The unfavorable effect of currency translation resulting from a stronger U.S. dollar resulted in a $1 million decline in sales. Operating profit was $3 million in the second quarter of 2009 compared with $7 million in the second quarter of 2008. This decline primarily reflected a $3 million decrease in gross profit for gypsum wallboard as a result of the lower volume.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the second quarter of 2009 were $337 million, down $205 million, or 38%, compared with the second quarter of 2008. Second quarter 2009 net sales reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 36% decrease in gypsum wallboard shipments adversely affected net sales by $66 million, while average gypsum wallboard selling prices were virtually unchanged. Net sales of construction metal products decreased $73 million, or 50%, and net sales of ceilings products decreased $12 million, or 17%. Net sales of all other nonwallboard products decreased $54 million, or 37%. As a result of lower product volumes, same-location net sales for the second quarter of 2009 were down 24% compared with the second quarter of 2008.
     An operating loss of $26 million was incurred in the second quarter of 2009 compared with an operating profit of $8 million in the second quarter of 2008. This $34 million decline largely reflected the lower gypsum wallboard shipments, which adversely affected operating profit by $16 million, and a 20% decline in gypsum wallboard gross margin which, including the impact of rebates, adversely affected operating profit by $8 million. Gross profit for other product lines decreased $37 million. These unfavorable factors were partially offset by a $27 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs designed to mitigate the effects of the lower product volumes and resultant gross profit declines. Those programs included the closure of 54 distribution centers in 2008 and nine distribution centers in the first six months of 2009, a fleet reduction program and decreases in discretionary spending. Both the second quarter 2009 and second quarter 2008 operating losses included $5 million of restructuring charges.
     For the first six months of 2009, net sales were $690 million compared with $1.032 billion in the first six months of 2008, a decline of $342 million, or 33%. An operating loss of $36 million was incurred in the first six months of 2009 compared with operating profit of $8 million in the first six months of 2008.
     L&W Supply closed eight distribution centers in the second quarter of 2009 and continued to serve its customers from 190 centers in the United States as of June 30, 2009. L&W Supply operated 230 centers in the United States and Mexico as of June 30, 2008.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $173 million in the second quarter of 2009 compared with $237 million in the second quarter of 2008, a decline of $64 million, or 27%. Operating profit in the second quarter of 2009 was $18 million, a decrease of $12 million, or 40%, compared with the second quarter of 2008. Net sales were $344 million in the first six months of 2009 compared with $448 million in the first six months of 2008, a decline of $104 million, or 23%. Operating profit was $36 million, a decrease of $18 million, or 33%, compared with the first six months of 2008.
USG Interiors, Inc.: Net sales in the second quarter of 2009 for our domestic ceilings business fell to $113 million, a decrease of $28 million, or 20%, compared with the second quarter of 2008 primarily due to lower volumes for ceiling grid and tile, partially offset by higher selling prices. Operating profit declined to $17 million, a decrease of $4 million, or 19%, compared with the second quarter of 2008 primarily due to the lower volume for ceiling grid, partially offset by lower selling and administrative expenses.
     Net sales in the second quarter of 2009 declined $14 million for ceiling grid, $6 million for ceiling tile and $8 million for other products compared with the second quarter of 2008 due to reduced commercial construction activity. A 34% decrease in ceiling grid volume lowered sales by $16 million, while 8% higher selling prices contributed a $2 million increase in sales. Net sales for ceiling tile were down as a result of 19% lower volume, which adversely affected sales by $8 million, partially offset by 6% higher selling prices that contributed a $2 million increase in net sales.
     Gross profit for ceiling grid declined $7 million in the second quarter of 2009 compared with the second quarter of 2008. The lower level of volume accounted for $6 million of the decrease and a lower gross margin accounted for $1 million. The lower gross margin for ceiling grid reflected higher manufacturing costs, primarily due to an increase in steel costs, partially offset by higher grid selling prices. Gross profit for ceiling tile was virtually unchanged in the second quarter of 2009 compared with the second quarter of 2008. The lower volume for ceiling tile adversely affected gross profit by $2 million. This decline was offset by a 6% increase in ceiling tile selling prices while per unit manufacturing costs were virtually unchanged. Lower selling and administrative expenses and restructuring charges, partially offset by lower gross profit for other products, resulted in a $3 million favorable impact on operating profit.
USG International: Net sales of $55 million in the second quarter of 2009 declined $37 million, or 40%, compared with the second quarter of 2008. Operating profit was $1 million in the second quarter of 2009 compared with $4 million in the second quarter of 2008. In both periods, operating profit included $1 million of restructuring charges. The lower levels of sales and profitability were largely due to lower demand for ceiling grid and joint compound in Europe, lower demand for ceiling grid and tile in the Asia-Pacific region and lower demand for gypsum products in Latin America as well as the unfavorable effects of currency translation resulting from a stronger U.S. dollar. The decline in operating profit was partially offset by reduced selling and administrative expenses.
CGC Inc.: Net sales in the second quarter of 2009 of $15 million were down $4 million, or 21%, compared with the second quarter of 2008. Operating profit was breakeven for the second quarter of 2009 compared with $5 million for the second quarter of 2008. This decline primarily reflected lower volumes and higher manufacturing costs for ceiling tile and grid.
Liquidity and Capital Resources
LIQUIDITY
As of June 30, 2009, we had cash of $302 million compared with $471 million as of December 31, 2008. During the first six months of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement and borrowed an additional $25 million under our ship mortgage facility. Our total liquidity as of June 30, 2009 was $495 million, comprised of the $302 million of cash and $193 million in borrowing availability under our revolving credit facilities.
     Our amended and restated credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. The amended and restated facility has a single financial covenant that will only apply if borrowing availability under the facility is less than $75 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2009, our borrowing availability under the revolving credit facility, taking into account outstanding letters of credit of $84 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $167 million. We also have 30 million Can. $ available for borrowing under CGC’s credit facility, which was entered into in June 2009 and is secured by substantially all of CGC’s assets other than its intellectual property. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of June 30, 2009 was $26 million.
     We have taken significant actions to reduce the cash needed to operate our businesses. We expect operating cash inflows to improve in 2009 from 2008 levels as a result of the approximately $150 million of cost savings from our 2008 restructuring actions and additional cost reduction actions taken during the second quarter of this year, which are expected to reduce our expenses by $50 million annually. These operating cash inflows are expected to partially fund our cash requirements. Any shortfall is expected to be funded by cash on hand, borrowings under our revolving credit facilities, other potential borrowings and potential sales of surplus property.
     We expect to lower our level of capital expenditures to approximately $50 million in 2009, reflecting the substantial completion of a number of strategic investments. In the first six months of 2009, our capital expenditures totaled $28 million, a $144 million decrease compared with the first six months of 2008 capital expenditures of $172 million. Interest payments will increase to approximately $138 million in 2009 due to the higher level of debt outstanding. We have no term debt maturities until 2016, other than approximately $7 million of annual debt amortization under our ship mortgage facility. Due to significant tax loss carryforwards, our income tax payments are expected to be very low for the next several years.
     We believe that cash on hand, cash available from future operations and the sources of funding described above will provide sufficient liquidity to fund our operations for at least the next 12 months. However, overall cash flows are expected to continue to be negative and reduce our liquidity in the near term. Cash requirements include, among other things, capital expenditures, working capital needs, interest, pension plan funding and other contractual obligations.
     Notwithstanding the above, a material uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during 2008 and continuing into 2009, we took actions to reduce costs and increase our liquidity. We will continue our efforts to increase financial flexibility, but there can be no assurance that our efforts to date and future actions will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations. We are seeking to access the financial markets in an effort to obtain additional financing to enhance our liquidity. There can be no assurance that we will be able to obtain financing on acceptable terms, or at all.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)
Six Months ended June 30,	2009	2008

Net cash provided by (used for):
Operating activities	$29	$(91)
Investing activities	(24)	(173)
Financing activities	(175)	146
Effect of exchange rate changes on cash	1	2

Net decrease in cash and cash equivalents	$(169)	$(116)

Operating Activities: The variation between the first six months of 2009 and the first six months of 2008 was largely attributable to cash flows of $36 million provided by working capital in the 2009 period compared with the use of $61 million in the 2008 period. This variation reflected the net impact of a lower level of business on receivables, inventories and payables during the first six months of 2009 and an increased emphasis on working capital management.
Investing Activities: The variation between the first six months of 2009 and the first six months of 2008 reflected a $144 million reduction in the level of capital expenditures in the 2009 period, as explained below.
Financing Activities: The variation between the first six months of 2009 and the first six months of 2008 primarily reflected our use of $190 million of cash in the first quarter of 2009 to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement, additional borrowing of $25 million under our ship mortgage facility during the second quarter of 2009 and net borrowings of $147 million under the revolving credit facility during the first six months of 2008.
WORKING CAPITAL
As of June 30, 2009, working capital (current assets less current liabilities) amounted to $751 million, and the ratio of current assets to current liabilities was 2.54-to-1. As of December 31, 2008, working capital amounted to $738 million, and the ratio of current assets to current liabilities was 1.98-to-1.
Cash and Cash Equivalents: As of June 30, 2009, we had cash of $302 million compared with $471 million as of December 31, 2008. During the first six months of 2009, we used $190 million of cash to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement and borrowed an additional $25 million under our ship mortgage facility.
Receivables: As of June 30, 2009, receivables were $442 million, down $25 million, or 5%, from $467 million as of December 31, 2008. This decline was primarily attributable to the receipt of an $11 million cross-currency swap settlement in the first quarter of 2009 and a $9 million decrease in customer receivables as a result of a 4% decline in consolidated net sales for June 2009 compared with December 2008. These decreases were partially offset by a $4 million increase in collateral that we were required to provide to our derivative counterparties as a result of changes in the market value of our derivatives.
Inventories: As of June 30, 2009, inventories were $330 million, down $74 million, or 18%, from $404 million as of December 31, 2008. This decrease primarily reflected reductions of $48 million in finished goods and work-in-progress and $26 million in raw materials in response to the weak market conditions.
Accounts Payable: As of June 30, 2009, accounts payable were $214 million, down $6 million, or 3%, from $220 million as of December 31, 2008. The lower level of accounts payable was primarily due to our lower production levels.

Accrued Expenses: As of June 30, 2009, accrued expenses were $261 million, down $77 million, or 23%, from $338 million as of December 31, 2008. The lower level of accrued expenses primarily reflected (1) a $30 million decrease in restructuring-related accruals, (2) the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% contingent convertible senior notes as a result of approval of the conversion feature of the notes by our stockholders in February 2009 and (3) a $17 million decrease in accruals for incentive compensation.
CAPITAL EXPENDITURES
Capital spending amounted to $28 million in the first six months of 2009 compared with $172 million in the first six months of 2008. Because of the high level of investment that we made in our operations over the past several years and the current market environment, we plan to limit our capital spending in 2009 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $247 million as of June 30, 2009 compared with $263 million as of December 31, 2008. Approved expenditures as of June 30, 2009 included $211 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed until 2012, with production targeted to begin in 2014. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities or other alternative financings.
DEBT
Total debt, consisting of senior notes, contingent convertible senior notes, industrial revenue bonds, outstanding borrowings under our ship mortgage facility and outstanding borrowings under our revolving credit facility, amounted to $1.670 billion as of June 30, 2009 compared with $1.836 billion as of December 31, 2008. As discussed above, during the first quarter of 2009, $190 million of cash was used to repay borrowings under our revolving credit facility in connection with its amendment and restatement. There were no borrowings outstanding under that facility or CGC’s credit facility as of June 30, 2009. During the second quarter of 2009, we borrowed an additional $25 million under our ship mortgage facility. See Note 7 to the Condensed Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
Our consolidated balance sheet as of June 30, 2009 included a gross deferred tax asset of $653 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss, or NOL, and tax credit carryforwards. The NOL and tax credit carryforwards are a result of the losses incurred in recent years. We have concluded, based on the weight of available evidence, that all but $184 million of these tax benefits are more likely than not to be realized in the future.
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
     As of June 30, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $403 million. We have federal NOLs of approximately $1.012 billion that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $69 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.210 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required in order to realize the U.S. deferred tax assets. As a result, management has concluded that it is more likely than not that these U.S. federal net deferred tax assets will be realized. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at June 30, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
     In contrast to the results under the Internal Revenue Code, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of June 30, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $243 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. Based on projections of future taxable income in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $178 million is required.
     We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at June 30, 2009, We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of June 30, 2009, our annual NOL utilization would have been limited to approximately $46 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Based on information available as of June 30, 2009, we estimate our current cumulative ownership change to be between 38% and 40%.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. This litigation includes multiple lawsuits, including class actions, filed in Florida, Louisiana and Alabama in 2009 relating to Chinese-manufactured drywall distributed by L&W Supply Corporation in 2006. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused, among other things, property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.
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
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on February 20, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2009.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We adopted this statement effective January 1, 2009.
     In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP when it is effective.
     In December 2008, the Emerging Issues Task Force, or EITF, of the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under this pronouncement, companies must evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two-step approach. Step 1 requires an evaluation of the instrument’s contingent exercise provisions. Step 2 requires the evaluation of the instrument’s settlement provisions. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We will comply with this pronouncement if new arrangements involving equity-linked financial instruments are entered into.
     In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this statement effective June 15, 2009.

     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this statement effective June 15, 2009. There was no impact on our financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this statement effective June 15, 2009.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently reviewing this statement to determine the impact, if any, that it may have on our financial statements and we will adopt this statement when it becomes effective.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM, or Codification, will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
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
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, the majority of our anticipated purchases of natural gas for the remainder of 2009 are hedged and lesser percentages are hedged for 2010 through 2012. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts as of June 30, 2009 was $9 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $44 million, and they all mature by December 31, 2010. As of June 30, 2009, the fair value of these hedges was a $1 million pretax gain that was recorded to earnings.
     We also have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these contracts is $17 million and they mature by December 23, 2009. The fair market value of these contracts was immaterial as of June 30, 2009. A sensitivity analysis was prepared to estimate the potential change in the fair value of these foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of these foreign exchange forward contracts as of June 30, 2009 was $2 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of June 30, 2009, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100 basis-point increase in interest rates. Based on results of this analysis, which may differ from actual results, the potential change in interest expense would be $1 million.
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
     There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the Condensed Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on June 30, 2009 into a total of approximately 4,181 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2009 annual meeting of stockholders on May 13, 2009. At the meeting, Jose Armario and W. Douglas Ford were elected to serve on our Board of Directors for three-year terms expiring in 2012 and the stockholders ratified the appointment by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent registered public accountants for 2009. The votes on these matters were as follows:

	For	Withheld

1. Election of Directors:
Jose Armario	76,053,291	14,337,551
W. Douglas Ford	73,970,188	16,420,654

	For	Against	Abstain

2. Ratification of Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants for 2009	90,001,960	303,262	85,617

ITEM 6.	EXHIBITS
3.1	Amended and Restated By-Laws of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

10.1	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and the Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated July 6, 2009)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith

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
D. Rick Lowes,
Senior Vice President and Controller
July 28, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Amended and Restated By-Laws of USG Corporation (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

10.1	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and the Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated July 6, 2009)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith