Form 10-Q
period 2009-09-30
USG CORP
filed 2009-10-29
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of shares of the registrant’s common stock outstanding as of September 30, 2009 was 99,292,219

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions, except per-share and share data)	2009	2008	2009	2008

Net sales	$822	$1,211	$2,515	$3,627
Cost of products sold	784	1,147	2,378	3,441

Gross profit	38	64	137	186
Selling and administrative expenses	67	91	219	287
Restructuring and long-lived asset impairment charges	22	5	51	30
Goodwill and other intangible asset impairment charges	41	—	41	—

Operating loss	(92)	(32)	(174)	(131)
Interest expense	42	21	120	59
Interest income	(2)	(2)	(3)	(5)
Other (income) expense, net	(1)	3	(10)	2

Loss before income taxes	(131)	(54)	(281)	(187)
Income tax benefit	(37)	(18)	(92)	(73)

Net loss	$(94)	$(36)	$(189)	$(114)

Basic loss per common share	$(0.96)	$(0.36)	$(1.91)	$(1.15)
Diluted loss per common share	$(0.96)	$(0.36)	$(1.91)	$(1.15)

Average common shares	99,254,483	99,114,947	99,219,560	99,081,335
Average diluted common shares	99,254,483	99,114,947	99,219,560	99,081,335
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	September 30,	December 31,
(millions)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$621	$471
Restricted cash	2	1
Receivables (net of reserves — $14 and $15)	409	467
Inventories	319	404
Income taxes receivable	4	15
Deferred income taxes	55	68
Other current assets	88	68

Total current assets	1,498	1,494

Property, plant and equipment (net of accumulated depreciation and depletion — $1,499 and $1,368)	2,454	2,562
Deferred income taxes	446	374
Goodwill	—	12
Other assets	256	277

Total assets	$4,654	$4,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$242	$220
Accrued expenses	276	338
Short-term debt	—	190
Current portion of long-term debt	7	4
Income taxes payable	6	4

Total current liabilities	531	756

Long-term debt	1,956	1,642
Deferred income taxes	7	7
Other liabilities	683	764
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(194)	(199)
Capital received in excess of par value	2,635	2,625
Accumulated other comprehensive loss	(126)	(227)
Retained earnings (deficit)	(848)	(659)

Total stockholders’ equity	1,477	1,550

Total liabilities and stockholders’ equity	$4,654	$4,719

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	ended September 30,
(millions)	2009	2008
Operating Activities
Net loss	$(189)	$(114)
Adjustments to reconcile net loss to net cash:
Goodwill and other intangible asset impairment charges	41	—
Depreciation, depletion and amortization	157	132
Share-based compensation expense	17	21
Deferred income taxes	(89)	(80)
Gain on asset dispositions	(8)	—
Convertible debt embedded derivative	(10)	—
(Increase) decrease in working capital (net of acquisitions):
Receivables	58	(101)
Income taxes receivable	12	31
Inventories	82	(60)
Payables	26	28
Accrued expenses	(34)	15
Decrease (increase) in other assets	7	(28)
(Decrease) increase in other liabilities	(16)	17
Other, net	16	(4)

Net cash provided by (used for) operating activities	70	(143)

Investing Activities
Capital expenditures	(36)	(209)
Investment in joint venture	(7)	—
Net proceeds from asset dispositions	10	—
Return (deposit) of restricted cash	(1)	—
Acquisition of business, net of cash acquired	—	(1)

Net cash used for investing activities	(34)	(210)

Financing Activities
Issuance of debt	319	940
Repayment of debt	(194)	(714)
Payment of debt issuance fees	(15)	(7)
Excess tax benefits from share-based compensation	(1)	(1)

Net cash provided by financing activities	109	218

Effect of exchange rate changes on cash	5	(3)

Net increase (decrease) in cash and cash equivalents	150	(138)
Cash and cash equivalents at beginning of period	471	297

Cash and cash equivalents at end of period	$621	$159

Supplemental Cash Flow Disclosures:
Interest paid	$98	$61
Income taxes refunded, net	$(4)	$(26)
Payables adjustment for capital expenditures	$(5)	$(24)
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
2. Recent Accounting Pronouncements
In December 2007, the FASB issued an update to ASC 810 “Consolidation.” The objective of the update is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the update, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet is eliminated and the practice of reporting minority interest expense also changes. The update also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this update effective January 1, 2009. The impact on our financial statements was immaterial.
In December 2008, the FASB issued an update to ASC 715 “Compensation — Retirement Benefits.” This update requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This update replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls. This update is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this update when it is effective.

In May 2009, the FASB issued an update to ASC 855 “Subsequent Events.” This update establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this update effective June 30, 2009.
In June 2009, the FASB issued an update to ASC 810 “Consolidation.” This update addresses (1) the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 “Transfers and Servicing” and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements, and we will adopt it effective January 1, 2010.
In August 2009, the FASB issued an update to ASC 820 “Fair Value Measurements and Disclosures. This update provides additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. It clarifies, among other things, how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This update is effective for the first reporting period (including interim periods) beginning after its issuance. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements.
3. Restructuring and Long-Lived Asset Impairment Charges
In response to continuing adverse market conditions, we implemented restructuring activities during the first nine months of 2009 and throughout 2008 that resulted in the restructuring and long-lived asset impairment charges described below.
2009
During the first nine months of 2009, we recorded restructuring and long-lived asset impairment charges totaling $51 million pretax. On a segment basis, $24 million of the charges related to North American Gypsum, $14 million to Building Products Distribution, $3 million to Worldwide Ceilings and $10 million to Corporate.
Third quarter restructuring and long-lived asset impairment charges totaled $22 million. A charge of $10 million for asset impairments primarily related to the write-downs of the values of machinery and equipment at the temporarily idled structural cement panel production facility in Delavan, Wis., and gypsum wallboard production facility in Detroit, Mich. A charge of $6 million for lease obligations primarily related to the closure of distribution centers. A charge of $4 million for severance primarily related to salaried workforce reductions. An additional $2 million was recorded for other exit costs.
Second quarter restructuring and long-lived asset impairment charges totaled $19 million. A charge of $6 million for severance included $5 million related to salaried workforce reductions and $1 million for severance related to the closure of eight distribution centers, the temporary idling of a paper mill in Clark, N.J., which occurred in the third quarter of 2009, and the permanent closure of a sealants and finishes production facility in La Mirada, Calif. A charge of $5 million for lease obligations related to the closure of the distribution centers. A charge of $3 million for asset impairments related to the write-downs of the values of machinery and equipment at the permanently closed (1) gypsum wallboard production facility in Santa Fe Springs, Calif., (2) cement board production facility in Santa Fe Springs, Calif., and (3) sealants and finishes production facility in La Mirada, Calif. An additional $5 million was recorded for the write-off of repair parts and other exit costs.

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
2008
During 2008, we recorded restructuring and long-lived asset impairment charges totaling $98 million pretax primarily associated with salaried workforce reductions, the temporary idling or permanent closure of production facilities and the closure of 54 distribution centers. These charges included $50 million for severance, $24 million for lease obligations, $18 million for asset impairments, $4 million for other exit costs related to 2008 restructuring activities and $2 million related to production facilities that were closed in 2007. On a segment basis, $48 million of the total related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate.
RESTRUCTURING RESERVES
Restructuring reserves totaling $30 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2009. Restructuring-related payments totaled $49 million in the first nine months of 2009. We expect future payments with respect to these reserves to be approximately $10 million in the fourth quarter of 2009, $10 million in 2010 and the remaining $10 million after 2010. All restructuring-related payments in 2008 and the first nine months of 2009 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. The restructuring reserve is summarized as follows:

	Balance	2009 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/08	Charges	Payments	Impairment	9/30/09
Severance	$27	$12	$(32)	$—	$7
Asset impairments	—	16	—	(16)	—
Lease obligations	23	15	(11)	(6)	21
Other exit costs	—	8	(6)	—	2

Total	$50	$51	$(49)	$(22)	$30

4. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2009	2008	2009	2008
Net Sales:
North American Gypsum	$443	$610	$1,363	$1,853
Building Products Distribution	329	526	1,019	1,558
Worldwide Ceilings	173	227	517	675
Eliminations	(123)	(152)	(384)	(459)

Total	$822	$1,211	$2,515	$3,627

Operating Profit (Loss):
North American Gypsum	$(31)	$(44)	$(72)	$(154)
Building Products Distribution	(73)	5	(109)	13
Worldwide Ceilings	21	26	57	80
Corporate	(12)	(17)	(53)	(71)
Eliminations	3	(2)	3	1

Total	$(92)	$(32)	$(174)	$(131)

The total operating loss for the third quarter of 2009 included restructuring and long-lived asset impairment charges totaling $22 million. On a segment basis, $11 million of the charges related to North American Gypsum, $8 million to Building Products Distribution, $2 million to Worldwide Ceilings and $1 million to Corporate.
The total operating loss for the first nine months of 2009 included restructuring and long-lived asset impairment charges totaling $51 million. On a segment basis, $24 million of the charges related to North American Gypsum, $14 million to Building Products Distribution, $3 million to Worldwide Ceilings and $10 million to Corporate.
The total operating losses for the third quarter and first nine months of 2009 also included goodwill and other intangible asset impairment charges of $41 million related to Building Products Distribution. See Note 6 for additional information regarding these charges.
The total operating loss for the third quarter of 2008 included restructuring and long-lived asset impairment charges totaling $5 million. On a segment basis, $4 million of the charges related to North American Gypsum and $1 million to Building Products Distribution.
The total operating loss for the first nine months of 2008 included restructuring and long-lived asset impairment charges totaling $30 million. On a segment basis, $17 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.
Financial information for the 2008 periods was retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.
See Note 3 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of September 30, 2009.

5. Earnings Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% convertible senior notes. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table:

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount
Three Months Ended September 30, 2009:
Basic loss	$(94)	99,254	$(0.96)

Diluted loss	$(94)	99,254	$(0.96)

Three Months Ended September 30, 2008:
Basic loss	$(36)	99,115	$(0.36)

Diluted loss	$(36)	99,115	$(0.36)

Nine Months Ended September 30, 2009:
Basic loss	$(189)	99,220	$(1.91)

Diluted loss	$(189)	99,220	$(1.91)

Nine Months Ended September 30, 2008:
Basic loss	$(114)	99,081	$(1.15)

Diluted loss	$(114)	99,081	$(1.15)

The diluted losses per share for the third quarter and the first nine months of 2009 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our 10% convertible senior notes were not included in the computation of the diluted loss per share in the third quarter and first nine months of 2009 because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 5.4 million common shares for the third quarter of 2009 and 5.2 million common shares for the first nine months of 2009 were not included in the computation of diluted earnings per share for those periods because they were anti-dilutive.
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

6. Goodwill and Other Intangible Assets
We perform impairment tests on goodwill and other intangible assets with indefinite useful lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite useful life to below its carrying value.
The measurement of goodwill impairment consists of two steps. In the first step, we compare the fair value of the reporting unit with goodwill to its carrying value. As part of our impairment analysis, we determine the fair value of that reporting unit using the income approach, which uses a discounted cash flow methodology to determine fair value. If the carrying value of the reporting unit exceeds its fair value, we perform a second step in order to determine the implied fair value of goodwill of the reporting unit and to compare it to its carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. The measurement of impairment for other intangible assets with indefinite useful lives, primarily comprised of trade names, consists of a comparison of the fair value of an intangible asset with its carrying amount. An income approach is used for valuing trade names. Assumptions used in the income approach for valuing trade names include projected revenues and assumed royalty, long-term growth and discount rates. If the fair value is less than the carrying value of either goodwill or other intangible assets with indefinite useful lives, an impairment loss is recognized in an amount equal to that excess.
Because of continuing weak economic conditions, macroeconomic factors impacting industry business conditions, recent segment operating performance and our decision in September 2009 to close 28 distribution centers, we performed interim impairment tests on L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment, as of September 30, 2009. This testing indicated that the fair value of the L&W Supply reporting unit was less than its carrying value and, as a result, impairment existed. Consequently, in the third quarter of 2009, we recorded noncash impairment charges totaling $41 million pre-tax, of which $29 million related to L&W Supply’s intangible assets associated with trade names and $12 million was its remaining goodwill balance. A portion of the charge related to goodwill and all of the charge related to trade names were deductible for tax purposes, resulting in a tax benefit of $13 million. No impairment existed for the assessed value of L&W Supply’s intangible assets associated with customer relationships.
Other intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of September 30, 2009				As of December 31, 2008
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$—	$(18)	$52	$70	$—	$(13)	$57
Other	9	—	(4)	5	9	—	(3)	6

Subtotal	79	—	(22)	57	79	—	(16)	63
Intangible Assets with Indefinite Lives:
Trade names	53	(29)	—	24	66	(13)	—	53
Other	9	—	—	9	9	—	—	9

Subtotal	62	(29)	—	33	75	(13)	—	62

Total	$141	$(29)	$(22)	$90	$154	$(13)	$(16)	$125

Intangible assets with definite lives are amortized. Total amortization expense for these intangible assets was $6 million for each of the first nine months of 2009 and the first nine months of 2008. Estimated annual amortization expense for intangible assets with definite lives is $8 million for each of the years 2009 through 2011 and $7 million for each of the years 2012 through 2014.

7. Debt
Total debt consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2009	2008
6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
9.75% senior notes, net of discount	295	—
10% convertible senior notes, net of discount	380	379
Ship mortgage facility	50	29
Industrial revenue bonds	239	239
Revolving credit facility	—	190

Total	$1,963	$1,836

CREDIT FACILITY
Our credit agreement is secured by the trade receivables and inventory of USG and its significant domestic subsidiaries and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million or (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based upon an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
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
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2009, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility are approximately $147 million. As of September 30, 2009, there were no borrowings under the facility and outstanding letters of credit totaled $86 million. The interest rate as of that date was 3.3%. As of December 31, 2008, $190 million of borrowings were outstanding under the credit facility and classified as short-term debt on our condensed consolidated balance sheet. We repaid those borrowings in January 2009, and we recorded a pretax charge of $7 million during the first quarter of 2009 to write-off deferred financing fees, in connection with amendment and restatement of the credit agreement.
SENIOR NOTES
During the third quarter of 2009, we completed an offering of $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the condensed consolidated balance sheet at $295 million, which is net of debt discount of $5 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

We have $500 million of 7.75% senior notes due 2018 that are recorded on the condensed consolidated balance sheet at $499 million, which is net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 9.50%. We also have $500 million of 6.3% senior notes due 2016.
The 9.75% senior notes, 7.75% senior notes and the 6.3% senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. The 9.75% senior notes also contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% senior notes and the 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investor Services Inc. and Standard & Poor’s Ratings Services. All three series of notes also contain a provision that allows us to redeem the notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed and (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus a spread (as outlined in the respective indentures), plus, in each case, any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 outstanding that are recorded on the condensed consolidated balance sheets at $380 million, which is net of debt discount of $20 million as a result of the embedded derivative discussed in Note 8. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $11.40 per share. The notes contain anti-dilutive provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. As of September 30, 2009, both advances provided for under the secured loan facility had been drawn and the total outstanding loan balance under the secured loan facility was $50 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2009.
Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate on borrowings under this facility was 2.45% as of September 30, 2009. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement beginning three months after the date of the advance, with the balance repayable eight years after the date of the advance. The secured loan facility agreement contains affirmative and negative covenants affecting GTL, including financial covenants requiring it to maintain or not exceed specified levels of net worth, borrowings to net worth, cash reserves and EBITDA to debt service. The secured loan facility agreement also contains certain customary events of default. USG Corporation has guaranteed the obligations of GTL under the secured loan facility, and GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility.

CGC CREDIT FACILITY
Our Canadian subsidiary, CGC Inc., or CGC, has a 30 million Can. $ credit agreement with The Toronto-Dominion Bank. The credit agreement allows for revolving loans and letters of credit (up to 3 million Can. $ in aggregate) in an aggregate principal amount not to exceed 30 million Can. $. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property.
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
As of September 30, 2009, there were no borrowings or letters of credit outstanding under this credit agreement. The U.S. dollar equivalent of borrowings available under this agreement as of September 30, 2009 was $28 million.
OTHER INFORMATION
The fair value of our debt was $2.254 billion as of September 30, 2009 and $1.407 billion as of December 31, 2008. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on instruments with similar terms and maturities or internal valuation models.
As of September 30, 2009, we were in compliance with the covenants contained in our credit facilities.
8. Derivative Instruments
OVERVIEW
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss), or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not classified as fair value, cash flow or net investment hedges, all changes in fair value are recorded to earnings.
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2009, we had swap contracts to exchange monthly payments on notional amounts of natural gas amounting to $99 million. All of these contracts mature by December 31, 2012. As of September 30, 2009, the fair value of these swap contracts which remained in AOCI was a $31 million unrealized loss. For swap contracts still designated as cash flow hedges, no ineffectiveness was recorded in the first nine months of 2009. Gains and losses on the contracts are reclassified into earnings when the underlying forecasted transactions affect earnings. As of September 30, 2009, we determined that the forecasted purchases of natural gas to which a portion of the hedge contracts relate were probable of not occurring. As a result, the associated hedge contracts were de-designated as cash flow hedges and we reclassified $4 million of losses from AOCI to earnings in the third quarter.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $48 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded to earnings. As of September 30, 2009, the fair value of these hedges was a $5 million gain.
We have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these hedges is $24 million and they mature by June 28, 2010. The fair value of these hedges that remained in AOCI was a $1 million unrealized loss as of September 30, 2009. These forward contracts are designated as cash flow hedges and had no ineffectiveness in the first nine months of 2009. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings.
EMBEDDED DERIVATIVE INSTRUMENTS
The 10% convertible senior notes that we issued in the fourth quarter of 2008 bear interest at the rate of 10% per year. If, however, our stockholders had not approved the issuance of shares of our common stock upon conversion of the notes, the interest rate on the notes would have increased to 20% per annum. We evaluated this interest rate increase feature and determined it to be an embedded derivative that was required to be bifurcated and valued separately as of November 26, 2008, the date of issuance of the notes. The fair value of this embedded derivative was determined to be $21 million on the issuance date of the notes. This amount was recorded as a current liability and as a reduction to the initial carrying amount of the notes that will be amortized to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2008, the fair value of this embedded derivative liability was $10 million and the $11 million change in value was recorded as income in other (income) expense, net in the fourth quarter of 2008. As a result of the approval of the conversion feature of the notes by our stockholders on February 9, 2009, the remaining $10 million liability was reversed to income in other (income) expense, net in the first quarter of 2009.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of September 30, 2009, our derivatives were in a net-liability position of $30 million, and we provided $32 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. As a result, amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the nine months ended September 30, 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(24)	Cost of products sold	$(50)
Foreign exchange contracts	(2)	Cost of products sold	(1)

Total	$(26)		$(51)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Interest rate contracts	Interest expense	$(1)
Interest rate contracts	Other (income) expense, net	1
Commodity contracts	Cost of products sold	(4)
Foreign exchange contracts	Other (income) expense, net	2

Total		$(2)

As of September 30, 2009, we had no derivatives designated as net investment or fair value.
The following are the fair values of derivative instruments on the condensed consolidated balance sheet as of September 30, 2009 (dollars in millions):

Derivatives	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$2	Accrued expenses	$20
Commodity contracts	Other assets	1	Other liabilities	13
Foreign exchange contracts	Other current assets	—	Accrued expenses	1

	Total	$3	Total	$34

Derivatives Not	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$—	Accrued expenses	$4
Foreign exchange contracts	Other current assets	4	Accrued expenses	—
Foreign exchange contracts	Other assets	1	Other liabilities	—

	Total	$5	Total	$4

Total Derivatives		$8		$38

9. Fair Value Measurements
We primarily use readily observable market data in conjunction with internally developed valuation models when valuing our derivative portfolio and, consequently, we designate most of our derivatives as Level 2. There are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. As of September 30, 2009, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(millions)	2009	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$8	$—	$8	$—
Derivative liabilities	(38)	—	(38)	—
As of September 30, 2009, certain trade names were measured at fair value on a nonrecurring basis as a result of an interim impairment test. Using the techniques and assumptions discussed in Note 6, the trade names were valued using measurements classified as Level 3. We recorded a noncash impairment charge of $29 million in the third quarter of 2009 to write-down trade names to their fair value of $24 million.
As of December 31, 2008, the fair value of the embedded derivative liability related to our 10% convertible senior notes was $10 million. Following our stockholders’ approval of the conversion feature of the notes in February 2009, the value of the derivative became zero and we recorded the remaining $10 million as income in other (income) expense, net on the condensed consolidated statement of operations in the first quarter of 2009.
10. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2009	2008	2009	2008
Net loss	$(94)	$(36)	$(189)	$(114)
Gain (loss) on derivatives, net of tax	14	(64)	15	(16)
Gain (loss) on unrecognized pension and postretirement benefit costs, net of tax *	(3)	1	42	6
Marketable securities, net of tax	—	1	—	1
Foreign currency translation, net of tax	23	(31)	44	(28)

Total comprehensive loss	$(60)	$(129)	$(88)	$(151)

*	Includes the impact of the actual results of the 2009 actuarial valuations for the pension and postretirement benefit plans and the remeasurement described in Note 13.

AOCI consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2009	2008
Unrecognized loss on pension and postretirement benefit plans, net of tax	$(127)	$(169)
Loss on derivatives, net of tax	(20)	(35)
Foreign currency translation, net of tax	21	(23)

Total	$(126)	$(227)

After-tax loss on derivatives reclassified from AOCI to earnings was $15 million during the third quarter of 2009. We estimate that we will reclassify an after-tax loss of $12 million within the next 12 months.
11. Inventories
Total inventories consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2009	2008
Finished goods and work in progress	$258	$312
Raw materials	61	92

Total	$319	$404

12. Asset Retirement Obligations
Changes in the liability for asset retirement obligations consisted of the following:

	Nine Months
	ended September 30,
(millions)	2009	2008
Balance as of January 1	$89	$85
Accretion expense	4	4
Liabilities incurred	6	2
Asset retirements	(1)	(1)
Foreign currency translation	2	(1)

Balance as of September 30	$100	$89

13. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2009	2008	2009	2008
Pension:
Service cost of benefits earned	$7	$9	$20	$26
Interest cost on projected benefit obligation	17	17	51	52
Expected return on plan assets	(17)	(20)	(51)	(59)
Net amortization	1	2	3	5

Net pension cost	$8	$8	$23	$24

Postretirement:
Service cost of benefits earned	$2	$3	$6	$10
Interest cost on projected benefit obligation	3	6	14	19
Net amortization	(4)	(1)	(9)	(4)

Net postretirement cost	$1	$8	$11	$25

We contributed $48 million to our pension plans during the first nine months of 2009. We expect to contribute approximately $2 million to the pension plans in the fourth quarter.
In response to continuing retiree health-care cost pressure, in the second quarter of 2009, we modified our postretirement medical plan. Effective January 1, 2011, we will place a 3% inflation cap on the increase in the annual amount we pay for medical coverage for existing retirees and eligible active employees who may qualify for retiree medical coverage in the future. This change resulted in a remeasurement of our accumulated postretirement benefit obligation, or APBO, on May 31, 2009, which reduced the obligation by $95 million. The assumptions used in the remeasurement of our APBO were unchanged from our December 31, 2008 valuation, except that the discount rate changed from 6.85% to 7.35% as of May 31, 2009.
14. Share-Based Compensation
During 2009, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS
We granted options to purchase 1,348,693 shares of common stock during the first quarter of 2009 with an exercise price of $6.86 per share, which was the closing price of a share of USG common stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year from the date of grant, or earlier in the event of death, disability, retirement or a change in control, except that 48,000 of the stock options were granted as special retention awards that generally will vest 100% after three years. The options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
We estimated the fair value of each stock option granted to be $4.12 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of historical peer volatilities over a period equal to the expected term and 50% weighting of implied volatility of our common stock. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings that concluded in 2006 on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.

The assumptions used in the valuation were as follows: expected volatility 62.58%, risk-free rate 2.63%, expected term (in years) 6.25 and expected dividends 0.
RESTRICTED STOCK UNITS
We granted RSUs with respect to 20,000 shares of common stock during the third quarter of 2009. These RSUs generally will vest 100% after five years from the date of grant. During the second quarter of 2009, we granted RSUs with respect to 2,500 shares of common stock. These RSUs generally will vest 100% after four years from the date of grant. During the first quarter of 2009, we granted RSUs with respect to 815,482 shares of common stock. These RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 1,100 of the RSUs were granted as a special retention award that generally will vest 100% after three years. Generally, all RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
PERFORMANCE SHARES
We granted 350,248 performance shares during the first quarter of 2009. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments in certain circumstances, for the three-year period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Each performance share earned will be settled in a share of our common stock.
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
15. Income Taxes
An income tax benefit of $37 million was recorded in the third quarter of 2009. The effective tax rate for the quarter was 28.3%.
We have established a valuation allowance in the amount of $205 million consisting of $195 million for deferred tax assets relating to certain state net operating loss, or NOL, and tax credit carryforwards, $6 million relating to federal foreign tax credits, and $4 million relating to NOLs and pension timing differences in foreign jurisdictions.
Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and the amount of, a valuation allowance in accordance with the more-likely-than-not standard, appropriate consideration is given to all positive and negative evidence related to realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and experience with loss carryforwards not expiring unused. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.

Our analysis of the need for a valuation allowance recognizes that we have not incurred a cumulative loss for the most recent four-year evaluation period for U.S. federal tax purposes, we incurred substantial losses in 2008 and the nine months ended September 30, 2009, and a substantial portion of those losses were the result of the deteriorating market conditions that led to the impairments of certain tangible and intangible assets and goodwill. Given current market conditions, it is likely that we will have a cumulative loss for U.S. federal tax purposes for the four years ended December 31, 2009. Based on that cumulative loss and our assessment of the other positive and negative evidence, including that forecasts of future profitability may not be used in the assessment once we have a cumulative four-year loss, a substantial valuation allowance may be required to reduce our deferred tax assets as of year- end.
Our condensed consolidated balance sheet as of September 30, 2009 included a gross deferred tax asset of $671 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss, or NOL, and tax credit carryforwards. The NOL and tax credit carryforwards are a result of the losses incurred in recent years. We have concluded, based on the weight of available evidence, that all but $205 million of these tax benefits are more likely than not to be realized in the future.
As of September 30, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $416 million. We have federal NOLs of approximately $1.089 billion that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $68 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.285 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required for us to realize the U.S. deferred tax assets.
We also have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at September 30, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
In contrast to the results under the Internal Revenue Code, which allows 10-year NOL carryback under certain circumstances, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of September 30, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $248 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards, they will expire unused. Our subsidiary, United States Gypsum Company, or U.S. Gypsum, files separate state income tax returns in several states. On this separate basis, U.S. Gypsum reached a four-year cumulative loss during the third quarter of 2009. This negative evidence could not be overcome with positive evidence and, therefore, a $14 million valuation allowance was recorded in the third quarter of 2009. Based on projections of future taxable income and sufficient negative evidence in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $195 million, which includes the $14 million referred to above, was required as of September 30, 2009.

We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at September 30, 2009. Based on our analysis of the realizability of our deferred tax assets in the United Kingdom, we concluded that, at September 30, 2009, a valuation allowance of $4 million against the deferred tax assets was required. We believe it is more likely than not that we will be able to realize the remaining $3 million deferred tax asset related to the foreign NOLs and tax credit carryforwards.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize federal NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our federal NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of September 30, 2009, our annual federal NOL utilization would have been limited to approximately $76 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitation rules. Based on information available as of September 30, 2009, we estimate our current cumulative ownership change to be between 24% and 26%.
During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, through September 30, 2009, the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding voting stock. The rights plan, as amended, exempted certain stockholders as long as they did not become beneficial owners of additional shares of our voting stock, except as otherwise provided by agreements existing at the time of the amendment and in the rights plan. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% convertible senior notes were exempted during the period in which the threshold was reduced to 4.99%. The amendment to the rights plan was intended to maximize the value of our NOL carryforwards and related tax benefits. The beneficial ownership threshold under the rights plan returned to 15% on October 1, 2009.
During the fourth quarter of 2008, the Internal Revenue Service, or IRS, concluded its audit of our federal income tax returns for the years 2005 and 2006. In the first quarter of 2009, we received final congressional Joint Committee on Taxation approval of a $1.061 billion federal tax refund that we received in 2007. Of this amount, $1.057 billion resulted from tax deductions generated by payments made to the asbestos trust in 2006 and the remaining $4 million, which we expect to be received in 2009, results from finalization of the audit results for 2006 and prior years. As a result of the audit, our federal taxable income for these years increased by $7 million in the aggregate, which resulted in a decrease to the amount of our NOL carryforwards at September 30, 2009. As a result of the closure of the IRS audit, we have recorded an income tax benefit of $6 million in the first nine months for release of reserves established as well as the impact of the audit results.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (income tax benefit). As of September 30, 2009, the total amount of interest expense accruals and penalties recognized on our condensed consolidated balance sheet was $3 million and $1 million, respectively. The total amount of interest income accruals recognized on our condensed consolidated balance sheet as of September 30, 2009 was $1 million related to the final IRS audit for the years 2005 and 2006. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the first nine months of 2009 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $28 million.
Our federal income tax returns for 2006 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2006 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $0 million to $5 million.

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
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is named as a defendant, along with many other companies, in lawsuits relating to Chinese-made wallboard installed in homes. The wallboard was manufactured by Knauf Plasterboard (Tianjin) Co. Ltd., among others, and was sold by L&W Supply primarily in the Florida region in 2006. Named defendants in these lawsuits include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, another Knauf affiliate, and other Chinese wallboard manufacturers unrelated to Knauf. Other named defendants include home builders, contractors, and other distributors. These lawsuits claim that the Chinese-made wallboard is defective and emits high levels of sulfur causing, among other things, a bad smell and corrosion of copper or other metal surfaces. Most of the lawsuits also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. Some of the lawsuits are brought by individual homeowners and some are class actions brought on behalf of a group of homeowners who claim their homes contain defective Chinese-made wallboard. The plaintiffs seek unspecified damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for personal injury, including medical monitoring in some cases.
As of the end of the third quarter of 2009, L&W Supply Corporation was a named defendant in more than 40 class actions and more than 80 individual homeowner lawsuits filed in federal courts in Florida, Louisiana, Alabama, and Mississippi relating to Chinese-made wallboard, although a majority of these cases have never been served on L&W Supply Corporation. In June 2009, all federal court lawsuits were transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings. The multi-district litigation is titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047.
In addition to being named as a defendant in federal court lawsuits, L&W Supply Corporation has been named as a defendant in state court lawsuits filed in Florida and Louisiana relating to Chinese-made wallboard. As of September 30, 2009, L&W Supply Corporation was a named defendant in more than 100 individual homeowner lawsuits filed in Florida state court and five individual homeowner lawsuits filed in Louisiana state court. L&W Supply Corporation was also named as a defendant in a lawsuit filed by Lennar Homes in Florida state court relating to Knauf Tianjin wallboard installed in homes built by Lennar in Florida.
Our records contain the addresses of the homes and other construction sites to which L&W Supply Corporation delivered wallboard. Based on a review of our records, we do not believe that L&W Supply sold or delivered wallboard (including Knauf Tianjin wallboard) to any of the homes identified in any of the lawsuits filed to date, with the following exceptions: Our records indicate that L&W Supply delivered wallboard to 12 of the approximately 400 homes in Florida which are part of the Lennar lawsuit. Our records also indicate that L&W Supply delivered wallboard to three of the more than 300 homes identified to date in the multi-district litigation.

Although USG Corporation did not manufacture, distribute, or sell any Chinese-made wallboard, all of the Chinese-made wallboard lawsuits filed against L&W Supply Corporation also name USG Corporation as a defendant.
The Chinese-made wallboard cases are in a preliminary stage, and we expect that additional similar suits will be filed. However, we believe that L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to the Florida region, were limited. Based on our records, we believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply would completely furnish approximately 250-300 average-size homes, although the actual number of homes could be somewhat larger because some homes may contain a mixture of different brands of wallboard. L&W Supply sold other Chinese-made wallboard, primarily manufactured by Knauf entities, but we are not aware of any instances in which the non-Tianjin wallboard sold by L&W Supply has been determined to cause odor or corrosion problems.
We have recorded appropriate reserves in connection with the Chinese-manufactured wallboard lawsuits. Taking into account all factors known to date, including that we did not manufacture the allegedly defective wallboard and sold a limited amount of the Knauf Tianjin wallboard, we do not believe that these lawsuits and other similar lawsuits that might be filed will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
PATENT AND TRADE SECRETS LAWSUIT
U.S. Gypsum is the plaintiff in a lawsuit against Lafarge North America Inc., or Lafarge, a manufacturer and seller of gypsum wallboard in the United States and a subsidiary of Lafarge S.A., a French corporation, also a defendant. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleges that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom are also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. We seek to recover damages measured by the amount of the unlawful benefit Lafarge received and U.S. Gypsum’s lost profits, as well as exemplary damages. Lafarge and the other defendants deny liability and contend that, even if they are liable, any damages are minimal. Trial of our case against Lafarge is scheduled for November 30, 2009. We believe that if we recover the full, or a substantial, amount of our claimed damages, this amount would be material to our results of operations, financial position and cash flows. However, as with any lawsuit, there can be no assurance as to either the outcome or the amount of damages recovered, if any.
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
Building Products Distribution: Building Products Distribution consists of L&W Supply Corporation and its subsidiaries, or L&W Supply, the leading specialty building products distribution business in the United States. It is a service oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors.
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
Geographic Information: For the first nine months of 2009, approximately 81% of our net sales were attributable to the United States. Canada accounted for approximately 9% of our net sales and other foreign countries accounted for the remaining 10%.
FINANCIAL INFORMATION
Consolidated net sales in the third quarter of 2009 were $822 million, down 32% from the third quarter of 2008. An operating loss of $92 million and a net loss of $94 million, or $0.96 per diluted share, were incurred in the third quarter of 2009. These results included charges $41 million pretax ($28 million after-tax) for goodwill and other intangible asset impairment and charges of $22 million pretax ($15 million after-tax) for restructuring and long-lived asset impairment. An operating loss of $32 million and net loss of $36 million, or $0.36 per diluted share, were recorded in the third quarter of 2008. These results included charges of $5 million pretax ($3 million after-tax) for restructuring and long-lived asset impairment. Financial information for the third quarter of 2008 was retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.

As of September 30, 2009, we had cash and cash equivalents of $621 million compared with $471 million as of December 31, 2008. During the first nine months of 2009, we completed an offering of $300 million of 9.75% senior notes due 2014, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, in particular conditions in the North American housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, declined in each of the last two years and this year. Based on data issued by the U.S. Census Bureau, U.S. housing starts were 905,500 units in 2008 compared with housing starts of 1.355 million units in 2007 and 1.801 million units in 2006. The year-over-year decline continued during the first nine months of 2009. In September 2009, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 590,000 units. Housing starts remain near the lowest levels recorded in the last 50 years. Industry analysts’ forecasts for housing starts in the United States in 2010 are for a range of from 650,000 to 900,000 units.
The repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new housing construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States in the first nine months of 2009 were 3.8 million units and sales of existing homes for all of 2009 are estimated to be 5.0 million units. Sales of existing homes in the United States in 2008 were estimated to have been 4.9 million units compared with 5.7 million units in 2007 and 6.5 million units in 2006. The declines in existing home sales in prior years have contributed to a decrease in demand for our products in 2009 from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. Industry analysts’ forecasts for residential and nonresidential repair and remodel activity in the United States are for a decline for all of 2009 of approximately 7% to 13% from the 2008 level. However, a number of industry analysts report that the declines in residential repair and remodel spending are beginning to moderate, and they forecast that spending may begin to increase by the second quarter of 2010.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which contracts were signed in the United States declined 17% in 2008 compared with 2007. New nonresidential construction declined significantly in the first nine months of 2009 compared with the first nine months of 2008. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 40% to 45% for all of 2009 from the 2008 level and will further decline by approximately 4% in 2010 from the 2009 level.
The markets that we serve, including in particular the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment and continued restrictive lending practices could have a material adverse effect on our businesses, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which currently remains near a record level, the level of foreclosures, home resale rates, housing affordability, office vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our businesses, financial condition and results of operations.

Our results of operations have been adversely affected by the economic downturn and uncertainty in the financial markets. In the first nine months of 2009, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments and tighter margins.
Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 14.2 billion square feet in the first nine months of 2009, down approximately 29% compared with 19.9 billion square feet in the first nine months of 2008. U.S. Gypsum shipped 3.7 billion square feet of SHEETROCK® brand gypsum wallboard in the first nine months of 2009, a 35% decrease from 5.7 billion square feet in the first nine months of 2008. The percentage decline of U.S. Gypsum’s wallboard shipments in the first nine months of 2009 compared with the first nine months of 2008 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 27% for the first nine months of 2009 from approximately 30% for the first nine months of 2008 and to approximately 26% for the third quarter of 2009 from approximately 27% for the second quarter of 2009.
Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 35 billion square feet as of January 1, 2009. We estimate that the industry capacity utilization rate dropped to approximately 53% during the third quarter of 2009. Based on current industry trends, demand for gypsum wallboard may increase in 2010, but the magnitude of any increase will be dependent on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will remain at approximately the third quarter level for the next several quarters.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. During the third quarter of 2009, we temporarily idled a paper mill in Clark, N.J. During the second quarter of 2009, we permanently closed a gypsum wallboard production facility in Santa Fe Springs, Calif., a cement board production facility in Santa Fe Springs, Calif. and a sealants and finishes production facility in La Mirada, Calif. In 2008, we permanently closed two gypsum wallboard production facilities and a plaster production facility, and we temporarily idled four other gypsum wallboard production facilities, two paper mills, a cement board production facility and a structural cement panel production facility Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 54 distribution centers in 2008, 15 centers during the first nine months of 2009 and an additional 22 centers in October 2009. These closures have been widely dispersed throughout the markets L&W Supply serves. As of the date of this report, L&W Supply is serving its customers from 162 centers.
We eliminated approximately 180 salaried positions during the first nine months of 2009 and approximately 1,400 salaried positions during 2008. We are continuing to adjust our operations in response to the extended downturn in our markets.

Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recovery from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. In the first nine months of 2009, we recorded asset impairment charges related to the write-downs of the values of machinery and equipment at the closed Santa Fe Springs, Calif., and La Mirada, Calif., production facilities and the temporarily idled Delevan, Wis., and Detroit, Mich., production facilities. Because we continue to believe that a recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there were no other material impairments of our long-lived assets during the first nine months of 2009.
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
Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. In light of current economic and market conditions, we continue to evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. See the discussion under “Liquidity and Capital Resources” below for information regarding our cash position and credit facilities.
KEY OBJECTIVES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives:
•	extend our customer satisfaction leadership;

•	achieve significant cost reductions; and

•	maintain financial flexibility.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2009	2008(a)	(Decrease)
Three Months ended September 30:
Net sales	$822	$1,211	(32)%
Cost of products sold	784	1,147	(32)%
Gross profit	38	64	(41)%
Selling and administrative expenses	67	91	(26)%
Restructuring and long-lived asset impairment charges	22	5	—
Goodwill and other intangible asset impairment charges	41	—	—
Operating loss	(92)	(32)	188%
Interest expense	42	21	100%
Interest income	(2)	(2)	—
Other (income) expense, net	(1)	3	—
Income tax benefit	(37)	(18)	106%
Net loss	(94)	(36)	161%
Diluted loss per share	(0.96)	(0.36)	167%

Nine Months ended September 30:
Net sales	$2,515	$3,627	(31)%
Cost of products sold	2,378	3,441	(31)%
Gross profit	137	186	(26)%
Selling and administrative expenses	219	287	(24)%
Restructuring and long-lived asset impairment charges	51	30	70%
Goodwill and other intangible asset impairment charges	41	—	—
Operating loss	(174)	(131)	33%
Interest expense	120	59	103%
Interest income	(3)	(5)	(40)%
Other (income) expense, net	(10)	2	—
Income tax benefit	(92)	(73)	26%
Net loss	(189)	(114)	66%
Diluted loss per share	(1.91)	(1.15)	66%

(a)	Financial Information for the 2008 periods was retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.
NET SALES
Consolidated net sales declined in the third quarter and first nine months of 2009 compared with the respective 2008 periods primarily due to the continued downturn in the United States residential and other construction markets.
Net sales in the third quarter of 2009 were down $389 million, or 32%, compared with the third quarter of 2008. This decline reflected a 27% decline in net sales for North American Gypsum, a 37% decline in net sales for Building Products Distribution and a 24% decline in net sales for Worldwide Ceilings. The lower level of net sales in the third quarter of 2009 for North American Gypsum was largely attributable to a 32% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by a slight increase in gypsum wallboard selling prices compared with the third quarter of 2008. Net sales for Building Products Distribution were down primarily due to a 30% decrease in gypsum wallboard volume and a 6% decrease in gypsum wallboard selling prices. Net sales for Worldwide Ceilings were down primarily due to lower volumes for domestic ceiling grid (down 33%) and ceiling tile (down 23%) and lower demand for ceiling and other products in the European, Asia-Pacific and Latin American markets.
Net sales in the first nine months of 2009 were down $1.112 billion, or 31%, compared with the first nine months of 2008. This decline reflected a 26% decline in net sales for North American Gypsum, a 35% decline in net sales for Building Products Distribution and a 23% decline in net sales for Worldwide Ceilings. The lower level of net sales in the first nine months of 2009 for North American Gypsum was largely attributable to a 35% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by 9% higher gypsum wallboard selling prices, compared with the first nine months of 2008. Net sales for Building Products Distribution were down primarily due to a 34% decrease in gypsum wallboard volume and 1% lower gypsum wallboard selling prices. Net sales for Worldwide Ceilings were down primarily due to lower volumes for domestic ceiling grid (down 32%) and ceiling tile (down 17%) and lower demand for ceiling and other products in the European, Asia-Pacific and Latin American markets.

COST OF PRODUCTS SOLD
Cost of products sold decreased in the third quarter and first nine months of 2009 compared with the respective 2008 periods primarily due to the lower product volumes referenced above.
Cost of products sold for the third quarter of 2009 decreased $363 million, or 32%, compared with the third quarter of 2008. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 7% during the third quarter of 2009 compared with the third quarter of 2008 reflecting a 16% decrease in per unit costs for wastepaper and other raw materials and a 6% decrease in per unit energy costs, which more than offset a 17% increase in per unit fixed costs due to lower gypsum wallboard production volume. For USG Interiors, manufacturing costs per unit were down for both ceiling grid, primarily due to lower steel costs, and ceiling tile, primarily due to lower raw materials costs, compared to the third quarter of 2008.
Cost of products sold for the first nine months of 2009 decreased $1.063 billion, or 31%, compared with the first nine months of 2008. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% compared with the first nine months of 2008 reflecting a 28% decrease in per unit costs for wastepaper and other raw materials and a 2% decrease in per unit energy costs, which more than offset a 19% increase in per unit fixed costs due to lower gypsum wallboard production volume. For USG Interiors, manufacturing costs per unit increased for ceiling grid, primarily due to higher steel costs, and decreased slightly for ceiling tile compared to the first nine months of 2008.
GROSS PROFIT
Gross profit for the third quarter of 2009 decreased $26 million, or 41%, compared with the third quarter of 2008. Gross profit as a percentage of net sales was 4.6% for the third quarter of 2009 compared with 5.3% for the third quarter of 2008. The decrease in the percentage for the third quarter of 2009 was largely attributable to the decline in gypsum wallboard selling prices for L&W Supply.
Gross profit for the first nine months of 2009 decreased $49 million, or 26%, compared with the first nine months of 2008. Gross profit as a percentage of net sales was 5.4% for the first nine months of 2009 compared with 5.1% for the first nine months of 2008. The increase in the percentage for the first nine months of 2009 was attributable to increased average selling prices and lower costs for gypsum wallboard for U.S. Gypsum.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased in the third quarter and first nine months of 2009 compared with the respective 2008 periods primarily due to the continued company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions implemented in 2008 and 2009. Selling and administrative expenses totaled $67 million in the third quarter of 2009 compared with $91 million in the third quarter of 2008, a decrease of 26%. As a percentage of net sales, selling and administrative expenses were 8.2% for the third quarter of 2009 and 7.5% for the third quarter of 2008. Selling and administrative expenses totaled $219 million in the first nine months of 2009 compared with $287 million in the first nine months of 2008, a decrease of 24%. As a percentage of net sales, selling and administrative expenses were 8.7% for the first nine months of 2009 and 7.9% for the first nine months of 2008. The increases in the percentages for the 2009 periods were attributable to the lower levels of net sales in those periods compared to the 2008 periods.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
Third quarter restructuring and long-lived asset impairment charges totaled $22 million pretax ($15 million after-tax). A charge of $10 million for asset impairments primarily related to the write-downs of the values of machinery and equipment at the temporarily idled structural cement panel production facility in Delavan, Wis., and gypsum wallboard production facility in Detroit, Mich. A charge of $6 million for lease obligations primarily related to the closure of distribution centers. A charge of $4 million for severance primarily related to salaried workforce reductions. An additional $2 million was recorded for other exit costs.

Total restructuring and long-lived asset impairment charges for the first nine months of 2009 were $51 million pretax ($33 million after-tax). This amount included $16 million for asset impairments, $15 million for lease obligations, $12 million for severance and $8 million for other exit costs.
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
Restructuring-related payments totaled $49 million in the first nine months of 2009. We expect future payments with respect to our restructuring reserves to be approximately $10 million in the fourth quarter of 2009, $10 million in 2010 and the remaining $10 million after 2010. All restructuring-related payments have been funded with cash from operations. We expect that the future payments also will be funded with cash from operations.
See Note 3 to the Condensed Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES
In the third quarter of 2009, we recorded noncash impairment charges totaling $41 million pre-tax ($28 million after-tax) associated with the goodwill and other intangible assets of L&W Supply. Of this amount, $12 million related to L&W Supply’s remaining goodwill balance and $29 million related to its intangible assets associated with trade names. See Note 6 to the Condensed Consolidated Financial Statements for additional information related to goodwill and other intangible asset impairment charges.
INTEREST EXPENSE
Interest expense was $42 million in the third quarter of 2009 compared with $21 million in the third quarter of 2008. Interest expense was $120 million in the first nine months of 2009 compared with $59 million in the first nine months of 2008. These increases primarily reflected a higher level of borrowings in the 2009 periods. Interest expense for the first nine months of 2009 also reflected a pretax charge of $7 million in the first quarter to write-off deferred financing fees in connection with the amendment and restatement of our credit agreement.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $(1) million in the third quarter of 2009 compared with $3 million in the third quarter of 2008. Other (income) expense, net was $(10) million in the first nine months of 2009 compared with $2 million in the first nine months of 2008, primarily reflecting the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.

INCOME TAX BENEFIT
Income tax benefit was $37 million for the third quarter of 2009 and $18 million for the third quarter of 2008. Our effective tax rates were 28.3% for the third quarter of 2009 and 35.0% for the third quarter of 2008. Income tax benefit was $92 million for the first nine months of 2009 and $73 million for the first nine months of 2008. Our effective tax rates were 32.8% for the first nine months of 2009 and 39.2% for the first nine months of 2008. The 2009 tax benefits result from our anticipated carryforward of most of the 2009 net operating loss to offset U.S. federal income taxes in future years and reflects a reduction in tax benefit due to an increase in the valuation allowance, primarily on state net operating loss and tax credit carryforwards, in the amounts of $9 million for the third quarter and $13 million for the first nine months. The increase in the valuation allowance recognizes the difficulty in estimating when certain state net operating losses and tax credit carryforwards will be realized given the current challenging economic environment.
NET EARNINGS (LOSS)
A net loss of $94 million, or $0.96 per diluted share, was recorded for the third quarter of 2009 compared with a net loss of $36 million, or $0.36 per diluted share, for the third quarter of 2008. A net loss of $189 million, or $1.91 per diluted share, was recorded for the first nine months of 2009 compared with a net loss of $114 million, or $1.15 per diluted share, for the first nine months of 2008.

Core Business Results of Operations

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2009 (a)	2008 (b)(c)	2009 (a)	2008 (b)(c)
Net Sales:
North American Gypsum:
United States Gypsum Company	$354	$494	$1,117	$1,518
CGC Inc. (gypsum)	69	87	194	261
USG Mexico, S.A. de C.V.	37	56	106	157
Other (d)	10	23	30	61
Eliminations	(27)	(50)	(84)	(144)

Total	443	610	1,363	1,853

Building Products Distribution:
L&W Supply Corporation	329	526	1,019	1,558

Worldwide Ceilings:
USG Interiors, Inc.	108	146	339	422
USG International	60	80	167	245
CGC Inc. (ceilings)	14	14	42	48
Eliminations	(9)	(13)	(31)	(40)

Total	173	227	517	675

Eliminations	(123)	(152)	(384)	(459)

Total USG Corporation	$822	$1,211	$2,515	$3,627

Operating Profit (Loss):
North American Gypsum:
United States Gypsum Company	$(31)	$(54)	$(77)	$(180)
CGC Inc. (gypsum)	1	(1)	2	2
USG Mexico, S.A. de C.V.	4	6	9	17
Other (d)	(5)	5	(6)	7

Total	(31)	(44)	(72)	(154)

Building Products Distribution:
L&W Supply Corporation	(73)	5	(109)	13

Worldwide Ceilings:
USG Interiors, Inc.	16	20	48	58
USG International	2	4	4	12
CGC Inc. (ceilings)	3	2	5	10

Total	21	26	57	80

Corporate	(12)	(17)	(53)	(71)
Eliminations	3	(2)	3	1

Total USG Corporation	$(92)	$(32)	$(174)	$(131)

(a)	The total operating loss for the third quarter of 2009 included restructuring and long-lived asset impairment charges totaling $22 million. On a segment basis, $11 million of the charges related to North American Gypsum, $8 million to Building Products Distribution, $2 million to Worldwide Ceilings and $1 million to Corporate. The total operating loss for the first nine months of 2009 included restructuring and long-lived asset impairment charges totaling $51 million. On a segment basis, $24 million of the charges related to North American Gypsum, $14 million to Building Products Distribution, $3 million to Worldwide Ceilings and $10 million to Corporate. The total operating losses for the third quarter and first nine months of 2009 also included goodwill and other intangible asset impairment charges of $41 million related to Building Products Distribution.

(b)	The total operating loss for the third quarter of 2008 included restructuring and long-lived asset impairment charges totaling $5 million. On a segment basis, $4 million of the charges related to North American Gypsum and $1 million to Building Products Distribution. The total operating loss for the first nine months of 2008 included restructuring and long-lived asset impairment charges totaling $30 million. On a segment basis, $17 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

(c)	Financial information for the 2008 periods was retrospectively adjusted for our change in the fourth quarter of 2008 from the last-in, first-out method to the average cost method of inventory accounting.

(d)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $443 million in the third quarter of 2009 compared with $610 million in the third quarter of 2008, a decline of 27%. An operating loss of $31 million was incurred in the third quarter of 2009 compared with an operating loss of $44 million in the third quarter of 2008, a 30% improvement. Net sales were $1.363 billion in the first nine months of 2009 compared with $1.853 billion in the first nine months of 2008, a decline of 26%. An operating loss of $72 million was incurred in the first nine months of 2009 compared with an operating loss of $154 million in the first nine months of 2008, a 53% improvement.
United States Gypsum Company: Net sales in the third quarter of 2009 declined $140 million, or 28%, compared with the third quarter of 2008. Approximately $61 million of the decrease was attributable to a 32% decline in SHEETROCK® brand gypsum wallboard volume, which was partially offset by a $1 million increase attributable to a 1% increase in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $15 million and net sales of other products declined $65 million compared with the third quarter of 2008, principally due to lower volumes.
An operating loss of $31 million was recorded in the third quarter of 2009 compared with an operating loss of $54 million in the third quarter of 2008. The $23 million favorable change in operating loss primarily reflected an improved gypsum wallboard gross margin, which accounted for $10 million of the improvement. Gross profit for SHEETROCK® brand joint treatment products increased $6 million compared with the third quarter of 2008. A net gross profit increase for other products lines and lower plant start-up costs, selling and administrative expenses and information technology, promotional and other expenditures contributed $14 million in operating profit improvement. Restructuring and long-lived asset impairment charges were $11 million for the third quarter of 2009 compared with $4 million for the third quarter of 2008.
New housing construction remained very weak through the third quarter of 2009, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 1.17 billion square feet of SHEETROCK® brand gypsum wallboard in the third quarter of 2009, a 32% decrease from 1.71 billion square feet in the third quarter of 2008. We estimate that the capacity utilization rate for the industry averaged approximately 53% during the third quarter of 2009. The capacity utilization rate was approximately 46% for U.S. Gypsum for the third quarter of 2009.
In the third quarter of 2009, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $115.33 per thousand square feet, up 1% from $114.42 in the third quarter of 2008, but down 5% from $120.79 in the second quarter of 2009.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 7% during the third quarter of 2009 compared with the third quarter of 2008 reflecting a 16% decrease in per unit costs for wastepaper and other raw materials and a 6% decrease in per unit energy costs, which more than offset a 17% increase in per unit fixed costs due to lower gypsum wallboard production volume. Compared to the second quarter of 2009, SHEETROCK® brand gypsum wallboard manufacturing costs per unit declined 4%.
Net sales of SHEETROCK® brand joint treatment products declined by $15 million, while gross profit increased $6 million, for the third quarter of 2009 compared with the third quarter of 2008. These results reflected 18% lower joint compound volume, partially offset by 6% higher average realized selling prices and 8% lower per unit manufacturing costs. Net sales for DUROCK® brand cement board were down in the third quarter of 2009 compared with the third quarter of 2008 primarily due to a 12% decrease in volume and 1% lower selling prices. Manufacturing costs per unit for cement board decreased 6% in the third quarter of 2009 compared with the third quarter of 2008, but gross profit was adversely affected by the lower volume and selling prices. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels declined in the third quarter of 2009 compared with the third quarter of 2008 reflecting a 38% decrease in volume and 1% higher per unit manufacturing costs, partially offset by 5% higher selling prices.

CGC Inc.: Net sales declined $18 million, or 21%, in the third quarter of 2009 compared with the third quarter of 2008. Sales of SHEETROCK® brand gypsum wallboard decreased $9 million, reflecting a 21% decline in volume, and lower sales of other products, lower outbound freight and the unfavorable effects of currency translation resulting from a stronger U.S. dollar reduced net sales by $9 million. Operating profit of $1 million was recorded in the third quarter of 2009 compared with an operating loss of $1 million in the third quarter of 2008. This improvement in operating profit primarily reflected lower selling and administrative, information technology and other expenditures, which contributed $5 million in operating profit improvement, partially offset by a $3 million decrease in gross profit for gypsum wallboard and other products primarily due to lower volumes.
USG Mexico, S.A. de C.V.: Net sales in the third quarter of 2009 for our Mexico-based subsidiary were down $19 million, or 34%, compared with the third quarter of 2008. Sales of gypsum wallboard declined $6 million primarily due to a 21% drop in volume. Sales of drywall steel were down $5 million and the aggregate net sales of other products were down $8 million due to lower volumes. Operating profit was $4 million in the third quarter of 2009 compared with $6 million in the third quarter of 2008. This decline primarily reflected a $2 million decrease in gross profit for gypsum wallboard as a result of the lower volume.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the third quarter of 2009 were $329 million, down $197 million, or 37%, compared with the third quarter of 2008. Third quarter 2009 net sales reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 30% decrease in gypsum wallboard shipments adversely affected net sales by $50 million, while a 6% decrease in average gypsum wallboard selling prices lowered net sales by $6 million. Net sales of construction metal products decreased $77 million, or 53%, and net sales of ceilings products decreased $17 million, or 23%. Net sales of all other non-wallboard products decreased $47 million, or 34%. As a result of lower product volumes, same-location net sales for the third quarter of 2009 were down 30% compared with the third quarter of 2008.
An operating loss of $73 million was incurred in the third quarter of 2009 compared with an operating profit of $5 million in the third quarter of 2008. This $78 million decline included goodwill and other intangible asset impairment charges of $41 million pretax. The lower gypsum wallboard shipments adversely affected operating profit by $12 million, and a 21% decline in gypsum wallboard gross margin, including the impact of rebates, adversely affected operating profit by $3 million. Gross profit for other product lines decreased $45 million. These unfavorable factors were partially offset by a $30 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs designed to mitigate the effects of the lower product volumes and resultant gross profit declines. Those programs included the closure of 69 distribution centers in 2008 and the first nine months of 2009, a fleet reduction program and decreases in discretionary spending. Restructuring and long-lived asset impairment charges were $8 million for the third quarter of 2009 compared with $1 million for the third quarter of 2008.
For the first nine months of 2009, net sales were $1.019 billion compared with $1.558 billion in the first nine months of 2008, a decline of 35%. An operating loss of $109 million was incurred in the first nine months of 2009 compared with operating profit of $13 million in the first nine months of 2008.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 54 distribution centers in 2008, 15 centers during the first nine months of 2009 and an additional 22 centers in October 2009. As of the date of this report, L&W Supply is serving its customers from 162 centers. It operated 184 centers in the United States as of September 30, 2009 and 228 centers in the United States and Mexico as of September 30, 2008.

WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $173 million in the third quarter of 2009 compared with $227 million in the third quarter of 2008, a decline of 24%. Operating profit in the third quarter of 2009 was $21 million, a decrease of $5 million, or 19%, compared with the third quarter of 2008. Net sales were $517 million in the first nine months of 2009 compared with $675 million in the first nine months of 2008, a decline of 23%. Operating profit was $57 million, a decrease of $23 million, or 29%, compared with the first nine months of 2008.
USG Interiors, Inc.: Net sales in the third quarter of 2009 for our domestic ceilings business fell to $108 million, a decrease of $38 million, or 26%, compared with the third quarter of 2008 primarily due to lower volumes for ceiling grid and tile. Operating profit declined to $16 million, a decrease of $4 million, or 20%, compared with the third quarter of 2008 primarily due to the lower volume for ceiling grid, partially offset by lower selling and administrative expenses.
Net sales in the third quarter of 2009 declined $16 million for ceiling grid, $9 million for ceiling tile and $13 million for other products compared with the third quarter of 2008 due to reduced commercial construction activity. A 33% decrease in ceiling grid volume accounted for the decrease in grid net sales. Net sales for ceiling tile were down as a result of 23% lower volume, which adversely affected sales by $11 million, partially offset by 5% higher selling prices that contributed a $2 million increase in net sales.
Gross profit for ceiling grid declined $6 million in the third quarter of 2009 compared with the third quarter of 2008 primarily due to the lower level of volume. A slightly higher gross margin for ceiling grid reflected lower per unit manufacturing costs, primarily due to lower steel costs, partially offset by the lower grid selling prices. Gross profit for ceiling tile was virtually unchanged in the third quarter of 2009 compared with the third quarter of 2008. The lower volume for ceiling tile adversely affected gross profit by $2 million. This decline was offset by a 5% increase in ceiling tile selling prices and slightly lower per unit manufacturing costs. Lower selling and administrative expenses, partially offset by lower gross profit for other products, resulted in a $2 million favorable impact on operating profit.
USG International: Net sales of $60 million in the third quarter of 2009 declined $20 million, or 25%, compared with the third quarter of 2008. Operating profit was $2 million in the third quarter of 2009 compared with $4 million in the third quarter of 2008. The lower levels of sales and profitability were largely due to lower demand for ceiling grid and joint compound in Europe, lower demand for ceiling grid and tile in the Asia-Pacific region and lower demand for gypsum products in Latin America as well as the unfavorable effects of currency translation resulting from a stronger U.S. dollar. USG International recorded a restructuring charge of $2 million in the third quarter of 2009 that was offset by lower selling and administrative expenses compared with the third quarter of 2008.
CGC Inc.: Net sales in the third quarter of 2009 were unchanged compared with the third quarter of 2008. Operating profit was $3 million for the third quarter of 2009 compared with $2 million for the third quarter of 2008.
Liquidity and Capital Resources
LIQUIDITY
As of September 30, 2009, we had cash and cash equivalents of $621 million compared with $471 million as of December 31, 2008. During the first nine months of 2009, we received net proceeds of $287 million from an offering of $300 million of 9.75% senior notes due 2014, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January. Our total liquidity as of September 30, 2009 was $796 million, comprised of the $621 million of cash and cash equivalents and $175 million in borrowing availability under our revolving credit facilities.

Our amended and restated credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. The amended and restated facility has a single financial covenant that will only apply if borrowing availability under the facility is less than $75 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2009, our borrowing availability under the revolving credit facility, taking into account outstanding letters of credit of $86 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $147 million. We also have 30 million Can. $ available for borrowing under CGC’s credit facility, which is secured by substantially all of CGC’s assets other than its intellectual property. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of September 30, 2009 was $28 million.
We have taken significant actions to reduce the cash needed to operate our businesses. Operating cash inflows have improved in 2009 from 2008 levels as a result of cost savings from our 2008 restructuring actions, additional cost reduction actions taken during the first nine months of this year and working capital initiatives. These operating cash inflows are expected to partially fund our cash requirements. Any shortfall is expected to be funded by cash on hand, borrowings under our revolving credit facilities, other potential borrowings and potential sales of surplus property.
We expect that our total capital expenditures for 2009 will be approximately $50 million, a $188 million reduction from 2008, reflecting the substantial completion of a number of strategic investments. In the first nine months of 2009, our capital expenditures totaled $36 million, a $173 million decrease compared with the first nine months of 2008. We expect that our total capital expenditures for 2010 also will be approximately $50 million. Interest payments are expected to total about $139 million in 2009 and $169 million in 2010 due to the higher level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
We believe that cash on hand, cash available from future operations and the sources of funding described above will provide sufficient liquidity to fund our operations for at least the next 12 months. However, cash flows may be negative and reduce our liquidity in the near term. Cash requirements include, among other things, capital expenditures, working capital needs, debt amortization, interest and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
Despite our present liquidity position, an uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during the last two years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to increase financial flexibility, but there can be no assurance that our efforts to date and future actions will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.

CASH FLOWS
The following table presents a summary of our cash flows:

	Nine Months
	ended September 30,
(millions)	2009	2008
Net cash provided by (used for):
Operating activities	$70	$(143)
Investing activities	(34)	(210)
Financing activities	109	218
Effect of exchange rate changes on cash	5	(3)

Net increase (decrease) in cash and cash equivalents	$150	$(138)

Operating Activities: The variation between the first nine months of 2009 and the first nine months of 2008 was largely attributable to cash flows of $144 million provided by working capital in the 2009 period compared with the use of $87 million in the 2008 period. This variation reflected the net impact of a lower level of business on receivables, inventories and payables during the first nine months of 2009 and an increased emphasis on working capital management.
Investing Activities: The variation between the first nine months of 2009 and the first nine months of 2008 reflected a $173 million reduction in the level of capital expenditures in the 2009 period, as explained below.
Financing Activities: The variation between the first nine months of 2009 and the first nine months of 2008 primarily reflected the following financing activities: (1) our completion of an offering of $300 million of 9.75% senior notes the third quarter of 2009; (2) an additional borrowing of $25 million under our ship mortgage facility in the second quarter of 2009; (3) repayment of the $190 million of outstanding borrowings under our revolving credit facility in the first quarter of 2009; and (4) net borrowings of $226 million under our revolving credit facility during the first nine months of 2008.
WORKING CAPITAL
As of September 30, 2009, working capital (current assets less current liabilities) amounted to $967 million, and the ratio of current assets to current liabilities was 2.82-to-1. As of December 31, 2008, working capital amounted to $738 million, and the ratio of current assets to current liabilities was 1.98-to-1.
Cash and Cash Equivalents: As of September 30, 2009, we had cash and cash equivalents of $621 million compared with $471 million as of December 31, 2008. During the first nine months of 2009, we received net proceeds of $287 million from an offering of $300 million of 9.75% senior notes due 2014, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January.
Receivables: As of September 30, 2009, receivables were $409 million, down $58 million, or 12%, from $467 million as of December 31, 2008. This decline was primarily attributable to the receipt of an $11 million cross-currency swap settlement in the first quarter of 2009 and a $23 million decrease in customer receivables as a result of an 11% decline in consolidated net sales for September 2009 compared with December 2008. In addition, there also was a $12 million decrease in collateral that we were required to provide to our derivative counterparties as a result of changes in the fair value of our derivatives.
Inventories: As of September 30, 2009, inventories were $319 million, down $85 million, or 21%, from $404 million as of December 31, 2008. This decrease primarily reflected reductions of $54 million in finished goods and work-in-progress and $31 million in raw materials in response to the weak market conditions.

Accounts Payable: As of September 30, 2009, accounts payable were $242 million, up $22 million, or 10%, from $220 million as of December 31, 2008. The higher level of accounts payable was primarily due to our efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of September 30, 2009, accrued expenses were $276 million, down $62 million, or 18%, from $338 million as of December 31, 2008. The lower level of accrued expenses primarily reflected (1) a $30 million decrease in restructuring-related accruals, (2) the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of approval of the conversion feature of the notes by our stockholders in February 2009 and (3) a $20 million decrease in accruals related to the fair value of our outstanding hedge portfolio.
CAPITAL EXPENDITURES
Capital spending amounted to $36 million in the first nine months of 2009 compared with $209 million in the first nine months of 2008. Because of the high level of investment that we made in our operations over the past several years and the current market environment, we expect to limit our capital spending in 2009 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $239 million as of September 30, 2009 compared with $263 million as of December 31, 2008. Approved expenditures as of September 30, 2009 included $211 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed until 2012, with production targeted to begin in 2014. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities or other alternative financings.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds, outstanding borrowings under our ship mortgage facility and outstanding borrowings under our revolving credit facility, amounted to $1.963 billion as of September 30, 2009 compared with $1.836 billion as of December 31, 2008. During the third quarter of 2009, we completed an offering of $300 million of 9.75% senior notes due 2014. During the second quarter of 2009, we borrowed an additional $25 million under our ship mortgage facility. During the first quarter of 2009, we repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January. There were no borrowings outstanding under that facility or CGC’s credit facility as of September 30, 2009. See Note 7 to the Condensed Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and the amount of, a valuation allowance in accordance with the more-likely-than-not standard, appropriate consideration is given to all positive and negative evidence related to realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and experience with loss carryforwards not expiring unused. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.

Our analysis of the need for a valuation allowance recognizes that we have not incurred a cumulative loss for the most recent four-year evaluation period for U.S. federal tax purposes, we incurred substantial losses in 2008 and the nine months ended September 30, 2009, and a substantial portion of those losses were the result of the deteriorating market conditions that led to the impairments of certain tangible and intangible assets and goodwill. Given current market conditions, it is likely that we will have a cumulative loss for U.S. federal tax purposes for the four years ended December 31, 2009. Based on that cumulative loss and our assessment of the other positive and negative evidence, including that forecasts of future profitability may not be used in the assessment once we have a cumulative four-year loss, a substantial valuation allowance may be required to reduce our deferred tax assets as of year- end.
Our condensed consolidated balance sheet as of September 30, 2009 included a gross deferred tax asset of $671 million relating to U.S. federal, state and foreign income tax benefits available for use in future periods with respect to various net operating loss, or NOL, and tax credit carryforwards. The NOL and tax credit carryforwards are a result of the losses incurred in recent years. We have concluded, based on the weight of available evidence, that all but $205 million of these tax benefits are more likely than not to be realized in the future.
As of September 30, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $416 million. We have federal NOLs of approximately $1.089 billion that are available to offset federal taxable income and will expire in the years 2026 — 2029. In addition, we have federal alternative minimum tax credit carryforwards of approximately $68 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.285 billion would need to be generated during the period before their expiration. We currently anticipate that taxable income during that period will be in excess of the amount required for us to realize the U.S. deferred tax assets.
We also have federal foreign tax credit carryforwards of $6 million that will expire in 2015. Based on projections of future foreign tax credit usage, we concluded that, at September 30, 2009, a full valuation allowance against the federal foreign tax credit carryforwards was required.
In contrast to the results under the Internal Revenue Code, which allows 10-year NOL carryback under certain circumstances, many U.S. states do not allow the carryback of an NOL in any significant amount. As a result, in these states our NOL carryforwards are significantly higher than our federal NOL carryforward. As of September 30, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $248 million. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards, they will expire unused. Our subsidiary, United States Gypsum Company, or U.S. Gypsum, files separate state income tax returns in several states. On this separate basis, U.S. Gypsum reached a four-year cumulative loss during the third quarter of 2009. This negative evidence could not be overcome with positive evidence and, therefore, a $14 million valuation allowance was recorded in the third quarter of 2009. Based on projections of future taxable income and sufficient negative evidence in the states in which we conduct business operations and the loss carryforward periods allowed by current state laws (generally 5 to 20 years), we concluded that a valuation allowance in the amount of $195 million, which includes the $14 million referred to above, was required as of September 30, 2009.
We also had deferred tax assets related to NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $7 million at September 30, 2009. Based on our analysis of the realizability of our deferred tax assets in the United Kingdom, we concluded that, at September 30, 2009, a valuation allowance of $4 million against the deferred tax assets was required. We believe it is more likely than not that we will be able to realize the remaining $3 million deferred tax asset related to the foreign NOLs and tax credit carryforwards.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize federal NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our federal NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of September 30, 2009, our annual federal NOL utilization would have been limited to approximately $76 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitation rules. Based on information available as of September 30, 2009, we estimate our current cumulative ownership change to be between 24% and 26%.
During the fourth quarter of 2008, we amended our shareholder rights plan to reduce, through September 30, 2009, the beneficial ownership threshold at which a person or group becomes an “Acquiring Person” under the rights plan from 15% to 4.99% of our outstanding voting stock. The rights plan, as amended, exempted certain stockholders as long as they did not become beneficial owners of additional shares of our voting stock, except as otherwise provided by agreements existing at the time of the amendment and in the rights plan. Common shares that otherwise would be deemed beneficially owned under the rights plan by reason of ownership of our 10% convertible senior notes were exempted during the period in which the threshold was reduced to 4.99%. The amendment to the rights plan was intended to maximize the value of our NOL carryforwards and related tax benefits. The beneficial ownership threshold under the rights plan returned to 15% on October 1, 2009.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. This litigation includes multiple lawsuits, including class actions, filed in Florida, Louisiana, Alabama, and Mississippi in 2009 relating to Chinese-manufactured drywall distributed by L&W Supply Corporation. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused, among other things, property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.
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
U.S. Gypsum is the plaintiff in a lawsuit against Lafarge North America Inc., or Lafarge, a manufacturer and seller of gypsum wallboard in the United States and a subsidiary of Lafarge S.A., a French corporation, also a defendant. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleges that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom are also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. We seek to recover damages measured by the amount of the unlawful benefit Lafarge received and U.S. Gypsum’s lost profits, as well as exemplary damages. Lafarge and the other defendants deny liability and contend that, even if they are liable, any damages are minimal. Trial of our case against Lafarge is scheduled for November 30, 2009. We believe that if we recover the full, or a substantial, amount of our claimed damages, this amount would be material to our results of operations, financial position and cash flows. However, as with any lawsuit, there can be no assurance as to either the outcome or the amount of damages recovered, if any.

We are also subject to environmental or other regulations that impact our operations. We use synthetic, or FGD, gypsum in the production of some of our wallboard. FGD gypsum is a coal combustion by-product, or CCB, made by cleaning the emissions from coal-fired power plants to create gypsum. The U.S. Environmental Protection Agency, or EPA, classifies FGD gypsum as a non-hazardous waste. Recently, following a release of fly ash, another CCB, from a storage facility in Tennessee, the EPA stated that it is developing a regulation to address the storage and disposal of CCBs. No regulation has yet been published, and, if proposed, will be subject to notice and public comment before it can become final. A regulation that affected the use, storage, or disposal of FGD gypsum could have a material effect on our results of operations, financial position or cash flows. This effect would depend on, among other things, the regulation’s impact, if any, on the demand for wallboard made with FGD gypsum and the cost of using FGD gypsum in manufacturing wallboard.
See Note 16 to the Condensed Consolidated Financial Statements for additional information regarding litigation matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on February 20, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2009.
Recent Accounting Pronouncements
In December 2007, the FASB issued an update to ASC 810 “Consolidation.” The objective of the update is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the update, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet is eliminated and the practice of reporting minority interest expense also changes. The update also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this update effective January 1, 2009. The impact on our financial statements was immaterial.
In December 2008, the FASB issued an update to ASC 715 “Compensation — Retirement Benefits.” This update requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This update replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls. This update is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this update when it is effective.

In May 2009, the FASB issued an update to ASC 855 “Subsequent Events.” This update establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted this update effective June 30, 2009.
In June 2009, the FASB issued an update to ASC 810 “Consolidation.” This update addresses (1) the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 “Transfers and Servicing” and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements, and we will adopt it effective January 1, 2010.
In August 2009, the FASB issued an update to ASC 820 “Fair Value Measurements and Disclosures. This update provides additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. It clarifies, among other things, how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This update is effective for the first reporting period (including interim periods) beginning after its issuance. We are currently reviewing this update to determine the impact, if any, that it may have on our financial statements.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates and consumer confidence;
•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;
•	competitive conditions, such as price, service and product competition;
•	shortages in raw materials;
•	changes in raw material, energy, transportation and employee benefit costs;
•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;
•	capacity utilization rates;
•	changes in laws or regulations, including environmental and safety regulations;
•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and
•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years.
COMMODITY PRICE RISK
We use swap contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, the majority of our anticipated purchases of natural gas for the remainder of 2009 are hedged and lesser percentages are hedged for 2010 through 2012. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas swap contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas swap contracts as of September 30, 2009 was $8 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $48 million, and they all mature by December 31, 2010. As of September 30, 2009, the fair value of these hedges was a $5 million pretax gain that was recorded to earnings.
We also have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these contracts is $24 million and they mature by June 28, 2010. The fair value of these contracts was a loss of $1 million as of September 30, 2009. A sensitivity analysis was prepared to estimate the potential change in the fair value of these foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of these foreign exchange forward contracts as of September 30, 2009 was $2 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of September 30, 2009, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100 basis-point increase in interest rates. Based on results of this analysis, which may differ from actual results, the potential change in interest expense would be $1 million.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the Condensed Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on September 30, 2009 into a total of approximately 2,411 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 6.	EXHIBITS

4.1
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc., as guarantors, and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

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
D. Rick Lowes,
Senior Vice President and Controller
October 29, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit

4.1
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc., as guarantors, and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith