Form 10-K
period 2009-12-31
USG CORP
filed 2010-02-12
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8864
USG CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	36-3329400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

550 W. Adams Street, Chicago, Illinois	60661-3676
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 436-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Each Class	Which Registered

New York Stock Exchange
Common Stock, $0.10 par value	Chicago Stock Exchange

Preferred Stock Purchase Rights (subject to Rights	New York Stock Exchange
Agreement dated December 21, 2006, as amended)	Chicago Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, it did not distribute securities under its confirmed plan of reorganization.
     The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $995,289,990.
     The number of shares of the registrant’s common stock outstanding as of January 31, 2010 was 99,300,247.
Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2010 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

PART I
Item 1. BUSINESS
In this annual report on Form 10-K, “USG,” “we,” “our” and “us” refer to USG Corporation, a Delaware corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
General
USG, through its subsidiaries, is a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes.
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. New home construction in the United States, a major source of demand for our businesses, was at an historically low level in 2009, but the level of housing starts stabilized towards the end of the year. Most industry analysts have forecast improvement in the level of new home construction in 2010, but new home construction may not improve much, if at all, from the 2009 level if high unemployment continues, the inventory of unsold homes and foreclosures remain at their current levels and tight mortgage lending policies continue or mortgage interest rates increase in 2010.
     Based on preliminary data issued by the U.S. Census Bureau, the rate of new home construction in the United States declined by approximately 39% in 2009 compared with 2008. This followed a 33% decrease in 2008 compared with 2007 and a 25% decrease in 2007 compared with 2006. As a result of these declines, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new home construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to 4.9 million units in 2008 from 5.7 million units in 2007 and 6.5 million units in 2006 before increasing to an estimated 5.2 million units in 2009. The declines in existing home sales in the prior years contributed to a decrease in demand for our products from the residential repair and remodel market in 2009. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We estimate that residential and nonresidential repair and remodel activity in the United States declined approximately 15% in 2009 compared with the 2008 level. However, a number of industry analysts report that the declines in residential repair and remodel spending are beginning to moderate, and they forecast that spending will begin to increase in 2010. We are estimating that overall repair and remodel spending will increase approximately 3% in 2010.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States declined 43% in 2009 compared with 2008. This followed a 17% decrease in 2008 compared with 2007. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 5% in 2010 from the 2009 level.
     We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity. During 2009, we permanently closed gypsum wallboard and cement board production facilities in Santa Fe Springs, Calif., and a sealants and finishes production facility in La Mirada, Calif. We also temporarily idled a paper production facility in Clark, N.J. The closed gypsum wallboard and cement board production facilities had been idled since 2007 and 2008, respectively. In addition, we eliminated approximately 820 salaried and hourly positions and closed 37 distribution centers in 2009. During the three-year period ended December 31, 2009, we have eliminated approximately 3,850 salaried and hourly positions and closed a total of 98 distribution centers. Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. If conditions in our markets and the broader economy do not improve significantly, we will evaluate plans to further reduce costs, further improve operational efficiency and maintain adequate liquidity.
     The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings, the net sales of which accounted for approximately 47%, 35% and 18%, respectively, of our 2009 consolidated net sales.
North American Gypsum
BUSINESS
North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 27% of total domestic gypsum wallboard sales in 2009. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with more than 50% of the market share in 2009.
PRODUCTS
North American Gypsum’s products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK® brand name. A line of joint compounds used for finishing wallboard joints is also sold under the SHEETROCK® brand name. The DUROCK® line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK® line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems. The SECUROCK® line of products includes glass mat sheathing used for building exteriors and gypsum fiber panels used as roof cover board. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential and commercial installations. We also produce a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. Like SHEETROCK® brand gypsum wallboard, these products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the brand names RED TOP®, IMPERIAL®, DIAMOND® and SUPREMO®. We also produce gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.
MANUFACTURING
North American Gypsum manufactures products at 41 plants. North American Gypsum’s plants are located throughout the United States, Canada and Mexico.
     Gypsum rock is mined or quarried at 15 company-owned locations in North America. In 2009, these locations provided approximately 62% of the gypsum used by our plants in North America. As of December 31, 2009, our geologists estimated that our recoverable rock reserves are sufficient for more than 29 years of operation based on our average annual production of crude gypsum during the past five years of 7.8 million tons. Proven reserves contain approximately 233 million tons. Additional reserves of approximately 157 million tons are found on four properties not in operation.
     Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2009, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 34% and 4%, respectively, of the gypsum used in our plants.
     Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. The supply of synthetic gypsum continues to increase as more power generation plants are fitted with desulphurization equipment. Seven of our 22 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The U.S. Environmental Protection Agency, or EPA, classifies synthetic gypsum as a non-hazardous waste. However, the EPA is considering a regulation that could affect the use, storage and disposal of synthetic gypsum. See Item 1A, Risk Factors.
     We own eight paper mills located across the United States. Four of these paper mills have been idled due to the current market environment. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our wallboard production processes. We augment our paper needs through purchases from outside suppliers when necessary. Less than 1% of our paper supply was purchased from outside suppliers during 2009.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through our wholly owned subsidiary, L&W Supply Corporation, and its subsidiaries, or L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year. Based on our estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, we estimate that during 2009
•	residential and nonresidential repair and remodel activity generated about 54% of volume demand for gypsum wallboard,

•	new residential construction generated about 27% of volume demand,

•	new nonresidential construction generated about 14% of volume demand, and

•	other activities, such as exports and temporary construction, generated the remaining 5% of volume demand.
COMPETITION
The Gypsum Association estimates that United States industry shipments of gypsum wallboard (including imports) in 2009 were 18.4 billion square feet. U.S. Gypsum shipped 4.72 billion square feet of wallboard in 2009, or approximately 27% of the total industry sales of gypsum wallboard in the United States.
     Our competitors in the United States are: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum (a unit of Eagle Materials Inc.), Temple-Inland Forest Products Corporation, Lafarge North America Inc. and PABCO Gypsum. Our competitors in Canada include CertainTeed Corporation, Georgia-Pacific and Lafarge North America Inc. Our major competitors in Mexico are Panel Rey, S.A. and Comex-Lafarge. The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading specialty building products distribution business in the United States. In 2009, L&W Supply distributed approximately 11% of all gypsum wallboard in the United States, including approximately 36% of U.S. Gypsum’s wallboard production. During 2009, approximately 50% of L&W Supply’s net sales were from new nonresidential construction.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 33% of its 2009 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, Inc., such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
     In the current market environment, L&W Supply’s focus is on reducing its cost structure and optimizing its asset utilization. In response to weak market conditions, L&W Supply closed 37 distribution centers in 2009 and 54 centers in 2008. The closures have been widely dispersed throughout the markets that L&W Supply serves. As of December 31, 2009, L&W Supply continued to serve its customers from 164 centers in the United States. It operated 198 centers in the United States as of December 31, 2008 and 247 centers in the United States and Mexico as of December 31, 2007. L&W Supply continues to consider opportunities to grow its specialty distribution business taking into account the current market environment.
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
Worldwide Ceilings
BUSINESS
Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the largest manufacturer of ceiling grid and the second-largest manufacturer and marketer of acoustical ceiling tile in the world.
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
MARKETING AND DISTRIBUTION
Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2009, approximately 28% of Worldwide Ceilings’ net sales were from new nonresidential construction. Ceilings products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.
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
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 12, 2010).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Research and Technology Innovation Center in Libertyville, Ill. Research team members provide product support and new product development for our operating units. With unique fire, acoustical, structural and environmental testing capabilities, the research center can evaluate products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes. Research and development activities were scaled back in 2009 and 2008 in response to market conditions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in 2009, $19 million in 2008 and $23 million in 2007.
SUSTAINABILITY
The adoption of green building codes and standards such as the Leadership in Energy and Environmental Design, or LEED, rating system established by the U.S. Green Building Council to encourage the design and construction of buildings that are environmentally friendly, combined with an increase in customer preference for products that can assist in obtaining LEED credit or are otherwise environmentally preferable, has increased demand for products, systems and services that contribute to building sustainable spaces. Many of our products meet the requirements for the awarding of LEED credits, and we are continuing to develop new products, systems and services to address market demand for products that enable construction of buildings that require fewer natural resources to build, operate and maintain. Our competitors also have developed and introduced to the market more environmentally responsible products.
     We expect that there will be increased demand over time for products, systems and services that meet regulatory and customer sustainability standards and preferences and decreased demand for products that produce significant greenhouse gas emissions. We also believe that our ability to continue to provide these products, systems and services to our customers will be necessary to maintain our competitive position in the marketplace.
ENERGY
Our primary supplies of energy have been adequate, and we have not been required to curtail operations as a result of insufficient supplies. Supplies are likely to remain sufficient for our projected requirements. Currently, we are using swap and option contracts to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we hedge the cost of a majority of our anticipated purchases of natural gas over the next 12 months. However, we review our positions regularly and make adjustments as market conditions warrant.
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 14% of our consolidated net sales in 2009, approximately 10% in 2008 and approximately 11% in 2007.
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
As of December 31, 2009, we had approximately 10,100 employees worldwide.
See Note 12 to the Consolidated Financial Statements for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations and climate change may have on our businesses and operating results.
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
Our businesses have been adversely affected by recent economic conditions, including the worldwide financial crisis and restrictive lending practices, and are cyclical in nature. Prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results.
The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment and continued restrictive lending practices could have a material adverse effect on our business, financial condition and operating results. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates.
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Based on preliminary data issued by the U.S. Census Bureau, the rate of new home construction in the United States declined by approximately 39% in 2009 compared with 2008. This followed a 33% decrease in 2008 compared with 2007 and a 25% decrease in 2007 compared with 2006. Housing starts remain near the lowest levels recorded in the last 50 years. In December 2009, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 557,000 units. Industry analysts’ forecasts for new home construction in the United States in 2010 are for a range of from 600,000 to 900,000 units. We are expecting housing starts to be near the low end of that range.
     As a result of the declines in new home construction, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new home construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to 4.9 million units in 2008 from 5.7 million units in 2007 and 6.5 million units in 2006 before increasing to an estimated 5.2 million units in 2009. The declines in existing home sales in the prior years contributed to a decrease in demand for our products from the residential repair and remodel market in 2009. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We estimate that residential and nonresidential repair and remodel activity in the United States declined approximately 15% in 2009 compared with the 2008 level. However, a number of industry analysts report that the declines in residential repair and remodel spending are beginning to moderate, and they forecast that spending will begin to increase in 2010. We are estimating that overall repair and remodel spending will increase approximately 3% in 2010.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States declined 43% in 2009 compared with 2008. This followed a 17% decrease in 2008 compared with 2007. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 5% in 2010 from the 2009 level.

     Prices for our products and services are affected by overall supply and demand in the markets for our products and our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of December 31, 2009. Industry shipments of wallboard in the United States (including imports) were an estimated 18.4 billion square feet in 2009. We are estimating that industry shipments in the United States will increase approximately 3% in 2010. Prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, financial condition and operating results.
     We cannot predict the duration of the current market conditions, or the timing or strength of any future recovery of the North American housing and construction-based markets. We also cannot provide any assurances that those markets will not weaken further, or that further operational adjustments will not be required to address market conditions. Continued weakness in these markets and the homebuilding industry may have a material adverse effect on our business, financial condition and operating results.
     Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and operating results.
Our customers and suppliers are exposed to risks associated with the worldwide economic downturn and financial turmoil that could adversely affect their payment of our invoices or the continuation of their businesses at the same level.
The businesses of many of our customers and suppliers are exposed to risks related to the current economic environment. A number of our customers and suppliers have been and may continue to be adversely affected by the worldwide financial turmoil, disruptions to the capital and credit markets and decreased demand for their products and services. In the event that any of our large customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, further reductions in demand for our products and services, failure of customers to pay invoices when due and other adverse effects that may have a material adverse effect on our business, financial condition and operating results.
Our substantial indebtedness may adversely affect our business, financial condition and operating results.
As of December 31, 2009, we had approximately $1.962 billion of indebtedness. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to
•	make it more difficult for us to satisfy our debt service obligations,

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general operating requirements,

•	limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general corporate requirements,

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities,

•	place us at a relative competitive disadvantage compared to our competitors that have proportionately less debt,

•	limit our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations,

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions, and

•	limit our ability, or increase the cost, to refinance our indebtedness.
If we incur additional indebtedness, the risks related to our substantial indebtedness may intensify.
We require a significant amount of liquidity to service our indebtedness and fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenditures.
Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenditures, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot ensure that our businesses will generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to pay our indebtedness or to fund our other needs.
     We are required to post letters of credit or cash as collateral primarily in connection with our hedging transactions, insurance programs and bonding activities. The amounts of collateral we are required to post may vary based on our financial position and credit ratings. Use of letters of credit as collateral reduces our borrowing availability under our domestic revolving credit agreement and, therefore, like the use of cash as collateral, reduces our overall liquidity and our ability to fund other business activities.
     If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to
•	curtail operations further,

•	reduce or delay planned capital expenditures, research and development or acquisitions,

•	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity,

•	sell assets or businesses, and

•	sell additional equity.
Any curtailment of operations, reduction or delay in planned capital expenditures, research and development or acquisitions, or any sales of assets or businesses, may materially and adversely affect our future revenue prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.
Covenant restrictions under the agreements governing our indebtedness may limit our ability to pursue business activities or otherwise operate our business.
The agreements governing our indebtedness contain covenants that may limit our ability to finance future operations or capital needs or to engage in other business activities, including, among other things, our ability to
•	incur additional indebtedness,

•	make guarantees,

•	sell assets or make other fundamental changes,

•	engage in mergers and acquisitions,

•	make investments,

•	enter into transactions with our affiliates,

•	change our business purposes, and

•	enter into sale and lease-back transactions.
In addition, we are subject to agreements that may require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our current or future business plans. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests.
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
We face strong competition for our major customers. If one or more of our major customers reduces, delays or cancels substantial orders, our business, financial condition and operating results may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
We face competition in each of our businesses. If we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially and adversely affected.
We face competition in each of our businesses. Principal methods of competition include quality and range of products, service, location, pricing, compatibility of systems and product design features. Actions of our competitors, or the entry of new competitors in our markets, could lead to lower pricing by us in an effort to maintain market share and could also lead to lower sales volumes. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance, introduce new products and develop our manufacturing and distribution capabilities.
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

If costs of key raw materials, energy, fuel or employee benefits increase, or the availability of key raw materials and energy decreases, our cost of products sold will increase and our operating results may be materially and adversely affected.
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
     Approximately one third of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion byproduct, or CCB, resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. Seven of our 22 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another six use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, which are required under federal environmental regulations to operate scrubbing equipment for their coal-fired generating plants.
     Environmental regulatory changes or changes in methods used to comply with environmental regulations could adversely affect the price and availability of synthetic gypsum. The EPA classifies synthetic gypsum as a non-hazardous waste. Recently, following a release of fly ash, another CCB, from a storage facility in Tennessee, the EPA stated that it is developing a regulation to address the storage and disposal of CCBs. No regulation has yet been published, and, if a regulation is proposed, it will be subject to notice and public comment before it can become final. A regulation that would affect the use, storage, or disposal of synthetic gypsum could have a material adverse effect on our results of operations, financial position or cash flows. This effect would depend on, among other things, the regulation’s impact, if any, on the demand for wallboard made with synthetic gypsum and the cost of using synthetic gypsum in manufacturing wallboard.
     Energy costs also are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with production of our gypsum and interior systems products, have both become more volatile in recent years. There may be substantial increases in the price, or a decline in the availability, of energy in the future, especially in light of instability or possible dislocations in some energy markets. In addition, significant increases in the cost of fuel can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. As is the case with raw materials, we may not be able to pass on increased costs through increases in the prices of our products.
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
If the market price of natural gas declines, it may have a material adverse effect on our business, financial condition and operating results as a result of our hedging agreements for natural gas.
We use natural gas extensively in the production of gypsum and interior systems products in the United States, Canada and Mexico. As a result, our profitability, operating cash flows and future rate of growth are highly dependent on the price of natural gas, which historically has been very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging agreements. We benefit from the hedge agreements when spot prices exceed contractually specified prices. During 2009, however, the market price for natural gas declined, and we were more limited in our ability to take advantage of decreasing market prices than some of our competitors. We have recently included options as part of our hedging strategy to provide protection if gas prices increase significantly while allowing us to take advantage of lower gas prices. Any substantial or extended decline in prices of, or demand for, natural gas could cause our production costs to be greater than those of our competitors. A significant production cost differential could have a material adverse effect on our business, financial condition and operating results.
     In addition, the results of our hedging agreements could be positive, neutral or negative in any period depending on price changes in the hedged exposures. Further, changes to the price of natural gas could result in changes to the value of our hedging contracts, which could impact our results of operations for a particular period. Our hedging activities are not designed to mitigate long-term natural gas price fluctuations and, therefore, will not protect us from long-term natural gas price increases.
Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, thereby possibly developing increased buying power, which may materially and adversely affect our revenues, results of operations and financial position.
Certain of our important customers are large companies with significant buying power. In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues, operating results and financial position may be materially and adversely affected.
We are subject to environmental and safety laws and regulations that may change. These laws and regulations could cause us to make modifications to how we manufacture and price our products. They and the effects of climate change could also require that we make significant capital investments or otherwise increase our costs.
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
     Environmental laws and regulations tend to become more stringent over time, and we could incur material expenses relating to compliance with future environmental laws. As noted above, the EPA is considering a regulation that could affect the use, storage and disposal of synthetic gypsum. In addition, the price and availability of certain of the raw materials that we use may vary in the future as a result of environmental laws and regulations affecting our suppliers. An increase in the price of our raw materials, a decline in their availability or future costs relating to our compliance with environmental laws and regulations may materially and adversely affect our operating margins or result in reduced demand for our products.
     The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. In December 2009, the EPA issued its findings that certain greenhouse gases, including carbon dioxide, endanger the public health and welfare, laying the groundwork for the possible regulation of carbon dioxide emissions under the Clean Air Act. Earlier in 2009, the EPA proposed a rule that would require facilities emitting over 25,000 tons of greenhouse gases annually to obtain permits demonstrating that they are using best practices and technologies to minimize greenhouse gas emissions. If adopted, that rule would affect all of our U.S. wallboard and ceiling tile plants and paper mills and could require that we incur significant costs to satisfy permitting requirements. Enactment of climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have an adverse effect on our operations and demand for our services or products. Our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. For example, if so-called “cap and trade” legislation is enacted, it is likely that we would be required to purchase “carbon credits” for our manufacturing facilities, and those credits could become more expensive or increasingly difficult to obtain over time. Energy could also become more expensive, and we may not be able to pass these increased costs on to purchasers of our products.
     We cannot predict if or when currently proposed or additional laws and regulations regarding emissions and other environmental concerns will be enacted or what capital expenditures might be required as a result of them. Stricter regulation of emissions might require us to install emissions control or other equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
     Some of our manufacturing plants are located in coastal areas to receive ocean shipments of gypsum rock. If sea levels rise or storm severity increases significantly because of climate change, significant capital investments could be required to structurally reinforce some of these plants and/or to upgrade their dock facilities. Also, climate change could cause drought conditions and increase the cost of securing water for use in our manufacturing processes, although the increase, if any, likely would vary significantly from location to location.
If the downturn in the markets for our businesses does not reverse or is significantly extended, we may incur material impairment charges.
We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity. As a result, during the three-year period ended December 31, 2009, we recorded asset impairment charges aggregating $9 million for two permanently closed and two temporarily idled gypsum wallboard production facilities.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules.

     However, if the downturn in our markets does not reverse or the downturn is significantly further extended, additional material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, we may permanently close production and distribution facilities and material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and operating results.
A small number of our stockholders could significantly influence our business and affairs.
Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2010, six organizations collectively controlled over 50% of our common stock. Also, all of our 10% convertible senior notes are currently held by two of our largest stockholders. At the current conversion price of $11.40 per share, the notes are convertible into approximately 35.1 million shares of our common stock, or approximately 25% of the shares that would be outstanding if all of the notes were converted at that price. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 4.16% for December 2009). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2009, our annual U.S. federal NOL utilization would have been limited to approximately $58 million per year.
We may pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition and operating results.
During the past several years, we have completed a number of acquisitions and joint venture arrangements. As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve one or more of a number of risks, including
•	the diversion of management’s attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture,

•	possible adverse effects on our operating results during the integration process,

•	failure of the acquired business or joint venture to achieve expected operational, profitability and investment return objectives, and

•	inability to achieve other intended objectives of the transaction.
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
We depend on our senior management team for their expertise and leadership, and the unexpected loss of any member could adversely affect the implementation of our business strategy or our operations.
Our success depends on the management and leadership skills of our senior management team. The unexpected loss of any of these individuals or an inability to attract and retain additional personnel could impede or prevent the implementation of our business strategy or adversely affect our operations. Although we have incentives for management to stay with us, we cannot ensure that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed.
We do not expect to pay cash dividends on our common stock for the foreseeable future.
We have not paid a dividend on our common stock since the first quarter of 2001 and have no plans to do so in the foreseeable future. Further, our credit agreement limits our ability to pay a dividend or repurchase our stock unless specified borrowing availability and fixed charge coverage ratio tests are met, and it prohibits payment of a dividend if a default exists under the agreement. Because we do not expect to pay dividends on our common stock in the foreseeable future, investors in our common stock will have to rely on the possibility of stock appreciation for a return on their investment.
Item 1B.   UNRESOLVED STAFF COMMENTS
None

Item 2.   PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 47% of capacity during 2009. USG Interiors’ AURATONE® brand ceiling tile plants operated at approximately 74% of capacity during 2009. The locations of our production properties in operation as of December 31, 2009, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pa.*	Plaster City, Calif.	Sweetwater, Texas
Baltimore, Md.**	Rainier, Ore.	Washingtonville, Pa.*
Bridgeport, Ala.*	Shoals, Ind.**	Hagersville, Ontario, Canada**
East Chicago, Ind.*	Sigurd, Utah	Montreal, Quebec, Canada *
Empire, Nev.	Southard, Okla.	Monterrey, Nuevo Leon, Mexico
Galena Park, Texas*	Sperry, Iowa**	Puebla, Puebla, Mexico
Jacksonville, Fla.**	Stony Point, N.Y.**	Tecoman, Colima, Mexico
Norfolk, Va.*

*	Plants supplied fully by synthetic gypsum

**	Plants supplied partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Wash.	Galena Park, Texas	Calgary, Alberta, Canada (leased)
Baltimore, Md.	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Ala.	Jacksonville, Fla.	Montreal, Quebec, Canada
Chamblee, Ga.	Phoenix (Glendale), Ariz. (leased)	Surrey, British Columbia, Canada
Dallas, Texas	Port Reading, N.J.	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, Calif.

CEMENT BOARD
Baltimore, Md.	New Orleans, La.	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Mich.

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Mich.	Sigurd, Utah	Little Narrows, Nova Scotia, Canada
Empire, Nev.	Southard, Okla.	Windsor, Nova Scotia, Canada
Fort Dodge, Iowa	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Plaster City, Calif.	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Shoals, Ind.	Hagersville, Ontario, Canada	Tecoman, Colima, Mexico

PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, N.Y.	Otsego, Mich.
North Kansas City, Mo.

OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, N.C. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Puebla, Puebla, Mexico, Saltillo, Coahuila, Mexico, and San Luis Potosi, San Luis Potosi, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, and paper-faced metal corner bead at Auburn, Wash., and Weirton, W.Va.
FACILITY SHUTDOWNS
During 2009, we permanently closed gypsum wallboard and cement board production facilities in Santa Fe Springs, Calif., and a sealants and finishes production facility in La Mirada, Calif. We also temporarily idled a paper production facility in Clark, N.J. The closed gypsum wallboard and cement board production facilities had been idled since 2007 and 2008, respectively.
OCEAN VESSELS
Gypsum Transportation Limited, our wholly owned subsidiary headquartered in Bermuda, owns and operates three self-unloading ocean vessels, including a new 40,000 ton ship that was delivered in May 2009. Under a contract of affreightment, these vessels transport gypsum rock from Nova Scotia to our East Coast plants. We offer excess ship time, when available, for charter on the open market to back haul cargo such as coal, aggregates and other free-flowing bulk materials.
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
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., metal specialty systems at Oakville, Ontario, Canada, and joint compound at Dreux, France, Port Klang, Malaysia (leased), St. Petersburg, Russia (leased), Thessaloniki, Greece (leased), Viersen, Germany, and Lima, Peru.

Item 3.   LEGAL PROCEEDINGS
See Part II, Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 16, Litigation, for information on legal proceedings, which information is incorporated herein by reference.
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2010, there were 3,180 record holders of our common stock. We currently do not pay dividends on our common stock.
     We did not purchase any of our equity securities during the fourth quarter of 2009.
     See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
     Pursuant to our Non-Employee Director Compensation Program, on December 31, 2009, our non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or common stock with an equivalent value. Pursuant to this program, on December 31, 2009, a total of 5,550 shares of common stock were issued to one non-employee director based on the average closing sales prices of a share of USG common stock on December 30, 2009. The issuance of these shares was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and was exempt from registration under Section 5 of the Securities Act.
     Pursuant to our Deferred Compensation Program for Non-Employee Directors, three of our non-employee directors deferred their $80,000 annual grant, and two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on December 31, 2009, into a total of approximately 19,859 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.

COMMON STOCK PRICES
The high and low sales prices of our common stock in 2009 and 2008 were as follows:

	2009		2008

	High	Low	High	Low

First quarter	$12.47	$4.16	$38.38	$29.71

Second quarter	17.88	7.17	40.25	29.48

Third quarter	19.88	8.71	35.00	23.12

Fourth quarter	17.93	12.45	26.39	5.50

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2009.

	Value of Investment as of December 31

	2004	2005	2006	2007	2008	2009

USG	$100	$161	$136	$104	$23	$41

S&P 500	100	105	121	128	81	102

DJUSCN	100	112	131	161	92	105

All amounts are rounded to the nearest dollar.

Item 6.   SELECTED FINANCIAL DATA
USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)	Years Ended December 31,

	2009	2008	2007(a)	2006(a)	2005(a)

Statement of Operations Data:

Net sales	$3,235	$4,608	$5,202	$5,810	$5,139

Cost of products sold	3,090	4,416	4,601	4,426	4,030

Gross profit	145	192	601	1,384	1,109

Selling and administrative expenses	304	380	408	419	352

Litigation settlement income (b)	(97)	-	-	-	-

Restructuring and long-lived asset impairment charges	80	98	26	-	-

Goodwill and other intangible asset impairment charges	43	226	-	-	-

Asbestos claims provision (reversal) (c)	-	-	-	(44)	3,100

Chapter 11 reorganization expenses	-	-	-	10	4

Operating profit (loss)	(185)	(512)	167	999	(2,347)

Interest expense (c)	165	86	105	555	5

Interest income	(4)	(7)	(22)	(43)	(10)

Other income, net	(9)	(10)	(4)	(3)	-

Income taxes (benefit) (d)	450	(118)	11	193	(921)

Earnings (loss) before cumulative effect of accounting change	(787)	(463)	77	297	(1,421)

Cumulative effect of accounting change	-	-	-	-	(11)

Net earnings (loss)	(787)	(463)	77	297	(1,432)

Net Earnings (Loss) Per Common Share:

Cumulative effect of accounting change	-	-	-	-	(0.20)

Basic	(7.93)	(4.67)	0.80	4.47	(25.42)

Diluted	(7.93)	(4.67)	0.79	4.46	(25.42)

Balance Sheet Data (as of the end of the year):

Working capital	$939	$738	$717	$975	$1,602

Current ratio	2.91	1.98	2.26	1.55	3.60

Cash and cash equivalents	690	471	297	565	936

Property, plant and equipment, net	2,427	2,562	2,596	2,210	1,946

Total assets	4,097	4,719	4,654	5,397	6,180

Long-term debt (c)	1,955	1,642	1,238	1,439	-

Liabilities subject to compromise (c)	-	-	-	-	5,340

Total stockholders’ equity (deficit)	930	1,550	2,226	1,566	(279)

Other Information:

Capital expenditures	$44	$238	$460	$393	$198

Closing stock price per common share as of December 31	14.05	8.04	35.79	54.80	65.00

Average number of employees (e)	10,800	13,600	14,650	14,700	14,100

(a)	Financial information for 2005 through 2007 reflects adjustments for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. These adjustments reduced cost of products sold from the amounts originally reported by $2 million in 2007, $14 million in 2006 and $7 million in 2005.

(b)	Reflects settlement income, net of fees, from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A.

(c)	In connection with our five-year reorganization proceeding that concluded in 2006, U.S. Gypsum recorded a pretax charge of $3.1 billion for asbestos claims in 2005. Interest expense in 2006 included post-petition interest and fees of $528 million related to pre-petition obligations. Debt of $1.005 billion as of December 31, 2005 was included in liabilities subject to compromise.

(d)	Income taxes (benefit) includes noncash deferred tax asset valuation allowances of $575 million in 2009, $71 million in 2008, $(10) million in 2007, $(6) million in 2006 and $31 million in 2005.

(e)	As of December 31, 2009, we had approximately 10,100 employees worldwide.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2009
•	new residential construction accounted for approximately 20% of our net sales,

•	residential and nonresidential repair and remodel activity accounted for approximately 47% of our net sales,

•	new nonresidential construction accounted for approximately 31% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.
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
Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, Inc., or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-Pacific region.
Geographic Information: In 2009, approximately 80% of our net sales were attributable to the United States. Canada accounted for approximately 10% of our net sales, and other foreign countries accounted for the remaining 10%.

FINANCIAL INFORMATION
Consolidated net sales in 2009 were $3.235 billion, down 30% from 2008. An operating loss of $185 million and a net loss of $787 million, or $7.93 per diluted share, were incurred in 2009. These results compared with an operating loss of $512 million and a net loss of $463 million, or $4.67 per diluted share, in 2008.
     Results for 2009 included restructuring and long-lived asset impairment charges of $80 million and goodwill and other intangible asset impairment charges of $43 million, partially offset by the favorable impact of income, net of fees, of $97 million from a settlement of our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A., or together Lafarge, discussed under Legal Contingencies below. The net loss for 2009 also reflected a recording of a deferred tax asset valuation allowance of $575 million for all of our U.S. federal deferred tax assets and virtually all of our state deferred tax assets related to 2009 and previous years.
     Results for 2008 included restructuring and long-lived asset impairment charges of $98 million, goodwill and other intangible asset impairment charges of $226 million and start-up costs for new manufacturing facilities totaling $26 million. The net loss for 2008 also reflected an increase in the valuation allowance, primarily on certain state net operating loss and tax credit carryforwards, that had the impact of reducing our income tax benefit by $71 million, net of tax.
     The restructuring and long-lived asset impairment charges in 2009 and 2008 primarily related to salaried workforce reductions, facility shutdowns and the closure of distribution centers.
     As of December 31, 2009, we had cash and cash equivalents of $690 million compared with $471 million as of December 31, 2008. During 2009, we received net proceeds of $287 million from an offering of $300 million of 9.75% senior notes due 2014 and $80 million ($74 million net of fees) of the $105 million payable to us as a result of the settlement of our lawsuit against Lafarge, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Housing starts in the United States, which are a major source of demand for our products and services, declined in each of the last three years. Based on data issued by the U.S. Census Bureau, U.S. housing starts were an estimated 553,800 units in 2009 compared with housing starts of 905,500 units in 2008, 1.355 million units in 2007 and 1.801 million units in 2006. Housing starts remain near the lowest levels recorded in the last 50 years. In December 2009, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 557,000 units. Industry analysts’ forecasts for new home construction in the United States in 2010 are for a range of from 600,000 to 900,000 units. We are expecting housing starts to be near the low end of that range.
     As a result of the declines in new home construction, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new home construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to 4.9 million units in 2008 from 5.7 million units in 2007 and 6.5 million units in 2006 before increasing to an estimated 5.2 million units in 2009. The declines in existing home sales in the prior years contributed to a decrease in demand for our products from the residential repair and remodel market in 2009. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We estimate that residential and nonresidential repair and remodel activity in the United States declined approximately 15% in 2009 compared with the 2008 level. However, a number of industry analysts report that the declines in residential repair and remodel spending are beginning to moderate, and they forecast that spending will begin to increase in 2010. We are estimating that overall repair and remodel spending will increase approximately 3% in 2010.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States declined 43% in 2009 compared with 2008. This followed a 17% decrease in 2008 compared with 2007. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 5% in 2010 from the 2009 level.
     The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment and continued restrictive lending practices could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations.
     Our results of operations have been adversely affected by the economic downturn and uncertainty in the financial markets. In 2009, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments resulting from the significant reduction in commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 18.4 billion square feet in 2009, down approximately 27% compared with 25.2 billion square feet in 2008, which was down approximately 18% compared with 30.7 billion square feet in 2007. Overall, demand was down 49% from 2006. U.S. Gypsum shipped 4.72 billion square feet of SHEETROCK® brand gypsum wallboard in 2009, a 34% decrease from 7.16 billion square feet in 2008, which was down 20% from 9.0 billion square feet in 2007. The percentage decline of U.S. Gypsum’s wallboard shipments in each of 2009 and 2008 exceeded the declines for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 27% for 2009 from approximately 29% for 2008.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of December 31, 2009. We estimate that the industry capacity utilization rate was approximately 52% during both the full year and the fourth quarter of 2009. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2010, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will remain at approximately the 2009 level in 2010. At such a low level of capacity utilization, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. During 2009, we permanently closed gypsum wallboard and cement board production facilities in Santa Fe Springs, Calif., and a sealants and finishes production facility in La Mirada, Calif. We also temporarily idled a paper production facility in Clark, N.J. The closed gypsum wallboard and cement board production facilities in Santa Fe Springs had been idled since 2007 and 2008, respectively. Since mid-2006, we have temporarily idled or permanently closed approximately 3.1 billion square feet of our highest-cost wallboard manufacturing capacity.
     As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed 37 distribution centers during 2009 and a total of 98 distribution centers since the downturn began. These closures have been widely dispersed throughout the markets L&W Supply serves. L&W Supply served its customers from 164 centers in the United States as of December 31, 2009.
     We eliminated approximately 820 salaried and hourly positions during 2009. During the three-year period ended December 31, 2009, we have eliminated approximately 3,850 salaried and hourly positions. We will continue to adjust our operations to the conditions in our markets.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, we currently expect to realize the carrying value of all facilities that are not permanently closed through future cash flows. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. During 2009, we recorded asset impairment charges related to write-downs of the value of machinery and equipment at the closed Santa Fe Springs, Calif., and La Mirada, Calif., production facilities and temporarily idled production facilities in Delevan, Wis., and Detroit, Mich. Because we believe that a significant recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there were no other material impairments of our long-lived assets during 2009.
     However, if the downturn in our markets does not reverse or the downturn is significantly further extended, additional material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, we may permanently close production and distribution facilities and material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and operating results.
     Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See the discussion under Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors, for additional information regarding the conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and the effects of climate change and other risks and uncertainties that affect us.
KEY OBJECTIVES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives:
•	extend our customer satisfaction leadership;

•	improve operating efficiencies and achieve significant cost reductions; and

•	maintain financial flexibility.

Consolidated Results of Operations

				Increase	Increase

				(Decrease)	(Decrease)

(dollars in millions, except per-share data)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$3,235	$4,608	$5,202	(30)%	(11)%

Cost of products sold	3,090	4,416	4,601	(30)%	(4)%

Gross profit	145	192	601	(24)%	(68)%

Selling and administrative expenses	304	380	408	(20)%	(7)%

Litigation settlement income	(97)	-	-	-	-

Restructuring and long-lived asset impairment charges	80	98	26	(18)%	277%

Goodwill and other intangible asset impairment charges	43	226	-	(81)%	-

Operating profit (loss)	(185)	(512)	167	(64)%	-

Interest expense	165	86	105	92%	(18)%

Interest income	(4)	(7)	(22)	(43)%	(68)%

Other income, net	(9)	(10)	(4)	(10)%	150%

Income taxes (benefit)	450	(118)	11	-	-

Net earnings (loss)	(787)	(463)	77	70%	-

Diluted earnings (loss) per share	(7.93)	(4.67)	0.79	70%	-

NET SALES
Consolidated net sales were $3.235 billion in 2009, $4.608 billion in 2008 and $5.202 billion in 2007. Net sales declined for the third consecutive year in 2009 primarily due to the continued downturn in the United States residential and other construction markets.
     Consolidated net sales in 2009 were down $1.373 billion, or 30%, compared with 2008. This decrease reflected a 25% decline in net sales for North American Gypsum, a 35% decline in net sales for Building Products Distribution and a 22% decline in net sales for Worldwide Ceilings. The lower level of net sales in 2009 for North American Gypsum was largely attributable to a 34% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by a 5% increase in average gypsum wallboard selling prices compared with 2008. Net sales for Building Products Distribution were down primarily due to a 33% decrease in gypsum wallboard volume and a 3% decrease in gypsum wallboard selling prices. Net sales for Worldwide Ceilings were down primarily due to lower volumes in the United States for ceiling grid (down 28%) and ceiling tile (down 17%) and lower demand for ceilings and other products in the European, Asia-Pacific and Latin American markets.
     Consolidated net sales for 2008 were down $594 million, or 11%, compared with 2007. This decrease reflected a 17% decline in net sales for North American Gypsum and a 13% decline in net sales for Building Products Distribution. The lower level of net sales in 2008 for North American Gypsum was largely attributable to declines in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume (down 20%) and selling prices (down 18%) compared with 2007. Net sales for Building Products Distribution were down also due primarily to lower volume (down 23%) and selling prices (down 13%) for gypsum wallboard. Worldwide Ceilings’ net sales increased 4% compared with 2007, primarily reflecting USG Interiors’ higher selling prices for ceiling grid (up 9%) and ceiling tile (up 2%). However, demand from the commercial construction market that Worldwide Ceilings serves began to deteriorate in the second half of 2008 resulting in lower volume levels for USG Interiors’ ceiling grid (down 4%) and ceiling tile (down 1%) in 2008 compared with 2007.

COST OF PRODUCTS SOLD
Cost of products sold totaled $3.090 billion in 2009, $4.416 billion in 2008 and $4.601 billion in 2007.
     Cost of products sold for 2009 decreased $1.326 billion, or 30%, compared with 2008. This decline primarily reflected lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in 2009 compared with 2008, reflecting a 13% decrease in per unit costs for wastepaper and other raw materials, which more than offset per unit increases of 18% in fixed costs due to lower gypsum wallboard production volume and 1% in energy costs. Cost of products sold in 2009 also reflects a $21 million reduction in start-up costs related to U.S. Gypsum’s gypsum wallboard plants in Washingtonville, Pa., and Norfolk, Va., and its paper mill in Otsego, Mich. For USG Interiors, manufacturing costs per unit increased for ceiling grid, primarily due to higher steel costs, while manufacturing costs per unit for ceiling tile were virtually unchanged, compared to 2008.
     Cost of products sold decreased $185 million, or 4%, in 2008 compared with 2007, primarily reflecting lower product volumes, partially offset by higher raw materials and energy costs and higher fixed costs due to lower production volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard increased 11% in 2008 compared with 2007 reflecting an 8% increase in per unit costs for wastepaper and other raw materials, a 10% increase in per unit costs for energy and a 28% increase in per unit fixed costs due to lower gypsum wallboard production volume. Cost of products sold in 2008 also included $26 million in start-up costs related to U.S. Gypsum’s facilities mentioned above. For USG Interiors, manufacturing costs per unit increased for ceiling tile primarily due to higher raw materials costs, but decreased for ceiling grid primarily due to lower steel costs.
GROSS PROFIT
Gross profit was $145 million in 2009, $192 million in 2008 and $601 million in 2007. Gross profit as a percentage of net sales was 4.5% in 2009, 4.2% in 2008 and 11.6% in 2007. The increase in the percentage for 2009 compared to 2008 was due principally to increased average selling prices and lower costs for gypsum wallboard for U.S. Gypsum.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $304 million in 2009, $380 million in 2008 and $408 million in 2007. The decreases in selling and administrative expenses year-over-year primarily reflected the continued company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions. As a percentage of net sales, selling and administrative expenses were 9.4% in 2009, 8.2% in 2008 and 7.8% in 2007. The year-over-year increases in the percentages were attributable to the lower levels of net sales compared to prior years.
LITIGATION SETTLEMENT INCOME
In the fourth quarter of 2009, U.S. Gypsum recorded income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million and the lawsuit was dismissed. Lafarge paid U.S. Gypsum $80 million ($74 million net of fees) in December 2009 and will pay U.S. Gypsum an additional $25 million no later than December 1, 2010. See Legal Contingencies below for additional information related to this settlement.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented restructuring activities in 2009, 2008 and 2007. In 2009, we recorded restructuring and long-lived asset impairment charges totaling $80 million primarily associated with salaried workforce reductions, the closure of 37 distribution centers and the temporary idling or permanent closure of production facilities.
     In 2008, we recorded restructuring and impairment charges totaling $98 million associated with salaried workforce reductions, the temporary idling or permanent closure of production facilities and the closure of 54 distribution centers.

     In 2007, we recorded restructuring and impairment charges totaling $26 million associated with salaried workforce reductions and the temporary idling or permanent closure of production facilities.
     Total cash payments charged against the restructuring reserve in 2009 amounted to $60 million. We expect future payments to be approximately $21 million in 2010, $8 million in 2011 and $11 million after 2011. All restructuring-related payments in 2009 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. Annual savings from the 2009 restructuring initiatives are estimated to be approximately $100 million beginning in 2010.
     See Note 2 to the Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES
In 2009, we recorded goodwill and other intangible asset impairment charges totaling $43 million. Of this amount, $29 million related to intangible assets associated with trade names of the L&W Supply reporting unit that comprises the Building Products Distribution segment, and $12 million was L&W Supply’s remaining goodwill balance. An additional $2 million related to intangible assets associated with trade names of the Latin America reporting unit within our Worldwide Ceilings segment. As of December 31, 2009, the remaining amount of intangible assets associated with trade names was $22 million, all of which related to L&W Supply.
     In 2008, we recorded impairment charges of $226 million associated with goodwill and other intangible assets. Of the total charge for goodwill impairment, $201 million related to Building Products Distribution, $12 million to Worldwide Ceilings and $1 million to North American Gypsum. We also recorded an impairment charge of $12 million for the partial write-off of certain trade names related to L&W Supply.
     See Note 3 to the Consolidated Financial Statements for additional information related to these charges and remaining other intangible asset balances as of December 31, 2009.
INTEREST EXPENSE
Interest expense was $165 million in 2009, $86 million in 2008 and $105 million in 2007. Interest expense increased in 2009 compared with 2008 primarily due to a higher level of borrowings, a lower level of capitalized interest in 2009 and a charge of $7 million to write off deferred financing fees in connection with the first-quarter amendment and restatement of our credit agreement. Interest expense in 2007 included charges totaling $14 million to write-off deferred financing fees primarily due to the first-quarter repayment of our tax bridge loan and the third-quarter repayment of our bank term loan.
INTEREST INCOME
Interest income was $4 million in 2009, $7 million in 2008 and $22 million in 2007. The lower levels of interest income in 2009 and 2008 primarily reflected lower interest rates.
OTHER INCOME, NET
Other income, net was $9 million in 2009, $10 million in 2008 and $4 million in 2007. The 2009 amount included the reversal of the remaining $10 million of the embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009. The 2008 amount included $11 million of income for a change in the fair value of the embedded derivative liability related to those notes.

INCOME TAXES (BENEFIT)
Income tax expense was $450 million in 2009. Income tax benefit was $118 million in 2008. Income tax expense was $11 million in 2007. The 2009 tax expense reflected the recording of a valuation allowance against all of our U.S. federal deferred tax assets and virtually all of our state deferred tax assets as explained below under Realization of Deferred Tax Asset.
NET EARNINGS (LOSS)
A net loss of $787 million, or $7.93 per diluted share, was recorded in 2009. These amounts included the charges of $80 million, or $0.81 per diluted share, for restructuring and long-lived asset impairment, $43 million, or $0.43 per diluted share, for goodwill and other intangible asset impairment and $575 million, or $5.79 per diluted share, for the tax valuation allowance, partially offset by the income, net of fees, of $97 million, or $0.98 per diluted share, from the settlement of our lawsuit against Lafarge.
     A net loss of $463 million, or $4.67 per diluted share, was recorded in 2008. These amounts included the after-tax charges of $177 million, or $1.78 per diluted share, for goodwill and intangible asset impairment, $61 million, or $0.62 per diluted share, for restructuring and long-lived asset impairment and $71 million, or $0.72 per diluted share, for the tax valuation allowance.
     Net earnings in 2007 were $77 million, or $0.79 per diluted share. These amounts included after-tax charges of $16 million, or $0.16 per diluted share, for restructuring and long-lived asset impairment and $9 million, or $0.09 per diluted share, for the write-off of deferred financing fees.

Core Business Results of Operations

	Net Sales			Operating Profit (Loss)

(millions)	2009	2008	2007	2009(a)	2008(b)	2007(c)

North American Gypsum:

United States Gypsum Company	$1,432	$1,933	$2,417	$(20)	$(261)	$30

CGC Inc. (gypsum)	267	332	324	7	(8)	15

USG Mexico, S.A. de C.V.	142	201	193	12	20	26

Other (d)	40	74	83	(8)	8	13

Eliminations	(111)	(182)	(180)	–	–	–

Total	1,770	2,358	2,837	(9)	(241)	84

Building Products Distribution:

L&W Supply Corporation	1,289	1,993	2,291	(172)	(243)	91

Worldwide Ceilings:

USG Interiors, Inc.	429	531	523	53	61	54

USG International	222	304	273	2	(4)	12

CGC Inc. (ceilings)	56	61	61	7	11	9

Eliminations	(44)	(50)	(44)	–	–	–

Total	663	846	813	62	68	75

Corporate	–	–	–	(71)	(97)	(110)

Eliminations	(487)	(589)	(739)	5	1	27

Total USG Corporation	$3,235	$4,608	$5,202	$(185)	$(512)	$167

(a)	Consolidated operating loss in 2009 included:
•	restructuring and long-lived asset impairment charges of $80 million, of which $39 million related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate;

•	goodwill and other intangible asset impairment charges of $43 million, of which $41 million related to Building Products Distribution and $2 million to Worldwide Ceilings; and

•	litigation settlement income, net of fees, of $97 million from our lawsuit against Lafarge, all of which related to North American Gypsum.
(b)	Consolidated operating loss in 2008 included:
•	restructuring and long-lived asset impairment charges of $98 million, of which $48 million related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate; and

•	goodwill and other intangible asset impairment charges of $226 million, of which $213 million related to Building Products Distribution, $12 million to Worldwide Ceilings and $1 million to North American Gypsum.
(c)	Consolidated operating profit in 2007 included restructuring and long-lived asset impairment charges of $26 million, of which $18 million related to North American Gypsum, $1 million to Building Products Distribution, $2 million to Worldwide Ceilings and $5 million to Corporate.

(d)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $1.770 billion in 2009, $2.358 billion in 2008 and $2.837 billion in 2007. Net sales in 2009 were down 25% from 2008 following a decline of 17% in 2008 compared with 2007. An operating loss of $9 million was incurred in 2009. This loss included the litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge and restructuring and long-lived asset impairment charges of $25 million. An operating loss of $241 million in 2008 included restructuring and long-lived asset impairment charges of $48 million. Operating profit of $84 million in 2007 included restructuring and long-lived asset impairment charges of $18 million.
United States Gypsum Company - 2009 Compared With 2008: Net sales in 2009 declined $501 million, or 26%, compared with 2008. Approximately $271 million of the decrease was attributable to a 34% decline in SHEETROCK® brand gypsum wallboard volume, which was partially offset by a $28 million increase attributable to a 5% increase in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $60 million and net sales of other products declined $198 million compared with 2008, principally due to lower volumes.
     An operating loss of $20 million was recorded in 2009 compared with an operating loss of $261 million in 2008. The $241 million favorable change in operating loss included the litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge and a higher gypsum wallboard gross margin, which accounted for $38 million of the improvement, partially offset by a $4 million decrease due to the lower gypsum wallboard volume. Gross profit for SHEETROCK® brand joint treatment products increased $17 million compared with 2008. A net gross profit increase for other product lines and lower plant start-up costs, selling and administrative expenses and information technology and other expenditures contributed $74 million in operating profit improvement. Restructuring and long-lived asset impairment charges were $24 million in 2009 compared with $43 million in 2008.
     New housing construction remained very weak in 2009, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 4.72 billion square feet of SHEETROCK® brand gypsum wallboard in 2009, a 34% decrease from 7.16 billion square feet in 2008. U.S. Gypsum’s gypsum wallboard shipments declined 10% in the fourth quarter of 2009 compared to the third quarter of 2009 after remaining relatively stable during the second and third quarters. We estimate that industry capacity utilization rates were approximately 52%, while U.S. Gypsum’s capacity utilization rate averaged 47%, during 2009. For the fourth quarter of 2009, we estimate that the industry operated at 52% of capacity, while U.S. Gypsum’s wallboard plants operated at approximately 42% of capacity.
     In 2009, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $117.16 per thousand square feet, up 5% from $111.15 in 2008. During the fourth quarter of 2009, our average realized selling price for SHEETROCK® brand gypsum wallboard was $109.86 per thousand square feet, down 5% from the third quarter of 2009 and down 8% compared with the fourth quarter of 2008.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in 2009 compared with 2008 reflecting a 13% decrease in per unit costs for wastepaper and other raw materials, which more than offset per unit increases of 18% in fixed costs due to lower gypsum wallboard production volume and 1% in energy costs.
     Net sales of SHEETROCK® brand joint treatment products declined by $60 million, while gross profit increased $17 million, for 2009 compared with 2008. These results reflected 19% lower joint compound volume, partially offset by 7% higher average realized selling prices and 4% lower per unit manufacturing costs. Net sales for DUROCK® brand cement board were down in 2009 compared with 2008 primarily due to a 20% decrease in volume, partially offset by 1% higher selling prices. Manufacturing costs per unit for cement board decreased 2% in 2009 compared with 2008, but gross profit was adversely affected by the lower volume. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels declined in 2009 compared with 2008 reflecting a 35% decrease in volume and 3% higher per unit manufacturing costs, partially offset by 4% higher selling prices.
United States Gypsum Company - 2008 Compared With 2007: Net sales in 2008 declined $484 million, or 20%, from 2007. Approximately $253 million of the decrease in net sales was attributable to a 20% decrease in SHEETROCK® brand gypsum wallboard volume and $170 million was attributable to an 18% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $67 million and net sales of other products increased $6 million compared with 2007.
     An operating loss of $261 million was recorded in 2008 compared with operating profit of $30 million in 2007. The $291 million decline in operating profit was primarily attributable to a 95% decrease in gypsum wallboard gross margin, which lowered operating profit by $248 million, and the decline in gypsum wallboard volume, which lowered operating profit by $68 million. Gross profit for SHEETROCK® brand joint treatment products declined $34 million. Restructuring and long-lived asset impairment charges of $43 million were recorded in 2008 compared with charges of $15 million in 2007. The factors that contributed to the lower level of operating profit in 2008 were partially offset by a net gross profit increase for other product lines, lower information technology, promotional and other expenditures and lower selling and administrative expenses, which aggregated $87 million in operating profit improvement.
     Lower demand from the new residential construction market throughout 2008 resulted in reduced demand for gypsum wallboard and lower selling prices. U.S. Gypsum shipped 7.16 billion square feet of SHEETROCK® brand gypsum wallboard in 2008, a 20% decrease from 9.0 billion square feet in 2007. We estimate that industry capacity utilization rates were approximately 62%, while U.S. Gypsum’s capacity utilization rate averaged 65%, during 2008.
     In 2008, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $111.15 per thousand square feet, down 18% from $134.93 in 2007.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard increased 11% in 2008 compared with 2007 reflecting an 8% increase in per unit costs for wastepaper and other raw materials, a 10% increase in per unit costs for energy and a 28% increase in per unit fixed costs due to lower gypsum wallboard production volume.
     Net sales and gross profit for SHEETROCK® brand joint treatment products declined by $67 million and $34 million, respectively, in 2008 compared with 2007 primarily due to lower joint compound volume (down 17%), partially offset by higher average realized selling prices (up 4%). Gross profit for joint compound products also was adversely affected by higher per unit manufacturing costs (up 11%). Net sales for DUROCK® brand cement board were down in 2008 compared with 2007 primarily due to a 17% decrease in volume. Gross profit for cement board was adversely affected by higher per unit manufacturing costs (up 3%). Net sales and gross profit for FIBEROCK® brand gypsum fiber panels improved in 2008 compared with 2007 reflecting higher selling prices (up 5%) and slightly lower per unit manufacturing costs (down 1%), while volume was down 2%.
CGC Inc.: Net sales declined $65 million, or 20%, in 2009 compared with 2008. Sales of SHEETROCK® brand gypsum wallboard decreased $27 million, reflecting a 17% decline in volume. The unfavorable effects of currency translation resulting from a stronger U.S. dollar reduced net sales by $20 million and lower sales of other products and lower outbound freight reduced net sales by $18 million. Operating profit of $7 million was recorded in 2009 compared with an operating loss of $8 million in 2008. This improvement in operating profit despite lower net sales primarily reflected lower selling and administrative, information technology and other expenditures, which contributed $14 million in operating profit improvement, partially offset by a $2 million decrease in gross profit for gypsum wallboard and other products primarily due to lower volumes. Restructuring charges related to salaried workforce reductions totaled $1 million in 2009 compared with $4 million in 2008.
     Comparing 2008 with 2007, net sales increased $8 million, or 2%, primarily due to increased sales of joint treatment and other nonwallboard products, increased sales for CGC’s distribution subsidiary, higher outbound freight and the favorable effects of currency translation (together up $13 million), partially offset by a $5 million decrease in sales of SHEETROCK® brand gypsum wallboard due to a 12% decline in selling prices, partially offset by a 10% increase in volume. An operating loss of $8 million was recorded in 2008 compared with operating profit of $15 million in 2007. This $23 million decline in operating profit primarily reflected a $19 million decrease in gross profit for gypsum wallboard. Operating profit also was adversely affected by a higher cost of imported gypsum products (up $10 million) due to the decline of the Canadian dollar versus the U.S. dollar in the fourth quarter of 2008. Restructuring charges related to salaried workforce reductions totaled $4 million in 2008 compared with $3 million in 2007. Gross profit for joint treatment and other products increased $5 million and selling and administrative expenses decreased $2 million in 2008 compared with 2007.
USG Mexico, S.A. de C.V.: Net sales in 2009 for our Mexico-based subsidiary were down $59 million, or 29%, compared with 2008. Sales of gypsum wallboard declined $19 million primarily due to a 25% decrease in volume. Sales declined $12 million for drywall steel, while the aggregate net sales of other products were down $17 million due to lower volumes. The unfavorable effects of currency translation resulting from a stronger U.S. dollar reduced net sales by $11 million. Operating profit was $12 million in 2009 compared with $20 million in 2008. This decline primarily reflected a $10 million decrease in gross profit for gypsum wallboard as a result of the lower volume. Lower levels of gross profit for other product lines were offset by reductions in selling and administrative expenses and other costs. There were no restructuring or goodwill impairment charges in 2009, while charges aggregating $2 million were recorded in 2008.
     Comparing 2008 with 2007, net sales for USG Mexico were up $8 million, or 4%, largely due to increased sales of drywall steel (up $6 million), DUROCK® brand cement board (up $2 million) and other products (up $3 million), partially offset by lower sales of gypsum wallboard (down $3 million). However, operating profit declined $6 million, or 23%, compared with 2007 principally due to a 24% decrease in gross profit for gypsum wallboard as a result of lower selling prices and higher manufacturing costs. Gross profits for other product lines also were adversely affected by higher manufacturing costs. A restructuring charge of $1 million related to salaried workforce reductions was recorded in 2008. A goodwill impairment charge of $1 million also was recorded in 2008.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in 2009 were $1.289 billion, down $704 million, or 35%, compared with 2008. Net sales in 2009 reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 33% decrease in gypsum wallboard shipments adversely affected net sales by $218 million, and a 3% decrease in average gypsum wallboard selling prices lowered net sales by $11 million. Net sales of construction metal products decreased $240 million, or 46%, and net sales of ceilings products decreased $57 million, or 20%. Net sales of all other non-wallboard products decreased $178 million, or 34%. As a result of lower product volumes, same-location net sales for 2009 were down 31% compared with 2008. L&W Supply’s gypsum wallboard volume fell 19% and average selling prices were down 3% in the fourth quarter of 2009 compared with the third quarter of 2009.
     An operating loss of $172 million was incurred in 2009 compared with an operating loss of $243 million in 2008. The $71 million improvement was primarily due to a $172 million decrease in goodwill and other intangible asset impairment charges in 2009 compared with 2008. The lower gypsum wallboard shipments in 2009 adversely affected operating profit by $53 million, and a 20% decline in gypsum wallboard gross margin, including the impact of rebates, adversely affected operating profit by $27 million. Gross profit for other product lines decreased $133 million. These unfavorable factors were partially offset by a $117 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs designed to mitigate the effects of the lower product volumes and resultant gross profit declines. Those programs included the closure of selected distribution centers, a fleet reduction program and decreases in discretionary spending. Restructuring and long-lived asset impairment charges were $39 million in 2009 compared with $34 million in 2008.
     Comparing 2008 with 2007, L&W Supply’s net sales were down $298 million, or 13%, primarily due to a 23%

decrease in gypsum wallboard shipments and a 13% decline in average gypsum wallboard selling prices as a result of the weak residential construction market. The lower shipments adversely affected net sales by $225 million and the lower selling prices adversely affected net sales by $101 million. Net sales of construction metal products increased $90 million, or 21%, and net sales of ceilings products increased $27 million, or 10%. However, net sales of all other nonwallboard products fell $89 million, or 14%. As a result of lower product volumes and gypsum wallboard selling prices, same-location net sales for 2008 were down 18% compared with 2007.
     An operating loss of $243 million was incurred in 2008 compared with operating profit of $91 million in 2007. The $334 million decline in operating results reflected goodwill and other intangible asset impairment charges of $213 million and restructuring and long-lived asset impairment charges of $34 million primarily related to the closure of 54 distribution centers and salaried workforce reductions. In addition, the decline in gypsum wallboard shipments adversely affected operating profit by $63 million and a 24% decline in gypsum wallboard gross margin and the impact of rebates adversely affected operating profit by $59 million. Gross profit from other product lines increased $4 million and center overhead and delivery expense decreased $31 million.
     In the current market environment, L&W Supply is focusing on reducing its cost structure and optimizing its asset utilization. It closed 37 distribution centers in 2009 and 54 centers in 2008. The closures have been widely dispersed throughout the markets that L&W Supply serves. As of December 31, 2009, L&W Supply continued to serve its customers from 164 centers in the United States. It operated 198 centers in the United States as of December 31, 2008 and 247 centers in the United States and Mexico as of December 31, 2007.
WORLDWIDE CEILINGS
Worldwide Ceilings had net sales of $663 million in 2009, which represented a decrease of $183 million, or 22%, compared with 2008’s record results. Operating profit in 2009 was $62 million, a decrease of $6 million, or 9%, compared with 2008. Operating profit in 2009 was adversely affected by restructuring charges of $5 million related to salaried workforce reductions and intangible asset impairment charges of $2 million. Operating profit in 2008 was adversely affected by a goodwill impairment charge of $12 million and restructuring charges of $5 million related to salaried workforce reductions. Net sales in 2008 of $846 million represented an increase of $33 million, or 4%, compared with 2007. Operating profit in 2008 was $68 million, a decrease of $7 million, or 9%, compared with 2007.
USG Interiors, Inc.: Net sales in 2009 for our U.S. ceilings business fell to $429 million, a decrease of $102 million, or 19%, compared with 2008 primarily due to lower volumes for ceiling grid and tile. Operating profit declined to $53 million, a decrease of $8 million, or 13%, compared with 2008 primarily due to the lower volumes, partially offset by lower selling and administrative expenses.
     Net sales in 2009 declined $44 million for ceiling grid, $25 million for ceiling tile and $33 million for other products compared with 2008 due to reduced commercial construction activity. Net sales for ceiling grid were down as a result of 28% lower volume, which adversely affected sales by $48 million, partially offset by 3% higher selling prices that contributed a $4 million increase in net sales. Net sales for ceiling tile were down as a result of 17% lower volume, which adversely affected sales by $30 million, partially offset by 4% higher selling prices that contributed a $5 million increase in net sales. Net sales for other products also were down primarily as a result of lower volumes.
     Gross profit for ceiling grid declined $16 million in 2009 compared with 2008 primarily due to the lower volume. A slightly higher gross margin for ceiling grid reflected higher grid selling prices, partially offset by higher per unit manufacturing costs, primarily due to higher steel costs. Gross profit for ceiling tile declined $1 million in 2009 compared with 2008. The lower volume for ceiling tile adversely affected gross profit by $6 million. This decline was largely offset by the 4% increase in ceiling tile selling prices that contributed a $5 million increase in gross profit, while per unit manufacturing costs were virtually unchanged. Lower selling and administrative expenses, partially offset by lower gross profit for other products, resulted in a $7 million favorable impact on operating profit. There were no restructuring charges in 2009, while restructuring charges of $2 million were recorded in 2008.
     Comparing 2008 with 2007, net sales for USG Interiors were $531 million, an increase of $8 million, or 2%, and operating profit was $61 million, an increase of $7 million, or 13%. These results primarily reflected higher selling prices for ceiling grid and tile in 2008. However, demand from the commercial construction market that USG Interiors serves began to deteriorate in the second half of 2008, resulting in lower volume levels for ceiling grid and ceiling tile compared with 2007.
     Net sales in 2008 increased $8 million for ceiling grid and $1 million for ceiling tile while sales of other products declined $1 million compared with 2007. Net sales for ceiling grid benefited from higher selling prices (up 9%) that contributed a $14 million increase in sales and more than offset a 4% decrease in volume, which adversely affected sales by $6 million. Net sales for ceiling tile benefited from higher selling prices (up 2%) that contributed a $3 million increase in sales and more than offset a 1% decrease in volume, which adversely affected sales by $2 million.
     A 37% increase in gross margin for ceiling grid in 2008 increased gross profit by $17 million, reflecting the higher selling prices and lower per unit manufacturing costs compared with 2007. The decrease in costs primarily reflected lower steel costs. This increase in gross profit for ceiling grid more than offset a $2 million decline as a result of the lower volume. An 11% decrease in gross margin for ceiling tile in 2008 decreased gross profit by $5 million, reflecting higher per unit manufacturing costs, partially offset by the higher selling prices compared with 2007. The increase in ceiling tile costs primarily reflected higher per unit raw materials costs. Gross profits for other products were down $2 million in 2008. Restructuring charges of $2 million were recorded in 2008 compared with $1 million in 2007.
USG International: Net sales of $222 million in 2009 declined $82 million, or 27%, compared with 2008 primarily due to lower demand for ceiling grid and joint treatment in Europe, lower demand for ceiling grid and tile in the Asia-Pacific region, lower demand for gypsum products in Latin America and the unfavorable effects of currency translation resulting from a stronger U.S. dollar. Operating profit was $2 million in 2009 compared with an operating loss of $4 million in 2008. Operating profit in 2009 included charges of $5 million for restructuring and $2 million for intangible asset impairment. The operating loss in 2008 included charges of $12 million for goodwill impairment and $3 million for restructuring.
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
CGC Inc.: Net sales of $56 million in 2009 were down $5 million, or 8%, compared with 2008. Operating profit was $7 million in 2009 compared with $11 million for 2008. These results primarily reflected lower demand for ceiling grid and tile in Canada.
     Net sales of $61 million in 2008 were unchanged from 2007. However, operating profit increased $2 million to $11 million primarily due to higher selling prices for ceiling grid and ceiling tile.

Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2009, we had cash and cash equivalents of $690 million compared with $471 million as of December 31, 2008. During 2009, we received net proceeds of $287 million from an offering of $300 million of 9.75% senior notes due 2014 and $80 million ($74 million net of fees) of the $105 million payable to us as a result of the settlement of our lawsuit against Lafarge, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January. Our total liquidity as of December 31, 2009 was $808 million, comprised of the $690 million of cash and cash equivalents and $118 million in borrowing availability under our revolving credit facilities.
     Our amended and restated credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The amended and restated facility has a single financial covenant – a minimum fixed charge coverage ratio – that will only apply if borrowing availability under the facility is less than $75 million. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2009, our borrowing availability under the revolving credit facility, taking into account outstanding letters of credit of $84 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $90 million. We also have Can. $30 million available for borrowing under CGC’s credit facility, which is secured by substantially all of CGC’s assets other than its intellectual property. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of December 31, 2009 was $28 million.
     We have taken significant actions to reduce the cash needed to operate our businesses. Operating cash inflows improved in 2009 from 2008 levels as a result of cost savings from our 2008 restructuring actions, additional cost reduction actions taken during 2009 and working capital initiatives. Operating cash inflows are expected to partially fund our cash requirements on an ongoing basis. Any shortfall is expected to be funded by cash on hand, borrowings under our revolving credit facilities, other potential borrowings and potential sales of surplus property.
     Our total capital expenditures for 2009 were $44 million, a $194 million reduction from 2008, reflecting the substantial completion of a number of strategic investments. We expect that our total capital expenditures for 2010 will be approximately $50 million. Interest payments totaled $139 million in 2009 and are expected to be $167 million in 2010 due to the higher level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
     We believe that cash on hand, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, operating cash flows are expected to be negative and reduce our liquidity in 2010. Cash requirements include, among other things, capital expenditures, working capital needs, debt amortization, interest and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
     Despite our present liquidity position, an uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during the last three years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to maintain our financial flexibility, but there can be no assurance that our efforts will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all. See Part I, Item 1A, Risk Factors.
CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2009	2008	2007

Net cash provided by (used for):

Operating activities	$139	$(165)	$1,307

Investing activities	(36)	(252)	(730)

Financing activities	109	608	(853)

Effect of exchange rate changes on cash	7	(17)	8

Net increase (decrease) in cash and cash equivalents	$219	$174	$(268)

Operating Activities: The variation between 2009 and 2008 was largely attributable to cash flows of $186 million provided by working capital in 2009 compared with the use of $17 million in 2008. This variation reflected the net impact of a lower level of business on receivables, inventories and payables during 2009 and an increased emphasis on working capital management. The improvement in 2009 cash flows from operating activities also reflected the receipt of $80 million ($74 million net of fees) of the $105 million payable to us as a result of the settlement of our lawsuit against Lafarge.
Investing Activities: The variation between 2009 and 2008 primarily reflected a $194 million reduction in the level of capital expenditures in 2009, as explained below, and the receipt of net proceeds of $16 million from asset dispositions in 2009.
Financing Activities: The variation between 2009 and 2008 primarily reflected our debt financing initiatives in each of these years. In 2009, we completed an offering of $300 million of 9.75% senior notes, borrowed an additional $25 million under our ship mortgage facility and repaid $190 million of outstanding borrowings under our revolving credit facility. In 2008, we completed the private placement of $400 million aggregate principal amount of 10% convertible senior notes, borrowed a net $190 million under our revolving credit facility and borrowed $29 million under our ship mortgage facility.
CAPITAL EXPENDITURES
Capital spending amounted to $44 million in 2009 compared with $238 million in 2008. Because of the high level of investment that we made in our operations from 2006 through 2008 and the current market environment, our capital spending in 2009 was down $194 million compared with 2008. We plan to continue to limit our capital spending in 2010 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $242 million as of December 31, 2009 compared with $263 million as of December 31, 2008. The approved expenditures as of December 31, 2009 included $210 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed until 2012, with production targeted to begin in 2014. We expect to fund our capital expenditures program with cash from operations and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities or other alternative financings.
WORKING CAPITAL
As of December 31, 2009, working capital (current assets less current liabilities) amounted to $939 million, and the ratio of current assets to current liabilities was 2.91-to-1. As of December 31, 2008, working capital amounted to $738 million, and the ratio of current assets to current liabilities was 1.98-to-1.

Cash and Cash Equivalents: As of December 31, 2009, we had cash and cash equivalents of $690 million compared with $471 million as of December 31, 2008. During 2009, we received net proceeds of $287 million from an offering of $300 million of 9.75% senior notes due 2014 and $80 million ($74 million net of fees) of the $105 million payable to us as a result of the settlement of our lawsuit against Lafarge, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January.
Receivables: As of December 31, 2009, receivables were $357 million, down $110 million, or 24%, from $467 million as of December 31, 2008. This decline was primarily attributable to (1) a $103 million decrease in customer receivables as a result of a 24% decline in consolidated net sales for December 2009 compared with December 2008, (2) a $24 million decrease in collateral that we were required to provide to our derivative counterparties as a result of changes in the fair value of our derivatives and (3) the receipt of an $11 million cross-currency swap settlement in 2009. These decreases were partially offset by a receivable of $25 million for the remaining amount due from the Lafarge settlement.
Inventories: As of December 31, 2009, inventories were $289 million, down $115 million, or 28%, from $404 million as of December 31, 2008. This decrease primarily reflected reductions of $80 million in finished goods and work in progress and $35 million in raw materials as a result of our inventory management initiatives and the weak market conditions.
Accounts Payable: As of December 31, 2009, accounts payable were $205 million, down $15 million, or 7%, from $220 million as of December 31, 2008. The lower level of accounts payable was primarily due to a reduction in spending, largely offset by our efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of December 31, 2009, accrued expenses were $273 million, down $65 million, or 19%, from $338 million as of December 31, 2008. The lower level of accrued expenses primarily reflected (1) a $29 million decrease in restructuring-related accruals, (2) the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of approval of the conversion feature of the notes by our stockholders in February 2009 and (3) a $32 million decrease in accruals related to the fair value of our outstanding hedge portfolio.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our revolving credit facility and our ship mortgage facility, amounted to $1.962 billion as of December 31, 2009 and $1.836 billion as of December 31, 2008. During 2009, we completed an offering of $300 million of 9.75% senior notes due 2014, borrowed an additional $25 million under our ship mortgage facility and repaid the $190 million of outstanding borrowings under our revolving credit facility in connection with its amendment and restatement in January. There were no borrowings outstanding under our revolving credit facility or CGC’s credit facility as of December 31, 2009. See Note 4 to the Consolidated Financial Statements for additional information about our debt.
Realization of Deferred Tax Asset
As of December 31, 2009, we had federal net operating loss, or NOL, carryforwards of approximately $1.161 billion that are available to offset future federal taxable income and will expire in the years 2026-2029. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.311 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.
     As of December 31, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $250 million, of which $11 million expire in years 2010-2011, $14 million expire in 2012-2014, $31 million expire in 2015-2017, $17 million expire in 2018-2020, $49 million expire in 2021-2025, $105 million expire in 2026-2027, $12 million expire in 2028, $10 million expire in 2029 and $1 million does not expire. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.
     Based on our assessment, the uncertain and volatile market conditions in which we currently operate and the fact that we are now in a four-year cumulative loss position, we recorded a noncash deferred tax asset valuation allowance of $575 million in the year ended December 31, 2009. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax liabilities were $15 million as of December 31, 2009, and net deferred tax assets were $435 million as of December 31, 2008.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of December 31, 2009, against a portion of which we have historically maintained a valuation allowance.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 4.16% for December 2009. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2009, our annual U.S. federal NOL utilization would have been limited to approximately $58 million per year.

Contractual Obligations and Other Commitments
CONTRACTUAL OBLIGATIONS
As of December 31, 2009, our contractual obligations and commitments were as follows:

	Payments Due by Period

			2011-	2013-	There-

(millions)	Total	2010	2012	2014	after

Debt obligations (a)	$1,988	$7	$14	$308	$1,659

Other long-term liabilities (b)	696	4	26	5	661

Interest payments (c)	1,449	167	332	325	625

Purchase obligations (d)	487	52	89	97	249

Capital expenditures (e)	242	13	32	188	9

Operating leases	369	79	113	65	112

Unrecognized tax benefits (f)	35	6	8	15	6

Total	$5,266	$328	$614	$1,003	$3,321

(a)	Excludes debt discount of $26 million.

(b)	Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2009.

(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(e)	Reflects estimates of future spending on capital projects that were approved prior to December 31, 2009 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.
     For 2010, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $45 million to our pension plans in 2010.
     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2009 was $16 million. See Note 7 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. This litigation includes multiple lawsuits, including class actions, filed principally in Florida and Louisiana in 2009, relating to Chinese-manufactured drywall distributed by L&W Supply Corporation. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused, among other things, property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.

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
     U.S. Gypsum was the plaintiff in a lawsuit against Lafarge. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleged that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom were also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. On December 4, 2009, U.S. Gypsum entered into a settlement agreement with Lafarge to resolve the lawsuit. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million, the lawsuit was dismissed, and U.S. Gypsum granted Lafarge a fully paid-up license to use certain technology. Lafarge paid U.S. Gypsum $80 million ($74 million net of fees) in December 2009 and will pay U.S. Gypsum an additional $25 million no later than December 1, 2010.
     See Note 16 to the Consolidated Financial Statements for additional information regarding litigation matters. See, also, Part I, Item 1A, Risk Factors, for information regarding the possible effects of environmental laws and regulations on our businesses.
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
OTHER INTANGIBLE ASSETS
We have both indefinite and definite lived other intangible assets. Other intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.
     In 2009, our impairment tests for trade names resulted in $31 million of impairment charges that were included in goodwill and other intangible asset impairment charges in the 2009 consolidated statement of operations. These charges were primarily related to our Building Products Distribution segment. Key assumptions used in the impairment tests were (1) a pretax royalty rate of 0.5% based on comparable royalty agreements, (2) a long-term growth rate of 2.5% based on our historical revenue growth and (3) a discount rate of 15.0% based on our current cost of capital of 13.5% plus an adjustment of 1.5% for risk related to trade name valuation. Changes in the key assumptions used in the impairment tests for our trade names would not have a material impact on our results of operations in future periods.

     In 2008, our impairment tests for trade names resulted in $13 million of impairment charges, $12 million of which were included in goodwill and other intangible asset impairment charges in the 2008 consolidated statement of operations. These charges related to our Building Products Distribution segment. Key assumptions used in the impairment tests were (1) a pretax royalty rate of 1.25% based on comparable royalty agreements, (2) a long-term growth rate of 2.5% based on our historical revenue growth and (3) a discount rate of 15.5% based on our then current cost of capital of 14.0% plus an adjustment of 1.5% for risk related to trade name valuation.
     In 2007, we recorded impairment charges of $3 million related to trade names.
     Other intangible assets with definite lives, primarily customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset group (undiscounted and without interest charges) is less than the carrying amount of the asset group. An impairment loss would be measured based on the difference between the fair value of the asset group and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate of existing customers with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. As of December 31, 2009, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.
PROPERTY, PLANT AND EQUIPMENT
We assess our property, plant and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique, in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value, or on a market appraisal.
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
     We regularly evaluate the recoverability of assets idled or at risk of being idled. In most cases, the idled assets are relatively older and higher-cost production plants or lines, which we refer to as facilities, that have relatively low carrying values. The last downturn during which we idled production facilities occurred in 1981 and 1982. At that time, we idled three facilities, all of which were restarted during the subsequent recovery. We consider idled facilities to be unimpaired if we plan to reopen them to meet future demand and the estimated future undiscounted cash flows exceed the carrying values of those facilities. We record impairment charges for facilities that we permanently close and for idled facilities with estimated future undiscounted cash flows that do not exceed the carrying values of those facilities. Because we believe that a recovery in the housing and other construction markets we serve will begin in the next two to three years and result in higher demand than today’s conditions, it is our current intention to restart all facilities that are currently idled. As a result, estimated future undiscounted cash flows for the idled facilities exceed their carrying values.
     In 2009, we permanently closed a gypsum wallboard production facility, a cement board production facility and a sealants and finishes production facility, and we temporarily idled a paper production facility. The closed gypsum wallboard and cement board production facilities had been idled since 2007 and 2008, respectively. U.S. Gypsum recorded impairment charges totaling $10 million in 2009 related to the three production facilities permanently closed in 2009, as well as a structural cement panel production facility that we temporarily idled in 2008 and a gypsum wallboard production facility that we temporarily idled in 2007, both of which remain temporarily idled as of the date of this report.
     In 2008, we permanently closed two gypsum wallboard production facilities and one plaster production facility, and we temporarily idled four gypsum wallboard production facilities, two paper production facilities and two facilities that produced other products. U.S. Gypsum recorded impairment charges totaling $9 million in 2008 related to the permanent closing of one gypsum wallboard production facility, one plaster production facility and a plant site. The impairment charge for one of the gypsum wallboard production facilities closed in 2008 was recorded in 2007.
     In 2007, we permanently closed one framing products facility and temporarily idled four gypsum wallboard production facilities and one paper production facility. U.S. Gypsum recorded impairment charges totaling $6 million in 2007 related to one gypsum wallboard production facility that was permanently closed in the first quarter of 2008 and the framing products facility.
     On a segment basis, all of the permanently closed and temporarily idled facilities and impairment charges relate to U.S. Gypsum within the North American Gypsum segment, and U.S. Gypsum’s business is currently generating negative cash flows. As of December 31, 2009, the total carrying value of U.S. Gypsum’s net property, plant and equipment was $1.773 billion, including the aggregate carrying value of $69 million, after impairment charges, of its production facilities permanently closed and temporarily idled.
     Our gypsum wallboard business is cyclical in nature, and prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States declined by approximately 39% in 2009 compared with 2008. This followed a 33% decrease in 2008 compared with 2007 and a 25% decrease in 2007 compared with 2006.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. We estimate that the industry capacity utilization rate was approximately 52% during both the full year and the fourth quarter of 2009. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2010, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will remain at approximately the 2009 level in 2010. At such a low level of capacity utilization, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins.
     The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment and continued restrictive lending practices could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations.
     If the downturn in these markets does not reverse or the downturn is significantly further extended, additional material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, we may permanently close production and distribution facilities and material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and operating results.
EMPLOYEE RETIREMENT PLANS
We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible existing retirees and for eligible active employees who may qualify for coverage in the future. For accounting purposes, these plans depend on assumptions made by management, which are used by actuaries we engage to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health care cost trend rates.
     We determined the assumed discount rate based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each underlying bond issue is required to have a credit rating of Aa or better by Moody’s Investors Service or a credit rating of AA or better by Standard & Poor’s Financial Services LLC. We consider the underlying types of bonds and our projected cash flows of the plans in evaluating the yield curve selected. The use of a different discount rate would impact net pension and postretirement benefit costs and benefit obligations. In determining the expected return on plan assets, we use a “building block” approach, which incorporates historical experience, our pension plan investment guidelines and expectations for long-term rates of return. The use of a different rate of return would impact net pension costs. A one-half percentage point change in the assumed discount rate and return on plan asset rate would have the following effects (dollars in millions):

		Increase (Decrease) in

			2009

		2010	Projected

	Percentage	Net Annual	Benefit

Assumptions	Change	Benefit Cost	Obligation

Pension Benefits:

Discount rate	0.5% increase	$(7)	$(64)

Discount rate	0.5% decrease	8	70

Asset return	0.5% increase	(5)	–

Asset return	0.5% decrease	5	–

Postretirement Benefits:

Discount rate	0.5% increase	$(1)	$(17)

Discount rate	0.5% decrease	1	19

     Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. During 2009, we modified our postretirement medical plan in response to continuing retiree health care cost increases. Effective January 1, 2011, the increase in the annual amount we will pay for retiree health care coverage will be limited to no more than 3% per year.
     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2009. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
     See Note 7 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and discount rate and other assumptions, including the health care cost trend rate.
SELF-INSURANCE RESERVES
We use a combination of insurance, self insurance and self-insured retentions for certain claims, including workers’ compensation, automobile, product and general liability claims. Our estimated liability associated with self-insured incurred and incurred-but-not-reported losses is not discounted and is estimated using our historical data related to the frequency and severity of our claims and losses and other actuarial assumptions. On an annual basis, an actuarial review is performed to ensure that our reserve for our estimated liability is appropriate. While we believe our self-insured liability estimates are reasonable based on the current information available, if actual experience differs from our estimates, our results of operations or financial position could be impacted.
INCOME TAXES
We record income taxes (benefit) under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted.
     Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance, in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses. The 2009 tax expense reflected the recording of a valuation allowance against all of our U.S. federal deferred tax assets and virtually all of our state deferred tax assets.
     We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more-likely-than-not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.
Recent Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board, or FASB, issued an update to Accounting Standards Codification, or ASC, 715 “Compensation – Retirement Benefits.” This update requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This update replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls. This update is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. We are complying with the disclosure provisions of this update. See Note 7 to the Consolidated Financial Statements.
     In June 2009, the FASB issued an update to ASC 810 “Consolidation.” This update addresses (1) the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 “Transfers and Servicing” and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We have adopted this update effective January 1, 2010 and do not anticipate any impact on our financial statements.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates and consumer confidence;
•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;
•	competitive conditions, such as price, service and product competition;
•	shortages in raw materials;
•	changes in raw material, energy, transportation and employee benefit costs;
•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;
•	capacity utilization rates;
•	changes in laws or regulations, including environmental and safety regulations;
•	the outcome in contested litigation matters;
•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and
•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years.
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2010, 2011 and 2012. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2009 was $6 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $33 million, and they all mature by December 31, 2010. As of December 31, 2009, the fair value of these hedges was immaterial.
     We also have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these contracts is $23 million and they mature by September 27, 2010. The fair value of these contracts was immaterial as of December 31, 2009. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2009 was $2 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2009, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
See Notes 1 and 5 to the Consolidated Financial Statements for additional information regarding our financial exposures.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)	Years Ended December 31,

	2009	2008	2007

Net sales	$3,235	$4,608	$5,202

Cost of products sold	3,090	4,416	4,601

Gross profit	145	192	601

Selling and administrative expenses	304	380	408

Litigation settlement income	(97)	-	-

Restructuring and long-lived asset impairment charges	80	98	26

Goodwill and other intangible asset impairment charges	43	226	-

Operating profit (loss)	(185)	(512)	167

Interest expense	165	86	105

Interest income	(4)	(7)	(22)

Other income, net	(9)	(10)	(4)

Earnings (loss) before income taxes	(337)	(581)	88

Income taxes (benefit)	450	(118)	11

Net earnings (loss)	$(787)	$(463)	$77

Basic earnings (loss) per common share	$(7.93)	$(4.67)	$0.80

Diluted earnings (loss) per common share	$(7.93)	$(4.67)	$0.79

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	As of December 31,

	2009	2008

Assets

Current Assets:

Cash and cash equivalents	$690	$471

Restricted cash	2	1

Receivables (net of reserves: 2009 - $16; 2008 - $15)	357	467

Inventories	289	404

Income taxes receivable	20	15

Deferred income taxes	2	68

Other current assets	71	68

Total current assets	1,431	1,494

Property, plant and equipment, net	2,427	2,562

Deferred income taxes	-	374

Goodwill	-	12

Other assets	239	277

Total assets	$4,097	$4,719

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$205	$220

Accrued expenses	273	338

Short-term debt	-	190

Current portion of long-term debt	7	4

Income taxes payable	7	4

Total current liabilities	492	756

Long-term debt	1,955	1,642

Deferred income taxes	17	7

Other liabilities	703	764

Commitments and contingencies

Stockholders’ Equity:

Preferred stock (000) - $1 par value, $1.80 convertible preferred stock (initial series);

authorized 36,000 shares; outstanding - none	-	-

Common stock (000) - $0.10 par value; authorized 200,000 shares;

issued: 2009 - 103,972 shares; 2008 - 103,972 shares	10	10

Treasury stock at cost (000) -2009 - 4,672 shares; 2008 - 4,793 shares	(194)	(199)

Capital received in excess of par value	2,640	2,625

Accumulated other comprehensive (loss) income	(80)	(227)

Retained earnings (deficit)	(1,446)	(659)

Total stockholders’ equity	930	1,550

Total liabilities and stockholders’ equity	$4,097	$4,719

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	Years Ended December 31,
	2009	2008	2007

Operating Activities

Net earnings (loss)	$(787)	$(463)	$77

Adjustments to Reconcile Net Earnings (Loss) to Net Cash:

Goodwill and other intangible asset impairment charges	43	226	-

Depreciation, depletion and amortization	203	182	176

Share-based compensation expense	21	24	20

Deferred income taxes	453	(111)	5

(Gain) loss on asset dispositions	(10)	1	-

Convertible debt embedded derivative	(10)	(11)	-

(Increase) Decrease in Working Capital (net of acquisitions):

Receivables	108	(37)	91

Income taxes receivable	(4)	22	1,063

Inventories	113	27	5

Payables	(8)	(78)	(60)

Accrued expenses	(23)	49	(59)

Decrease (increase) in other assets	25	(23)	(29)

Increase in other liabilities	2	25	33

Reorganization distribution - other	-	-	(40)

Other, net	13	2	25

Net cash provided by (used for) operating activities	139	(165)	1,307

Investing Activities

Capital expenditures	(44)	(238)	(460)

Investment in joint venture	(7)	(12)	-

(Deposit) return of restricted cash	(1)	(1)	6

Net proceeds from asset dispositions	16	-	3

Acquisitions of businesses, net of cash acquired	-	(1)	(279)

Net cash used for investing activities	(36)	(252)	(730)

Financing Activities

Issuance of debt	319	1,950	499

Repayment of debt	(195)	(1,331)	(1,765)

Payment of debt issuance fees	(15)	(10)	(4)

Excess tax benefits from share-based compensation	-	(1)	(5)

Proceeds from equity offering, net of fees	-	-	422

Net cash provided by (used for) financing activities	109	608	(853)

Effect of exchange rate changes on cash	7	(17)	8

Net increase (decrease) in cash and cash equivalents	219	174	(268)

Cash and cash equivalents at beginning of period	471	297	565

Cash and cash equivalents at end of period	$690	$471	$297

Supplemental Cash Flow Disclosures:

Interest paid	$139	$83	$90

Income taxes (refunded), net	(1)	(21)	(1,046)

Payables adjustment for capital expenditures	(4)	(32)	39
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common				Capital		Accumulated

	Shares	Treasury			Received in	Retained	Other

	Issued	Shares	Common	Treasury	Excess of	Earnings	Comprehensive

(millions, except share data)	(000)	(000)	Stock	Stock	Par Value	(Deficit)	Income (Loss)	Total

Balance at December 31, 2006	94,908	(5,043)	$9	$(208)	$2,176	$(275)	$(136)	$1,566

Net earnings						77		77

Foreign currency translation, net of tax benefit of $1							53	53

Change in fair value of derivatives, net of tax of $15							21	21

Change in pension and postretirement benefit plans, net of tax of $48							72	72

Unrealized loss on marketable securities, net of tax benefit of $0.1							(1)	(1)

Total comprehensive income								222

Adoption of new accounting pronouncements, net of tax of $2						2		2

Equity offering	9,064		1		421			422

Share-based compensation					20			20

Stock issuances		122		4	(4)			-

Other					(6)			(6)

Balance at December 31, 2007	103,972	(4,921)	$10	$(204)	$2,607	$(196)	$9	$2,226

Net loss						(463)		(463)

Foreign currency translation, net of tax benefit of $1							(100)	(100)

Change in fair value of derivatives, net of tax benefit of $20							(30)	(30)

Change in pension and postretirement benefit plans, net of tax benefit of $49							(107)	(107)

Unrealized loss on marketable securities, net of tax of $0.1							1	1

Total comprehensive income (loss)								(699)

Share-based compensation					24			24

Stock issuances		128		5	(5)			-

Other					(1)			(1)

Balance at December 31, 2008	103,972	(4,793)	$10	$(199)	$2,625	$(659)	$(227)	$1,550

Net loss						(787)		(787)

Foreign currency translation, net of tax of $0.4							52	52

Change in fair value of derivatives, net of tax benefit of $0.1							36	36

Change in pension and postretirement benefit plans, net of tax benefit of $4							59	59

Total comprehensive income (loss)								(640)

Share-based compensation					21			21

Stock issuances		121		5	(5)			-

Other					(1)			(1)

Balance at December 31, 2009	103,972	(4,672)	$10	$(194)	$2,640	$(1,446)	$(80)	$930

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
1.   Significant Accounting Policies
NATURE OF OPERATIONS
USG, through its subsidiaries, is a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. Our operations are organized into three reportable segments: North American Gypsum, which manufactures SHEETROCK® brand gypsum wallboard and related products in the United States, Canada and Mexico; Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States; and Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. Our products also are distributed through building materials dealers, home improvement centers and other retailers, specialty wallboard distributors, and contractors.
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
ADVERTISING
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $13 million in 2009, $23 million in 2008 and $30 million in 2007.
RESEARCH AND DEVELOPMENT
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in 2009, $19 million in 2008 and $23 million in 2007.

INCOME TAXES
We record income taxes (benefit) under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to net operating loss, or NOL, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized, which can occur when a cumulative loss period is reached.
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
EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our 10% convertible senior notes.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments (primarily money market mutual funds) with maturities of three months or less at the time of purchase.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We determine estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and five years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Capitalized interest was $3 million in 2009, $19 million in 2008 and $15 million in 2007. Facility start-up costs that cannot be capitalized are expensed as incurred and are recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2009, $23 million of net property, plant and equipment included in other current assets on the consolidated balance sheet was classified as “assets held for sale.” Assets in this category are primarily related to our United States Gypsum Company, or U.S. Gypsum, reporting unit. These assets are anticipated to be sold in 2010.
GOODWILL AND OTHER INTANGIBLE ASSETS
We perform impairment tests for goodwill and other intangible assets with indefinite useful lives as of October 31 of each year, or more frequently if events or circumstances indicate they might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. See Note 3 for information related to impairment testing and impairment charges.

SHARE-BASED COMPENSATION
We award share-based compensation to employees in the form of stock options, restricted stock units and performance shares. All grants under share-based payment programs are accounted for at fair value at the date of grant. The expense for these equity-based incentives is based on their fair value at date of grant. We recognize expense on all share-based awards expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award.
DERIVATIVE INSTRUMENTS
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income (loss), or AOCI, and is reclassified to earnings when the transaction underlying the derivative instrument has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. We periodically re-assess the probability of the forecasted transaction underlying the derivative instrument occurring. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not classified as cash flow or net investment hedges, all changes in fair value are recorded to earnings.
Commodity Derivative Instruments: Currently, we are using swap and option contracts to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations. Generally, we hedge the cost of a majority of our anticipated purchases of natural gas over the next 12 months. However, we review our positions regularly and make adjustments as market conditions warrant. The majority of contracts currently in place are designated as cash flow hedges, and the remainder are not designated as hedging instruments.
Foreign Exchange Derivative Instruments: We have operations in a number of countries and use forward contracts and cross-currency swaps from time to time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. These contracts are designated as either cash flow hedges or hedges of net investment or are not designated as hedging instruments.
FOREIGN CURRENCY TRANSLATION
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We record transaction gains and losses to earnings. The total transaction loss was $2 million in 2009, $8 million in 2008 and less than $1 million in 2007.
FAIR VALUE MEASUREMENTS
Certain assets and liabilities are required to be recorded at fair value. The estimated fair values of those assets and liabilities have been determined using market information and valuation methodologies. Changes in assumptions or estimation methods could affect the fair value estimates. However, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. There are three levels of inputs that may be used to measure fair value:
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
SUBSEQUENT EVENTS
We have evaluated subsequent events through the filing of these financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board, or FASB, issued an update to Accounting Standards Codification, or ASC, 715 “Compensation – Retirement Benefits.” This update requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This update replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls. This update is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. We are complying with the disclosure provisions of this update. See Note 7.
     In June 2009, the FASB issued an update to ASC 810 “Consolidation.” This update addresses (1) the effects on certain provisions of previous accounting guidance related to the consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 “Transfers and Servicing” and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We have adopted this update effective January 1, 2010 and do not anticipate any impact on our financial statements.
2.   Restructuring and Long-Lived Asset Impairment Charges
In response to adverse market conditions, we implemented restructuring activities in 2009, 2008 and 2007 that resulted in the charges described below.
2009
In 2009, we recorded restructuring and long-lived asset impairment charges totaling $80 million primarily associated with salaried workforce reductions, the closure of 37 distribution centers and the temporary idling or permanent closure of production facilities. On a segment basis, $39 million of the total amount related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate.
     Severance charges totaled $16 million. This amount included $10 million for severance primarily related to salaried workforce reductions and $6 million for severance related to the closure of distribution centers, the temporary idling of a paper mill in Clark, N.J., and the permanent closure of a sealants and finishes production facility in La Mirada, Calif. The number of salaried employees terminated and open salaried positions eliminated was approximately 360. The number of hourly employees terminated and open hourly positions eliminated was approximately 460.
     Lease obligation charges totaled $32 million. This amount included $26 million for lease obligations primarily related to the closure of distribution centers and $6 million for future lease obligations related to space that we no longer occupy in our corporate headquarters.
     Asset impairment charges totaled $24 million. This amount included (1) $7 million for write-downs of the values of machinery and equipment at the temporarily idled structural cement panel production facility in Delavan,

Wis., and gypsum wallboard production facility in Detroit, Mich., (2) $3 million for write-downs of the values of machinery and equipment at the permanently closed gypsum wallboard and cement board production facilities in Santa Fe Springs, Calif., and sealants and finishes production facility in La Mirada, Calif., (3) $9 million primarily for the write-off of receivables and inventories and $2 million for the write-off of equipment related to the closure of distribution centers and (4) $3 million for the write-off of leasehold improvements related to leased space that we no longer occupy in our corporate headquarters.
     An additional $8 million was recorded for costs related to production facilities that were temporarily idled or permanently closed prior to 2009 and other exit costs.
2008
In 2008, we recorded restructuring and long-lived asset impairment charges totaling $98 million. On a segment basis, $48 million of the total amount related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate. These charges included (1) $39 million for severance related to salaried workforce reductions and $11 million for severance related to the idling or closure of production facilities and distribution centers, (2) $24 million for lease obligations related to the closure of production facilities and distribution centers and excess leased office space, (3) $18 million for the write-down of the value of machinery and equipment at production facilities that were permanently closed and of leasehold improvements and the write-off of receivables and inventory at the closed distribution centers, and (4) $6 million for the clean-up of closed or idled production facilities, other exit activities and additional expenses incurred in 2008 for production facilities that were closed in 2007. The number of employees terminated and open positions eliminated during 2008 as a result of our salaried workforce reductions was approximately 1,400. The number of hourly employees terminated and open hourly positions eliminated during 2008 as a result of the closing or idling of production facilities was approximately 1,000.
2007
In 2007, we recorded restructuring and long-lived asset impairment charges totaling $26 million. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million to Worldwide Ceilings, $1 million to Building Products Distribution, and $5 million to Corporate. These charges included $18 million for severance related to salaried workforce reductions, $2 million for severance and other exit costs related to the temporary idling or permanent closure of certain production facilities and $6 million for long-lived asset impairments. The number of employees terminated and open positions eliminated during 2007 as a result of our salaried workforce reductions was approximately 500. The other severance primarily reflected severance for approximately 130 employees at the closed or idled production facilities and the other exit costs primarily reflected lease obligation costs.
RESTRUCTURING RESERVE
A restructuring reserve of $40 million was included in accrued expenses and long-term liabilities on the consolidated balance sheet as of December 31, 2009. We expect future payments to be approximately $21 million in 2010, $8 million in 2011 and $11 million after 2011. All restructuring-related payments in 2009 were funded with cash from operations. We expect that the future payments also will be funded with cash from operations. The restructuring reserve is summarized as follows:

	Balance	2009 Activity			Balance

	as of		Cash	Asset	as of

(millions)	12/31/08	Charges	Payments	Impairment	12/31/09

Severance	$27	$16	$(39)	$-	$4

Lease obligations	23	32	(15)	(6)	34

Asset impairments	-	24	-	(24)	-

Other exit costs	-	8	(6)	-	2

Total	$50	$80	$(60)	$(30)	$40

3.   Goodwill and Other Intangible Assets
We have both indefinite and definite lived other intangible assets. We perform impairment tests on goodwill and other intangible assets with indefinite useful lives as of October 31 of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite useful life to below its carrying value.
     The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit with goodwill to its carrying value. We determine the fair value of each of our reporting units with goodwill using a combination of the income approach and the market approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based on our historical experience, current market trends and future expectations. The market approach uses the “guideline public company” methodology to determine fair value. This methodology recognizes value by applying valuation multiples of similar companies’ trailing 12-month revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, adjusted for various performance metrics. Our assessment also considers indicators of potential impairment that have occurred in our business, including declining U.S. residential housing starts, declining gross margins, curtailment of gypsum wallboard operations and closing of distribution centers. Based on this evaluation, if we determine that the fair value of a reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill in that reporting unit and compare it to its carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination.
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
     In 2009, we recorded goodwill and other intangible asset impairment charges of $43 million. Because of continuing weak economic conditions, macroeconomic factors impacting industry business conditions, recent segment operating performance and our decision in September 2009 to close additional distribution centers, we performed interim impairment tests on L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment, as of September 30, 2009. This testing indicated that the fair value of the L&W Supply reporting unit was less than its carrying value and, as a result, impairment existed. Consequently, in the third quarter of 2009, we recorded impairment charges totaling $41 million, of which $29 million related to L&W Supply’s intangible assets associated with trade names and $12 million was its remaining goodwill balance. No impairment existed for L&W Supply’s intangible assets associated with customer relationships. During our annual impairment review in the fourth quarter of 2009, we determined that a full impairment existed for the trade names of the Latin America reporting unit within our Worldwide Ceilings segment. This impairment resulted in an additional impairment charge of $2 million. We determined that no additional impairment existed for L&W Supply’s intangible assets based on the annual review.
     In 2008, we recorded goodwill and other intangible asset impairment charges of $226 million as a result of our annual impairment testing in the fourth quarter of that year. The conditions that contributed to that impairment included our sustained low stock price and reduced market capitalization relative to the book value of our equity, which was adversely affected by generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the increased competitive environment, and continued tightening of the credit markets, along with other factors, such as a significant decline in housing starts. The total charge recorded in the fourth quarter of 2008 consisted of $201 million of goodwill related to L&W Supply, $12 million of goodwill related to the Latin America reporting unit within our Worldwide Ceilings segment, $1 million of goodwill related to the USG Mexico, S.A. de C.V., or USG Mexico, reporting unit within our North American Gypsum segment and $12 million of intangible assets associated with L&W Supply’s trade names. A portion of the charges related to goodwill was deductible for tax purposes, resulting in a tax benefit of $49 million, or approximately 22% of the pretax charges amount. An additional $1 million write-off of trade names was recorded to cost of products sold earlier in 2008.
GOODWILL
Changes in the carrying amount of goodwill by reportable segment as of December 31 are summarized as follows:

	2009	2008

	Building	North	Building

	Products	American	Products	Worldwide

(millions)	Distribution	Gypsum	Distribution	Ceilings	Total

Balance as of January 1:

Goodwill	$213	$1	$213	$12	$226

Accumulated impairment charges	(201)	-	-	-	-

	$12	$1	$213	$12	$226

Impairment charges	(12)	(1)	(201)	(12)	(214)

Balance as of December 31:

Goodwill	$213	$1	$213	$12	$226

Accumulated impairment charges	(213)	(1)	(201)	(12)	(214)

	$-	$-	$12	$-	$12

INTANGIBLE ASSETS
Other intangible assets, which are included in long-term other assets on the consolidated balance sheets, as of December 31 are summarized as follows:

	2009				2008

	Gross				Gross

	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated

(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Intangible Assets with Definite Lives:

Customer relationships	$70	$-	$(20)	$50	$70	$-	$(13)	$57

Other	9	-	(4)	5	9	-	(3)	6

Total	79	-	(24)	55	79	-	(16)	63

Intangible Assets with Indefinite Lives:

Trade names	53	(31)	-	22	66	(13)	-	53

Other	9	-	-	9	9	-	-	9

Total	62	(31)	-	31	75	(13)	-	62

Total Other Intangible Assets	$141	$(31)	$(24)	$86	$154	$(13)	$(16)	$125

     Intangible assets with definite lives are amortized. The weighted average amortization periods are 10 years for customer relationships and 12 years for other intangible assets with definite lives. Total amortization expense was $8 million in 2009, $8 million in 2008 and $7 million in 2007. Estimated annual amortization expense for other intangible assets is $8 million for each of the years 2010 and 2011 and $7 million for each of the years 2012 through 2014. Intangible assets with indefinite lives are not amortized.

4.   Debt
Total debt as of December 31 consisted of the following:

(millions)	2009	2008

6.3% senior notes	$500	$500

7.75% senior notes, net of discount	499	499

9.75% senior notes, net of discount	295	-

10% convertible senior notes, net of discount	380	379

Ship mortgage facility	49	29

Industrial revenue bonds	239	239

Revolving credit facility	-	190

Total	$1,962	$1,836

CREDIT FACILITY
Our amended and restated credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million or (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based on an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
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
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2009, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $90 million. As of December 31, 2009, there were no borrowings under the facility and outstanding letters of credit totaled $84 million. Had there been any borrowings as of that date, the applicable interest rate would have been 3.25%. As of December 31, 2008, $190 million of borrowings were outstanding under the credit facility and classified as short-term debt on our consolidated balance sheet. We repaid those borrowings in January 2009, and we recorded a pretax charge of $7 million to write off deferred financing fees, in connection with the amendment and restatement of the credit agreement.
SENIOR NOTES
During the third quarter of 2009, we completed an offering of $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the consolidated balance sheet at $295 million, which is net of debt discount of $5 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
     We have $500 million of 7.75% senior notes due 2018 that are recorded on the consolidated balance sheets at $499 million, which is net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 9.50%. We also have $500 million of 6.3% senior notes due 2016.
     The 9.75% senior notes, 7.75% senior notes and 6.3% senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness. The 9.75% senior notes also contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% senior notes and the 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investors Service and Standard & Poor’s Financial Services LLC. All three series of notes also contain a provision that allows us to redeem the notes in whole at any time, or in part from time to time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed and (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rate plus a spread (as outlined in the respective indentures), plus, in each case, any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 outstanding that are recorded on the consolidated balance sheets at $380 million, which is net of debt discount of $20 million as a result of the embedded derivative discussed in Note 5. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. As of December 31, 2009, both advances provided for under the secured loan facility had been drawn, and the total outstanding loan balance under the secured loan facility was $49 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our consolidated balance sheet as of December 31, 2009.
     Advances under the secured loan facility bear interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate on borrowings under this facility was 2.23% as of December 31, 2009. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.
CGC CREDIT FACILITY
Our Canadian subsidiary, CGC Inc., or CGC, has a Can. $30 million credit agreement with The Toronto-Dominion Bank. The credit agreement allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $30 million. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property.
     Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Revolving loans made in Canadian dollars bear interest at a floating rate based on the prime rate plus 1.50% or the Bankers’ Acceptance Discount Rate plus 3.00%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.50% or the LIBOR rate plus 3.00%, at the option of CGC. CGC may prepay the revolving loans at its discretion without premium or penalty and may be required to repay revolving loans under certain circumstances. The credit agreement matures on June 1, 2012, unless terminated earlier in accordance with its terms. The credit agreement contains customary representations and warranties, affirmative and negative covenants that may limit CGC’s ability to take certain actions and events of default. Borrowings under the credit agreement are subject to acceleration upon the occurrence of an event of default.
     As of December 31, 2009, there were no borrowings or letters of credit outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 3.44%. The U.S. dollar equivalent of borrowings available under this agreement as of December 31, 2009 was $28 million.
INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 21 years.
OTHER INFORMATION
The fair value of our debt was $2.211 billion as of December 31, 2009 and $1.407 billion as of December 31, 2008. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models. As of December 31, 2009, we were in compliance with the covenants contained in our credit facilities. The amounts of total debt outstanding as of December 31, 2009 maturing during the next five years and beyond were: $7 million in each of the years 2010 through 2012, $4 million in 2013, $304 million in 2014 and $1.659 billion after 2014.

5.   Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2009, we had swap and option contracts to hedge $105 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. As of December 31, 2009, the fair value of these contracts was a $21 million unrealized loss, of which $25 million remained in AOCI. For contracts designated as cash flow hedges, no ineffectiveness was recorded in 2009. Gains and losses on the contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. Changes in fair value on contracts not designated as hedges are recorded to earnings. In the third quarter of 2009, we determined that the forecasted purchases of natural gas to which a portion of our hedge contracts related to were probable of not occurring. As a result, the associated hedge contracts were de-designated as cash flow hedges, and we reclassified $4 million of losses from AOCI to earnings.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $33 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded to earnings. As of December 31, 2009, the fair value of these hedges was immaterial.
     We have foreign exchange forward contracts to hedge purchases of our products denominated in non-functional currencies. The notional amount of these hedges is $23 million, and they mature by September 27, 2010. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2009. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these hedges that remained in AOCI was immaterial as of December 31, 2009.
EMBEDDED DERIVATIVE INSTRUMENTS
The 10% convertible senior notes that we issued in 2008 bear interest at the rate of 10% per year. If, however, our stockholders had not approved the issuance of shares of our common stock upon conversion of the notes, the interest rate on the notes would have increased to 20% per annum. We evaluated this interest rate increase feature and determined that it was an embedded derivative that was required to be bifurcated and valued separately as of the date of issuance of the notes. The fair value of this embedded derivative was determined to be $21 million on the issuance date of the notes. This amount was recorded as a current liability and as a reduction to the initial carrying amount of the notes that will be amortized to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2008, the fair value of this embedded derivative was $10 million, and the $11 million change in value was recorded as income in other income, net in 2008. Following approval of the conversion feature of the notes by our stockholders in February 2009, the value of the derivative became zero and the remaining $10 million liability was reversed to income in other income, net on the consolidated statement of operations.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of December 31, 2009, our derivatives were in a net liability position of $21 million, and we provided $19 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 (dollars in millions):

Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$ (27)	Cost of products sold	$ (64)
Foreign exchange contracts	(2)	Cost of products sold	(1)

Total	$ (29)		$ (65)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Interest rate contracts	Interest expense	$ (1)
Interest rate contracts	Other income, net	1
Commodity contracts	Cost of products sold	(4)
Foreign exchange contracts	Other income, net	1

Total		$ (3)

     As of December 31, 2009, we had no derivatives designated as net investment or fair value hedges.
     The following are the fair values of derivative instruments on the consolidated balance sheet as of December 31, 2009 (dollars in millions):

Derivatives	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$2	Accrued expenses	$13
Commodity contracts	Other assets	2	Other liabilities	13

	Total	$4	Total	$26

Derivatives Not	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$-

Total Derivatives		$5		$26

6.   Fair Value Measurements
The fair values of our derivatives were determined using the fair value hierarchy of inputs described in Note 1. We primarily use readily observable market data in conjunction with internally developed valuation models when valuing our derivative portfolio and, consequently, we designate most of our derivatives as Level 2. As of December 31, 2009, our assets and liabilities measured at fair value on a recurring basis were as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(millions)	2009	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$5	$-	$5	$-
Derivative liabilities	(26)	-	(26)	-

     Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. As of December 31, 2009, certain trade names were measured at fair value using measurements classified as Level 3. These trade names were measured at fair value on a nonrecurring basis as a result of an impairment test using the techniques and assumptions discussed in Note 3. We recorded noncash impairment charges of $31 million to write-down trade names to their fair value of $22 million. In addition, as disclosed in Note 2, we recorded impairment charges of $3 million to write-off the remaining value of machinery and equipment for certain plants that were permanently closed, also using fair value measurements classified as Level 3.
     As of December 31, 2008, the fair value of the embedded derivative liability related to our 10% convertible senior notes was $10 million. Following our stockholders’ approval of the conversion feature of the notes in February 2009, the value of the derivative became zero and the remaining $10 million liability was reversed to income in other income, net on the consolidated statement of operations.
7.   Employee Retirement Plans
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
     During 2009, we modified our postretirement medical plan in response to continuing retiree health care cost increases. Effective January 1, 2011, the increase in the annual amount we will pay for retiree health care coverage for eligible existing retirees and for eligible active employees who may qualify for retiree health care coverage in the future will be limited to no more than 3% per year. This change resulted in a remeasurement of our accumulated postretirement benefit obligation, or APBO, on May 31, 2009, which reduced the obligation by $95 million. The assumptions used in the remeasurement of our APBO were unchanged from our December 31, 2008 valuation, except that the discount rate changed from 6.85% to 7.35% as of May 31, 2009.

     The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2009	2008	2007

Pension Benefits:
Service cost of benefits earned	$27	$34	$40
Interest cost on projected benefit obligation	68	69	67
Expected return on plan assets	(69)	(77)	(73)
Net amortization	5	8	12

Net pension cost	$31	$34	$46

Postretirement Benefits:
Service cost of benefits earned	$7	$14	$15
Interest cost on projected benefit obligation	19	26	24
Net amortization	(14)	(8)	(3)

Net postretirement cost	$12	$32	$36

     We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $944 million as of December 31, 2009 and $881 million as of December 31, 2008. For defined benefit pension plans with plan assets having a fair value in excess of the ABO, the aggregate fair value of those plans’ assets was $162 million and the aggregate ABO was $134 million. For defined benefit plans with an ABO in excess of the fair value of plan assets, the aggregate ABO of those plans was $810 million and the aggregate fair value was $719 million.
     The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation as of January 1	$975	$1,125	$351	$411
Service cost	27	34	7	14
Interest cost	68	69	19	26
Participant contributions	10	12	6	5
Benefits paid	(98)	(99)	(22)	(19)
Medicare Part D subsidy receipts	-	-	1	2
Plan amendment	(8)	3	(84)	(29)
Actuarial loss (gain)	78	(132)	21	(53)
Foreign currency translation	23	(37)	5	(6)

Benefit obligation as of December 31	$1,075	$975	$304	$351

Change in Plan Assets:
Fair value as of January 1	$750	$1,152	$-	$-
Actual return on plan assets	146	(299)	-	-
Employer contributions	49	22	16	14
Participant contributions	10	12	6	5
Benefits paid	(98)	(99)	(22)	(19)
Foreign currency translation	24	(38)	-	-

Fair value as of December 31	$881	$750	$-	$-

Funded status	$(194)	$(225)	$(304)	$(351)

	Pension		Postretirement
(millions)	2009	2008	2009	2008

Components on the Consolidated Balance Sheets:
Noncurrent assets	$5	$10	$-	$-
Current liabilities	-	(2)	(17)	(16)
Noncurrent liabilities	(199)	(233)	(287)	(335)

Net liability as of December 31	$(194)	$(225)	$(304)	$(351)

Pretax Components in AOCI:
Net actuarial loss	$329	$326	$29	$7
Prior service cost (credit)	3	13	(143)	(73)

Total as of December 31	$332	$339	$(114)	$(66)

     For the defined benefit pension plans, we estimate that during the 2010 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $14 million and prior service cost of $2 million. For the postretirement benefit plans, we estimate that during the 2010 fiscal year we will amortize from AOCI into net postretirement cost a prior service credit of $17 million.
ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2009	2008	2009	2008

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.95%	6.85%	5.85%	6.85%
Compensation increase rate	3.50%	3.50%	-	-

Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	6.85%	6.55%	6.85%	6.65%
Expected return on plan assets	7.00%	7.00%	-	-
Compensation increase rate	3.50%	4.00%	-	-

     For the measurement of APBO at December 31, 2009, for our principal U.S. postretirement health care plan, the assumed health care cost trend rates start with an 8.1% increase in 2010 and a gradual decline in increases to 5.25% for 2015 and beyond. However, the annual increase to our contributions was limited to 3% effective January 1, 2011. For this measurement at December 31, 2008, the assumed health care cost trend rates started with a 7.95% increase in 2009 and a gradual decline in increase to 5.25% for 2013 and beyond.
     Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact will be mitigated by the 3% limit on our contributions for the principal U.S. plan effective January 1, 2011. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
(millions)	Point Increase	Point Decrease

Effect on total service and interest cost	$-	$-
Effect on postretirement benefit obligation	(4)	3

RETIREMENT PLAN ASSETS
Investment Policies and Strategies: We have established investment policies and strategies for the defined benefit pension plans’ assets with a long-term objective of maintaining the plans’ assets at a level equal to or greater than that of their liabilities (as measured by a funded ratio of 100% or more of the ABO) and maximizing returns on the plans’ assets consistent with our moderate tolerance for risk. Contributions are made to the plans periodically as needed to meet funding targets or requirements. Factors influencing our determination to accept a moderate degree of risk include the timing of plan participants’ retirements and the resulting disbursement of retirement benefits, the liquidity requirements of the plans and our financial condition.
     Our overall long-term objective is to achieve a 7.0% rate of return on plan assets with a moderate level of risk as indicated by the volatility of investment returns. This rate of return target was established using a “building block” approach. In this approach, ranges of long-term expected returns for the various asset classes in which the plans invest are estimated. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends and dividend yields. Any adjustment made to historical returns is minor. We then calculate an overall range of likely expected rates of return by applying the expected asset returns to the plans’ target asset allocation. The most likely rate of return is then determined and is adjusted to account for investment management fees.
     Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio.
     The target asset allocation for the plans and acceptable ranges around the targets as of December 31, 2009 were as follows:

	Investment Policy

	Target	Range

Asset Categories:

Equity securities	60%	55% - 65%

Fixed income securities	20%	15% - 30%

Limited partnerships	15%	7% - 17%

Real estate funds	5%	0% - 10%

Cash equivalents	0%	0% - 10%

Total	100%

     Equity securities are primarily investments in the common stock of U.S. companies, but also include investments in the stock of non-U.S. companies. Those investments are in companies with a range of market capitalizations. Fixed income securities include U.S. Treasury securities, sovereign debt securities such as U.K. Gilts, corporate bonds of companies from diversified industries and mortgage-backed securities. Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development and infrastructure. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return. Real estate funds are primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States.
Fair Values of Plan Assets: The fair values of our defined benefit plans’ consolidated assets by asset category as of December 31 were as follows:

(millions)	2009	2008

Asset Categories:
Equity securities	$572	$421
Fixed income securities	191	206
Limited partnerships	91	80
Real estate funds	19	34
Cash equivalents	8	9

Total	$881	$750

     The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 1. The fair values by category of inputs as of December 31, 2009 were as follows:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

Asset Categories:
Equity securities (a)	$572	$-	$-	$572
Fixed income securities (b)	190	1	-	191
Limited partnerships (c)	-	42	49	91
Real estate funds (d)	-	-	19	19
Cash equivalents	8	-	-	8

Total	$770	$43	$68	$881

(a)	The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Approximately 84% of these investments are actively managed.

(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities.

(c)	Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development and infrastructure. These investments use strategies with returns normally expected to have a low correlation to the return of equities and often provide a current income component that is a meaningful portion of the investment’s total return.

(d)	Includes investments in three different private equity real estate funds that invest primarily in a variety of property types in geographically diverse markets across the U.S.
     A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2008 and December 31, 2009 is as follows:

	Real	Limited
(millions)	Estate	Partnerships	Total

Balance as of December 31, 2008	$34	$50	$84
Realized gains (losses) (a)	1	1	2
Unrealized gains (losses)	(15)	(5)	(20)
Purchases, sales and settlements	(1)	3	2

Balance as of December 31, 2009	$19	$49	$68

(a)	All realized gains (losses) relate to assets held at the end of the year.

CASH FLOWS
For 2010, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $45 million to our pension plans in 2010. Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans and the Medicare subsidy we expect to receive, are as follows (in millions):

			Medicare
Years ended	Pension	Postretirement	Subsidy
December 31	Benefits	Benefits	Receipts

2010	$51	$17	$2
2011	51	18	2
2012	53	19	2
2013	65	19	2
2014	65	20	2
2015-2019	442	111	12

8.   Share-Based Compensation
We grant share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders in 2006. A total of 8.2 million shares of common stock were authorized for grants under the LTIP, of which 2.6 million shares were reserved for future grants as of December 31, 2009. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
     Our expense for share-based arrangements was $21 million in 2009, $24 million in 2008 and $20 million in 2007. The income tax benefit recognized for share-based arrangements in the consolidated statements of earnings was zero in 2009, $9 million in 2008 and $7 million in 2007. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
STOCK OPTIONS
We granted stock options in 2009, 2008 and 2007 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
     We estimated the fair value of each stock option granted on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact of our Chapter 11 proceedings on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, because there is not sufficient historical stock option exercise experience available.

Assumptions:		2009	2008	2007

Expected volatility		62.58%	37.59%	35.45%
Risk-free rate		2.63%	3.20%	4.55%
Expected term (in years)		6.25	6.25	6.25
Expected dividends		-	-	-

A summary of stock options outstanding as of December 31, 2009 and of stock option activity during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000)	Price	Term (years)	(millions)

Outstanding at January 1, 2009	2,469	$41.81	7.68	$-
Granted	1,349	6.86
Exercised	-	-
Canceled	(106)	38.54
Forfeited	(110)	33.25

Outstanding at December 31, 2009	3,602	$29.08	7.75	$10
Exercisable at December 31, 2009	1,188	$42.19	6.60	$-
Vested or expected to vest at December 31, 2009	3,572	$29.15	7.86	$9

     The weighted average grant date fair value was $4.12 for options granted during the year ended December 31, 2009, $14.78 for options granted during the year ended December 31, 2008 and $21.73 for options granted during the year ended December 31, 2007.
     Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was less than $1 million in each of 2008 and 2007. Cash received from the exercise of stock options was less than $1 million in each of 2008 and 2007. There were no stock options exercised in 2009. As a result of the net operating loss we reported for federal tax purposes for 2009, 2008 and 2007, none of the tax benefit with respect to these exercises has been reflected in capital received in excess of par value as of December 31, 2009. Included in our net operating loss carryforwards is $15 million for which a tax benefit of $5 million will be recorded in capital received in excess of par value when the loss carryforward is utilized.
     As of December 31, 2009, there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of two years. The total fair value of stock options vested was $11 million during the year ended December 31, 2009, $7 million during the year ended December 31, 2008 and $5 million during the year ended December 31, 2007.
RESTRICTED STOCK UNITS
We granted RSUs during 2009, 2008 and 2007. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest 100% after either four or five years from the date of grant. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.

     RSUs outstanding as of December 31, 2009 and RSU activity during 2009 were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2009	492	$43.44
Granted	838	6.98
Vested	(173)	42.42
Forfeited	(36)	24.22

Nonvested at December 31, 2009	1,121	$16.96

     As of December 31, 2009, there was $6 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 1.78 years. The total fair value of RSUs that vested was $7 million during the year ended December 31, 2009, $7 million during the year ended December 31, 2008 and $6 million during the year ended December 31, 2007.
PERFORMANCE SHARES
We granted performance shares during 2009, 2008 and 2007. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
     We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period.

Assumptions:	2009	2008	2007

Expected volatility	60.84%	35.16%	30.69%
Risk-free rate	1.40%	2.20%	4.55%
Expected term (in years)	2.89	2.92	2.78%
Expected dividends	-	-	-

     Nonvested performance shares outstanding as of December 31, 2009 and performance share activity during 2009 were as follows:

	Weighted	Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2009	217	$44.70
Granted	350	8.94
Canceled	(77)	45.17
Forfeited	(21)	25.98

Nonvested at December 31, 2009	469	$18.74

     No performance shares granted in 2007 were earned because the threshold level of total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index for the three-year period ended December 31, 2009 was not attained.
     Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $4 million as of December 31, 2009. We expect that cost to be recognized over a weighted average period of 1.5 years.
NON-EMPLOYEE DIRECTOR DEFERRED STOCK UNITS
Our non-employee directors may elect to receive a portion of their compensation as deferred stock units that increase or decrease in value in direct relation to the market price of our common stock. Deferred stock units earned through December 31, 2007 will be paid in cash upon termination of board service. Deferred stock units earned thereafter will be paid in cash or shares of USG common stock, at the election of the director, upon termination of board service.
     The number of deferred stock units held by non-employee directors was approximately 81,347 as of December 31, 2009, 76,877 as of December 31, 2008 and 21,085 as of December 31, 2007. We recorded $1 million to expenses in 2009 related to these units. The amounts recorded to expenses in 2008 and 2007 related to these units were less than $1 million for each year.
     Pursuant to our Non-Employee Director Compensation Program, on December 31, 2009, our non-employee directors were entitled to receive an $80,000 annual grant, payable at their election in cash or shares of USG common stock with an equivalent value. Pursuant to this provision, a total of 5,550 shares of common stock were issued to one non-employee director based on the average of the high and low sales prices of a share of USG common stock on December 31, 2009.
9.      Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2009	2008

Finished goods and work in progress	$232	$312
Raw materials	57	92

Total	$289	$404

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2009	2008

Land and mineral deposits	$114	$136
Buildings and improvements	1,141	1,133
Machinery and equipment	2,730	2,661

	3,985	3,930
Reserves for depreciation and depletion	(1,558)	(1,368)

Total	$2,427	$2,562

ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2009	2008

Self-insurance reserves	$54	$58
Employee compensation	48	49
Interest	45	33
Restructuring	21	50
Derivatives	13	45
Other	92	103

Total	$273	$338

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI as of December 31 consisted of the following:

(millions)	2009	2008

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(110)	$(169)
Gain (loss) on derivatives, net of tax	1	(35)
Foreign currency translation, net of tax	29	(23)

Total	$(80)	$(227)

     Reclassifications of net after-tax gains or losses from AOCI to earnings during 2009 consisted of the following:

(millions)	2009

Loss on derivatives, net of tax benefit of $0.4 million	$(69)
Gain on unrecognized pension and postretirement benefit costs, net of tax benefit of $0.2 million	9

Total	$60

     We estimate that we will reclassify a net $11 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations during 2009 and 2008 consisted of the following:

(millions)	2009	2008

Balance as of January 1	$89	$85
Accretion expense	6	5
Liabilities incurred	6	3
Retirements	(2)	(1)
Foreign currency translation	2	(3)

Balance as of December 31	$101	$89

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

10.	Income Taxes
Earnings (loss) before income taxes consisted of the following:

(millions)	2009	2008	2007

U.S.	$(359)	$(618)	$11
Foreign	22	37	77

Total	$(337)	$(581)	$88

Income tax expense (benefit) consisted of the following:

(millions)	2009	2008	2007

Current:
Federal	$3	$(4)	$8
Foreign	10	4	19
State	1	(2)	(5)

	14	(2)	22

Deferred:
Federal	357	(195)	2
Foreign	4	4	(11)
State	75	75	(2)

	436	(116)	(11)

Total (a)	$450	$(118)	$11

(a) Income taxes (benefit) includes noncash deferred tax asset valuation allowances of $575 million in 2009, $71 million in 2008 and $(10) million in 2007.
Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2009	2008	2007

Taxes on income at U.S. federal statutory rate	$(118)	$(203)	$31
Foreign earnings subject to different tax rates	(1)	(4)	(8)
State income tax, net of federal benefit	(1)	(21)	(2)
Change in valuation allowance	575	71	(10)
Goodwill impairment charges	-	34	-
Change in unrecognized tax benefits	(7)	3	10
Tax law changes	-	-	(10)
Other, net	2	2	-

Provision for income taxes (benefit)	$450	$(118)	$11
Effective income tax rate	(133.2)%	20.4%	12.2%

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2009	2008

Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$706	$577
Pension and postretirement benefits	238	244
Goodwill and other intangible assets	27	37
Reserves not deductible until paid	47	35
Self insurance	13	11
Capitalized interest	13	12
Derivative instruments	25	23
Share-based compensation	24	19

Deferred tax assets before valuation allowance	1,093	958
Valuation allowance	(772)	(166)

Total deferred tax assets	$321	$792

Deferred Tax Liabilities:
Property, plant and equipment	316	307
State taxes	2	29
Inventories	11	19
Other	7	2

Total deferred tax liabilities	336	357

Net deferred tax (liabilities) assets	$(15)	$435

     We have established a valuation allowance in the amount of $772 million consisting of $518 million for federal deferred tax assets, $250 million for state deferred tax assets and $4 million for foreign deferred tax assets.
     As of December 31, 2009, we had federal NOL carryforwards of approximately $1.161 billion that are available to offset future federal taxable income and will expire in the years 2026-2029. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.311 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.
     As of December 31, 2009, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $250 million, of which $11 million expire in years 2010-2011, $14 million expire in 2012-2014, $31 million expire in 2015-2017, $17 million expire in 2018-2020, $49 million expire in 2021-2025, $105 million expire in 2026-2027, $12 million expire in 2028, $10 million expire in 2029 and $1 million does not expire. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.
     Based on our assessment, the uncertain and volatile market conditions in which we currently operate and the fact that we are now in a four-year cumulative loss position, we recorded a noncash deferred tax asset valuation allowance of $575 million in the year ended December 31, 2009. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax liabilities were $15 million as of December 31, 2009, and net deferred tax assets were $435 million as of December 31, 2008.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of December 31, 2009, against a portion of which we have historically maintained a valuation allowance.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 4.16% for December 2009. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2009, our annual U.S. federal NOL utilization would have been limited to approximately $58 million per year.
     During the fourth quarter of 2008, the Internal Revenue Service, or IRS, concluded its audit of our federal income tax returns for the years 2005 and 2006. Upon final joint committee approval, which we received in the second quarter of 2009, the IRS audit was considered effectively settled. As a result of the audit, our federal taxable income for those years was increased by $8 million in the aggregate, most of which resulted in a decrease to the amount of our NOL at December 31, 2008.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2009	2008

Balance as of January 1	$47	$56

Tax positions related to the current period:

Gross increase	-	4

Gross decrease	-	-

Tax positions related to prior periods:

Gross increase	2	2

Gross decrease	(10)	(13)

Settlements	(3)	(1)

Lapse of statutes of limitations	(1)	(1)

Balance as of December 31	$35	$47

     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of December 31, 2009, the total amount of interest expense and penalties recognized on our consolidated balance sheet was $4 million and $1 million, respectively. The total amount of interest and penalties recognized in our consolidated statement of operations for 2009 was $(1) million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $33 million.
     Our federal income tax returns for 2006 and prior years have been examined by the IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
     We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $626 million as of December 31, 2009. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $26 million, consisting of foreign withholding taxes.

11.	Earnings (Loss) Per Share
The reconciliation of basic earnings (loss) per share to diluted earnings per share is shown in the following table:

			Weighted

	Net		Average

	Earnings	Shares	Per-Share

(millions, except share data)	(Loss)	(000)	Amount

2009:

Basic loss	$(787)	99,238	$(7.93)

Diluted loss	$(787)	99,238	$(7.93)

2008:

Basic loss	$(463)	99,100	$(4.67)

Diluted loss	$(463)	99,100	$(4.67)

2007:

Basic earnings	$77	97,088	$0.80

Dilutive effect of stock options		215

Diluted earnings	$77	97,303	$0.79

     The diluted losses per share in 2009 and 2008 were computed using the weighted average number of common shares outstanding during the year.
     The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for 2009 and 2008 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 5.3 million common shares, 3.3 million common shares and 1.6 million common shares were not included in the computation of diluted earnings (loss) per share for 2009, 2008 and 2007, respectively, because they were anti-dilutive.
     In March 2007, we completed a public offering of 9.06 million shares of our common stock at a price of $48.60 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $422 million. We used the net proceeds of the equity offering for the acquisition of California Wholesale Material Supply, Inc., or CALPLY, and for general corporate purposes.

12.	Segments

REPORTABLE SEGMENTS

(millions)	2009	2008	2007

Net Sales:

North American Gypsum	$1,770	$2,358	$2,837

Building Products Distribution	1,289	1,993	2,291

Worldwide Ceilings	663	846	813

Eliminations	(487)	(589)	(739)

Total	$3,235	$4,608	$5,202

Operating Profit (Loss):

North American Gypsum	$(9)	$(241)	$84

Building Products Distribution	(172)	(243)	91

Worldwide Ceilings	62	68	75

Corporate	(71)	(97)	(110)

Eliminations	5	1	27

Total	$(185)	$(512)	$167

Depreciation, Depletion and Amortization:

North American Gypsum	$146	$141	$124

Building Products Distribution	13	13	14

Worldwide Ceilings	19	19	17

Corporate	25	9	21

Total	$203	$182	$176

Capital Expenditures:

North American Gypsum	$36	$213	$425

Building Products Distribution	5	6	6

Worldwide Ceilings	3	19	15

Corporate	-	-	14

Total	$44	$238	$460

Assets:

North American Gypsum	$2,558	$2,677	$2,738

Building Products Distribution	371	571	801

Worldwide Ceilings	391	455	466

Corporate	816	1,068	713

Eliminations	(39)	(52)	(64)

Total	$4,097	$4,719	$4,654

GEOGRAPHIC INFORMATION

(millions)	2009	2008	2007

Net Sales:

United States	$2,725	$3,942	$4,568

Canada	339	428	426

Other Foreign	335	482	443

Geographic transfers	(164)	(244)	(235)

Total	$3,235	$4,608	$5,202

Long-Lived Assets:

United States	$2,192	$2,390	$2,402

Canada	174	165	217

Other Foreign	300	283	293

Total	$2,666	$2,838	$2,912

OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
     The consolidated operating loss in 2009 included restructuring and long-lived asset impairment charges of $80 million. On a segment basis, $39 million of the total amount related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate. The consolidated operating loss in 2009 also included goodwill and other intangible asset impairment charges of $43 million. On a segment basis, $41 million of the total amount related to Building Products Distribution and $2 million to Worldwide Ceilings. The consolidated operating loss in 2009 also included litigation settlement income, net of fees, of $97 million from our lawsuit against Lafarge North America Inc. and Lafarge S.A. as discussed in Note 16. The total amount of this settlement related to the North American Gypsum segment.
     The consolidated operating loss in 2008 included restructuring and long-lived asset impairment charges of $98 million. On a segment basis, $48 million of the total amount related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate. The consolidated operating loss in 2008 also included goodwill and other intangible asset impairment charges of $226 million. On a segment basis, $213 million of the total amount related to Building Products Distribution, $12 million to Worldwide Ceilings and $1 million to North American Gypsum.
     The consolidated operating profit in 2007 included restructuring and long-lived asset impairment charges of $26 million. On a segment basis, $18 million of the total amount related to North American Gypsum, $2 million to Worldwide Ceilings, $1 million to Building Products Distribution and $5 million to Corporate.
     See Note 2 for additional information regarding restructuring and long-lived asset impairment charges. See Note 3 for additional information regarding goodwill and other intangible asset impairment charges.
     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Transactions between reportable segments and geographic areas are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Geographic transfers largely reflect intercompany sales from U.S. Gypsum and USG Interiors, Inc. to CGC and USG Mexico.
     On a worldwide basis, The Home Depot, Inc. accounted for approximately 14% of our consolidated net sales in 2009, approximately 10% in 2008 and approximately 11% in 2007. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

13.	Acquisitions
We record acquisitions using the purchase method of accounting and include the results of operations of the businesses acquired in our consolidated results as of the date of acquisition. We allocate the purchase price of acquisitions to the tangible assets, intangible assets and liabilities acquired based on fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions. Pro forma combined results of operations for the year ended December 31, 2007 would not be materially different as a result of the acquisitions described below and, therefore, are not presented.
California Wholesale Material Supply, Inc.: On March 30, 2007, L&W Supply purchased the outstanding stock of CALPLY for approximately $268 million. This amount included debt repaid at closing and acquisition-related expenses and was net of CALPLY’s cash at closing. CALPLY sells building products and provides services to acoustical contractors, drywall contractors, plaster contractors, roofing companies, manufactured housing companies, countertop fabricators, government institutions and exporters.
Grupo Supremo: On March 28, 2007, USG Mexico purchased the assets of Grupo Supremo, located in the central north region of Mexico, the businesses of which include extracting gypsum rock from several mines and manufacturing plaster products. The total purchase price was approximately $12 million including acquisition-related expenses.

14.	Stockholder Rights Plan
On December 21, 2006, our Board of Directors approved the adoption of a new stockholder rights plan. The plan was amended on December 5, 2008. Under the rights plan, if any person or group acquires beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. During a seven-year standstill period that expires in August 2013, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of a shareholder’s agreement we entered into with Berkshire Hathaway in connection with its backstop commitment and, following that seven-year standstill period, the term “Acquiring Person” will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis. Among other things, the shareholder’s agreement limits during the standstill period Berkshire Hathaway’s acquisitions of beneficial ownership of our voting stock to 40% of our voting stock on a fully diluted basis, except in limited circumstances, and the manner in which it may seek to effect an acquisition or other extraordinary transaction involving USG.
     The rights issued pursuant to the stockholder rights plan will expire on January 2, 2017. However, our Board of Directors has the power to accelerate or extend the expiration date of the rights. In addition, a Board committee composed solely of independent directors will review the rights plan at least once every three years to determine whether to modify the plan in light of all relevant factors. The first of those reviews was conducted in November 2009, and no modification of the plan was adopted. The next review is required by the end of 2012.

15.	Commitments and Contingencies
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $94 million in 2009, $107 million in 2008 and $123 million in 2007. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2009 were $79 million in 2010, $64 million in 2011, $49 million in 2012, $39 million in 2013 and $26 million in 2014. The aggregate obligation after 2014 was $112 million.

16.	Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is a defendant, along with many other companies, in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States. The wallboard was manufactured in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., and was sold or used by many distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. L&W Supply Corporation sold some Knauf Tianjin wallboard primarily in the Florida region in 2006. Other defendants in these lawsuits include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, other Chinese wallboard manufacturers unrelated to Knauf, homebuilders, contractors, and other distributors. These lawsuits claim that the Chinese-made wallboard is defective and emits high levels of sulfur causing, among other things, a bad smell and corrosion of copper or other metal surfaces. Most of the lawsuits also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. Some of the lawsuits are brought by individual homeowners and some are class actions brought on behalf of a group of homeowners who claim their homes contain defective Chinese-made wallboard. The plaintiffs seek unspecified damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for personal injury, including medical monitoring in some cases.
     As more specifically described below, L&W Supply Corporation has been dismissed from some of the Chinese wallboard lawsuits on the basis that it did not supply the wallboard installed in the plaintiffs’ homes. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard (although, as is typical in the industry, our records do not specifically identify the manufacturer of the wallboard delivered). Therefore, where Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home.
     As of the end of the fourth quarter of 2009, L&W Supply Corporation was a defendant in lawsuits filed in federal courts in Florida, Louisiana, and Alabama relating to Chinese-made wallboard. In June 2009, all federal court lawsuits, wherever they were originally filed, were transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings. The multi-district litigation is titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. In December 2009, more than 2,600 homeowners joined in an omnibus class action complaint filed in the multi-district litigation naming as defendants Knauf Tianjin and approximately 500 other defendants, including other manufacturers of Chinese-made wallboard, homebuilders, distributors (including L&W Supply Corporation), and contractors. Of the approximately 2,600 plaintiffs who recently joined in the omnibus class action complaint filed in the multi-district federal litigation, 36 of those plaintiffs specifically named L&W Supply Corporation as the supplier of wallboard to their home. However, approximately 1,900 of the 2,600 plaintiffs did not identify the distributor that allegedly supplied the drywall installed in their home. We are in the process of reviewing our records to determine the total number of homes involved in the omnibus complaint to which L&W Supply Corporation delivered wallboard. Based on the information available to date, we do not believe that number will be significant. In addition to being a defendant in the omnibus multi-district class action complaint, L&W Supply Corporation was named as a defendant in approximately 140 other federal lawsuits that are now part of the multi-

district litigation. We have been dismissed from 79 of those lawsuits on the basis that we did not supply the wallboard used in the plaintiffs’ homes. We expect to be dismissed from the remainder of these lawsuits for the same reason.
     L&W Supply Corporation is also a defendant in state court lawsuits filed in Florida and Louisiana relating to Chinese-made wallboard. As of December 31, 2009, L&W Supply Corporation was a defendant in 119 individual homeowner lawsuits and one homeowner class action filed in Florida state court and five individual homeowner lawsuits filed in Louisiana state court. Based on a review of our records, we do not believe that L&W Supply sold or delivered wallboard (including Knauf Tianjin wallboard) to any of the homes identified in any of the Florida or Louisiana state court homeowner lawsuits. Plaintiffs’ counsel have informed us that we will be dismissed from the 119 individual Florida homeowner lawsuits. L&W Supply Corporation is also a defendant in a lawsuit filed by Lennar Homes in Florida state court relating to Knauf Tianjin wallboard installed in homes built by Lennar in Florida. Our records indicate that L&W Supply Corporation delivered wallboard to 16 of the more than 400 homes in Florida that are part of the Lennar state court lawsuit.
     In addition to the homeowner lawsuits, in January 2010, L&W Supply Corporation was named as a defendant in a lawsuit filed by the Louisiana Attorney General against manufacturers, distributors, and homebuilders relating to Chinese drywall. The Louisiana Attorney General seeks to recover alleged losses to the state as a result of Chinese-made drywall installed in Louisiana homes. L&W Supply did not sell any Knauf Tianjin wallboard in Louisiana. L&W Supply Corporation sold in Louisiana in 2006 a limited amount of Knauf wallboard made at a different Knauf plant in China, but we are not aware of any evidence showing problems with this wallboard.
     Although USG Corporation did not manufacture, distribute, or sell any Chinese-made wallboard, all of the Chinese-made wallboard lawsuits filed against L&W Supply Corporation also name USG Corporation as a defendant. The lawsuit recently filed by the Louisiana Attorney General also names U.S. Gypsum and USG Interiors, Inc. as defendants, although neither company manufactured, distributed, or sold any Chinese-made wallboard.
     The Chinese-made wallboard cases are in a preliminary stage, and we expect that additional similar suits will be filed. However, we believe that L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to the Florida region, were limited. Based on our records, we believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation would completely furnish approximately 250-300 average-size homes, although the actual number of homes could be somewhat larger because some homes may contain a mixture of different brands of wallboard. To date, L&W Supply Corporation has received lawsuits or claims outside of litigation relating to approximately 115 houses or condominium units to which it has confirmed it delivered Knauf Tianjin wallboard. Of that number, it has resolved the claims relating to approximately 50 of those homes. L&W Supply Corporation sold other Chinese-made wallboard, primarily manufactured by Knauf entities, but we are not aware of any instances in which the non-Tianjin Knauf wallboard sold by L&W Supply Corporation has been determined to cause odor or corrosion problems. If the other Knauf Chinese-made wallboard is determined to cause such problems, claims against L&W Supply Corporation and its potential liability could increase.
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
PATENT AND TRADE SECRETS LAWSUIT
U.S. Gypsum was the plaintiff in a lawsuit against Lafarge North America Inc., a manufacturer and seller of gypsum wallboard in the United States, and its parent, Lafarge S.A., a French corporation, or together Lafarge. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleged that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom were also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. On December 4, 2009, U.S. Gypsum entered into a settlement agreement with Lafarge to resolve the lawsuit. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million, the lawsuit was dismissed, and U.S. Gypsum granted Lafarge a fully paid-up license to use certain technology. Lafarge paid U.S. Gypsum $80 million ($74 million net of fees) in December 2009 and will pay U.S. Gypsum an additional $25 million no later than December 1, 2010.
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

17.	Quarterly Financial Data (unaudited)

	Quarter

(millions, except share data)	First	Second	Third		Fourth

2009:

Net sales	$864	$829	$822		$720

Gross profit	48	51	38		8

Operating loss	(42)	(40)	(92)	(a)	(11)	(b)

Net loss	(42)	(53)	(94)	(a)	(598)	(b)

Loss Per Common Share:

Basic	(0.42)	(0.53)	(0.96)	(a)	(6.02)	(b)

Diluted	(0.42)	(0.53)	(0.96)	(a)	(6.02)	(b)

2008:

Net sales	$1,165	$1,251	$1,211		$981

Gross profit	46	76	64		6

Operating loss	(60)	(39)	(32)		(381)	(c)

Net loss	(41)	(37)	(36)		(349)	(c)

Loss Per Common Share:

Basic	(0.42)	(0.37)	(0.36)		(3.52)	(c)

Diluted	(0.42)	(0.37)	(0.36)		(3.52)	(c)

(a)	Operating loss and net loss for the third quarter of 2009 included goodwill and other intangible asset impairment charges of $41 million, or $0.41 per diluted share.

(b)	Operating loss and net loss for the fourth quarter of 2009 included litigation settlement income, net of fees, of $97 million, or $0.98 per diluted share, from our lawsuit against Lafarge. Net loss for the fourth quarter of 2009 also included a tax valuation allowance charge of $548 million, or $5.52 per diluted share.

(c)	Operating loss and net loss for the fourth quarter of 2008 included goodwill and other intangible asset impairment charges of $226 million pretax ($177 million after-tax, or $1.78 per diluted share). Net loss for the fourth quarter of 2008 also included a tax valuation allowance charge of $61 million, or $0.62 per diluted share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
     We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule, Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2010

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning				Ending

(millions)	Balance	Additions (a)		Deductions (b)	Balance

Year ended December 31, 2009:

Doubtful accounts	$11	$12		$(9)	$14

Cash discounts	4	28		(30)	2

Year ended December 31, 2008:

Doubtful accounts	12	6		(7)	11

Cash discounts	5	43		(44)	4

Year ended December 31, 2007:

Doubtful accounts	11	7	(c)	(6)	12

Cash discounts	5	50		(50)	5

(a)	Reflects provisions charged to earnings.

(b)	Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts.

(c)	Includes doubtful accounts from acquisitions of $3 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 12, 2010

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
     We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
     In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Corporation and our report dated February 12, 2010 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2010

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	CONTROLS AND PROCEDURES
Not applicable

Item 9B.	OTHER INFORMATION
On February 10, 2010, our Board of Directors approved our 2010 Annual Management Incentive Program. Under the program, 40% of the par incentive award for each of our named executive officers is based on a formula related to adjusted consolidated net earnings and 60% is based on specified operating and financial targets.
     On February 10, 2010, the Board of Directors also approved the following operating and financial targets for our named executive officers under the 2010 Annual Management Incentive Program: Building Systems adjusted operating profit, L&W Supply adjusted operating profit, International adjusted operating profit, United States wallboard spread, United States wallboard cost, adjusted EBITDA and average quarterly liquidity. Each named executive officer is assigned one or more of the first four of these targets and two of the last three of these targets.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 12, 2010):

Name	Age	Present Position and Business Experience During the Last Five Years

William C. Foote	58	Chairman and Chief Executive Officer since January 2006. Chairman, Chief Executive Officer and President prior thereto.

James S. Metcalf	52	President and Chief Operating Officer since January 2006. Executive Vice President; President, USG Building Systems, prior thereto.

Stanley L. Ferguson	57	Executive Vice President and General Counsel.

Richard H. Fleming	62	Executive Vice President and Chief Financial Officer.

Brian J. Cook	52	Senior Vice President, Human Resources.

D. Rick Lowes	55	Senior Vice President and Controller since May 2007. Vice President and Controller prior thereto.

Dominic A. Dannessa	53	Senior Vice President and Chief Technology Officer since February 2010.
Vice President and Chief Technology Officer to February 2010.
Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives to July 2008. Vice President; Executive Vice President, Manufacturing, USG Building Systems, to January 2008.
		Senior Vice President, Manufacturing, United States Gypsum Company, prior thereto.

Name	Age	Present Position and Business Experience During the Last Five Years

Brendan J. Deely	44	Senior Vice President since February 2010 and President and Chief Executive Officer, L&W Supply Corporation, since May 2007.
		Vice President to February 2010; President and Chief Operating Officer, L&W Supply Corporation, to May 2007. Senior Vice President and Chief Operating Officer, L&W Supply Corporation, to June 2005.

Christopher R. Griffin	47	Senior Vice President since February 2010 and President, USG International and President, CGC Inc., since January 2008. Vice President to February 2010. President, CGC Inc., to January 2008.

Fareed A. Khan	44	Senior Vice President since February 2010 and President, USG Building Systems, since January 2008.
		Vice President to February 2010. Executive Vice President, Sales and Marketing, USG Building Systems, to January 2008. Senior Vice President, Supply Chain and CRM and IT, United States Gypsum Company, to January 2006.

Karen L. Leets	53	Vice President and Treasurer.

Mary A. Martin	54	Vice President and Associate General Counsel since July 2009. Associate General Counsel prior thereto.

Ellis A. Regenbogen	63	Vice President since February 2008 and Corporate Secretary and Associate General Counsel since October 2006.
Associate General Counsel and Assistant Secretary to October 2006.
		Associate General Counsel – Securities and Governance, Sears Holdings Corporation, to April 2006. Assistant General Counsel – Corporate and Securities, Sears, Roebuck and Co., to April 2005.

Jeffrey P. Rodewald	55	Vice President, Employee Benefits, Safety and Corporate Services since July 2009.
		Senior Director, Employee Benefits, Safety and Corporate Services to July 2009. Director, Employee Benefits, USG Corporation, and Vice President, Human Resources, USG International, to September 2007. Director, Human Resources, USG Corporation, and Vice President, Human Resources, USG International, to January 2006.

Jennifer F. Scanlon	43	Vice President and Chief Information Officer since February 2008.
		Director, Information Technology, and Chief Information Officer to February 2008. Director, CRM/SCM Strategy and Implementation, USG Building Systems, to May 2007.
Committee Charters and Code of Business Conduct
Our Corporate Code of Business Conduct (applicable to directors, officers and employees), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors, including the Audit Committee, Governance Committee and Compensation and Organization Committee, are available through the “Investor Relations” and “Corporate Governance” links in the “Company Information” section of our Web site at www.usg.com.
     Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 12, 2010, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 12, 2010, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2009, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by our stockholders.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options	outstanding options and	securities reported in
Plan Category	and rights	rights	column one)
Equity compensation plans approved by stockholders	3,586,522	$29.01	2,638,138
Equity compensation plans not approved by stockholders	-	-	-
Total	3,586,522	$29.01	2,638,138

     Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 12, 2010, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 12, 2010, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 12, 2010, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.
3. Exhibits

Exhibit Number	Exhibit

Plan of Reorganization:
2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June 2006 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June 2006 8-K)
Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June 2006 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)
Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the

November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.9	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009, by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated May 4, 2009)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)
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
Material Contracts:
10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.11	Second Amended and Restated Credit Agreement, dated as of January 7, 2009 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 12, 2009, or the January 2009 8-K)

10.12	Guarantee Agreement, dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the January 2009 8-K)

10.13	Pledge and Security Agreement, dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the January 2009 8-K)

10.14	2009 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 12, 2009) *

10.15	2010 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.16	Annual Base Salaries of Named Executive Officers of USG Corporation (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated April 29, 2008) *

10.17	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.18	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.19	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.20	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.21	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.22	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.23	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.24	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.25	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.26	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.28	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.29	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.30	Form of USG Corporation Nonqualified Stock Option Agreement * **

10.31	Form of USG Corporation Restricted Stock Units Agreement * **

10.32	Form of USG Corporation Performance Shares Agreement * **

10.33	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.34	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.35	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.36	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.37	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.38	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)

10.39	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.40	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the Second October 2008 8-K)

10.41	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.42	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.43	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee **

10.44	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated July 6, 2009)

10.45	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.46	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.47	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)
Other:
21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION
February 12, 2010
By:	/s/ Richard H. Fleming
Richard H. Fleming
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William C. Foote		February 12, 2010
WILLIAM C. FOOTE
Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard H. Fleming		February 12, 2010
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ D. Rick Lowes		February 12, 2010
D. RICK LOWES
Senior Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, ROBERT L. BARNETT,	)	By:	/s/ Richard H. Fleming

LAWRENCE M. CRUTCHER, W. DOUGLAS FORD,	)		Richard H. Fleming
WILLIAM H. HERNANDEZ, RICHARD P. LAVIN,	)		Attorney-in-fact
STEVEN F. LEER, MARVIN E. LESSER,	)		February 12, 2010
JAMES S. METCALF, JUDITH A. SPRIESER,	)
Directors	)

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June 2006 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June 2006 8-K)

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.0 to the June 2006 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.9	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009, by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated May 4, 2009)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.11	Second Amended and Restated Credit Agreement, dated as of January 7, 2009 among USG Corporation, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 12, 2009, or the January 2009 8-K)

10.12	Guarantee Agreement, dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the January 2009 8-K)

10.13	Pledge and Security Agreement, dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the January 2009 8-K)

10.14	2009 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 12, 2009) *

10.15	2010 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.16	Annual Base Salaries of Named Executive Officers of USG Corporation (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated April 29, 2008) *

10.17	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.18	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.19	USG Corporation Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 10, 2006, or the 2006 Proxy Statement) *

10.20	Amendment No. 1 to the USG Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the second quarter 2006 10-Q) *

10.21	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.22	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.23	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.10 to the second quarter 2006 10-Q) *

10.24	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.25	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.26	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.4 to the March 2007 8-K) *

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.28	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.29	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.30	Form of USG Corporation Nonqualified Stock Option Agreement * **

10.31	Form of USG Corporation Restricted Stock Units Agreement * **

10.32	Form of USG Corporation Performance Shares Agreement * **

10.33	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.34	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2006 Proxy Statement) *

10.35	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.36	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.37	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.38	Equity Purchase Agreement dated as of February 25, 2007 among L&W Supply Corporation, Joseph George Zucchero, JCSG Holdings Corporation, the Joseph G. Zucchero Family Trust dated September 12, 1998 and the entities listed on Exhibit A-1 thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 27, 2007)

10.39	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.40	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to the Second October 2008 8-K)

10.41	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.42	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.43	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee **

10.44	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated July 6, 2009)

10.45	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.46	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax

Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.47	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith