Form 10-Q
period 2010-03-31
USG CORP
filed 2010-04-28
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
The number of shares of the registrant’s common stock outstanding as of March 31, 2010 was 99,480,769.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(millions, except per-share and share data)	2010	2009

Net sales	$716	$864
Cost of products sold	702	816

Gross profit	14	48
Selling and administrative expenses	84	80
Restructuring and long-lived asset impairment charges	12	10

Operating loss	(82)	(42)
Interest expense	45	42
Interest income	(1)	—
Other expense (income), net	1	(10)

Loss before income taxes	(127)	(74)
Income tax benefit	(17)	(32)

Net loss	$(110)	$(42)

Basic loss per common share	$(1.10)	$(0.42)
Diluted loss per common share	$(1.10)	$(0.42)

Average common shares	99,385,442	99,190,830
Average diluted common shares	99,385,442	99,190,830
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31,	December 31,
(millions)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$470	$690
Short-term marketable securities	43	—
Restricted cash	2	2
Receivables (net of reserves — $17 and $16)	427	357
Inventories	296	289
Income taxes receivable	3	20
Deferred income taxes	2	2
Other current assets	69	71

Total current assets	1,312	1,431

Long-term marketable securities	72	—
Property, plant and equipment (net of accumulated depreciation and depletion — $1,602 and $1,558)	2,403	2,427
Other assets	232	239

Total assets	$4,019	$4,097

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$234	$205
Accrued expenses	269	273
Current portion of long-term debt	7	7
Income taxes payable	8	7

Total current liabilities	518	492

Long-term debt	1,954	1,955
Deferred income taxes	17	17
Other liabilities	710	703
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(186)	(194)
Capital received in excess of par value	2,644	2,640
Accumulated other comprehensive income (loss)	(92)	(80)
Retained earnings (deficit)	(1,556)	(1,446)

Total stockholders’ equity	820	930

Total liabilities and stockholders’ equity	$4,019	$4,097

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(110)	$(42)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	45	56
Share-based compensation expense	12	10
Deferred income taxes	—	(33)
Noncash income tax benefit	(19)	—
Convertible debt embedded derivative	—	(10)
(Increase) decrease in working capital:
Receivables	(70)	(20)
Income taxes receivable	16	4
Inventories	(5)	29
Payables	31	12
Accrued expenses	(14)	(53)
Decrease in other assets	5	5
Increase in other liabilities	10	9
Other, net	(3)	3

Net cash used for operating activities	(102)	(30)

Investing Activities
Capital expenditures	(6)	(16)
Purchases of marketable securities	(115)	—

Net cash used for investing activities	(121)	(16)

Financing Activities
Repayment of debt	(1)	(191)
Payment of debt issuance fees	—	(8)

Net cash used for financing activities	(1)	(199)

Effect of exchange rate changes on cash	4	(3)

Net decrease in cash and cash equivalents	(220)	(248)
Cash and cash equivalents at beginning of period	690	471

Cash and cash equivalents at end of period	$470	$223

Supplemental Cash Flow Disclosures:
Interest paid	$43	$27
Income taxes (refunded) paid, net	$(15)	$—
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the SEC on February 12, 2010.
We have evaluated subsequent events through the filing of these financial statements.
2. Restructuring and Long-Lived Asset Impairment Charges
As a result of continuing adverse market conditions, we recorded additional restructuring and long-lived asset impairment charges totaling $12 million during the first quarter of 2010. These charges primarily related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that will be temporarily idled later in the second quarter of 2010. The total amount of the charges included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs. On a segment basis, $8 million of the charges related to Building Products Distribution and $4 million to North American Gypsum.
RESTRUCTURING RESERVES
Restructuring reserves totaling $39 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2010. Restructuring-related payments totaled $10 million in the first quarter of 2010. We expect future payments to be approximately $24 million during the remainder of 2010, $7 million in 2011 and $8 million after 2011. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We also expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance	2010 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/09	Charges	Payments	Impairment	3/31/10
Severance	$4	$5	$(5)	$—	$4
Lease obligations	34	2	(2)	—	34
Asset impairments	—	3	—	(3)	—
Other exit costs	2	2	(3)	—	1

Total	$40	$12	$(10)	$(3)	$39

3. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

(millions)	Net Sales		Operating Profit (Loss)
Three Months Ended March 31,	2010	2009	2010	2009
North American Gypsum	$424	$478	$(35)	$(21)
Building Products Distribution	248	353	(39)	(10)
Worldwide Ceilings	165	171	18	18
Corporate	—	—	(23)	(28)
Eliminations	(121)	(138)	(3)	(1)

Total	$716	$864	$(82)	$(42)

The total operating loss for the first quarter of 2010 included restructuring and long-lived asset impairment charges totaling $12 million. On a segment basis, $8 million of the charges related to Building Products Distribution and $4 million to North American Gypsum.
The total operating loss for the first quarter of 2009 included restructuring and long-lived asset impairment charges totaling $10 million. On a segment basis, $2 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $7 million to Corporate.
See Note 2 for information related to restructuring charges and the restructuring reserve as of March 31, 2010.
4. Earnings (Loss) Per Share
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

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount
Three Months Ended March 31, 2010:
Basic loss	$(110)	99,385	$(1.10)

Diluted loss	$(110)	99,385	$(1.10)

Three Months Ended March 31, 2009:
Basic loss	$(42)	99,191	$(0.42)

Diluted loss	$(42)	99,191	$(0.42)

The diluted losses per share for the first quarter of 2010 and the first quarter of 2009 were computed using the weighted average number of common shares outstanding during each respective quarter. The approximately 35.1 million shares issuable upon conversion of our 10% convertible senior notes were not included in the computation of the diluted loss per share for either period because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 7.0 million common shares for the first quarter of 2010 and 4.9 million common shares for the first quarter of 2009 were not included in the computation of diluted earnings per share for the respective quarters because their inclusion was anti-dilutive.

5. Marketable Securities
We invested in marketable securities during the first quarter of 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheet. The unrealized gains and losses as of March 31, 2010 were immaterial. Our investments in marketable securities as of March 31, 2010 consisted of the following:

	Amortized	Fair
(millions)	Cost	Value
Corporate debt securities	$70	$70
U.S. government and agency debt securities	16	16
Asset-backed debt securities	15	15
Non-U.S. government debt securities	4	4
Certificates of deposit	10	10

Total marketable securities	$115	$115

Contractual maturities of marketable securities as of March 31, 2010 were as follows:

	Amortized	Fair
(millions)	Cost	Value
Due in 1 year or less	$43	$43
Due in 1-5 years	57	57

	100	100
Asset-backed debt securities	15	15

Total marketable securities	$115	$115

6. Intangible Assets
Intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of March 31, 2010				As of December 31, 2009
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$—	$(22)	$48	$70	$—	$(20)	$50
Other	9	—	(4)	5	9	—	(4)	5

Total	79	—	(26)	53	79	—	(24)	55

Intangible Assets with Indefinite Lives:
Trade names	22	—	—	22	53	(31)	—	22
Other	9	(1)	—	8	9	—	—	9

Total	31	(1)	—	30	62	(31)	—	31

Total Other Intangible Assets	$110	$(1)	$(26)	$83	$141	$(31)	$(24)	$86

Intangible assets with definite lives are amortized. Total amortization expense was $2 million for the first three months of 2010 and $1 million for the first three months of 2009. Estimated annual amortization expense for intangible assets is $8 million for each of the years 2010 through 2012 and $7 million for each of the years 2013 through 2015. Intangible assets with indefinite lives are not amortized.

7. Debt
Total debt consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2010	2009
6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
9.75% senior notes, net of discount	295	295
10% convertible senior notes, net of discount	381	380
Ship mortgage facility	47	49
Industrial revenue bonds	239	239

Total	$1,961	$1,962

CREDIT FACILITY
Our credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million or (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based on an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
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
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2010, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $119 million. As of March 31, 2010, there were no borrowings under the facility and outstanding letters of credit totaled $82 million. Had there been any borrowings as of that date, the applicable interest rate would have been 3.29%.
SENIOR NOTES
We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the condensed consolidated balance sheets at $295 million, which is net of debt discount of $5 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
We have $500 million of 7.75% senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $499 million, which is net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is 9.5%. We also have $500 million of 6.3% senior notes due 2016.

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
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $381 million, which is net of debt discount of $19 million as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. As of March 31, 2010, both advances provided for under the secured loan facility had been drawn, and the total outstanding loan balance under the secured loan facility was $47 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheet as of March 31, 2010.
The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.24% as of March 31, 2010. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.

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
As of March 31, 2010, there were no borrowings or letters of credit outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 3.54%. The U.S. dollar equivalent of borrowings available under this agreement as of March 31, 2010 was $30 million.
OTHER INFORMATION
The fair value of our debt was $2.341 billion as of March 31, 2010 and $2.211 billion as of December 31, 2009. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models.
As of March 31, 2010, we were in compliance with the covenants contained in our credit facilities.
8. Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years.
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2010, we had swap and option contracts to hedge $105 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of March 31, 2010 was $31 million. AOCI also includes $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of 2010. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The fair value of those contracts not designated as cash flow hedges was $1 million as of March 31, 2010. Changes in fair value on contracts not designated as hedges are recorded to earnings.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $30 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded to earnings. As of March 31, 2010, the fair value of these hedges was a $1 million unrealized loss.

We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these hedges is $78 million, and they mature by March 28, 2011. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of 2010. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these hedges that remained in AOCI was a $1 million unrealized loss as of March 31, 2010.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2010, our derivatives were in a net liability position of $32 million, and we provided $28 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(12)	Cost of products sold	$(5)
Foreign exchange contracts	(1)	Cost of products sold	—

Total	$(13)		$(5)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Commodity contracts	Cost of products sold	$(1)
Foreign exchange contracts	Other income, net	(1)

Total		$(2)

As of March 31, 2010, we had no derivatives designated as net investment or fair value hedges. The following are the fair values of derivative instruments on the condensed consolidated balance sheet as of March 31, 2010 (dollars in millions):

Derivatives	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$2	Accrued expenses	$19
Commodity contracts	Other assets	1	Other liabilities	15
Foreign exchange contracts	Other current assets	—	Accrued expenses	1

Total		$3		$35

Derivatives Not	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$—
Foreign exchange contracts	Other current assets	—	Accrued expenses	1

Total		$1		$1

9. Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. There are three levels of inputs that may be used to measure fair value. Level 1 is defined as quoted prices for identical assets and liabilities in active markets. Level 2 is defined as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 is defined as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices and foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows:

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative assets	$—	$4	$—	$4
Derivative liabilities	—	(36)	—	(36)
Marketable securities:
Corporate debt securities	—	70	—	70
U.S. government and agency debt securities	—	16	—	16
Asset-backed debt securities	—	15	—	15
Non-U.S. government debt securities	—	4	—	4
Certificates of deposit	—	10	—	10

10. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months Ended March 31,
(millions)	2010	2009
Pension:
Service cost of benefits earned	$7	$6
Interest cost on projected benefit obligation	16	16
Expected return on plan assets	(16)	(17)
Net amortization	4	1

Net pension cost	$11	$6

Postretirement:
Service cost of benefits earned	$2	$2
Interest cost on projected benefit obligation	4	6
Net amortization	(4)	(2)

Net postretirement cost	$2	$6

We currently estimate that we will contribute approximately $45 million to our pension plans in the second half of 2010.
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) were signed into law. See Note 13, Income Taxes, for information regarding the impact of the Act’s provision that repeals the income tax benefit for the Medicare Part D subsidy for retiree benefits. We are currently evaluating other provisions of the Act to determine its potential impact, if any, on our health care benefit costs.
11. Share-Based Compensation
During the first quarter of 2010, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS
We granted stock options to purchase 1,006,012 shares of common stock during the first quarter of 2010 with an exercise price equal to the closing price of our common stock on the date of grants. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control, except that 46,000 of the stock options were granted as special retention awards that generally will vest 100% after three years. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
We estimated the fair value of each stock option granted to be $5.92 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact that our Chapter 11 proceedings completed in 2006 had on our historical stock price. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.

The assumptions used in the valuation were as follows: expected volatility 46.90%, risk-free rate 2.97%, expected term (in years) 6.25 and expected dividends 0.
RESTRICTED STOCK UNITS
We granted RSUs with respect to 697,249 shares of common stock during the first quarter of 2010. RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 21,356 of these RSUs were granted as special awards that generally will vest 100% after three to five years. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grants. Virtually all RSUs granted in the first quarter of 2010 had a fair value of $11.98.
PERFORMANCE SHARES
We granted 332,716 performance shares during the first quarter of 2010. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
We estimated the fair value of each performance share granted to be $15.59 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period.
The assumptions used in the valuation were as follows: expected volatility 73.34%, risk-free rate 1.24%, expected term (in years) 2.89 and expected dividends 0.
12. Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2010	2009
Finished goods and work in progress	$244	$232
Raw materials	52	57

Total	$296	$289

ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Three Months Ended March 31,
(millions)	2010	2009
Balance as of January 1	$101	$89
Accretion expense	2	1

Balance as of March 31	$103	$90

PROPERTY, PLANT AND EQUIPMENT
As of March 31, 2010, $23 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet was classified as “assets held for sale.” Assets in this category are primarily related to our United States Gypsum Company reporting unit. These assets are anticipated to be sold in the next 12 months.
13. Income Taxes
An income tax benefit of $17 million was recorded in the first quarter of 2010. The effective tax rate for the quarter was 13.4%.
ASC 740, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.
As of March 31, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.281 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.431 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of March 31, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of approximately $256 million which expire in the years 2011-2030.
During 2009, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our loss for the first quarter of 2010, during the first quarter we recorded an additional valuation allowance of $32 million against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of March 31, 2010, our deferred tax assets valuation allowance was $804 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
We had deferred tax assets related to net operating loss, or NOL, and tax credit carryforwards in various foreign jurisdictions in the amount of $3 million at March 31, 2010. We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
A noncash income tax benefit of $19 million was recorded during the first quarter of 2010 that related to the fourth quarter of 2009. Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. As a result of reviewing the application of this requirement to our loss from continuing operations for 2009, during the first quarter of 2010 we recorded an additional income tax benefit related to the fourth quarter of 2009. This income tax benefit was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit is reported on the condensed consolidated statement of operations and reduced our net loss, the income tax expense on other comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit, our net deferred tax position is not impacted.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of March 31, 2010, our annual NOL utilization would have been limited to approximately $68 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of March 31, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $5 million and $1 million, respectively. The total amount of interest income recognized on our condensed consolidated balance sheet as of March 31, 2010 was $1 million related to the final IRS audit for the years 2005 and 2006. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the first quarter of 2010 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $34 million.
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
Under the Act, beginning with 2013 we will be required to include the Medicare Part D subsidy we receive for providing prescription drug benefits to retirees in our taxable income for federal income tax purposes. Although this requirement does not become effective until 2013, we were required by accounting rules to record a charge of $20 million in the first quarter of 2010 for the expected effect of this requirement. This charge is offset by our valuation allowance and will not impact our income tax expense unless our judgment on the realizability of the deferred tax assets changes.

14. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months Ended March 31,
(millions)	2010	2009
Net loss	$(110)	$(42)
Derivatives, net of tax	(8)	(9)
Pension and postretirement benefit plans, net of tax	(17)	(5)
Foreign currency translation, net of tax	13	(13)

Total comprehensive loss	$(122)	$(69)

AOCI consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2010	2009
Unrecognized loss on pension and postretirement benefit plans, net of tax	$(127)	$(110)
Gain (loss) on derivatives, net of tax	(7)	1
Foreign currency translation, net of tax	42	29

Total	$(92)	$(80)

After-tax loss on derivatives reclassified from AOCI to earnings was $5 million during the first quarter of 2010. We estimate that we will reclassify a net $19 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
15. Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is a defendant, along with many other companies, in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States. The wallboard was manufactured in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., and was sold or used by many distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. L&W Supply Corporation sold some Knauf Tianjin wallboard primarily in the Florida region in 2006. Other defendants in these lawsuits include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, other Chinese wallboard manufacturers unrelated to Knauf, homebuilders, contractors, and other distributors. These lawsuits, most of which are brought by homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur causing, among other things, a bad smell and corrosion of copper or other metal surfaces. The lawsuits also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for personal injury, including medical monitoring in some cases.
Federal Court Litigation. All federal court lawsuits relating to Chinese-made drywall, wherever the lawsuits were originally filed, have been transferred to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings. This multi-district litigation is titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The largest lawsuit in the multi-district litigation was brought by more than 2,600 homeowners who filed an omnibus class action complaint against Knauf Tianjin and approximately 500 other defendants, including other manufacturers of Chinese-made wallboard, homebuilders, distributors (including L&W Supply Corporation), and contractors. L&W Supply Corporation has also been named as a defendant in approximately 140 other federal lawsuits, including four large homeowner class actions, that are now part of the multi-district litigation. We have been dismissed from 79 of the individual homeowner lawsuits on the basis that we did not supply the wallboard used in the plaintiffs’ homes.

State Court Litigation. L&W Supply Corporation is also a defendant in state court lawsuits filed in Florida and Louisiana relating to Chinese-made wallboard. As of the end of the first quarter of 2010, L&W Supply Corporation had been dismissed from all of the homeowner lawsuits filed against it in Florida state court on the grounds that L&W Supply did not supply the wallboard installed in the homes at issue. L&W Supply Corporation is a defendant in one homeowner class action filed in Florida state court relating to a single residential development. However, we do not believe that we supplied drywall to any of the homes in that lawsuit. L&W Supply Corporation is also a defendant in seven individual homeowner lawsuits filed in Louisiana state court. Based on a review of our records, we do not believe that L&W Supply supplied wallboard (including Knauf Tianjin wallboard) to any of the homes identified in the Louisiana state court homeowner lawsuits. We expect that we will be dismissed from those lawsuits. L&W Supply Corporation is also a defendant in a lawsuit filed by Lennar Homes in Florida state court relating to Knauf Tianjin wallboard installed in homes built by Lennar in Florida. Our records indicate that L&W Supply Corporation supplied wallboard to 18 of the more than 500 homes in Florida that are part of the Lennar state court lawsuit.
In January 2010, L&W Supply Corporation was named as a defendant in a lawsuit filed in Louisiana state court by the Louisiana Attorney General against manufacturers, distributors, and homebuilders relating to Chinese drywall. The Louisiana Attorney General seeks to recover alleged losses to the state as a result of Chinese-made drywall installed in Louisiana homes. L&W Supply did not sell any Knauf Tianjin wallboard in Louisiana. L&W Supply Corporation sold in Louisiana in 2006 a limited amount of Knauf wallboard made at a different Knauf plant in China, but we are not aware of any evidence showing problems with this wallboard. This lawsuit has now been transferred to the federal court presiding over the multi-district litigation.
Although USG Corporation did not manufacture, distribute, or sell any Chinese-made wallboard, all of the Chinese-made wallboard lawsuits filed against L&W Supply Corporation also name USG Corporation as a defendant. The lawsuit recently filed by the Louisiana Attorney General also names United States Gypsum Company and USG Interiors, Inc. as defendants, although neither company manufactured, distributed, or sold any Chinese-made wallboard.
Summary. L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to the Florida region, were relatively limited. We believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes likely is somewhat greater because some homes may contain a mixture of different brands of wallboard and because some of the wallboard was used in condominiums, which typically are smaller than houses and use less wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, where Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home.
We have reviewed our records regarding most of the homes (including both houses and condominiums) identified to date in the litigation as well as claims received outside of litigation. To date, L&W Supply Corporation has confirmed that it delivered wallboard to approximately 250 of them. We have resolved the claims relating to approximately 95 of those homes. Of the remaining approximately 155 unresolved homes, our investigation to date indicates that L&W Supply Corporation delivered Knauf Tianjin wallboard to at least 45 of those homes. We do not yet have sufficient information to determine whether the wallboard delivered to the remaining 110 homes was Knauf Tianjin or other Chinese-made wallboard. Although the rate at which new claims and suits have been filed has slowed significantly, it is likely that some additional homes to which L&W Supply Corporation delivered Knauf Tianjin wallboard will be identified.

Although the vast majority of Chinese drywall claims made against L&W Supply Corporation relate to Knauf Tianjin board, L&W Supply Corporation has received a few claims relating to other Chinese-made wallboard. L&W Supply Corporation did sell other Chinese-made wallboard, primarily manufactured by Knauf entities, but we are not aware of any instances in which the non-Tianjin Knauf wallboard sold by L&W Supply Corporation has been determined to cause odor or corrosion problems. If the other Knauf Chinese-made wallboard is determined to cause such problems, claims against L&W Supply Corporation and its potential liability could increase.
We have recorded a reserve in connection with the Chinese-manufactured wallboard lawsuits. This reserve takes into account, among other things, the number of homes for which claims have been asserted against L&W Supply Corporation, our claim costs to date and the estimated costs of resolving remaining property damage claims relating to Knauf Tianjin wallboard. Taking into account all factors known to date, we do not believe that these lawsuits and other similar lawsuits that might be filed will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first quarter of 2010
•	residential and nonresidential repair and remodel activity accounted for approximately 49% of our net sales,
•	new nonresidential construction accounted for approximately 28% of our net sales,
•	new residential construction accounted for approximately 21% of our net sales, and
•	other activities accounted for approximately 2% of our net sales.
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
Geographic Information: For the first quarter of 2010, approximately 77% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION
Consolidated net sales in the first quarter of 2010 were $716 million, down 17% from the first quarter of 2009. An operating loss of $82 million and a net loss of $110 million, or $1.10 per diluted share, were incurred in the first quarter of 2010. These results compared with an operating loss of $42 million and net loss of $42 million, or $0.42 per diluted share, in first quarter of 2009.
As of March 31, 2010, we had $585 million of cash and cash equivalents and marketable securities compared with $690 million as of December 31, 2009. Uses of cash during the first quarter of 2010 included $43 million for interest, $10 million for severance and other obligations associated with restructuring activities and $6 million for capital expenditures.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Some of those markets showed signs of stabilizing in the first quarter of 2010. Housing starts in the United States are a major source of demand for our products and services. Although housing starts declined in each of the last several years and remain near the lowest levels recorded in the last 50 years, in March 2010, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 626,000 units from 557,000 units reported for December 2009. Industry analysts’ forecasts for new home construction in the United States in 2010 are for a range of from 620,000 to 760,000 units. We are expecting 2010 housing starts to be near the low end of that range.
As a result of the declines in new home construction, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales, ahead of new home construction. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to 5.2 million units in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The declines in existing home sales in the years before 2009 and continued concerns regarding home resale values have contributed to a decrease in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. A number of industry analysts report that the declines in residential repair and remodel spending have begun to moderate, and they forecast that spending will begin to increase later this year. We are estimating that overall repair and remodel spending will increase approximately 3% in 2010.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States declined 43% in 2009 compared with 2008. This followed a 17% decrease in 2008 compared with 2007. Commercial construction declined in the first quarter of 2010 compared with both the first quarter and fourth quarter of 2009. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 5% in 2010 from the 2009 level.
The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. Higher interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and results of operations.

Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. In the first quarter of 2010, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments resulting from the significant reduction in commercial construction activity.
Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 4.57 billion square feet in first quarter of 2010, down approximately 7% compared with 4.89 billion square feet in the first quarter of 2009. U.S. Gypsum shipped 1.15 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2010, a 12% decrease from 1.31 billion square feet in the first quarter of 2009. The percentage decline of U.S. Gypsum’s wallboard shipments in the first quarter of 2010 compared with the first quarter of 2009 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States was approximately 26% in the first quarter of 2010, unchanged from the fourth quarter of 2009 and down from approximately 28% in the first quarter of 2009.
Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of January 1, 2010. We estimate that the industry capacity utilization rate was approximately 52% during the first quarter of 2010, unchanged from the fourth quarter of 2009 and down from approximately 53% during the first quarter of 2009. We project that the industry capacity utilization rate will remain at approximately the first quarter level for the balance of 2010. Despite our realization of some price improvement since the latter part of the first quarter, at such a low level of capacity utilization, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. In April 2010, we permanently closed a gypsum wallboard production facility in Southard, Okla. Later in the second quarter, we will temporarily idle a gypsum wallboard production facility in Stony Point, N.Y. Including these actions, since mid-2006, we have temporarily idled or permanently closed approximately 3.6 billion square feet of our highest-cost wallboard manufacturing capacity.
As part of L&W Supply’s ongoing efforts to reduce its cost structure in light of market conditions, it closed four additional distribution centers during the first quarter of 2010. It has closed a total of 102 distribution centers since January 1, 2007. L&W Supply served its customers from 161 centers in the United States as of March 31, 2010.
We eliminated approximately 370 salaried and hourly positions during the first quarter of 2010. Since January 1, 2007, we have eliminated approximately 4,220 salaried and hourly positions. We will continue to adjust our operations to the conditions in our markets.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle is similar to the recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, through future cash flows, we currently expect to realize the carrying value of all facilities that are not permanently closed. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. We recorded asset impairment charges in the first quarter of 2010 related to the four distribution centers that we closed during the quarter and the gypsum wallboard production facility that we permanently closed in April 2010. Because we believe that a significant recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during the first quarter of 2010.

However, if the downturn in our markets does not reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, we may permanently close production and distribution facilities and material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our financial condition and operating results.
Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See the discussion under Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K for additional information regarding conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and the effects of climate change and other risks and uncertainties that affect us.
KEY OBJECTIVES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives:
•	extend our customer satisfaction leadership;
•	improve operating efficiencies and achieve significant cost reductions; and
•	maintain financial flexibility.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2010	2009	(Decrease)
Three Months ended March 31:
Net sales	$716	$864	(17)%
Cost of products sold	702	816	(14)%
Gross profit	14	48	(71)%
Selling and administrative expenses	84	80	5%
Restructuring and long-lived asset impairment charges	12	10	20%
Operating loss	(82)	(42)	95%
Interest expense	45	42	7%
Interest income	(1)	—	—
Other expense (income), net	1	(10)	—
Income tax benefit	(17)	(32)	(47)%
Net loss	(110)	(42)	162%
Diluted loss per share	(1.10)	(0.42)	162%
NET SALES
Consolidated net sales in the first quarter of 2010 were down $148 million, or 17%, compared with the first quarter of 2009. This decrease reflected an 11% decline in net sales for North American Gypsum, a 30% decline in net sales for Building Products Distribution and a 4% decline in net sales for Worldwide Ceilings. The lower level of net sales in the first quarter of 2010 for North American Gypsum was largely attributable to a 12% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 12% decrease in average gypsum wallboard selling prices compared with the first quarter of 2009. Net sales for Building Products Distribution were down primarily due to a 21% decrease in gypsum wallboard volume, lower gypsum wallboard selling prices and a 29% decrease in sales of other products. Net sales for Worldwide Ceilings were down primarily due to lower volumes in the United States for ceiling grid (down 7%) and ceiling tile (down 15%), partially offset by higher demand for ceilings and other products in the European and Latin American markets and the favorable effects of currency translation.
COST OF PRODUCTS SOLD
Cost of products sold for the first quarter of 2010 decreased $114 million, or 14%, compared with the first quarter of 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard for the first quarter of 2010 were unchanged compared with the first quarter of 2009 as a 3% increase in per unit costs for raw materials, primarily wastepaper, and a 9% increase in per unit fixed costs due to lower gypsum wallboard production volume were offset by a 14% decrease in per unit costs for energy. For USG Interiors, manufacturing costs per unit decreased for ceiling grid, primarily due to lower steel costs, and increased for ceiling tile compared to the first quarter of 2009.
GROSS PROFIT
Gross profit for the first quarter of 2010 decreased $34 million, or 71%, compared with the first quarter of 2009. Gross profit as a percentage of net sales was 2.0% for the first quarter of 2010 compared with 5.6% for the first quarter of 2009. The decrease in percentage for the first quarter of 2010 was primarily due to lower volume and gross margin for gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $84 million in the first quarter of 2010 compared with $80 million in the first quarter of 2009, an increase of $4 million, or 5%. This increase was primarily attributable to higher expenses associated with our employee retirement and long-term incentive compensation plans, partially offset by the continuation of a company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions implemented in 2009. As a percentage of net sales, selling and administrative expenses were 11.7% for the first quarter of 2010 and 9.3% for the first quarter of 2009.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
As a result of continuing adverse market conditions, we recorded additional restructuring and long-lived asset impairment charges totaling $12 million during the first quarter of 2010. These charges primarily related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that will be temporarily idled later in the second quarter of 2010. The total amount of the charges included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs.
During the first quarter of 2009, we recorded restructuring and long-lived asset impairment charges totaling $10 million. This amount included a $4 million charge to the reserve for future lease obligations and a $3 million asset impairment charge for the write-down of leasehold improvements related to leased space that we no longer occupy in our corporate headquarters and charges of $2 million for severance related to employees who were part of our 2008 workforce reductions, but continued to provide services after December 31, 2008, and $1 million for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.
Total cash payments charged against the restructuring reserve in the first quarter of 2010 amounted to $10 million. We expect future payments to be approximately $24 million during the remainder of 2010, $7 million in 2011 and $8 million after 2011. All restructuring-related payments have been funded with cash from operations or cash on hand. We expect that the future payments also will be funded with cash from operations or cash on hand. See Note 2 to the condensed consolidated financial statements for additional information related to our restructuring reserve.
INTEREST EXPENSE
Interest expense increased to $45 million in the first quarter of 2010 from $42 million in the first quarter of 2009 primarily due to a higher level of borrowings in the first quarter of 2010.
OTHER EXPENSE (INCOME), NET
Other expense, net was $1 million in the first quarter of 2010. Other income, net of $10 million in the first quarter of 2009 reflected the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.
INCOME TAXES (BENEFIT)
Income tax benefit was $17 million in the first quarter of 2010 and $32 million in the first quarter of 2009. Our effective tax rates were 13.4% for the 2010 period and 43.6% for the 2009 period. The effective tax rate was lower in the first quarter of 2010 because we recorded an additional valuation allowance against our federal and most state deferred assets. In addition, during the first quarter, we recorded a noncash income tax benefit of $19 million related to the fourth quarter of 2009 resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income.
NET LOSS
A net loss of $110 million, or $1.10 per diluted share, was recorded in the first quarter of 2010 compared with a net loss of $42 million, or $0.42 per diluted share, for the first quarter of 2009.

Core Business Results of Operations

(millions)	Net Sales		Operating Profit (Loss)
Three Months ended March 31,	2010	2009	2010(a)	2009(b)
North American Gypsum:
U.S. Gypsum Company	$332	$403	$(37)	$(21)
CGC Inc. (gypsum)	76	61	7	(1)
USG Mexico, S.A. de C.V.	36	35	3	2
Other (c)	6	10	(8)	(1)
Eliminations	(26)	(31)	—	—

Total	424	478	(35)	(21)

Building Products Distribution:
L&W Supply Corporation	248	353	(39)	(10)

Worldwide Ceilings:
USG Interiors, Inc.	103	118	12	15
USG International	57	52	3	1
CGC Inc. (ceilings)	17	13	3	2
Eliminations	(12)	(12)	—	—

Total	165	171	18	18

Corporate	—	—	(23)	(28)
Eliminations	(121)	(138)	(3)	(1)

Total	$716	$864	$(82)	$(42)

(a)	The consolidated operating loss for the first quarter of 2010 included restructuring and long-lived asset impairment charges totaling $12 million. On a segment basis, $8 million of the charges related to Building Products Distribution and $4 million to North American Gypsum.

(b)	The consolidated operating loss for the first quarter of 2009 included restructuring and long-lived asset impairment charges totaling $10 million. On a segment basis, $2 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $7 million to Corporate.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.
NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $424 million in the first quarter of 2010 compared with $478 million in the first quarter of 2009, a decline of $54 million, or 11%. An operating loss of $35 million was incurred in the first quarter of 2010 compared with an operating loss of $21 million in the first quarter of 2009.
United States Gypsum Company: Net sales in the first quarter of 2010 declined $71 million, or 18%, compared with the first quarter of 2009. Approximately $20 million of the decrease was attributable to a 12% decline in SHEETROCK® brand gypsum wallboard volume and approximately $17 million of the decrease was attributable to a 12% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $7 million and net sales of other products declined $27 million compared with the first quarter of 2009, principally due to lower volumes.
An operating loss of $37 million was recorded in the first quarter of 2010 compared with an operating loss of $21 million in the first quarter of 2009. The $16 million unfavorable change in operating loss primarily reflected a $17 million decrease due to a lower gypsum wallboard gross margin and a $3 million decrease due to the lower gypsum wallboard volume. Gross profit for SHEETROCK® brand joint treatment products was down $3 million compared with the first quarter of 2009. A net gross profit increase for other product lines and lower selling and administrative expenses and information technology, promotional and other expenditures contributed $9 million in operating profit improvement. Restructuring and long-lived asset impairment charges were $4 million in the first quarter of 2010 compared with $2 million in the first quarter of 2009.

New housing construction remained very weak through the first quarter of 2010, resulting in reduced demand for gypsum wallboard compared to the first quarter of 2009. U.S. Gypsum shipped 1.15 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2010, a 12% decrease from 1.31 billion square feet in the first quarter of 2009. We estimate that capacity utilization rates averaged approximately 52% for the industry and 45% for U.S. Gypsum during the first quarter of 2010.
In the first quarter of 2010, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $106.58 per thousand square feet, down 12% from $121.42 in the first quarter of 2009 and 3% from $109.86 in the fourth quarter of 2009. U.S. Gypsum implemented a price increase effective March 15, 2010 and recently announced an additional price increase to be effective May 10, 2010.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were unchanged in the first quarter of 2010 compared with the first quarter of 2009. A 3% increase in per unit costs for raw materials, primarily wastepaper, and a 9% increase in per unit fixed costs due to lower gypsum wallboard production volume, were offset by a 14% decrease in per unit costs for energy. Compared to the fourth quarter of 2009, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 4%.
Net sales of SHEETROCK® brand joint treatment products declined by $7 million and gross profit was down $3 million for the first quarter of 2010 compared with the first quarter of 2009. These results reflected 7% lower joint compound volume, partially offset by 1% higher average realized selling prices. Manufacturing costs per unit increased 3%. Net sales of DUROCK® brand cement board increased in the first quarter of 2010 compared with the first quarter of 2009 due to 5% higher volume and 1% higher selling prices. Gross profit for cement board also benefited from 5% lower per unit manufacturing costs. Net sales for FIBEROCK® brand gypsum fiber panels declined in the first quarter of 2010 compared with the first quarter of 2009 reflecting a 7% decrease in volume and a 5% decrease in selling prices. However, gross profit for gypsum fiber panels increased due to 10% lower per unit manufacturing costs.
CGC Inc.: Net sales increased $15 million, or 25%, in the first quarter of 2010 compared with the first quarter of 2009. The favorable effects of currency translation increased net sales by $12 million. Sales of SHEETROCK® brand gypsum wallboard increased $2 million, primarily reflecting a 9% increase in volume, and sales of other products increased $1 million. Operating profit of $7 million was recorded in the first quarter of 2010 compared with an operating loss of $1 million in the first quarter of 2009. The $8 million increase in operating profit primarily reflected a $4 million increase in gross profit for gypsum wallboard, primarily reflecting a 12% decrease in per unit manufacturing costs due in part to the higher level of volume, and a net gross profit increase of $4 million for other product lines.
USG Mexico, S.A. de C.V.: Net sales in the first quarter of 2010 for our Mexico-based subsidiary were $36 million compared with $35 million in the first quarter of 2009. A $10 million favorable effect of currency translation was largely offset by a $3 million decline in net sales of gypsum wallboard and an aggregate $6 million decline in net sales of other products. The lower level of gypsum wallboard sales reflected a 1% decrease in volume and a 9% decrease in selling prices. Operating profit was $3 million in the first quarter of 2010 compared with $2 million in the first quarter of 2009.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the first quarter of 2010 were $248 million, down $105 million, or 30%, compared with the first quarter of 2009. A 21% decrease in gypsum wallboard shipments as a result of the weak commercial and residential construction markets adversely affected net sales by $25 million, while a 12% decrease in average gypsum wallboard selling prices lowered sales by $12 million. Net sales of construction metal products decreased $38 million, or 42%, and net sales of ceilings products decreased $8 million, or 15%. Net sales of all other nonwallboard products decreased $22 million, or 25%. As a result of lower product volumes, same-location net sales for the first quarter of 2010 were down 22% compared with the first quarter of 2009.

An operating loss of $39 million was incurred in the first quarter of 2010 compared with an operating loss of $10 million in the first quarter of 2009. The $29 million unfavorable change in operating loss was primarily attributable to (1) the lower gypsum wallboard shipments, which adversely affected operating profit by $6 million, (2) a 22% decline in gypsum wallboard gross margin which, including the impact of rebates, adversely affected operating profit by $5 million and (3) an $18 million decrease in gross profit for other product lines. In addition, an $8 million charge for restructuring was incurred in the first quarter of 2010 compared with a $1 million charge in the first quarter of 2009. These unfavorable factors were partially offset by a $7 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs, which included the closure of four distribution centers in the first quarter of 2010, a fleet reduction program and decreases in discretionary spending.
L&W Supply continued to serve its customers from 161 centers in the United States as of March 31, 2010. L&W Supply operated 164 centers as of December 31, 2009 and 198 centers as of March 31, 2009.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $165 million in the first quarter of 2010 compared with $171 million in the first quarter of 2009, a decline of $6 million, or 4%. Operating profit of $18 million in the first quarter of 2010 was unchanged from the first quarter of 2009.
USG Interiors, Inc.: Net sales in the first quarter of 2010 for our domestic ceilings business fell to $103 million, a decrease of $15 million, or 13%, compared with the first quarter of 2009 primarily due to lower volume and selling prices for ceiling grid and lower volume for ceiling tile. Operating profit declined to $12 million, a decrease of $3 million, or 20%, compared with the first quarter of 2009 primarily due to the lower volume for ceiling grid, partially offset by lower selling and administrative expenses.
Net sales in the first quarter of 2010 declined $5 million for ceiling grid, $6 million for ceiling tile and $4 million for other products compared with the first quarter of 2009. A 7% decrease in ceiling grid volume lowered sales by $2 million, and 8% lower selling prices adversely affected sales by $3 million. Net sales for ceiling tile were down as a result of 15% lower volume, while selling prices were virtually unchanged.
Gross profit for ceiling grid increased $2 million in the first quarter of 2010 compared with the first quarter of 2009 as a result of a $3 million increase in gross margin partially offset by a $1 million decrease due to the lower volume. The higher gross margin reflected lower per unit manufacturing costs, primarily lower steel costs, which more than offset lower selling prices. Gross profit for ceiling tile declined $4 million as lower volume adversely affected gross profit by $2 million and a lower gross margin, resulting from higher manufacturing costs, partially offset by slightly higher selling prices, adversely affected gross profit by $2 million. A net gross profit decrease for other products lines, partially offset by lower selling and administrative expenses, adversely affected operating profit by $1 million.
USG International: Net sales of $57 million in the first quarter of 2010 were up $5 million, or 10%, compared with the first quarter of 2009. Operating profit was $3 million in the first quarter of 2010 compared with $1 million in the first quarter of 2009. The higher levels of sales and profitability were largely due to increased demand for ceiling grid and joint compound in Europe, increased demand for gypsum products in Latin America and, in the case of net sales, the favorable effects of currency translation.
CGC Inc.: Net sales in the first quarter of 2010 of $17 million were up $4 million, or 31%, compared with the first quarter of 2009. Operating profit increased to $3 million from $2 million primarily due to lower per unit costs for ceiling grid.

Liquidity and Capital Resources
LIQUIDITY
As of March 31, 2010, we had $585 million of cash and cash equivalents and marketable securities compared with $690 million as of December 31, 2009. Uses of cash during the first quarter of 2010 included $43 million for interest, $10 million for severance and other obligations associated with restructuring activities and $6 million for capital expenditures. Our total liquidity as of March 31, 2010 was $734 million, comprised of the $585 million of cash and cash equivalents and marketable securities and $149 million in borrowing availability under our revolving credit facilities.
Our credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in August 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility has a single financial covenant — a minimum fixed charge coverage ratio — that will only apply if borrowing availability under the facility is less than $75 million. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2010, our borrowing availability under the credit facility, taking into account outstanding letters of credit of $82 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $119 million. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of March 31, 2010 was $30 million.
We expect that our total capital expenditures for 2010 will be approximately $50 million compared with $44 million for 2009. In the first quarter of 2010, our capital expenditures totaled $6 million. Interest payments will increase to approximately $169 million in 2010 compared with $139 million in 2009 due to the higher level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
We believe that cash on hand, including short-term marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, our cash flow from operating and investing activities is expected to be negative and reduce our liquidity in 2010. Cash requirements include, among other things, interest, capital expenditures, working capital needs, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
Despite our present liquidity position, an uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during the last several years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to maintain our financial flexibility, but there can be no assurance that our efforts will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.

CASH FLOWS
The following table presents a summary of our cash flows:

(millions)
Three Months ended March 31,	2010	2009
Net cash provided by (used for):
Operating activities	$(102)	$(30)
Investing activities	(121)	(16)
Financing activities	(1)	(199)
Effect of exchange rate changes on cash	4	(3)

Net decrease in cash and cash equivalents	$(220)	$(248)

Operating Activities: The variation between the first three months of 2010 and the first three months of 2009 was largely attributable to a net loss of $110 million in the first three months of 2010 compared with a net loss of $42 million in the prior-year period and an increase in the net cash outflow for working capital of $14 million.
Investing Activities: The variation between the first three months of 2010 and the first three months of 2009 reflects our purchase of $115 million of marketable securities during the first quarter of 2010, partially offset by a $10 million decrease in capital spending.
Financing Activities: The variation between the first three months of 2010 and the first three months of 2009 primarily reflects our use of $190 million of cash in the first quarter of 2009 to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement.
CAPITAL EXPENDITURES
Capital spending amounted to $6 million in the first quarter of 2010 compared with $16 million in the first quarter of 2009. Because of the high level of investment that we made in our operations over the past several years and the current market environment, we plan to limit our capital spending in 2010 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $244 million as of March 31, 2010 compared with $242 million as of December 31, 2009. Approved expenditures as of March 31, 2010 included $211 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed at least until 2012. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
WORKING CAPITAL
As of March 31, 2010, working capital (current assets less current liabilities) amounted to $794 million, and the ratio of current assets to current liabilities was 2.53-to-1. As of December 31, 2009, working capital amounted to $939 million, and the ratio of current assets to current liabilities was 2.91-to-1.
Cash and Cash Equivalents and Marketable Securities: As of March 31, 2010, we had $585 million of cash and cash equivalents and marketable securities compared with $690 million as of December 31, 2009. Uses of cash during the first quarter of 2010 included $43 million for interest, $10 million for severance and other obligations associated with restructuring activities and $6 million for capital expenditures.
Receivables: As of March 31, 2010, receivables were $427 million, up $70 million, or 20%, from $357 million as of December 31, 2009. This increase primarily reflected a $70 million, or 24%, increase in customer receivables primarily due to a 25% increase in consolidated net sales in March 2010 compared with December 2009.
Inventories: As of March 31, 2010, inventories were $296 million, up $7 million, or 2%, from $289 million as of December 31, 2009 reflecting an increase of $12 million in finished goods and work-in-progress, partially offset by a decrease of $5 million in raw materials.

Accounts Payable: As of March 31, 2010, accounts payable were $234 million, up $29 million, or 14%, from $205 million as of December 31, 2009 primarily due to normal seasonality and our efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of March 31, 2010, accrued expenses were $269 million, down $4 million, or 1%, from $273 million as of December 31, 2009. The lower level of accrued expenses primarily reflected a $13 million decrease in accruals for incentive compensation and a $1 million decrease in accrued interest, partially offset by an $8 million increase in accruals related primarily to a decrease in the fair value of our outstanding derivatives and a $3 million increase in restructuring-related accruals.
MARKETABLE SECURITIES
We invested in marketable securities during the first quarter of 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. The unrealized gains and losses as of March 31, 2010 were immaterial. See Note 5 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $1.961 billion as of March 31, 2010 compared with $1.962 billion as of December 31, 2009. There were no borrowings outstanding under our revolving credit facilities as of March 31, 2010. See Note 7 to the condensed consolidated financial statements for additional information regarding our debt.
Realization of Deferred Tax Asset
An income tax benefit of $17 million was recorded in the first quarter of 2010. The effective tax rate for the quarter was 13.4%.
ASC 740, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses.
As of March 31, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.281 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.431 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of March 31, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of approximately $256 million which expire in the years 2011-2030.

During 2009, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our loss for the first quarter of 2010, during the first quarter we recorded an additional valuation allowance of $32 million against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of March 31, 2010, our deferred tax assets valuation allowance was $804 million. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
We had deferred tax assets related to net operating loss, or NOL, and tax credit carryforwards in various foreign jurisdictions in the amount of $3 million at March 31, 2010. We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
A noncash income tax benefit of $19 million was recorded during the first quarter of 2010 that related to the fourth quarter of 2009. Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. As a result of reviewing the application of this requirement to our loss from continuing operations for 2009, during the first quarter of 2010 we recorded an additional income tax benefit related to the fourth quarter of 2009. This income tax benefit was exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit is reported on the condensed consolidated statement of operations and reduced our net loss, the income tax expense on other comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit, our net deferred tax position is not impacted.
Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of March 31, 2010, our annual NOL utilization would have been limited to approximately $68 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of March 31, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $5 million and $1 million, respectively. The total amount of interest income recognized on our condensed consolidated balance sheet as of March 31, 2010 was $1 million related to the final IRS audit for the years 2005 and 2006. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the first quarter of 2010 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $34 million.

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
Under the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, beginning with 2013 we will be required to include the Medicare Part D subsidy we receive for providing prescription drug benefits to retirees in our taxable income for federal income tax purposes. Although this requirement does not become effective until 2013, we were required by accounting rules to record a charge of $20 million in the first quarter of 2010 for the expected effect of this requirement. This charge is offset by our valuation allowance and will not impact our income tax expense unless our judgment on the realizability of the deferred tax assets changes.
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
See Note 15 to the condensed consolidated financial statements for additional information regarding litigation matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 12, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2010.

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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2010, 2011 and 2012 and the notional amount of these hedge contracts was $105 million as of March 31, 2010. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2010 was $5 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $30 million, and they all mature by December 31, 2010. As of March 31, 2010, the fair value of these hedges was a $1 million unrealized loss.
We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts is $78 million and they mature by March 28, 2011. The fair value of these contracts was a $1 million unrealized loss as of March 31, 2010. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2010 was $7 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of March 31, 2010, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 15 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on March 31, 2010 into a total of approximately 2,467 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
By:	/s/ William C. Foote
William C. Foote,
Chairman and Chief Executive Officer

By:	/s/ Richard H. Fleming
Richard H. Fleming,
Executive Vice President and Chief Financial Officer

By:	/s/ William J. Kelley Jr.
William J. Kelley Jr.,
Vice President and Controller
April 28, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

*	Filed or furnished herewith