Form 10-Q
period 2010-06-30
USG CORP
filed 2010-07-29
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
The number of shares of the registrant’s common stock outstanding as of June 30, 2010 was 99,521,863.

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations:
Three Months and Six Months Ended June 30, 2010 and 2009	3

Condensed Consolidated Balance Sheets:
As of June 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risks	39

Item 4. Controls and Procedures	40

PART II OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signatures	42
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
(millions, except per-share and share data)	ended June 30,		ended June 30,
	2010	2009	2010	2009

Net sales	$769	$829	$1,485	$1,693
Cost of products sold	714	778	1,416	1,594

Gross profit	55	51	69	99
Selling and administrative expenses	73	72	157	152
Restructuring and long-lived asset impairment charges	7	19	19	29

Operating loss	(25)	(40)	(107)	(82)
Interest expense	44	36	89	78
Interest income	(1)	(1)	(2)	(1)
Other expense (income), net	(1)	1	—	(9)

Loss before income taxes	(67)	(76)	(194)	(150)
Income tax expense (benefit)	7	(23)	(10)	(55)

Net loss	$(74)	$(53)	$(184)	$(95)

Basic loss per common share	$(0.74)	$(0.53)	$(1.85)	$(0.95)
Diluted loss per common share	$(0.74)	$(0.53)	$(1.85)	$(0.95)

Average common shares	99,519,512	99,213,367	99,452,477	99,202,098
Average diluted common shares	99,519,512	99,213,367	99,452,477	99,202,098
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30,	December 31,
(millions)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$410	$690
Short-term marketable securities	76	—
Restricted cash	1	2
Receivables (net of reserves — $17 and $16)	414	357
Inventories	298	289
Income taxes receivable	2	20
Deferred income taxes	1	2
Other current assets	72	71

Total current assets	1,274	1,431

Long-term marketable securities	69	—
Property, plant and equipment (net of accumulated depreciation and depletion — $1,621 and $1,558)	2,352	2,427
Other assets	232	239

Total assets	$3,927	$4,097

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$229	$205
Accrued expenses	261	273
Current portion of long-term debt	7	7
Income taxes payable	10	7

Total current liabilities	507	492

Long-term debt	1,953	1,955
Deferred income taxes	20	17
Other liabilities	707	703
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(185)	(194)
Capital received in excess of par value	2,647	2,640
Accumulated other comprehensive income (loss)	(102)	(80)
Retained earnings (deficit)	(1,630)	(1,446)

Total stockholders’ equity	740	930

Total liabilities and stockholders’ equity	$3,927	$4,097

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six Months Ended June 30,
	2010	2009

Operating Activities
Net loss	$(184)	$(95)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	90	104
Share-based compensation expense	17	14
Deferred income taxes	1	(56)
Noncash income tax benefit	(19)	—
Gain on assets dispositions	(1)	(8)
Convertible debt embedded derivative	—	(10)
(Increase) decrease in working capital:
Receivables	(57)	25
Income taxes receivable	17	3
Inventories	(8)	71
Payables	27	(1)
Accrued expenses	(15)	(62)
Decrease in other assets	4	11
Increase in other liabilities	14	27
Other, net	(7)	6

Net cash (used for) provided by operating activities	(121)	29

Investing Activities
Purchases of marketable securities	(159)	—
Sales or maturities of marketable securities	14	—
Capital expenditures	(11)	(28)
Net proceeds from assets dispositions	3	10
Investment in joint venture	—	(6)

Net cash used for investing activities	(153)	(24)

Financing Activities
Issuance of debt	—	25
Repayment of debt	(3)	(192)
Payment of debt issuance fees	—	(8)
Repurchases of common stock	(1)	—

Net cash used for financing activities	(4)	(175)

Effect of exchange rate changes on cash	(2)	1

Net decrease in cash and cash equivalents	(280)	(169)
Cash and cash equivalents at beginning of period	690	471

Cash and cash equivalents at end of period	$410	$302

Supplemental Cash Flow Disclosures:
Interest paid	$85	$69
Income taxes (refunded) paid, net	$(14)	$4
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the SEC on February 12, 2010.
     We have evaluated subsequent events through the filing of these financial statements.
2. Restructuring and Long-Lived Asset Impairment Charges
As a result of continuing adverse market conditions, we recorded additional restructuring and long-lived asset impairment charges totaling $19 million during the first six months of 2010. On a segment basis, $10 million of the charges related to North American Gypsum and $9 million to Building Products Distribution.
     Second quarter restructuring and long-lived asset impairment charges totaled $7 million and related to the curtailment of operations at a mining facility in Canada, the closure of one distribution center, the closure of an office and warehouse in Europe and continuing charges and adjustments related to prior-period restructuring initiatives. The charges included $4 million for severance, $1 million for asset impairments and lease obligations and $2 million for other exit costs.
     First quarter restructuring and long-lived asset impairment charges totaled $12 million and related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled in June 2010. The decisions to close and idle the wallboard production facilities were made during the first quarter. The charges included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs.
RESTRUCTURING RESERVES
Restructuring reserves totaling $33 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2010. Restructuring-related payments totaled $21 million in the first six months of 2010. We expect future payments to be approximately $12 million during the remainder of 2010, $8 million in 2011 and $13 million after 2011. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We also expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance	2010 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/09	Charges	Payments	Impairment	6/30/10

Severance	$4	$9	$(10)	$—	$3
Lease obligations	34	1	(7)	—	28
Asset impairments	—	5	—	(5)	—
Other exit costs	2	4	(4)	—	2

Total	$40	$19	$(21)	$(5)	$33

3. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2010	2009	2010	2009

Net Sales:
North American Gypsum	$428	$442	$852	$920
Building Products Distribution	282	337	530	690
Worldwide Ceilings	172	173	337	344
Eliminations	(113)	(123)	(234)	(261)

Total	$769	$829	$1,485	$1,693

Operating Profit (Loss):
North American Gypsum	$(11)	$(20)	$(46)	$(41)
Building Products Distribution	(22)	(26)	(61)	(36)
Worldwide Ceilings	23	18	41	36
Corporate	(14)	(13)	(37)	(41)
Eliminations	(1)	1	(4)	—

Total	$(25)	$(40)	$(107)	$(82)

     Restructuring and long-lived asset impairment charges by segment were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2010	2009	2010	2009

North American Gypsum	$6	$11	$10	$13
Building Products Distribution	1	5	9	6
Worldwide Ceilings	—	1	—	1
Corporate	—	2	—	9

Total	$7	$19	$19	$29

     See Note 2 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of
June 30, 2010.

4. Earnings (Loss) Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% convertible senior notes. The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table:

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount

Three Months Ended June 30, 2010:
Basic loss	$(74)	99,520	$(0.74)

Diluted loss	$(74)	99,520	$(0.74)

Three Months Ended June 30, 2009:
Basic loss	$(53)	99,213	$(0.53)

Diluted loss	$(53)	99,213	$(0.53)

Six Months Ended June 30, 2010:
Basic loss	$(184)	99,452	$(1.85)

Diluted loss	$(184)	99,452	$(1.85)

Six Months Ended June 30, 2009:
Basic loss	$(95)	99,202	$(0.95)

Diluted loss	$(95)	99,202	$(0.95)

     The diluted losses per share for the second quarter and the first six months of 2010 and 2009 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our 10% convertible senior notes were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 6.5 million common shares for the second quarter of 2010, 6.8 million common shares for the first six months of 2010, 5.4 million common shares for the second quarter of 2009 and 5.1 million common shares for the first six months of 2009 were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive.

5. Marketable Securities
We have been investing in marketable securities in 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheet. The realized and unrealized gains and losses as of June 30, 2010 were immaterial. Proceeds received from sales and maturities of marketable securities were $14 million for the six months ended June 30, 2010.
     Our investments in marketable securities as of June 30, 2010 consisted of the following:

	Amortized	Fair
(millions)	Cost	Value

Corporate debt securities	$74	$74
U.S. government and agency debt securities	24	24
Asset-backed debt securities	21	21
Non-U.S. government debt securities	9	9
Certificates of deposit	17	17

Total marketable securities	$145	$145

     Contractual maturities of marketable securities as of June 30, 2010 were as follows:

	Amortized	Fair
(millions)	Cost	Value

Due in 1 year or less	$76	$76
Due in 1-5 years	48	48

	124	124
Asset-backed debt securities	21	21

Total marketable securities	$145	$145

6. Intangible Assets
Intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of June 30, 2010				As of December 31, 2009
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Intangible Assets with Definite Lives:
Customer relationships	$70	$—	$(24)	$46	$70	$—	$(20)	$50
Other	9	—	(4)	5	9	—	(4)	5

Total	79	—	(28)	51	79	—	(24)	55

Intangible Assets with Indefinite Lives:
Trade names	22	—	—	22	53	(31)	—	22
Other	9	(1)	—	8	9	—	—	9

Total	31	(1)	—	30	62	(31)	—	31

Total Other Intangible Assets	$110	$(1)	$(28)	$81	$141	$(31)	$(24)	$86

     Intangible assets with definite lives are amortized. Total amortization expense was $4 million for the first six months of 2010 and $4 million for the first six months of 2009. Estimated annual amortization expense for intangible assets is $8 million for each of the years 2010 through 2012 and $7 million for each of the years 2013 through 2015. Intangible assets with indefinite lives are not amortized.

7. Debt
Total debt consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2010	2009

6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
9.75% senior notes, net of discount	295	295
10% convertible senior notes, net of discount	381	380
Ship mortgage facility	46	49
Industrial revenue bonds	239	239

Total	$1,960	$1,962

CREDIT FACILITY
Our credit facility allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million or (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based on an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than $75 million. As of the date of this report, our fixed charge coverage ratio was 0.07 to 1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $75 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions.
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2010, outstanding letters of credit and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $123 million. As of June 30, 2010, there were no borrowings under the facility and outstanding letters of credit totaled $82 million. Had there been any borrowings as of that date, the applicable interest rate would have been 3.53%.
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
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $381 million as of June 30, 2010 and $380 million as of December 31, 2009, which are net of debt discount of $19 million and $20 million, respectively, as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. As of June 30, 2010, both advances provided for under the secured loan facility had been drawn, and the total outstanding loan balance under the secured loan facility was $46 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheets.
     The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.47% as of June 30, 2010. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.

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
     As of June 30, 2010, there were no borrowings or letters of credit outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 3.88%. The U.S. dollar equivalent of borrowings available under this agreement as of June 30, 2010 was $28 million.
OTHER INFORMATION
The fair value of our debt was $2.085 billion as of June 30, 2010 and $2.211 billion as of December 31, 2009. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models.
     As of June 30, 2010, we were in compliance with the covenants contained in our credit facilities.
8. Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years.
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2010, we had swap and option contracts to hedge $102 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of June 30, 2010 was $26 million. AOCI also includes $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of 2010. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. The fair value of those contracts not designated as cash flow hedges was a $3 million asset as of June 30, 2010. Changes in fair value on contracts not designated as hedges are recorded to earnings.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $26 million, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded to earnings. As of June 30, 2010, the fair value of these hedges was a $1 million unrealized loss.

     We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these hedges is $59 million, and they mature by March 28, 2011. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of 2010. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these hedges that remained in AOCI was a $2 million unrealized gain as of June 30, 2010.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of June 30, 2010, our derivatives were in a net liability position of $22 million, and we provided $21 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$—	Cost of products sold	$(5)
Foreign exchange contracts	2	Cost of products sold	—

Total	$2		$(5)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Commodity contracts	Cost of products sold	$—
Foreign exchange contracts	Other expense (income), net	(1)

Total		$(1)

     The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(12)	Cost of products sold	$(10)
Foreign exchange contracts	1	Cost of products sold	—

Total	$(11)		$(10)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Commodity contracts	Cost of products sold	$(1)
Foreign exchange contracts	Other expense (income), net	(2)

Total		$(3)

     As of June 30, 2010, we had no derivatives designated as net investment or fair value hedges. The following are the fair values of derivative instruments on the condensed consolidated balance sheet as of June 30, 2010 (dollars in millions):

Derivatives	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$16
Commodity contracts	Other assets	—	Other liabilities	11
Foreign exchange contracts	Other current assets	2	Accrued expenses	—

Total		$3		$27

Derivatives Not	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$—
Commodity contracts	Other assets	2	Other liabilities	—
Foreign exchange contracts	Other current assets	—	Accrued expenses	1

Total		$3		$1

Total derivatives		$6		$28

     The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$—	Cost of products sold	$(16)
Foreign exchange contracts	(1)	Cost of products sold	—

Total	$(1)		$(16)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Interest rate contracts	Interest expense	$(1)
Interest rate contracts	Other expense (income), net	1
Foreign exchange contracts	Other expense (income), net	(1)

Total		$(1)

     The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive	Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives	AOCI into Income	AOCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)
Commodity contracts	$(29)	Cost of products sold	$(31)
Foreign exchange contracts	(1)	Cost of products sold	—

Total	$(30)		$(31)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
Interest rate contracts	Interest expense	$(1)
Interest rate contracts	Other expense (income), net	1
Foreign exchange contracts	Other expense (income), net	(2)

Total		$(2)

     As of December 31, 2009, we had no derivatives designated as net investment or fair value hedges. The following are the fair values of derivative instruments on the consolidated balance sheet as of December 31, 2009 (dollars in millions):

Derivatives	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$2	Accrued expenses	$13
Commodity contracts	Other assets	2	Other liabilities	13

Total		$4		$26

Derivatives Not	Assets		Liabilities
Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Commodity contracts	Other current assets	$1	Accrued expenses	$—

Total derivatives		$5		$26

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
     We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices and foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2010:
Derivative assets	$—	$6	$—	$6
Derivative liabilities	—	(28)	—	(28)
Marketable securities:
Corporate debt securities	—	74	—	74
U.S. government and agency debt securities	—	24	—	24
Asset-backed debt securities	—	21	—	21
Non-U.S. government debt securities	—	9	—	9
Certificates of deposit	—	17	—	17

As of December 31, 2009:
Derivative assets	—	5	—	5
Derivative liabilities	—	(26)	—	(26)

10. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2010	2009	2010	2009

Net loss	$(74)	$(53)	$(184)	$(95)
Derivatives, net of tax	7	10	(1)	1
Pension and postretirement benefit plans, net of tax	9	50	(8)	45
Foreign currency translation, net of tax	(26)	34	(13)	21

Total comprehensive income (loss)	$(84)	$41	$(206)	$(28)

     AOCI consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2010	2009

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(118)	$(110)
Gain (loss) on derivatives, net of tax	—	1
Foreign currency translation, net of tax	16	29

Total	$(102)	$(80)

     After-tax loss on derivatives reclassified from AOCI to earnings was $5 million during the second quarter of 2010. We estimate that we will reclassify a net $14 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
11. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2010	2009	2010	2009

Pension:
Service cost of benefits earned	$6	$7	$13	$13
Interest cost on projected benefit obligation	16	18	32	34
Expected return on plan assets	(16)	(17)	(33)	(34)
Net amortization	4	1	8	2

Net pension cost	$9	$9	$20	$15

Postretirement:
Service cost of benefits earned	$2	$2	$4	$4
Interest cost on projected benefit obligation	5	5	9	11
Net amortization	(5)	(3)	(9)	(5)

Net postretirement cost	$2	$4	$4	$10

      We currently expect that we will contribute approximately $45 million to our pension plans in the second half of 2010 and that $40.5 million of that contribution will be made using shares of our common stock. The number of shares we may use to fund that portion of the contribution will not exceed 4.5 million.

     As of the date of this report, we believe that the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) will not have a material impact on our results of operations, financial position or cash flows. However, we are continuing to evaluate the provisions of the Act and ongoing, related regulatory activity to determine their potential impact, if any, on our health care benefit costs.
12. Share-Based Compensation
During the first six months of 2010, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS
We granted stock options to purchase 1,006,012 shares of common stock during the first six months of 2010 with an exercise price equal to the closing price of our common stock on the date of the grants. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control, except that 46,000 of the stock options were granted as special retention awards that generally will vest 100% after three years. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
     We estimated the fair value of each stock option granted to be $5.92 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact that our Chapter 11 proceedings completed in 2006 had on our historical stock price. The risk-free rate was based on zero-coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.
     The assumptions used in the valuation were as follows: expected volatility 46.90%, risk-free rate 2.97%, expected term (in years) 6.25 and expected dividends 0.
RESTRICTED STOCK UNITS
We granted RSUs with respect to 697,249 shares of common stock during the first six months of 2010. RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 21,356 of these RSUs were granted as special awards that generally will vest 100% after three to five years. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grants. Virtually all RSUs granted in the first six months of 2010 had a fair value of $11.98.
PERFORMANCE SHARES
We granted 332,716 performance shares during the first six months of 2010. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be prorated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
     We estimated the fair value of each performance share granted to be $15.59 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero-coupon U.S. government issues at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period.
     The assumptions used in the valuation were as follows: expected volatility 73.34%, risk-free rate 1.24%, expected term (in years) 2.89 and expected dividends 0.
13. Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2010	2009

Finished goods and work in progress	$243	$232
Raw materials	55	57

Total	$298	$289

ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six Months Ended June 30,
(millions)	2010	2009

Balance as of January 1	$101	$89
Accretion expense	2	3

Balance as of June 30	$103	$92

PROPERTY, PLANT AND EQUIPMENT
As of June 30, 2010, $23 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet was classified as “assets held for sale.” Assets in this category are primarily related to our United States Gypsum Company reporting unit. These assets are anticipated to be sold in the next 12 months.
14. Income Taxes
An income tax expense of $7 million was recorded in the second quarter of 2010. The effective tax provision rate for the quarter was 9.9%.
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

     As of June 30, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.345 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.495 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of June 30, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of approximately $260 million which expire in the years 2011-2030.
     During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses for the first and second quarters of 2010, we recorded additional valuation allowances of $32 million in the first quarter and $25 million in the second quarter against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of June 30, 2010, our deferred tax assets valuation allowance was $829 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
     We had deferred tax assets related to net operating loss, or NOL, and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million at June 30, 2010. We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
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
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of June 30, 2010, our annual NOL utilization would have been limited to approximately $48 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of June 30, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $5 million and $1 million, respectively. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the second quarter of 2010 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $34 million.

     Our federal income tax returns for 2006 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. For the years 2007 and 2008, we are currently under audit by the IRS. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million.
     Under the Act, beginning with 2013, we will be required to include the Medicare Part D subsidy we receive for providing prescription drug benefits to retirees in our taxable income for federal income tax purposes. Although this requirement does not become effective until 2013, we were required by accounting rules to record a charge of $20 million in the first quarter of 2010 for the expected effect of this requirement. This charge was offset by our valuation allowance and will not impact our income tax expense unless our judgment on the realizability of the deferred tax assets changes.
15. Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., and was sold or used by many distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. L&W Supply Corporation sold some Knauf Tianjin wallboard primarily in the Florida region in 2006. The other defendants in these lawsuits include Knauf Tianjin, two other Knauf Chinese wallboard facilities, Knauf Gips KG, other Chinese wallboard manufacturers unrelated to Knauf, homebuilders, contractors, and other distributors. The plaintiffs, most of whom are homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur gases causing, among other things, a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for personal injury, including medical monitoring in some cases.
     Federal Court Litigation. All federal court lawsuits relating to Chinese-made drywall, wherever the lawsuits were originally filed, have been transferred to the United States District Court for the Eastern District of Louisiana for consolidated pretrial proceedings. This multi-district litigation is titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The multi-district litigation includes several class actions, the largest of which was brought by more than 2,600 homeowners against Knauf Tianjin and approximately 500 other defendants, including other manufacturers of Chinese-made wallboard, homebuilders, contractors and distributors (including L&W Supply Corporation). L&W Supply Corporation has also been named as a defendant in individual homeowner lawsuits that are now part of the multi-district litigation.
     State Court Litigation. L&W Supply Corporation is a defendant in state court lawsuits filed in Florida and Louisiana relating to Chinese-made wallboard. As of the end of the second quarter of 2010, L&W Supply Corporation was a defendant in one homeowner class action filed in Florida state court relating to a single residential development and one individual homeowner lawsuit. Based on a review of our records, we do not believe that L&W Supply supplied drywall to any of the homes in the homeowner class action lawsuit and expect that we will be dismissed from that lawsuit. Our records indicate, however, that we did supply wallboard to the home at issue in the individual homeowner lawsuit, and we do not expect to be dismissed from that lawsuit. L&W Supply Corporation is also a defendant in ten individual homeowner lawsuits filed in Louisiana state court. Based on a review of our records, we do not believe that L&W Supply supplied wallboard to any of the homes identified in the Louisiana state court homeowner lawsuits. We expect that we will be dismissed from those lawsuits. L&W Supply Corporation is also a defendant in a lawsuit filed by Lennar Homes in Florida state court relating to Knauf Tianjin wallboard installed in homes built by Lennar in Florida. Our records indicate that L&W Supply Corporation supplied wallboard to 25 of the more than 600 homes in Florida that are part of the Lennar state court lawsuit.
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
     Summary. L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to the Florida region, were relatively limited. We believe that the amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes likely is greater because some homes contain a mixture of different brands of wallboard and because some of the wallboard was used in condominiums, which typically are smaller than houses and use less wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, where Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home. As a result of this review, we have obtained dismissals of more than 200 lawsuits filed against us on the basis that we did not supply the wallboard to the home at issue.
     We have reviewed our records regarding most of the homes (including both houses and condominiums) identified to date in the litigation as well as claims received outside of litigation. To date, L&W Supply Corporation has confirmed that it delivered wallboard of some kind to approximately 290 of them. Of those approximately 290 homes, we have determined that L&W Supply Corporation delivered Knauf Tianjin wallboard to approximately 154 of those homes. We have resolved the claims relating to approximately 98 of the 154 homes for which Knauf Tianjin wallboard has been verified. We do not yet have sufficient information to determine whether the wallboard delivered to the remaining homes was Knauf Tianjin or other Chinese-made wallboard. Although the rate at which new claims and suits have been filed has slowed, it is likely that additional homes to which L&W Supply Corporation delivered Knauf Tianjin wallboard will be identified.
     Although the vast majority of Chinese drywall claims made against L&W Supply Corporation relate to Knauf Tianjin board, L&W Supply Corporation has received a few claims relating to other Chinese-made wallboard. L&W Supply Corporation did sell other Chinese-made wallboard, the vast majority of which was manufactured by Knauf at other plants in China. However, we are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems. If the other Knauf Chinese-made wallboard is determined to cause such problems, claims against L&W Supply Corporation and its potential liability could increase. L&W Supply Corporation has also received a few claims relating to houses to which it shipped wallboard made in China by manufacturers other than Knauf entities, but the amount of wallboard and the number of houses involved are minimal.
     We have recorded a reserve in connection with the Chinese-manufactured wallboard lawsuits. This reserve takes into account, among other things, the number of homes for which claims have been asserted against L&W Supply

Corporation, our claim costs to date and the estimated costs of resolving remaining property damage claims relating to China-made wallboard. Taking into account all factors known to date, we do not believe that these lawsuits and other similar lawsuits that might be filed will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
DOMESTIC WALLBOARD LITIGATION
In the second quarter, two lawsuits were filed against United States Gypsum Company alleging that our wallboard, which is manufactured in the United States, has the same problems associated with Chinese-made wallboard. Similar lawsuits have been filed against at least four other domestic wallboard manufacturers. The lawsuits against United States Gypsum Company are captioned Varnado v. United States Gypsum Company, No. 1:10cv218, and Morrison v. United States Gypsum Company, No. 1:10cv223, and were filed in the United States District Court for the Southern District of Mississippi. The plaintiffs claim that their homes contain drywall made by United States Gypsum Company and that the drywall emits sulfide gases, causing a rotten egg smell, corrosion of copper and other metal surfaces, and has or may have caused adverse health effects. Both plaintiffs have claimed in another lawsuit that these same homes contain defective Chinese-made drywall which has caused the same problems. Both plaintiffs seek to represent a class of homeowners in the United States, or alternatively Mississippi only, whose homes contain allegedly defective drywall made by United States Gypsum Company. Recently, the federal court denied plaintiffs’ motions to consolidate the “U.S.-made drywall” cases against United States Gypsum Company and other domestic manufacturers into a single multi-district proceeding. We believe that these lawsuits are completely without merit and intend to defend them vigorously. We do not believe that these lawsuits will have a material adverse effect on our results of operations, financial position or cash flows.
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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2010
•	residential and nonresidential repair and remodel activity accounted for approximately 48% of our net sales,
•	new nonresidential construction accounted for approximately 29% of our net sales,
•	new residential construction accounted for approximately 21% of our net sales, and
•	other activities accounted for approximately 2% of our net sales.
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings.
North American Gypsum: North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. North American Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber panels used as roof cover board.
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
Geographic Information: For the first six months of 2010, approximately 77% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION
Consolidated net sales in the second quarter of 2010 were $769 million, down 7% from the second quarter of 2009. An operating loss of $25 million and a net loss of $74 million, or $0.74 per diluted share, were incurred in the second quarter of 2010. These results compared with an operating loss of $40 million and a net loss of $53 million, or $0.53 per diluted share, in the second quarter of 2009.
     As of June 30, 2010, we had $555 million of cash and cash equivalents and marketable securities compared with $585 million as of March 31, 2010 and $690 million as of December 31, 2009. Uses of cash during the first six months of 2010 included $85 million for interest, $21 million for severance and other obligations associated with restructuring activities and $11 million for capital expenditures. See Liquidity below for additional information related to our liquidity and expected cash requirements.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. Those markets remained weak during the first six months of 2010, although there were signs of stabilization in some sectors of them.
     Housing starts in the United States are a major source of demand for our products. As reported by the U.S. Census Bureau, housing starts were approximately 134,300 in the first quarter and 171,500 in the second quarter of 2010. Although housing starts remain near the lowest levels recorded in the last 50 years, the seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau increased to in excess of 600,000 units for each of the first four months of 2010 from 557,000 units reported for December 2009. Following the expiration of the federal home buyer tax credit at the end of April 2010, the rate declined to 578,000 units in May and 549,000 units in June. Industry analysts’ forecasts for new home construction in the United States in 2010 are for a range of from 620,000 to 710,000 units. We are expecting 2010 housing starts to be near the low end of that range.
     As a result of the declines in new home construction, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to 5.2 million units in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The declines in existing home sales in the years before 2009 and continued concerns regarding home resale values have contributed to a decrease in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. A number of industry analysts report that the declines in residential repair and remodel spending have begun to moderate, and they forecast that spending will begin to increase later this year. We are estimating that overall repair and remodel spending will increase approximately 3% in 2010.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States declined 45% in 2009 compared with 2008. This followed an 18% decrease in 2008 compared with 2007. Commercial construction declined in the first six months of 2010 compared with the first six months of 2009. McGraw-Hill Construction forecasts that new nonresidential construction starts in the United States will decline approximately 6% in 2010 from the 2009 level.
     The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, results of operations and financial condition.
     Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. During the first six months of 2010, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments resulting from the significant reduction in commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 9.09 billion square feet in first six months of 2010, down approximately 4% compared with 9.43 billion square feet in the first six months of 2009. We are now estimating that industry shipments in the United States for all of 2010 will be approximately 18.7 billion square feet, or approximately 2% above the 2009 level.
     U.S. Gypsum shipped 2.22 billion square feet of SHEETROCK® brand gypsum wallboard in the first six months of 2010, an 11% decrease from 2.49 billion square feet in the first six months of 2009. The percentage decline of U.S. Gypsum’s wallboard shipments in the first six months of 2010 compared with the first six months of 2009 exceeded the decline for the industry primarily due to our efforts to maximize realization of the wallboard price increases we announced in March and May of this year and improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States was approximately 25% in the first six months of 2010 compared to 27% in the first six months of 2009. Its share of the gypsum wallboard market in the United States was approximately 25% in the second quarter of 2010 compared to 26% in the first quarter of 2010 and 27% in the second quarter of 2009.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of January 1, 2010. We estimate that the industry capacity utilization rate was approximately 52% during the first six months of 2010 compared to 51% during the first six months of 2009. We project that the industry capacity utilization rate will remain at approximately that level for the balance of 2010. Despite our realization of some price improvement since the latter part of the first quarter, at such a low level of capacity utilization, there could be further pressure on gypsum wallboard selling prices and gross margins.
RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. In the second quarter of 2010, we permanently closed a gypsum wallboard production facility in Southard, Okla., and temporarily idled a gypsum wallboard production facility in Stony Point, N.Y. Since mid-2006, we have temporarily idled or permanently closed approximately 3.6 billion square feet of our highest-cost wallboard manufacturing capacity. As part of L&W Supply’s efforts to reduce its cost structure in light of market conditions, it has closed a total of 103 distribution centers since January 1, 2007. L&W Supply served its customers from 160 centers in the United States as of June 30, 2010.
     During the first six months of 2010, we eliminated approximately 380 salaried and hourly positions. Since January 1, 2007, we have eliminated approximately 4,230 salaried and hourly positions. We will continue to adjust our operations to the conditions in our markets.

     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. As a result, through future cash flows, we currently expect to realize the carrying value of all facilities that are not permanently closed. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. We recorded asset impairment charges in the first six months of 2010 related to the five distribution centers that we closed and the gypsum wallboard production facility that we permanently closed during that period. Because we believe that a significant recovery in the housing and other construction markets we serve will begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during the first six months of 2010.
     However, if the downturn in our markets does not reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or permanent decrease in demand, we may permanently close production and distribution facilities and material impairment charges may be necessary. The magnitude and timing of those charges would be dependent on the severity and duration of the downturn and cannot be determined at this time. Any material cash or noncash impairment charges related to property, plant and equipment would have a material adverse effect on our results of operations and financial condition.
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
KEY OBJECTIVES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives:
•	extend our customer satisfaction leadership;

•	improve operating efficiencies and reduce costs; and

•	maintain financial flexibility.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2010	2009	(Decrease)

Three Months ended June 30:
Net sales	$769	$829	(7)%
Cost of products sold	714	778	(8)%
Gross profit	55	51	8%
Selling and administrative expenses	73	72	1%
Restructuring and long-lived asset impairment charges	7	19	(63)%
Operating loss	(25)	(40)	(38)%
Interest expense	44	36	22%
Interest income	(1)	(1)	—
Other expense (income), net	(1)	1	—
Income tax expense (benefit)	7	(23)	—
Net loss	(74)	(53)	40%
Diluted loss per share	(0.74)	(0.53)	40%

Six Months ended June 30:
Net sales	$1,485	$1,693	(12)%
Cost of products sold	1,416	1,594	(11)%
Gross profit	69	99	(30)%
Selling and administrative expenses	157	152	3%
Restructuring and long-lived asset impairment charges	19	29	(34)%
Operating loss	(107)	(82)	30%
Interest expense	89	78	14%
Interest income	(2)	(1)	100%
Other expense (income), net	—	(9)	—
Income tax benefit	(10)	(55)	(82)
Net loss	(184)	(95)	94%
Diluted loss per share	(1.85)	(0.95)	95%

NET SALES
Consolidated net sales in the second quarter of 2010 were down $60 million, or 7%, compared with the second quarter of 2009. This decrease reflected a 3% decline in net sales for North American Gypsum, a 16% decline in net sales for Building Products Distribution and a 1% decline in net sales for Worldwide Ceilings. The lower level of net sales in the second quarter of 2010 for North American Gypsum was largely attributable to a 9% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 5% decrease in average gypsum wallboard selling prices compared with the second quarter of 2009. Net sales for Building Products Distribution were down primarily due to a 19% decrease in gypsum wallboard volume, 4% lower gypsum wallboard selling prices and a 13% decrease in sales of other products. Net sales for Worldwide Ceilings were down primarily due to lower volumes in the United States for ceiling tile (down 4%) and other products, partially offset by increased demand for several product lines in Europe and Latin America.
     Consolidated net sales in the first six months of 2010 were down $208 million, or 12%, compared with the first six months of 2009. This decrease reflected a 7% decline in net sales for North American Gypsum, a 23% decline in net sales for Building Products Distribution and a 2% decline in net sales for Worldwide Ceilings. The lower level of net sales in the first six months of 2010 for North American Gypsum was largely attributable to an 11% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 9% decrease in average gypsum wallboard selling prices compared with the first six months of 2009. Net sales for Building Products Distribution were down primarily due to a 20% decrease in gypsum wallboard volume, 8% lower gypsum wallboard selling prices and a 22% decrease in sales of other products. Net sales for Worldwide Ceilings were down primarily due to lower volumes in the United States for ceiling grid (down 2%) and ceiling tile (down 10%), partially offset by increased demand for several product lines in Europe and Latin America.

COST OF PRODUCTS SOLD
Cost of products sold for the second quarter of 2010 decreased $64 million, or 8%, compared with the second quarter of 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 5% in the second quarter of 2010 compared with the second quarter of 2009. A 24% decrease in per unit costs for energy was partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper, and a 3% increase in per unit fixed costs due to lower gypsum wallboard production volume. Compared to the first quarter of 2010, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 2%.
     Cost of products sold for the first six months of 2010 decreased $178 million, or 11%, compared with the first six months of 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 3% in the first six months of 2010 compared with the first six months of 2009. A 14% decrease in per unit costs for energy was partially offset by a 6% increase in per unit fixed costs due to lower gypsum wallboard production volume.
     For USG Interiors, second quarter and first six months 2010 manufacturing costs per unit for ceiling grid decreased compared to the second quarter and first six months of 2009, primarily due to lower average steel costs although steel cost increased throughout the second quarter of this year. Manufacturing costs per unit for ceiling tile increased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 primarily due to higher per unit costs for raw materials, primarily wool and wastepaper, and higher per unit fixed costs due to lower ceiling tile production volume. These unfavorable factors were partially offset by lower per unit costs for energy.
GROSS PROFIT
Gross profit for the second quarter of 2010 increased $4 million, or 8%, compared with the second quarter of 2009. Gross profit as a percentage of net sales was 7.2% for the second quarter of 2010 compared with 6.2% for the second quarter of 2009. The higher percentage for the second quarter of 2010 was primarily due to lower product costs for many product lines that more than offset the impact of lower volume.
     Gross profit for the first six months of 2010 decreased $30 million, or 30%, compared with the first six months of 2009. Gross profit as a percentage of net sales was 4.6% for the first six months of 2010 compared with 5.8% for the first six months of 2009. The lower percentage for the first six months of 2010 was primarily due to lower volume and gross margin for gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $73 million in the second quarter of 2010 compared with $72 million in the second quarter of 2009. As a percentage of net sales, selling and administrative expenses were 9.5% for the second quarter of 2010 and 8.7% for the second quarter of 2009. Selling and administrative expenses totaled $157 million in the first six months of 2010 compared with $152 million in the first six months of 2009, an increase of 3%. As a percentage of net sales, selling and administrative expenses were 10.6% for the first six months of 2010 and 9.0% for the first six months of 2009. The higher levels of expenses for the 2010 periods were primarily attributable to higher expenses associated with our employee retirement and long-term incentive compensation plans, partially offset by the impact of salaried workforce reductions implemented in 2009 and our continued company-wide emphasis on reducing expenses.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
Second quarter 2010 restructuring and long-lived asset impairment charges totaled $7 million and related to the curtailment of operations at a mining facility in Canada, the closure of one distribution center, the closure of an office and warehouse in Europe and continuing charges and adjustments related to prior-period restructuring initiatives. The charges included $4 million for severance, $1 million for asset impairments and lease obligations and $2 million for other exit costs.

     Total restructuring and long-lived asset impairment charges for the first six months of 2010 were $19 million. This amount primarily included charges related to the closure of five distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010, a gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled in June 2010 and the curtailment of operations at the mining facility in Canada. The charges included $9 million for severance, $6 million for asset impairments and lease obligations and $4 million for other exit costs.
     Second quarter 2009 restructuring and long-lived asset impairment charges totaled $19 million and consisted of $6 million for severance, $5 million for lease terminations, $3 million for asset impairments and $5 million for the write-off of repair parts and other exit costs. Total restructuring and long-lived asset impairment charges for the first six months of 2009 were $29 million. This amount included the $19 million of charges described above for the second quarter and $10 million of charges recorded in the first quarter of 2009, of which $7 million related to leased space that we no longer occupy in our corporate headquarters, $2 million was for severance and $1 million was for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.
     Restructuring-related payments totaled $21 million in the first six months of 2010. We expect future payments to be approximately $12 million during the remainder of 2010, $8 million in 2011 and $13 million after 2011. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We also expect that the future payments will be funded with cash from operations or cash on hand. See Note 2 to the condensed consolidated financial statements for additional information related to our restructuring reserve.
INTEREST EXPENSE
Interest expense was $44 million in the second quarter of 2010 compared with $36 million in the second quarter of 2009. For the first six months of 2010, interest expense was $89 million compared with $78 million for the first six months of 2009. Interest expense was higher in the 2010 periods primarily due to higher levels of borrowings.
OTHER EXPENSE (INCOME), NET
Other income, net was $1 million in the second quarter of 2010 compared with other expense, net of $1 million in the second quarter of 2009. Other expense (income), net was zero in the first six months of 2010 while other income, net of $9 million in the first six months of 2009 primarily reflected the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.
INCOME TAXES EXPENSE (BENEFIT)
Income tax expense was $7 million in the second quarter of 2010 and our income tax benefit was $23 million in the second quarter of 2009. We had an effective tax provision rate of 9.9% for the second quarter of 2010 and a tax benefit rate of 30.0% for the second quarter of 2009. Income tax benefit was $10 million for the first six months of 2010 and $55 million for the first six months of 2009. Our effective tax benefit rates were 5.4% for the first six months of 2010 and 36.7% for the first six months of 2009. Since recording a full valuation allowance against the federal and most state deferred tax assets, the effective tax rate in 2010 is lower as we do not benefit losses in those jurisdictions and have a provision in foreign jurisdictions. In addition, during the first quarter of 2010, we recorded a noncash income tax benefit of $19 million related to the fourth quarter of 2009 resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income.
NET LOSS
A net loss of $74 million, or $0.74 per diluted share, was recorded in the second quarter of 2010 compared with a net loss of $53 million, or $0.53 per diluted share, in the second quarter of 2009. A net loss of $184 million, or $1.85 per diluted share, was recorded for the first six months of 2010 compared with a net loss of $95 million, or $0.95 per diluted share, for the first six months of 2009.

Core Business Results of Operations

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2010 (a)	2009 (b)	2010 (a)	2009 (b)

Net Sales:
North American Gypsum:
United States Gypsum Company	$336	$360	$668	$763
CGC Inc. (gypsum)	75	64	151	125
USG Mexico, S.A. de C.V.	37	34	73	69
Other (c)	9	10	15	20
Eliminations	(29)	(26)	(55)	(57)

Total	428	442	852	920

Building Products Distribution:
L&W Supply Corporation	282	337	530	690

Worldwide Ceilings:
USG Interiors, Inc.	111	113	214	231
USG International	57	55	114	107
CGC Inc. (ceilings)	16	15	33	28
Eliminations	(12)	(10)	(24)	(22)

Total	172	173	337	344

Eliminations	(113)	(123)	(234)	(261)

Total	$769	$829	$1,485	$1,693

Operating Profit (Loss):
North American Gypsum:
United States Gypsum Company	$(16)	$(25)	$(53)	$(46)
CGC Inc. (gypsum)	6	2	13	1
USG Mexico, S.A. de C.V.	4	3	7	5
Other (c)	(5)	—	(13)	(1)

Total	(11)	(20)	(46)	(41)

Building Products Distribution:
L&W Supply Corporation	(22)	(26)	(61)	(36)

Worldwide Ceilings:
USG Interiors, Inc.	18	17	30	32
USG International	2	1	5	2
CGC Inc. (ceilings)	3	—	6	2

Total	23	18	41	36

Corporate	(14)	(13)	(37)	(41)
Eliminations	(1)	1	(4)	—

Total	$(25)	$(40)	$(107)	$(82)

(a)	The total operating loss for the second quarter of 2010 included restructuring and long-lived asset impairment charges totaling $7 million. On a segment basis, $6 million of the charges related to North American Gypsum and $1 million to Building Products Distribution. The total operating loss for the first six months of 2010 included restructuring and long-lived asset impairment charges totaling $19 million. On a segment basis, $10 million of the charges related to North American Gypsum and $9 million to Building Products Distribution.

(b)	The total operating loss for the second quarter of 2009 included restructuring and long-lived asset impairment charges totaling $19 million. On a segment basis, $11 million of the charges related to North American Gypsum, $5 million to Building Products Distribution, $1 million to Worldwide Ceilings and $2 million to Corporate. The total operating loss for the first six months of 2009 included restructuring and long-lived asset impairment charges totaling $29 million. On a segment basis, $13 million of the charges related to North American Gypsum, $6 million to Building Products Distribution, $1 million to Worldwide Ceilings and $9 million to Corporate.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $428 million in the second quarter of 2010 compared with $442 million in the second quarter of 2009, a decline of $14 million, or 3%. An operating loss of $11 million was incurred in the second quarter of 2010 compared with an operating loss of $20 million in the second quarter of 2009. Net sales were $852 million in the first six months of 2010 compared with $920 million in the first six months of 2009, a decline of $68 million, or 7%. An operating loss of $46 million was incurred in the first six months of 2010 compared with an operating loss of $41 million in the first six months of 2009.
United States Gypsum Company: Net sales in the second quarter of 2010 declined $24 million, or 7%, compared with the second quarter of 2009. Approximately $13 million of the decrease was attributable to a 9% decline in SHEETROCK® brand gypsum wallboard volume and approximately $7 million of the decrease was attributable to a 5% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $4 million while net sales of other complementary products were unchanged compared with the second quarter of 2009.
     An operating loss of $16 million was recorded in the second quarter of 2010 compared with an operating loss of $25 million in the second quarter of 2009. The $9 million favorable change in operating loss primarily reflected a $7 million gross profit increase for several complementary product lines, including DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels, a $5 million decrease in restructuring and long-lived asset impairment charges and a $3 million net decrease in selling and administrative expenses and information technology, promotional and other expenditures. These favorable factors were partially offset by a $4 million decrease in gross profit for SHEETROCK® brand joint treatment products, a $1 million decrease due to the lower gypsum wallboard volume and a $1 million decrease due to a lower gypsum wallboard gross margin.
     New housing construction remained weak through the second quarter of 2010, resulting in reduced demand for gypsum wallboard compared to the second quarter of 2009. U.S. Gypsum shipped 1.07 billion square feet of SHEETROCK® brand gypsum wallboard in the second quarter of 2010, a 9% decrease from 1.18 billion square feet in the second quarter of 2009. We estimate that the industry capacity utilization rates averaged approximately 52% for the second quarter of 2010. The capacity utilization rate was approximately 43% for U.S. Gypsum during that quarter.
     In the second quarter of 2010, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $114.17 per thousand square feet, down 5% from $120.79 in the second quarter of 2009, but up 7% from $106.58 in the first quarter of 2010. U.S. Gypsum implemented price increases effective March 15, 2010 and May 10, 2010.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 5% in the second quarter of 2010 compared with the second quarter of 2009. A 24% decrease in per unit costs for energy was partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper, and a 3% increase in per unit fixed costs due to lower gypsum wallboard production volume. Compared to the first quarter of 2010, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 2%.
     Net sales and gross profit for SHEETROCK® brand joint treatment products each declined by $4 million for the second quarter of 2010 compared with the second quarter of 2009. These results reflected 5% lower joint compound volume, partially offset by 1% higher average realized selling prices. Manufacturing costs per unit for joint compound products increased 6% primarily due to increased packaging costs. Net sales of DUROCK® brand cement board increased in the second quarter of 2010 compared with the second quarter of 2009 due to 9% higher volume and 1% higher selling prices. Gross profit for cement board also benefited from 6% lower per unit manufacturing costs. Net sales for FIBEROCK® brand gypsum fiber panels also increased in the second quarter of 2010 compared with the second quarter of 2009 reflecting a 13% increase in volume, partially offset by a 4% decrease in selling prices. Gross profit for gypsum fiber panels increased due to the increased volume and 9% lower per unit manufacturing costs.

CGC Inc.: Net sales increased $11 million, or 17%, in the second quarter of 2010 compared with the second quarter of 2009. The favorable effects of currency translation increased net sales by $9 million and sales of SHEETROCK® brand joint compound increased $2 million. Sales of SHEETROCK® brand gypsum wallboard were virtually unchanged in the second quarter of 2010 compared with the second quarter of 2009. Operating profit of $6 million was recorded in the second quarter of 2010 compared with operating profit of $2 million in the second quarter of 2009. The increase was primarily due to a $2 million increase in gross profit for gypsum wallboard, primarily reflecting a 10% decrease in per unit manufacturing costs, a gross profit increase of $1 million for joint compound and a restructuring charge of $1 million in 2009.
USG Mexico, S.A. de C.V.: Net sales in the second quarter of 2010 for our Mexico-based subsidiary were $37 million compared with $34 million in the second quarter of 2009. A $2 million favorable effect of currency translation and an aggregate $2 million increase in net sales of complementary products was partially offset by a $1 million decrease in sales of SHEETROCK® brand gypsum wallboard. The lower level of gypsum wallboard sales reflected a 19% decrease in volume, partially offset by a 5% increase in selling prices. Operating profit was $4 million in the second quarter of 2010 compared with $3 million in the second quarter of 2009.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the second quarter of 2010 were $282 million, down $55 million, or 16%, compared with the second quarter of 2009. A 19% decrease in gypsum wallboard shipments as a result of the weak commercial and residential construction markets adversely affected net sales by $22 million, while a 4% decrease in average gypsum wallboard selling prices lowered sales by $3 million. Net sales of construction metal products decreased $12 million, or 17%, and net sales of ceilings products decreased $4 million, or 7%. Net sales of all other nonwallboard products decreased $14 million, or 15%. As a result of lower product volumes, same-location net sales for the second quarter of 2010 were down 8% compared with the second quarter of 2009.
     An operating loss of $22 million was incurred in the second quarter of 2010 compared with an operating loss of $26 million in the second quarter of 2009. The $4 million favorable change in operating loss was primarily attributable to a $16 million decrease in operating expenses attributable to L&W Supply’s cost reduction programs, which included the closure of one distribution center in the second quarter of 2010, and a $4 million decrease in restructuring charges. These favorable factors were partially offset by the lower gypsum wallboard shipments, which adversely affected operating profit by $4 million, a 5% decline in gypsum wallboard gross margin which, including the impact of rebates, adversely affected operating profit by $1 million and an $11 million decrease in gross profit for other product lines.
     For the first six months of 2010, L&W Supply’s net sales were $530 million compared with $690 million for the first six months of 2009, a decline of 23%. An operating loss of $61 million was incurred in the first six months of 2010 compared with an operating loss of $36 million in the first six months of 2009.
     L&W Supply continued to serve its customers from 160 centers in the United States as of June 30, 2010. L&W Supply operated 164 centers as of December 31, 2009 and 190 centers as of June 30, 2009.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $172 million in the second quarter of 2010 compared with $173 million in the second quarter of 2009. Operating profit in the second quarter of 2010 was $23 million, an increase of $5 million, or 28%, compared with the second quarter of 2009. For the first six months of 2010, net sales were $337 million compared with $344 million in the first six months of 2009, a decrease of 2%. However, operating profit increased $5 million, or 14%, to $41 million compared with $36 million for first six months of 2009.
USG Interiors, Inc.: Net sales in the second quarter of 2010 for our domestic ceilings business were $111 million and its operating profit was $18 million. These results compared with net sales of $113 million and operating profit of $17 million for the second quarter of 2009.

     Net sales of ceiling tile declined $1 million in the second quarter of 2010 compared with the second quarter of 2009 reflecting a 4% decrease in volume, while selling prices were virtually unchanged. Sales of ceiling grid were virtually unchanged as 3% higher volume was offset by 2% lower selling prices. Sales of other products also declined $1 million.
     Gross profit for ceiling grid increased $3 million in the second quarter of 2010 compared with the second quarter of 2009 as a result of a $3 million increase in gross margin reflecting lower per unit manufacturing costs which more than offset the lower selling prices. The decrease in ceiling grid manufacturing costs primarily reflected lower average steel costs compared to the second quarter of 2009 although steel cost increased throughout the second quarter of this year. Gross profit for ceiling tile was virtually unchanged. A net gross profit decrease for other product lines amounted to $2 million.
USG International: USG International reported net sales of $57 million in the second quarter of 2010, an increase of $2 million compared to the second quarter of 2009. Operating profit was $2 million in the second quarter of 2010 compared with $1 million in the second quarter of 2009 which included $1 million in restructuring charges. The increases in sales and profitability reflect increased demand for several product lines in Europe and Latin America.
CGC Inc.: Net sales in the second quarter of 2010 of $16 million were up $1 million compared with the second quarter of 2009. Operating profit increased to $3 million compared with breakeven results in the second quarter of 2009 primarily due to improved operating efficiencies and the favorable effects of currency translation.
Liquidity and Capital Resources
LIQUIDITY
As of June 30, 2010, we had $555 million of cash and cash equivalents and marketable securities compared with $585 million as of March 31, 2010 and $690 million as of December 31, 2009. Uses of cash during the first six months of 2010 included $85 million for interest, $21 million for severance and other obligations associated with restructuring activities and $11 million for capital expenditures. Our total liquidity as of June 30, 2010 was $706 million, including $151 million in borrowing availability under our revolving credit facilities.
     Our credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in August 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility has a single financial covenant — a minimum fixed charge coverage ratio — that will only apply if borrowing availability under the facility is less than $75 million. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2010, our borrowing availability under the credit facility, taking into account outstanding letters of credit of $82 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $123 million. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of June 30, 2010 was $28 million.
     We expect that our total capital expenditures for 2010 will be approximately $50 million compared with $44 million for 2009. In the first six months of 2010, our capital expenditures totaled $11 million. Interest payments will increase to approximately $169 million in 2010 compared with $139 million in 2009 due to the higher level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
     We believe that cash on hand, including marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, our cash flow from operating and investing activities is expected to continue to be negative and reduce our liquidity, but to a lesser extent than in the second quarter, before turning positive in the fourth quarter of 2010. Cash requirements include, among other things, interest, capital expenditures, working capital needs, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
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
CASH FLOWS
The following table presents a summary of our cash flows:

(millions)
Six Months ended June 30,	2010	2009

Net cash provided by (used for):
Operating activities	$(121)	$29
Investing activities	(153)	(24)
Financing activities	(4)	(175)
Effect of exchange rate changes on cash	(2)	1

Net decrease in cash and cash equivalents	$(280)	$(169)

Operating Activities: The variation between the first six months of 2010 and the first six months of 2009 was largely attributable to a net loss of $184 million in the first six months of 2010 compared with a net loss of $95 million in the prior-year period and an increase in the net cash outflow for working capital of $72 million.
Investing Activities: The variation between the first six months of 2010 and the first six months of 2009 reflects a net increase of $145 million in marketable securities during the 2010 period, partially offset by a $17 million decrease in capital spending.
Financing Activities: The variation between the first six months of 2010 and the first six months of 2009 primarily reflects $190 million of cash used in the first quarter of 2009 to repay all outstanding borrowings under our revolving credit facility in connection with its amendment and restatement.
CAPITAL EXPENDITURES
Capital spending amounted to $11 million in the first six months of 2010 compared with $28 million in the first six months of 2009. Because of the high level of investment that we made in our operations over the past several years and the current market environment, we plan to limit our capital spending in 2010 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $244 million as of June 30, 2010 compared with $242 million as of December 31, 2009. Approved expenditures as of June 30, 2010 included $210 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed at least until 2012. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other financings.

WORKING CAPITAL
As of June 30, 2010, working capital (current assets less current liabilities) amounted to $767 million, and the ratio of current assets to current liabilities was 2.51-to-1. As of December 31, 2009, working capital amounted to $939 million, and the ratio of current assets to current liabilities was 2.91-to-1.
Cash and Cash Equivalents and Marketable Securities: As of June 30, 2010, we had $555 million of cash and cash equivalents and marketable securities compared with $690 million as of December 31, 2009. Uses of cash during the first six months of 2010 included $85 million for interest, $21 million for severance and other obligations associated with restructuring activities and $11 million for capital expenditures.
Receivables: As of June 30, 2010, receivables were $414 million, up $57 million, or 16%, from $357 million as of December 31, 2009. This increase primarily reflected a $61 million, or 21%, increase in customer receivables primarily due to a 16% increase in consolidated net sales in June 2010 compared with December 2009 and a reduction in customer rebate accruals during the first six months of 2010.
Inventories: As of June 30, 2010, inventories were $298 million, up $9 million, or 3%, from $289 million as of December 31, 2009 reflecting an increase of $11 million in finished goods and work-in-progress, partially offset by a decrease of $2 million in raw materials.
Accounts Payable: As of June 30, 2010, accounts payable were $229 million, up $24 million, or 12%, from $205 million as of December 31, 2009 primarily due to an 8% increase in cost of goods sold in June 2010 compared with December 2009 and our continued efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of June 30, 2010, accrued expenses were $261 million, down $12 million, or 4%, from $273 million as of December 31, 2009. The lower level of accrued expenses primarily reflected a $10 million decrease in accruals for incentive compensation and a $2 million decrease in restructuring-related accruals due to payouts of prior-years amounts.
MARKETABLE SECURITIES
We invested in marketable securities in 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. The realized and unrealized gains and losses as of June 30, 2010 were immaterial. See Note 5 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $1.960 billion as of June 30, 2010 compared with $1.962 billion as of December 31, 2009. There were no borrowings outstanding under our revolving credit facilities as of June 30, 2010. See Note 7 to the condensed consolidated financial statements for additional information regarding our debt.
Realization of Deferred Tax Asset
An income tax expense of $7 million was recorded in the second quarter of 2010. The effective tax provision rate for the quarter was 9.9%.
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
     As of June 30, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.345 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $53 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.495 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of June 30, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of approximately $260 million which expire in the years 2011-2030.
     During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses for the first and second quarters of 2010, we recorded additional valuation allowances of $32 million in the first quarter and $25 million in the second quarter against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of June 30, 2010, our deferred tax assets valuation allowance was $829 million. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
     We had deferred tax assets related to net operating loss, or NOL, and tax credit carryforwards in various foreign jurisdictions in the amount of $2 million at June 30, 2010. We believe it is more likely than not that we will be able to realize the deferred tax asset related to the foreign NOLs and tax credit carryforwards.
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
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of June 30, 2010, our annual NOL utilization would have been limited to approximately $48 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of June 30, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $5 million and $1 million, respectively. The total amount of interest and penalties recognized in our condensed consolidated statement of operations for the second quarter of 2010 was $1 million. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $34 million.
     Our federal income tax returns for 2006 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2003 and later years. For the years 2007 and 2008, we are currently under audit by the IRS. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million.
     Under the Patient Protection and Affordable Care Act and a related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, beginning with 2013, we will be required to include the Medicare Part D subsidy we receive for providing prescription drug benefits to retirees in our taxable income for federal income tax purposes. Although this requirement does not become effective until 2013, we were required by accounting rules to record a charge of $20 million in the first quarter of 2010 for the expected effect of this requirement. This charge was offset by our valuation allowance and will not impact our income tax expense unless our judgment on the realizability of the deferred tax assets changes.
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

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 12, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2010.
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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2010, 2011 and 2012 and the notional amount of these hedge contracts was $102 million as of June 30, 2010. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of June 30, 2010 was $6 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $26 million, and they all mature by December 31, 2010. As of June 30, 2010, the fair value of these hedges was a $1 million unrealized loss.
     We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts is $59 million and they mature by March 28, 2011. The fair value of these contracts was a $2 million unrealized gain as of June 30, 2010. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of June 30, 2010 was $5 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of June 30, 2010, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 15 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on June 30, 2010 into a total of approximately 3,454 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009, (2) the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, (3) the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
By	/s/ William C. Foote
William C. Foote,
Chairman and Chief Executive Officer

By	/s/ Richard H. Fleming
Richard H. Fleming,
Executive Vice President and Chief Financial Officer

By	/s/ William J. Kelley Jr.
William J. Kelley Jr.,
Vice President and Controller

July 29, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009, (2) the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, (3) the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith