Form 10-Q
period 2010-09-30
USG CORP
filed 2010-10-29
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
The number of shares of the registrant’s common stock outstanding as of September 30, 2010 was 102,871,866.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations: Three Months and Nine Months Ended September 30, 2010 and 2009	3

Condensed Consolidated Balance Sheets: As of September 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risks	41

Item 4. Controls and Procedures	42

PART II OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	43

Signatures	44
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
(millions, except per-share and share data)	ended September 30,		ended September 30,
	2010	2009	2010	2009

Net sales	$758	$822	$2,243	$2,515
Cost of products sold	707	784	2,123	2,378

Gross profit	51	38	120	137
Selling and administrative expenses	74	67	231	219
Restructuring and long-lived asset impairment charges	35	22	54	51
Goodwill and other intangible asset impairment charges	—	41	—	41

Operating loss	(58)	(92)	(165)	(174)
Interest expense	45	42	134	120
Interest income	(1)	(2)	(3)	(3)
Other income, net	—	(1)	—	(10)

Loss before income taxes	(102)	(131)	(296)	(281)
Income tax benefit	(2)	(37)	(12)	(92)

Net loss	$(100)	$(94)	$(284)	$(189)

Basic loss per common share	$(1.00)	$(0.96)	$(2.85)	$(1.91)
Diluted loss per common share	$(1.00)	$(0.96)	$(2.85)	$(1.91)

Average common shares	100,108,673	99,254,483	99,671,209	99,219,560
Average diluted common shares	100,108,673	99,254,483	99,671,209	99,219,560
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	September 30,	December 31,
(millions)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$400	$690
Short-term marketable securities	77	—
Restricted cash	3	2
Receivables (net of reserves — $17 and $16)	411	357
Inventories	297	289
Income taxes receivable	5	20
Deferred income taxes	2	2
Other current assets	67	71

Total current assets	1,262	1,431

Long-term marketable securities	67	—
Property, plant and equipment (net of accumulated depreciation and depletion — $1,568 and $1,558)	2,300	2,427
Other assets	228	239

Total assets	$3,857	$4,097

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$223	$205
Accrued expenses	276	273
Current portion of long-term debt	7	7
Income taxes payable	9	7

Total current liabilities	515	492

Long-term debt	1,952	1,955
Deferred income taxes	22	17
Other liabilities	666	703
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(55)	(194)
Capital received in excess of par value	2,562	2,640
Accumulated other comprehensive income (loss)	(85)	(80)
Retained earnings (deficit)	(1,730)	(1,446)

Total stockholders’ equity	702	930

Total liabilities and stockholders’ equity	$3,857	$4,097

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
(millions)	ended September 30,
	2010	2009

Operating Activities
Net loss	$(284)	$(189)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	134	157
Intangible and long-lived asset impairment charges	28	41
Share-based compensation expense	20	17
Deferred income taxes	2	(89)
Noncash income tax benefit	(19)	—
Gain on assets dispositions	(1)	(8)
Convertible debt embedded derivative	—	(10)
(Increase) decrease in working capital:
Receivables	(54)	58
Income taxes receivable	15	12
Inventories	(8)	82
Payables	18	26
Accrued expenses	(5)	(34)
Decrease in other assets	11	7
Increase (decrease) in other liabilities	19	(16)
Other, net	(2)	16

Net cash (used for) provided by operating activities	(126)	70

Investing Activities
Purchases of marketable securities	(188)	—
Sales or maturities of marketable securities	44	—
Capital expenditures	(18)	(36)
Net proceeds from assets dispositions	3	10
Deposit of restricted cash	(1)	(1)
Investment in joint venture	—	(7)

Net cash used for investing activities	(160)	(34)

Financing Activities
Issuance of debt	—	319
Repayment of debt	(5)	(194)
Issuances of common stock	1	—
Payment of debt issuance fees	—	(15)
Excess tax benefits from share-based compensation	—	(1)
Repurchases of common stock	(2)	—

Net cash (used for) provided by financing activities	(6)	109

Effect of exchange rate changes on cash	2	5

Net (decrease) increase in cash and cash equivalents	(290)	150
Cash and cash equivalents at beginning of period	690	471

Cash and cash equivalents at end of period	$400	$621

Supplemental Cash Flow Disclosures:
Interest paid	$129	$98
Income taxes refunded, net	$(11)	$(4)
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which we filed with the SEC on February 12, 2010.
2. Recent Accounting Pronouncement
In July 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures will become effective for both our interim and annual reporting periods ending after December 15, 2010. We are currently reviewing this update to determine the impact, if any, that it may have on our financial disclosures, and we will adopt its provisions when they become effective.
3. Restructuring and Long-Lived Asset Impairment Charges
As a result of continuing adverse market conditions, we recorded additional restructuring and long-lived asset impairment charges totaling $54 million during the first nine months of 2010. On a segment basis, $40 million of the charges related to North American Gypsum and $14 million to Building Products Distribution.
     Third quarter 2010 restructuring and long-lived asset impairment charges totaled $35 million. These charges included $6 million for lease obligations and $1 million for severance related to prior-period restructuring activities. The charges for the quarter also included $28 million for long-lived asset impairments related to the write-down of the carrying values of machinery, equipment and buildings at the temporarily idled gypsum wallboard production facilities in Baltimore, Md., and Stony Point, N.Y., one of the temporarily idled gypsum wallboard production facilities in Jacksonville, Fla. and the temporarily idled paper production facility in Jacksonville, Fla. The carrying value of the machinery, equipment and buildings exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of recovery in those markets.

     Second quarter 2010 restructuring and long-lived asset impairment charges totaled $7 million and related to the curtailment of operations at a mining facility in Canada, the closure of one distribution center, the closure of an office and warehouse in Europe and continuing charges and adjustments related to prior-period restructuring initiatives. The total amount of the charges included $4 million for severance, $1 million for asset impairments and lease obligations and $2 million for other exit costs.
     First quarter 2010 restructuring and long-lived asset impairment charges totaled $12 million and related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled later in the second quarter of 2010. The total amount of the charges included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs.
RESTRUCTURING RESERVES
Restructuring reserves totaling $33 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2010. Restructuring-related payments totaled $28 million in the first nine months of 2010. We expect future payments to be approximately $10 million during the remainder of 2010, $14 million in 2011 and $9 million after 2011. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We also expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance	2010 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/09	Charges	Payments	Impairment	9/30/10

Severance	$4	$10	$(12)	$—	$2
Lease obligations	34	7	(11)	—	30
Asset impairments	—	33	—	(33)	—
Other exit costs	2	4	(5)	—	1

Total	$40	$54	$(28)	$(33)	$33

4. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2010	2009	2010	2009

Net Sales:
North American Gypsum	$413	$443	$1,265	$1,363
Building Products Distribution	281	329	811	1,019
Worldwide Ceilings	174	173	511	517
Eliminations	(110)	(123)	(344)	(384)

Total	$758	$822	$2,243	$2,515

Operating Profit (Loss):
North American Gypsum	$(43)	$(31)	$(89)	$(72)
Building Products Distribution	(24)	(73)	(85)	(109)
Worldwide Ceilings	21	21	62	57
Corporate	(13)	(12)	(50)	(53)
Eliminations	1	3	(3)	3

Total	$(58)	$(92)	$(165)	$(174)

     The total operating losses for the third quarter and first nine months of 2009 included goodwill and other intangible asset impairment charges of $41 million related to Building Products Distribution. Restructuring and long-lived asset impairment charges by segment were as follows:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2010	2009	2010	2009

North American Gypsum	$30	$11	$40	$24
Building Products Distribution	5	8	14	14
Worldwide Ceilings	—	2	—	3
Corporate	—	1	—	10

Total	$35	$22	$54	$51

     See Note 3 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of September 30, 2010.
5. Earnings (Loss) Per Share
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

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount

Three Months Ended September 30, 2010:
Basic loss	$(100)	100,109	$(1.00)

Diluted loss	$(100)	100,109	$(1.00)

Three Months Ended September 30, 2009:
Basic loss	$(94)	99,254	$(0.96)

Diluted loss	$(94)	99,254	$(0.96)

Nine Months Ended September 30, 2010:
Basic loss	$(284)	99,671	$(2.85)

Diluted loss	$(284)	99,671	$(2.85)

Nine Months Ended September 30, 2009:
Basic loss	$(189)	99,220	$(1.91)

Diluted loss	$(189)	99,220	$(1.91)

     The diluted losses per share for the third quarter and the first nine months of 2010 and 2009 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our 10% convertible senior notes were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive. Options, RSUs and performance shares with respect to 6.5 million common shares for the third quarter of 2010, 6.7 million common shares for the first nine months of 2010, 5.4 million common shares for the third quarter of 2009 and 5.2 million common shares for the first nine months of 2009 were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive.

6. Marketable Securities
We have been investing in marketable securities in 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheet. The realized and unrealized gains and losses for the nine months ended September 30, 2010 were immaterial. Proceeds received from sales and maturities of marketable securities were $44 million for the first nine months of 2010.
     Our investments in marketable securities as of September 30, 2010 consisted of the following:

	Amortized	Fair
(millions)	Cost	Value

Corporate debt securities	$62	$62
U.S. government and agency debt securities	30	30
Asset-backed debt securities	20	20
Non-U.S. government debt securities	10	10
Certificates of deposit	22	22

Total marketable securities	$144	$144

     Contractual maturities of marketable securities as of September 30, 2010 were as follows:

	Amortized	Fair
(millions)	Cost	Value

Due in 1 year or less	$77	$77
Due in 1-5 years	47	47

Asset-backed debt securities	20	20

Total marketable securities	$144	$144

7. Intangible Assets
Intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of September 30, 2010				As of December 31, 2009
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Intangible Assets with Definite Lives:
Customer relationships	$70	$—	$(25)	$45	$70	$—	$(20)	$50
Other	9	—	(4)	5	9	—	(4)	5

Total	79	—	(29)	50	79	—	(24)	55

Intangible Assets with Indefinite Lives:
Trade names	22	—	—	22	53	(31)	—	22
Other	9	(1)	—	8	9	—	—	9

Total	31	(1)	—	30	62	(31)	—	31

Total Other Intangible Assets	$110	$(1)	$(29)	$80	$141	$(31)	$(24)	$86

     Intangible assets with definite lives are amortized. Total amortization expense was $5 million for the first nine months of 2010 and $6 million for the first nine months of 2009. Estimated annual amortization expense for intangible assets is $8 million for each of the years 2010 through 2012 and $7 million for each of the years 2013 through 2015. Intangible assets with indefinite lives are not amortized.

8. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2010	2009

6.3% senior notes	$500	$500
7.75% senior notes, net of discount	499	499
9.75% senior notes, net of discount	296	295
10% convertible senior notes, net of discount	381	380
Ship mortgage facility	44	49
Industrial revenue bonds	239	239

Total	$1,959	$1,962

CREDIT FACILITY
Our credit facility allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (i) $500 million or (ii) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG Corporation’s trade receivables and inventory. This facility is available to fund working capital needs and for other general corporate purposes. Borrowings under the credit facility bear interest at a floating rate based on an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on August 2, 2012.
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than $75 million. As of the date of this report, our fixed charge coverage ratio was 0.15 to 1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $75 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions.
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2010, outstanding letters of credit of $80 million and the $75 million availability requirement for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $115 million as of September 30, 2010. As of that date and during the nine months then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.29%.
SENIOR NOTES
We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the condensed consolidated balance sheets at $296 million, which is net of debt discount of $4 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
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
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $381 million as of September 30, 2010 and $380 million as of December 31, 2009, which are net of debt discount of $19 million and $20 million, respectively, as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. As of September 30, 2010, both advances provided for under the secured loan facility had been drawn, and the total outstanding loan balance under the secured loan facility was $44 million. Of the total amount outstanding, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheets.
     The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.48% as of September 30, 2010. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.

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
     As of September 30, 2010 and during the nine months then-ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.29%. As of September 30, 2010, outstanding letters of credit totaled Can. $0.4 million. The U.S. dollar equivalent of borrowings available under this agreement as of September 30, 2010 was $29 million.
INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 21 years.
OTHER INFORMATION
The fair value of our debt was $2.126 billion as of September 30, 2010 and $2.211 billion as of December 31, 2009. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models.
     As of September 30, 2010, we were in compliance with the covenants contained in our credit facilities.
9. Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. Cash flows from derivative instruments are included in net cash (used for) provided by operating activities in the condensed consolidated statements of cash flows.
COMMODITY DERIVATIVE INSTRUMENTS
We had swap and option contracts to hedge $83 million notional amounts of natural gas as of September 30, 2010 and $105 million notional amounts of natural gas as of December 31, 2009. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of September 30, 2010 was $27 million. AOCI also includes $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of 2010. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million asset as of September 30, 2010.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amounts of these hedges were $21 million as of September 30, 2010 and $33 million as of December 31, 2009, and all contracts mature by December 31, 2010. We do not apply hedge accounting for these hedges and all changes in their fair value are recorded to earnings. As of September 30, 2010, the fair value of these hedges was a $1 million unrealized loss.
     We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these hedges was $117 million as of September 30, 2010, and they mature by March 28, 2012. As of December 31, 2009, the notional amount of these hedges was $23 million, and they matured by September 27, 2010. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of 2010. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these hedges that remained in AOCI was a $1 million unrealized loss as of September 30, 2010.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of September 30, 2010, our derivatives were in a net liability position of $28 million, and we provided $22 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive		Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives		AOCI into Income	AOCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2010	2009		2010	2009
Commodity contracts	$(6)	$5	Cost of products sold	$(5)	$(19)
Foreign exchange contracts	(1)	(1)	Cost of products sold	—	(1)

Total	$(7)	$4		$(5)	$(20)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income	Recognized in Income
Instruments	on Derivatives	on Derivatives
		2010	2009
Commodity contracts	Cost of products sold	$(2)	$(4)
Foreign exchange contracts	Other expense (income), net	—	4

Total		$(2)	$—

     The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive		Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives		AOCI into Income	AOCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2010	2009		2010	2009
Commodity contracts	$(18)	$(24)	Cost of products sold	$(15)	$(50)
Foreign exchange contracts	—	(2)	Cost of products sold	—	(1)

Total	$(18)	$(26)		$(15)	$(51)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income	Recognized in Income
Instruments	on Derivatives	on Derivatives
		2010	2009
Commodity contracts	Cost of products sold	$(3)	$(4)
Foreign exchange contracts	Other expense (income), net	(2)	2
Interest rate contracts	Interest expense	—	(1)
Interest rate contracts	Other expense (income), net	—	1

Total		$(5)	$(2)

     As of September 30, 2010 and December 31, 2009, we had no derivatives designated as net investment or fair value hedges. The following are the fair values of derivative instruments on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 (dollars in millions):

Derivatives	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		9/30/10	12/31/09		9/30/10	12/31/09
Commodity contracts	Other current assets	$1	$2	Accrued expenses	$19	$13
Commodity contracts	Other assets	—	2	Other liabilities	9	13
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—

Total		$1	$4		$29	$26

Derivatives Not	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		9/30/10	12/31/09		9/30/10	12/31/09
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Commodity contracts	Other assets	1	—	Other liabilities	—	—
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—

Total		$1	$1		$1	$—

Total derivatives		$2	$5		$30	$26

10. Fair Value Measurements
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
     The cash equivalents shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and as a result are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices and foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2010:
Cash equivalents	$215	$5	$—	$220
Marketable securities:
Corporate debt securities	—	62	—	62
U.S. government and agency debt securities	—	30	—	30
Asset-backed debt securities	—	20	—	20
Non-U.S. government debt securities	—	10	—	10
Certificates of deposit	—	22	—	22
Derivative assets	—	2	—	2
Derivative liabilities	—	(30)	—	(30)

As of December 31, 2009:
Derivative assets	—	5	—	5
Derivative liabilities	—	(26)	—	(26)

     Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. During the third quarter of 2010, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery, equipment and buildings at three gypsum wallboard production facilities and one paper production facility that were previously idled. We measured the fair value of that machinery and equipment and those buildings as of September 30, 2010 using measurements classified as Level 3. As a result, as discussed in Note 3, we recorded long-lived asset impairment charges of $28 million that are included in restructuring and long-lived asset impairment charges in the condensed consolidated statements of operations for three months and nine months ended September 30, 2010.

11. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2010	2009	2010	2009

Net loss	$(100)	$(94)	$(284)	$(189)
Derivatives, net of tax	(2)	14	(3)	15
Pension and postretirement benefit plans, net of tax	(2)	(3)	(10)	42
Foreign currency translation, net of tax	21	23	8	44

Total comprehensive income (loss)	$(83)	$(60)	$(289)	$(88)

     AOCI consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2010	2009

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(120)	$(110)
Gain (loss) on derivatives, net of tax	(2)	1
Foreign currency translation, net of tax	37	29

Total	$(85)	$(80)

     After-tax loss on derivatives reclassified from AOCI to earnings was $5 million during the third quarter of 2010. We estimate that we will reclassify a net $18 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
12. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2010	2009	2010	2009

Pension:
Service cost of benefits earned	$7	$7	$20	$20
Interest cost on projected benefit obligation	16	17	48	51
Expected return on plan assets	(16)	(17)	(49)	(51)
Net amortization	3	1	11	3

Net pension cost	$10	$8	$30	$23

Postretirement:
Service cost of benefits earned	$1	$2	$5	$6
Interest cost on projected benefit obligation	4	3	13	14
Net amortization	(4)	(4)	(13)	(9)

Net postretirement cost	$1	$1	$5	$11

     During the first nine months of 2010, we made contributions to our pension plans that were recorded on the condensed consolidated balance sheet at $43.5 million. These contributions consisted of approximately $0.9 million in cash and 3,271,405 shares of our common stock held in treasury, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or the Trust, and recorded on the condensed consolidated balance sheet at the September 7, 2010 closing price of $13.03 per share, or approximately $42.6 million in the aggregate. The Contributed Shares are not reflected on the condensed consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $12.38 per share ($13.03 less 5%), or approximately $40.5 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. Resale of the Contributed Shares is registered, and Evercore has authority to sell some or all of them at its discretion as fiduciary.
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
13. Share-Based Compensation
During 2010, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
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
RESTRICTED STOCK UNITS
We granted RSUs with respect to 125,000 shares of common stock during the third quarter of 2010 that generally will vest 100% after four years from the date of grant. During the third quarter of 2010, we also granted RSUs with respect to 25,000 shares of common stock that will vest on the earlier of (1) May 1, 2013 or (2) with approval of USG Corporation’s Board of Directors, the retirement of the holder of the RSUs and RSUs with respect to an additional 25,000 shares that will vest upon the satisfaction of specified associate development goals. We granted RSUs with respect to 697,249 shares of common stock during the first quarter of 2010. These RSUs generally vest in four equal annual installments beginning one year from the date of grant, except that 21,356 of these RSUs were granted as special awards that generally will vest 100% after three to five years.
     Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grants. RSUs granted in the third quarter of 2010 had an average fair value of $12.95 and virtually all RSUs granted in the first quarter of 2010 had a fair value of $11.98.
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
14. Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

	As of	As of
	September 30,	December 31,
(millions)	2010	2009

Finished goods and work in progress	$237	$232
Raw materials	60	57

Total	$297	$289

ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine Months
	ended September 30,
(millions)	2010	2009

Balance as of January 1	$101	$89
Accretion expense	5	4
Liabilities incurred/adjusted	(1)	6
Liabilities settled	(1)	—
Asset retirements	(1)	(1)
Foreign currency translation	—	2

Balance as of September 30	$103	$100

PROPERTY, PLANT AND EQUIPMENT
As of September 30, 2010 and December 31, 2009, $23 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheets was classified as “assets held for sale.“These assets are primarily owned by United States Gypsum Company and are anticipated to be sold in the next 12 months.

15. Income Taxes
An income tax benefit of $2 million was recorded in the third quarter of 2010. The effective tax benefit rate for the quarter was 1.5%.
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
     As of September 30, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.401 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $51 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.548 billion would need to be generated during the period before their expiration. In addition, we had federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of September 30, 2010, we had gross deferred tax assets related to our state NOLs and tax credit carryforwards of approximately $264 million which expire in the years 2011-2030. In addition, we had gross deferred tax assets related to our foreign NOLs of approximately $6 million which do not expire.
     During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses for the first nine months of 2010, we recorded additional valuation allowances of $32 million in the first quarter and $25 million in the second quarter and $44 million in the third quarter against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of September 30, 2010, our deferred tax assets valuation allowance was $873 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
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
     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of September 30, 2010, our annual NOL utilization would have been limited to approximately $54 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of September 30, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $4 million and $1 million, respectively. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $33 million.
     Our federal income tax returns for 2006 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. For the years 2007 and 2008, we are currently under audit by the IRS. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $20 million to $25 million.
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
16. Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., and was sold or used by hundreds of distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for bodily injury, including medical monitoring in some cases. Most of the lawsuits against L&W Supply are part of the consolidated multi-district litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana. The focus of the multi-district litigation to date has been on plaintiff’s property damage claims and not their alleged bodily injury claims.
     L&W Supply’s sales of the allegedly defective Knauf Tianjin wallboard, which were confined to the Florida region in 2006, were relatively limited. The amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes involved is greater because many homes contain a mixture of different brands of wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, where Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home.
     To date, of the claims asserted where our records indicate we delivered wallboard to the home, we have identified approximately 210 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the property damage claims relating to approximately 78 of those homes. Although the rate of new claims has slowed, we expect to receive additional Chinese-made wallboard claims but do not have sufficient information to estimate the likely number of additional claims.
     The vast majority of Chinese drywall claims made against L&W Supply Corporation relate to Knauf Tianjin board. However, we have received a few claims relating to other Chinese-made wallboard delivered by L&W Supply Corporation. Most, but not all, of this other Chinese-made wallboard was manufactured by Knauf at two other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems. If, however, the other Knauf Chinese-made wallboard is determined to cause such problems, claims against L&W Supply Corporation and its potential liability could increase.
     As of September 30, 2010, our accrual was $10 million for the estimated costs of resolving the Chinese wallboard property damage claims that have been asserted against L&W Supply. Our accrual is based on, among other things, the number of homes for which claims have been asserted against L&W Supply Corporation, the costs of resolving the claims for which an agreement has been reached, and our estimated costs of resolving the remaining property damage claims that have been asserted to date. Our accrual does not take into account legal fees and costs or the costs of resolving claims for bodily injury arising from exposure to Chinese wallboard. It also does not take into account potential future claims relating to Knauf Tianjin wallboard because we do not have sufficient information at this time to estimate the number of future claims that might be asserted. Our accrual also does not take into account any set-off for potential insurance recoveries or potential recoveries from the manufacturer of the wallboard, although we believe such recoveries are likely to offset a substantial portion of our costs for resolving claims. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
DOMESTIC WALLBOARD LITIGATION
In the second quarter, two class action lawsuits were filed against United States Gypsum Company alleging that our wallboard, which is manufactured in the United States, has the same problems associated with some Chinese-made wallboard. Both of these lawsuits were voluntarily dismissed by the plaintiffs in the third quarter.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. We believe that we have properly accrued for our potential liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.
OTHER LITIGATION

We are named as defendants in other claims and lawsuits arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We believe that we have properly accrued for our potential liability in connection with these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.

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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2010
•	residential and nonresidential repair and remodel activity accounted for approximately 54% of our net sales,
•	new nonresidential construction accounted for approximately 23% of our net sales,
•	new residential construction accounted for approximately 21% of our net sales, and
•	other activities accounted for approximately 2% of our net sales.
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
Geographic Information: For the first nine months of 2010, approximately 77% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION
Consolidated net sales in the third quarter of 2010 were $758 million, down 8% from the third quarter of 2009. An operating loss of $58 million and a net loss of $100 million, or $1.00 per diluted share, were incurred in the third quarter of 2010. These results compared with an operating loss of $92 million and a net loss of $94 million, or $0.96 per diluted share, in the third quarter of 2009.
     As of September 30, 2010, we had $544 million of cash and cash equivalents and marketable securities compared with $555 million as of June 30, 2010 and $690 million as of December 31, 2009. Uses of cash during the first nine months of 2010 included $129 million for interest, $28 million for severance and other obligations associated with restructuring activities and $18 million for capital expenditures. See Liquidity below for additional information related to our liquidity and expected cash requirements.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Those markets remained weak during the first nine months of 2010, although there were signs of stabilization in some sectors of them.
     Housing starts in the United States are a major source of demand for our products. As reported by the U.S. Census Bureau, housing starts were approximately 134,300 in the first quarter of 2010, 172,000 in the second quarter of 2010 and 161,000 in the third quarter of 2010, which are near the lowest levels recorded in the last 50 years. Industry analysts’ forecasts for new home construction in the United States in 2010 are for a range that does not exceed 630,000 units. The seasonally-adjusted annualized rate of housing starts reported by the U.S. Census Bureau increased to 608,000 units in August and 610,000 units in September after falling below 600,000 units in each of the first three months following expiration of the federal home buyer tax credit at the end of April 2010. We believe 2010 housing starts will be approximately 600,000 units. For 2011, industry analysts’ forecasts for new home construction in the United States are for a range of from 630,000 to 850,000 units. We currently estimate that 2011 housing starts will be approximately 750,000 units.
     As a result of the declines in new home construction, the repair and remodel market, which includes renovation of both residential and nonresidential buildings, currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to 5.2 million units in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The declines in existing home sales in the years before 2009 and continued concerns regarding home resale values have contributed to a decrease in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. A number of industry analysts forecast that residential repair and remodel spending will begin to increase in the fourth quarter of 2010. We currently estimate that overall repair and remodel spending in 2010 will be approximately 2% above the 2009 level and that overall repair and remodel spending in 2011 will be approximately 5% above the 2010 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 44% in 2009 compared with 2008. This followed an 18% decrease in 2008 compared with 2007. Floor space for which new nonresidential construction contracts were signed declined in the first nine months of 2010 compared with the first nine months of 2009. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will decline approximately 14% in 2010 from the 2009 level and will increase 13% in 2011 from the 2010 level.

     The markets that we serve, including, in particular, the housing and construction-based markets, are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at an historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. Those conditions vary regionally, with emerging markets generally recovering from the economic downturn more rapidly than developed regions. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, results of operations and financial condition.
     Our results of operations have been adversely affected by the economic downturn, the continued lack of availability of nonconforming mortgages and illiquidity in commercial construction markets. During the first nine months of 2010, our North American Gypsum segment continued to be adversely affected by the extended downturn in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments and selling prices resulting from the significant reduction in commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 13.3 billion square feet in first nine months of 2010, down approximately 6% compared with 14.2 billion square feet in the first nine months of 2009. We are now estimating that industry shipments in the United States for all of 2010 will be below 18.0 billion square feet.
     U.S. Gypsum shipped 3.25 billion square feet of SHEETROCK® brand gypsum wallboard in the first nine months of 2010, an 11% decrease from 3.66 billion square feet in the first nine months of 2009. The percentage decline of U.S. Gypsum’s wallboard shipments in the first nine months of 2010 compared with the first nine months of 2009 exceeded the decline for the industry primarily due to our efforts to maximize realization of the wallboard price increases we implemented earlier this year and to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States was approximately 25% in the first nine months of 2010 compared to 27% in the first nine months of 2009. Its share of the gypsum wallboard market in the United States was approximately 25% in the third quarter of 2010, unchanged from the second quarter of 2010 and down from 26% in the third quarter of 2009.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of January 1, 2010. We estimate that the industry capacity utilization rate was approximately 51% during the first nine months of both 2010 and 2009. We project that the industry capacity utilization rate will remain at approximately that level for the balance of 2010. Despite our realization of some price improvement since the latter part of the first quarter, at such a low level of capacity utilization, there could be continued pressure on gypsum wallboard selling prices and gross margins.

RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.6 billion square feet of our highest-cost wallboard manufacturing capacity.
     Since January 1, 2007, we have eliminated approximately 4,240 salaried and hourly positions, including 395 positions eliminated during the first nine months of 2010. As part of L&W Supply’s efforts to reduce its cost structure in light of market conditions, it has closed a total of 101 distribution centers since January 1, 2007. It re-opened two distribution centers during the third quarter of 2010 and served its customers from 163 centers in the United States as of September 30, 2010.
     We did not initiate any restructuring activities during the third quarter of 2010. We will continue to adjust our operations to the conditions in our markets.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. In the third quarter of 2010, we recorded long-lived asset impairment charges of $28 million related to three gypsum wallboard production facilities and one paper production facility that were previously idled. During the first six months of 2010, we recorded long-lived asset impairment charges of $5 million related to distribution centers that we closed and a gypsum wallboard production facility that we permanently closed during that period. We recorded these impairment charges because the carrying value of these facilities exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of the recovery in those markets. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during the first nine months of 2010.
     However, if the downturn in our markets does not reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material cash or noncash restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
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

KEY OBJECTIVES AND STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives and strategic priorities:
Objectives:
•	extend our customer satisfaction leadership;

•	improve operating efficiencies and reduce costs;

•	maintain financial flexibility;
Strategic Priorities:
•	strengthen our core businesses;

•	expand internationally;

•	grow product adjacencies by expanding our current product lines; and

•	accelerate innovation.
Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2010	2009	(Decrease)

Three Months ended September 30:
Net sales	$758	$822	(8)%
Cost of products sold	707	784	(10)%
Gross profit	51	38	34%
Selling and administrative expenses	74	67	10%
Restructuring and long-lived asset impairment charges	35	22	59%
Goodwill and other intangible asset impairment charges	—	41	—
Operating loss	(58)	(92)	(37)%
Interest expense	45	42	7%
Interest income	(1)	(2)	(50)%
Other income, net	—	(1)	—
Income tax benefit	(2)	(37)	(95)%
Net loss	(100)	(94)	6%
Diluted loss per share	(1.00)	(0.96)	4%

Nine Months ended September 30:
Net sales	$2,243	$2,515	(11)%
Cost of products sold	2,123	2,378	(11)%
Gross profit	120	137	(12)%
Selling and administrative expenses	231	219	5%
Restructuring and long-lived asset impairment charges	54	51	6%
Goodwill and other intangible asset impairment charges	—	41	—
Operating loss	(165)	(174)	(5)%
Interest expense	134	120	12%
Interest income	(3)	(3)	—
Other income, net	—	(10)	—
Income tax benefit	(12)	(92)	(87)%
Net loss	(284)	(189)	50%
Diluted loss per share	(2.85)	(1.91)	49%

NET SALES
Consolidated net sales in the third quarter of 2010 were down $64 million, or 8%, compared with the third quarter of 2009. This decrease reflected a 7% decline in net sales for North American Gypsum, a 15% decline in net sales for Building Products Distribution and slightly higher net sales for Worldwide Ceilings. The lower level of net sales in the third quarter of 2010 for North American Gypsum was largely attributable to a 12% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 1% decrease in average gypsum wallboard selling prices compared with the third quarter of 2009. Net sales for Building Products Distribution were down primarily due to a 24% decrease in gypsum wallboard volume, partially offset by 6% higher gypsum wallboard selling prices, and a 12% decrease in sales of other products. Net sales for Worldwide Ceilings were up slightly reflecting increased shipments of ceiling tile (up 9%) in the United States, partially offset by lower demand for several product lines in

Europe and Latin America.
     Consolidated net sales in the first nine months of 2010 were down $272 million, or 11%, compared with the first nine months of 2009. This decrease reflected a 7% decline in net sales for North American Gypsum, a 20% decline in net sales for Building Products Distribution and a 1% decline in net sales for Worldwide Ceilings. The lower level of net sales in the first nine months of 2010 for North American Gypsum was largely attributable to an 11% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 6% decrease in average gypsum wallboard selling prices. Net sales for Building Products Distribution were down primarily due to a 21% decrease in gypsum wallboard volume, 4% lower gypsum wallboard selling prices and a 19% decrease in sales of other products. Net sales for Worldwide Ceilings were down primarily due to lower volumes in the United States for ceiling grid (down 2%) and ceiling tile (down 4%), partially offset by increased demand for several product lines in Europe and Latin America.
COST OF PRODUCTS SOLD
Cost of products sold for the third quarter of 2010 decreased $77 million, or 10%, compared with the third quarter of 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in the third quarter of 2010 compared with the third quarter of 2009. A 14% decrease in per unit costs for energy was partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper, and a 2% increase in per unit fixed costs due to lower gypsum wallboard production volume. Compared to the second quarter of 2010, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 1%.
     Cost of products sold for the first nine months of 2010 decreased $255 million, or 11%, compared with the first nine months of 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 3% in the first nine months of 2010 compared with the first nine months of 2009. A 15% decrease in per unit costs for energy was partially offset by a 5% increase in per unit fixed costs due to lower gypsum wallboard production volume.
     For USG Interiors, third quarter 2010 manufacturing costs per unit for ceiling grid increased compared to the third quarter of 2009 primarily due to increasing steel costs during the quarter, but remained favorable for the first nine months of 2010 compared to first nine months of 2009. Manufacturing costs per unit for ceiling tile decreased in the third quarter of 2010, but were higher for first nine months of 2010 compared to the first nine months of 2009 primarily due to higher per unit costs for raw materials, primarily wool and wastepaper, and higher per unit fixed costs due to lower ceiling tile production volume. These unfavorable factors were partially offset by lower per unit costs for energy.
GROSS PROFIT
Gross profit for the third quarter of 2010 increased $13 million, or 34%, compared with the third quarter of 2009. Gross profit as a percentage of net sales was 6.7% for the third quarter of 2010 compared with 4.6% for the third quarter of 2009. The higher percentage for the third quarter of 2010 was primarily due to lower product costs for many product lines that more than offset the impact of lower volume.
     Gross profit for the first nine months of 2010 decreased $17 million, or 12%, compared with the first nine months of 2009. Gross profit as a percentage of net sales was 5.3% for the first nine months of 2010 compared with 5.4% for the first nine months of 2009. The lower percentage for the first nine months of 2010 was primarily due to lower volume and gross margin for gypsum wallboard.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $74 million in the third quarter of 2010 compared with $67 million in the third quarter of 2009, an increase of $7 million, or 10%, primarily reflecting higher expenses associated with our marketing programs and our employee retirement plans. As a percentage of net sales, selling and administrative expenses were 9.8% for the third quarter of 2010 and 8.2% for the third quarter of 2009.
     Selling and administrative expenses totaled $231 million in the first nine months of 2010 compared with $219 million in the first nine months of 2009, an increase of $12 million, or 5%, primarily reflecting higher expenses associated with our employee retirement plans and long-term, share-based incentive compensation plan. As a percentage of net sales, selling and administrative expenses were 10.3% for the first nine months of 2010 and 8.7% for the first nine months of 2009.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
Third quarter 2010 restructuring and long-lived asset impairment charges totaled $35 million. These charges included $6 million for lease obligations and $1 million for severance related to prior-period restructuring activities. The charges for the quarter also included $28 million for long-lived asset impairments related to the write-down of the carrying values of machinery, equipment and buildings at the temporarily idled gypsum wallboard production facilities in Baltimore, Md., and Stony Point, N.Y., one of the temporarily idled gypsum wallboard production facilities in Jacksonville, Fla. and the temporarily idled paper production facility in Jacksonville, Fla. The carrying value of the machinery, equipment and buildings exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of recovery in those markets.
     Total restructuring and long-lived asset impairment charges for the first nine months of 2010 were $54 million. This amount included (1) the $35 million of third quarter charges described above, (2) $7 million of second quarter charges, of which $4 million was for severance, $1 million was for long-lived asset impairments and lease terminations and $2 million was for other exit costs related to the curtailment of operations at a mining facility in Canada, the closure of one distribution center, the closure of an office and warehouse in Europe and continuing charges and adjustments related to prior-period restructuring initiatives and (3) $12 million of first quarter charges, of which $5 million was for severance, $5 million was for long-lived asset impairments and lease terminations and $2 million was for other exit costs related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and the gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled in June 2010.
     Third quarter 2009 restructuring and long-lived asset impairment charges totaled $22 million and consisted of $10 million for asset impairments, $6 million for lease terminations, $4 million for severance and $2 million for other exit costs. Total restructuring and long-lived asset impairment charges for the first nine months of 2009 were $51 million. This amount included the (1) $22 million of third quarter charges described above, (2) $19 million of second quarter charges, of which $6 million was for severance, $5 million was for lease terminations, $3 million was for asset impairments and $5 million was for the write-off of repair parts and other exit costs and (3) $10 million of first quarter charges, of which $7 million related to leased space that we no longer occupy in our corporate headquarters, $2 million was for severance and $1 million was for costs related to production facilities that were temporarily idled or permanently closed prior to 2009.
     Restructuring-related payments totaled $28 million in the first nine months of 2010. We expect future payments to be approximately $10 million during the remainder of 2010, $14 million in 2011 and $9 million after 2011. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We also expect that the future payments will be funded with cash from operations or cash on hand. See Note 3 to the condensed consolidated financial statements for additional information related to our restructuring reserve.

GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES
In the third quarter of 2009, we recorded noncash impairment charges totaling $41 million associated with the goodwill and other intangible assets of L&W Supply. Of this amount, $12 million related to L&W Supply’s remaining goodwill balance and $29 million related to its intangible assets associated with trade names.
INTEREST EXPENSE
Interest expense was $45 million in the third quarter of 2010 compared with $42 million in the third quarter of 2009. For the first nine months of 2010, interest expense was $134 million compared with $120 million for the first nine months of 2009. Interest expense was higher in the 2010 periods primarily due to higher levels of borrowings.
OTHER INCOME, NET
Other income, net was zero in the third quarter of 2010 compared with $1 million in the third quarter of 2009. Other income, net was zero in the first nine months of 2010, while other income, net of $10 million in the first nine months of 2009 reflected the reversal of the remaining $10 million of embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.
INCOME TAX BENEFIT
Income tax benefit was $2 million in the third quarter of 2010, and our income tax benefit was $37 million in the third quarter of 2009. We had an effective tax benefit rate of 1.5% for the third quarter of 2010 and a tax benefit rate of 28.3% for the third quarter of 2009. Income tax benefit was $12 million for the first nine months of 2010 and $92 million for the first nine months of 2009. Our effective tax benefit rates were 4.0% for the first nine months of 2010 and 32.8% for the first nine months of 2009. Since recording a full valuation allowance against the federal and most state deferred tax assets, the effective tax rate in 2010 is lower as we do not benefit losses in those jurisdictions and have a provision in foreign and some state jurisdictions. In addition, during the first quarter of 2010, we recorded a noncash income tax benefit of $19 million related to the fourth quarter of 2009 resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income.
NET LOSS
A net loss of $100 million, or $1.00 per diluted share, was recorded in the third quarter of 2010 compared with a net loss of $94 million, or $0.96 per diluted share, in the third quarter of 2009. A net loss of $284 million, or $2.85 per diluted share, was recorded for the first nine months of 2010 compared with a net loss of $189 million, or $1.91 per diluted share, for the first nine months of 2009.

Core Business Results of Operations

	Three Months		Nine Months
	ended September 30,		ended September 30,
(millions)	2010 (a)	2009 (b)	2010 (a)	2009 (b)

Net Sales:
North American Gypsum:
United States Gypsum Company	$325	$354	$993	$1,117
CGC Inc. (gypsum)	70	69	221	194
USG Mexico, S.A. de C.V.	37	37	110	106
Other (c)	7	10	22	30
Eliminations	(26)	(27)	(81)	(84)

Total	413	443	1,265	1,363

Building Products Distribution:
L&W Supply Corporation	281	329	811	1,019

Worldwide Ceilings:
USG Interiors, Inc.	114	108	328	339
USG International	59	60	173	167
CGC Inc. (ceilings)	15	14	48	42
Eliminations	(14)	(9)	(38)	(31)

Total	174	173	511	517

Eliminations	(110)	(123)	(344)	(384)

Total	$758	$822	$2,243	$2,515

Operating Profit (Loss):
North American Gypsum:
United States Gypsum Company	$(46)	$(31)	$(99)	$(77)
CGC Inc. (gypsum)	3	1	16	2
USG Mexico, S.A. de C.V.	5	4	12	9
Other (c)	(5)	(5)	(18)	(6)

Total	(43)	(31)	(89)	(72)

Building Products Distribution:
L&W Supply Corporation	(24)	(73)	(85)	(109)

Worldwide Ceilings:
USG Interiors, Inc.	17	16	47	48
USG International	3	2	8	4
CGC Inc. (ceilings)	1	3	7	5

Total	21	21	62	57

Corporate	(13)	(12)	(50)	(53)
Eliminations	1	3	(3)	3

Total	$(58)	$(92)	$(165)	$(174)

(a)	The total operating loss for the third quarter of 2010 included restructuring and long-lived asset impairment charges totaling $35 million. On a segment basis, $30 million of the charges related to North American Gypsum and $5 million to Building Products Distribution. The total operating loss for the first nine months of 2010 included restructuring and long-lived asset impairment charges totaling $54 million. On a segment basis, $40 million of the charges related to North American Gypsum and $14 million to Building Products Distribution.

(b)	The total operating loss for the third quarter of 2009 included restructuring and long-lived asset impairment charges totaling $22 million. On a segment basis, $11 million of the charges related to North American Gypsum, $8 million to Building Products Distribution, $2 million to Worldwide Ceilings and $1 million to Corporate. The total operating loss for the first nine months of 2009 included restructuring and long-lived asset impairment charges totaling $51 million. On a segment basis, $24 million of the charges related to North American Gypsum, $14 million to Building Products Distribution, $3 million to Worldwide Ceilings and $10 million to Corporate. The total operating losses for the third quarter and first nine months of 2009 also included goodwill and other intangible asset impairment charges of $41 million related to Building Products Distribution.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $413 million in the third quarter of 2010 compared with $443 million in the third quarter of 2009, a decline of $30 million, or 7%. An operating loss of $43 million was incurred in the third quarter of 2010 compared with an operating loss of $31 million in the third quarter of 2009. Net sales were $1.265 billion in the first nine months of 2010 compared with $1.363 billion in the first nine months of 2009, a decline of $98 million, or 7%. An operating loss of $89 million was incurred in the first nine months of 2010 compared with an operating loss of $72 million in the first nine months of 2009.
United States Gypsum Company: Net sales in the third quarter of 2010 declined $29 million, or 8%, compared with the third quarter of 2009. Approximately $17 million of the decrease was attributable to a 12% decline in SHEETROCK® brand gypsum wallboard volume and approximately $1 million of the decrease was attributable to a 1% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $6 million, while net sales of other complementary products were down $5 million compared with the third quarter of 2009.
     An operating loss of $46 million was recorded in the third quarter of 2010 compared with an operating loss of $31 million in the third quarter of 2009. The $15 million unfavorable change in operating loss reflected a $19 million increase in restructuring and long-lived asset impairment charges and a $4 million decrease in gross profit for SHEETROCK® brand joint treatment products, partially offset by an aggregate operating profit improvement of $8 million primarily due to increased gross profit for several complementary product lines, including DUROCK® brand cement board and FIBEROCK® brand gypsum fiber panels. A $2 million decrease due to the lower gypsum wallboard volume was offset by a $2 million increase due to a higher gypsum wallboard gross margin as a result of 2% lower per unit costs.
     New housing construction remained weak through the third quarter of 2010, resulting in reduced demand for gypsum wallboard compared to the third quarter of 2009. U.S. Gypsum shipped 1.03 billion square feet of SHEETROCK® brand gypsum wallboard in the third quarter of 2010, a 12% decrease from 1.17 billion square feet in the third quarter of 2009. We estimate that the industry capacity utilization rate averaged approximately 50% for the third quarter of 2010. The capacity utilization rate was approximately 42% for U.S. Gypsum during that quarter.
     In the third quarter of 2010, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $114.45 per thousand square feet, down 1% from $115.33 in the third quarter of 2009 and up slightly from $114.17 in the second quarter 2010.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in the third quarter of 2010 compared with the third quarter of 2009. A 14% decrease in per unit costs for energy was partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper, and a 2% increase in per unit fixed costs due to lower gypsum wallboard production volume. Compared to the second quarter of 2010, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 1%.
     Net sales and gross profit for SHEETROCK® brand joint treatment products declined $6 million and $4 million, respectively, for the third quarter of 2010 compared with the third quarter of 2009. These results reflected 8% lower joint compound volume partially offset by 2% higher average realized selling prices. Manufacturing costs per unit for joint compound products increased 6%, primarily due to increased packaging costs. Net sales of DUROCK® brand cement board increased in the third quarter of 2010 compared with the third quarter of 2009 due to 4% higher selling prices, while volume was unchanged. Gross profit for cement board also benefited from 3% lower per unit manufacturing costs. Net sales for FIBEROCK® brand gypsum fiber panels also increased in the third quarter of 2010 compared with the third quarter of 2009 reflecting a 6% increase in volume partially offset by a 5% decrease in selling prices. Gross profit for gypsum fiber panels increased due to the increased volume and 8% lower per unit manufacturing costs.

CGC Inc.: Net sales increased $1 million, or 1%, in the third quarter of 2010 compared with the third quarter of 2009. The favorable effects of currency translation increased net sales by $4 million, while net sales of SHEETROCK® brand gypsum wallboard declined $1 million and net sales of nonwallboard products decreased $2 million. Operating profit increased to $3 million in the third quarter of 2010 compared with $1 million in the third quarter of 2009 primarily due to an aggregate $2 million increase in gross profit for nonwallboard products.
USG Mexico, S.A. de C.V.: Net sales in the third quarter of 2010 for our Mexico-based subsidiary were $37 million, unchanged from the third quarter of 2009. A $2 million decrease in sales of SHEETROCK® brand gypsum wallboard was offset by an aggregate $2 million increase in net sales of complementary products. The lower level of gypsum wallboard sales reflected a 27% decrease in volume, partially offset by a 5% increase in selling prices. Operating profit was $5 million in the third quarter of 2010 compared with $4 million in the third quarter of 2009.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the third quarter of 2010 were $281 million, down $48 million, or 15%, compared with the third quarter of 2009. A 24% decrease in gypsum wallboard shipments, which adversely affected net sales by $26 million, was partially offset by a 6% increase in average gypsum wallboard selling prices which favorably affected sales by $5 million. Net sales of construction metal products decreased $7 million, or 10%, while net sales of ceilings products increased $1 million, or 2%. Net sales of all other nonwallboard products decreased $21 million, or 23%. As a result of lower product volumes, same-location net sales for the third quarter of 2010 were down 5% compared with the third quarter of 2009.
     An operating loss of $24 million was incurred in the third quarter of 2010 compared with an operating loss of $73 million in the third quarter of 2009. The $49 million favorable change in operating loss primarily reflected a $41 million charge recorded in the third quarter of 2009 for goodwill and other intangible asset impairment, a $15 million decrease in operating expenses and a $3 million decrease in restructuring charges. The lower gypsum wallboard shipments adversely affected operating profit by $5 million. A 6% decline in gypsum wallboard gross margin reduced operating profit by $1 million. The decline in wallboard gross margin was attributable to a reduction in vendor rebates as a result of the decrease in volume. Gross profit for other product lines decreased $4 million.
     For the first nine months of 2010, L&W Supply’s net sales were $811 million compared with $1.019 billion for the first nine months of 2009, a decline of 20%. An operating loss of $85 million was incurred in the first nine months of 2010 compared with an operating loss of $109 million in the first nine months of 2009.
     L&W Supply re-opened two distribution centers and opened one new center during the third quarter of 2010 and served its customers from 163 centers in the United States as of September 30, 2010. L&W Supply operated 164 centers as of December 31, 2009 and 184 centers as of September 30, 2009.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $174 million in the third quarter of 2010 compared with $173 million in the third quarter of 2009. Operating profit in the third quarter of 2010 was $21 million, unchanged from the third quarter of 2009. For the first nine months of 2010, net sales were $511 million compared with $517 million in the first nine months of 2009, a decrease of 1%. However, operating profit increased $5 million, or 9%, to $62 million compared with $57 million for first nine months of 2009.
USG Interiors, Inc.: Net sales in the third quarter of 2010 for our domestic ceilings business were $114 million and its operating profit was $17 million. These results compared with net sales of $108 million and operating profit of $16 million for the third quarter of 2009.
     Net sales of ceiling tile increased $3 million in the third quarter of 2010 compared with the third quarter of 2009 reflecting a 9% increase in volume, partially offset by 2% lower selling prices. Sales of ceiling grid were virtually unchanged as 2% higher selling prices were offset by 2% lower volume. Sales of other products increased $3 million.

     Gross profit for ceiling tile and other products increased an aggregate of $1 million, while gross profit for ceiling grid was unchanged in the third quarter of 2010 compared with the third quarter of 2009. A modest increase in gross margin for ceiling grid was offset by the lower volume.
USG International: USG International reported net sales of $59 million in the third quarter of 2010 compared with $60 million in the third quarter of 2009. Operating profit was $3 million in the third quarter of 2010 compared with $2 million in the third quarter of 2009 which included $2 million in restructuring charges. These results reflected reduced demand for ceiling grid in Europe and complementary gypsum products in Latin America.
CGC Inc.: Net sales were $15 million in the third quarter of 2010, an increase of $1 million compared with the third quarter of 2009. Operating profit declined to $1 million compared with $3 million in the third quarter of 2009 primarily due to lower grid volume and higher ceiling tile and grid costs.
Liquidity and Capital Resources
LIQUIDITY
As of September 30, 2010, we had $544 million of cash and cash equivalents and marketable securities compared with $555 million as of June 30, 2010 and $690 million as of December 31, 2009. Uses of cash during the first nine months of 2010 included $129 million for interest, $28 million for severance and other obligations associated with restructuring activities and $18 million for capital expenditures. Our total liquidity as of September 30, 2010 was $688 million, including $144 million in borrowing availability under our revolving credit facilities.
     Our cash and marketable securities are invested pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 6 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
     Our credit facility, which is guaranteed by, and secured by trade receivables and inventory of, our significant domestic subsidiaries, matures in August 2012 and provides for revolving loans of up to $500 million based upon a borrowing base determined by reference to the levels of trade receivables and inventory securing the facility. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility has a single financial covenant — a minimum fixed charge coverage ratio — that will only apply if borrowing availability under the facility is less than $75 million. We do not satisfy the fixed charge coverage ratio as of the date of this report. As of the most recent borrowing base report delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2010, our borrowing availability under the credit facility, taking into account outstanding letters of credit of $80 million and the $75 million availability requirement for the minimum fixed charge coverage ratio not to apply, was $115 million. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of September 30, 2010 was $29 million.
     We expect that our total capital expenditures for 2010 may increase to $50 million, depending on the timing of several projects, compared with $44 million for 2009. In the first nine months of 2010, our capital expenditures totaled $18 million. Interest payments will increase to approximately $170 million in 2010 compared with $139 million in 2009 due to the higher level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
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
     Despite our present liquidity position, an uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during the last several years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to maintain our financial flexibility, but there can be no assurance that our efforts will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations. Due to the extended downturn in our markets and uncertainty concerning the timing and pace of the expected recovery, we are considering accessing the financial markets to obtain additional financing to enhance our liquidity. There can be no assurance that we will be able to obtain financing on acceptable terms, or at all.
CASH FLOWS
The following table presents a summary of our cash flows:

	Nine Months
	ended September 30,
(millions)	2010	2009

Net cash provided by (used for):
Operating activities	$(126)	$70
Investing activities	(160)	(34)
Financing activities	(6)	109
Effect of exchange rate changes on cash	2	5

Net (decrease) increase in cash and cash equivalents	$(290)	$150

Operating Activities: The variation between the first nine months of 2010 and the first nine months of 2009 was largely attributable to a $54 million increase in receivables in the 2010 period compared with a $58 million decrease in the 2009 period. The variation in receivables largely reflected 5% higher net sales in the third quarter of 2010 compared with the fourth quarter of 2009, while net sales declined 16% in the third quarter of 2009 compared with the fourth quarter of 2008. In addition, inventories increased $8 million in the first nine months of 2010 compared with an $82 million decrease in the same prior-year period. The decrease in the 2009 period primarily reflected a company-wide initiative to optimize inventory levels relative to business conditions.
Investing Activities: The variation between the first nine months of 2010 and the first nine months of 2009 reflects a net increase of $144 million in marketable securities during the 2010 period, partially offset by an $18 million decrease in capital spending.
Financing Activities: The variation between the first nine months of 2010 and the first nine months of 2009 primarily reflects a lower level of financing activities during the 2010 period compared with our completion of an offering of $300 million of 9.75% senior notes in the third quarter of 2009, the effect of which was partially offset by our first quarter 2009 repayment of $190 million of outstanding borrowings under our revolving credit facility.
CAPITAL EXPENDITURES
Capital spending amounted to $18 million in the first nine months of 2010 compared with $36 million in the first nine months of 2009. Because of the high level of investment that we made in our operations in 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2010 to no more than approximately $50 million depending on the timing of several projects. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $246 million as of September 30, 2010 compared with $242 million as of December 31, 2009. Approved expenditures as of September 30, 2010 included $210 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed at least until 2012. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other financings.
WORKING CAPITAL
As of September 30, 2010, working capital (current assets less current liabilities) amounted to $747 million, and the ratio of current assets to current liabilities was 2.45-to-1. As of December 31, 2009, working capital amounted to $939 million, and the ratio of current assets to current liabilities was 2.91-to-1.
Cash and Cash Equivalents and Marketable Securities: As of September 30, 2010, we had $544 million of cash and cash equivalents and marketable securities compared with $555 million as of June 30, 2010 and $690 million as of December 31, 2009. Uses of cash during the first nine months of 2010 included $129 million for interest, $28 million for severance and other obligations associated with restructuring activities and $18 million for capital expenditures.
Receivables: As of September 30, 2010, receivables were $411 million, up $54 million, or 15%, from $357 million as of December 31, 2009. This increase primarily reflected a $52 million, or 18%, increase in customer receivables primarily due to a 10% increase in consolidated net sales in September 2010 compared with December 2009 and a reduction in customer rebate accruals during the first nine months of 2010.
Inventories: As of September 30, 2010, inventories were $297 million, up $8 million, or 3%, from $289 million as of December 31, 2009 reflecting an increase of $5 million in finished goods and work-in-progress and an increase of $3 million in raw materials.
Accounts Payable: As of September 30, 2010, accounts payable were $223 million, up $18 million, or 9%, from $205 million as of December 31, 2009 primarily due to a 2% increase in cost of goods sold in September 2010 compared with December 2009 and our continued efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of September 30, 2010, accrued expenses were $276 million, up $3 million, or 1% from $273 million as of December 31, 2009. The higher level of accrued expenses primarily reflected an increase in accruals of $7 million for derivatives related to our natural gas and foreign exchange hedging activity, $2 million for property taxes and $1 million for group health insurance, partially offset by a decrease of $8 million in accruals for incentive compensation plans.
MARKETABLE SECURITIES
We have been investing in marketable securities in 2010. These securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet. The realized and unrealized gains and losses for the nine months ended September 30, 2010 were immaterial. See Note 6 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $1.959 billion as of September 30, 2010 compared with $1.962 billion as of December 31, 2009. There were no borrowings outstanding under our revolving credit facilities as of September 30, 2010. See Note 8 to the condensed consolidated financial statements for additional information regarding our debt.

Realization of Deferred Tax Asset
An income tax benefit of $2 million was recorded in the third quarter of 2010. The effective tax benefit rate for the quarter was 1.5%.
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
     As of September 30, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.401 billion that are available to offset future federal taxable income and will expire in the years 2026-2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $51 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.548 billion would need to be generated during the period before their expiration. In addition, we had federal foreign tax credit carryforwards of $6 million that will expire in 2015. As of September 30, 2010, we had gross deferred tax assets related to our state NOLs and tax credit carryforwards of approximately $264 million which expire in the years 2011-2030. In addition, we had gross deferred tax assets related to our foreign NOLs of approximately $6 million which do not expire. During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses for the first nine months of 2010, we recorded additional valuation allowances of $32 million in the first quarter, $25 million in the second quarter and $44 million in the third quarter against our deferred tax assets. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. As a result, as of September 30, 2010, our deferred tax assets valuation allowance was $873 million. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
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

     Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the cumulative ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an “ownership change,” utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. If an ownership change had occurred as of September 30, 2010, our annual NOL utilization would have been limited to approximately $54 million per year. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of September 30, 2010, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $4 million and $1 million, respectively. The total amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate, was $33 million.
     Our federal income tax returns for 2006 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. For the years 2007 and 2008, we are currently under audit by the IRS. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $20 million to $25 million.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions relating to Chinese-manufactured drywall distributed by L&W Supply Corporation in the southeastern United States in 2006 and 2007. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.
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

     We believe that appropriate accruals have been established for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect the environmental matters or any other litigation matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows.
     See Note 16 to the condensed consolidated financial statements for additional information regarding litigation matters.
Mine Safety
The operation of our nine mines and quarries in the United States is subject to regulation and inspection under the Federal Mine Safety and Health Act of 1977, or Safety Act. From time to time, inspection of our mines and quarries and their operation results in our receipt of citations or orders alleging violations of health or safety standards or other violations under the Safety Act. We are usually able to resolve the matters identified in the citations or orders with little or no assessments or penalties.
     During the quarter ended September 30, 2010, we received 35 citations alleging health and safety violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Safety Act. The total dollar value of proposed assessments from the Mine Safety and Health Administration under the Act with respect to those citations, some of which are being contested, was approximately $16,600. However, no assessment has yet been made with respect to 20 of the citations. During the quarter ended September 30, 2010, no assessments or penalties were paid with respect to citations received in prior quarters.
     Set forth below is information with respect to the gypsum mines with respect to which citations were received during the quarter ended September 30, 2010:

		Proposed Assessments
Location of Mine/Quarry	Number of Citations	to Date

Empire, Nevada	2
Fort Dodge, Iowa	5
Plaster City, California	9	$15,249
Shoals, Indiana	1	162
Southard, Oklahoma	3	918
Sperry, Iowa	12
Sweetwater, Texas	3	262

     We did not receive any citations for unwarrantable failure to comply with health and safety standards under the Safety Act, any orders under the Safety Act regarding withdrawal from a mine as a result of failure to abate in a timely manner a health and safety violation for which a citation was issued or any imminent danger orders under the Safety Act during the quarter ended September 30, 2010. Also, there were no flagrant violations and no mining-related fatalities during that quarter.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 12, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2010.

Recent Accounting Pronouncement
In July 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures will become effective for both our interim and annual reporting periods ending after December 15, 2010. We are currently reviewing this update to determine the impact, if any, that it may have on our financial disclosures, and we will adopt its provisions when they become effective.
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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2010, 2011 and 2012 and the notional amount of these hedge contracts was $83 million as of September 30, 2010. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of September 30, 2010 was $4 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $21 million, and they all mature by December 31, 2010. As of September 30, 2010, the fair value of these hedges was a $1 million unrealized loss.
     We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts is $117 million and they mature by March 28, 2012. The fair value of these contracts was a $1 million unrealized loss as of September 30, 2010. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of September 30, 2010 was $10 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of September 30, 2010, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
See Note 9 to the condensed consolidated financial statements for additional information regarding our financial exposures.

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

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on September 30, 2010 into a total of approximately 3,255 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 6. EXHIBITS
4.1	Registration Rights Agreement, dated as of September 8, 2010, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 13, 2010)
10.1	Second Amendment and Restatement Agreement dated as of January 7, 2009, among USG Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit A to this agreement is filed as Exhibit 10.2 to this Report) *
10.2	Second Amendment and Restated Credit Agreement dated as of January 7, 2009, among USG Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent * **
10.3	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A.
10.4	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Bank, N.A., as administrative agent * **
10.5	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee *
10.6	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank * **

10.7	Form of Restricted Stock Units Agreement *

10.8	Form of Performance Based Restricted Stock Units Agreement *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *
101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009, (2) the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, (3) the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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
William J. Kelley Jr.,
Vice President and Controller

October 29, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit

4.1	Registration Rights Agreement, dated as of September 8, 2010, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 13, 2010)

10.1	Second Amendment and Restatement Agreement dated as of January 7, 2009, among USG Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit A to this agreement is filed as Exhibit 10.2 to this Report) *

10.2	Second Amended and Restated Credit Agreement dated as of January 7, 2009, among USG Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Credit Partners, L.P., as Syndication Agent * **

10.3	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A. *

10.4	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Bank, N.A., as administrative agent * **

10.5	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee *

10.6	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank * **

10.7	Form of Restricted Stock Units Agreement *

10.8	Form of Performance Based Restricted Stock Units Agreement *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009, (2) the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, (3) the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.