Form 10-K
period 2010-12-31
USG CORP
filed 2011-02-11
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
     The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,236,646,720.
     The number of shares of the registrant’s common stock outstanding as of January 31, 2011 was 102,875,612.
Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2011 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Housing starts in the United States, which are a major source of demand for our products and services, increased slightly in 2010 after declining in each of the previous three years but remain near the lowest levels recorded in the last 50 years. Based on preliminary data issued by the U.S. Census Bureau, the rate of new home construction in the United States increased by approximately 6% in 2010 compared with 2009. This followed a 39% decrease in 2009 compared with 2008 and a 33% decrease in 2008 compared with 2007. Most industry analysts have forecast improvement in the level of new home construction in 2011, but new home construction may not improve much, if at all, from the 2010 level if high unemployment continues, the inventory of unsold homes and foreclosures remain at their current levels, tight mortgage lending policies continue or mortgage interest rates continue to increase in 2011.
     The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.9 million units in 2010, the lowest level since 1997 and a 4.8% decrease from the 2009 level of 5.2 million units. Sales of existing homes had increased in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards contributed to a decrease in demand for our products from the residential repair and remodel market in 2010. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2010 increased approximately 1% above the 2009 level and that overall repair and remodel spending in 2011 will be approximately 3% above the 2010 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 18% in 2010 compared with 2009. This followed a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2011 from the 2010 level.
     We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. During 2010, we (1) permanently closed our gypsum wallboard production facility in Southard, Okla., (2) temporarily idled a gypsum wallboard production facility in Stony Point, N.Y., and gypsum wallboard and plaster production facilities and a gypsum quarry in Empire, Nev., and

(3) permanently closed gypsum wallboard production facilities in Fort Dodge, Iowa, and Jacksonville, Fla., and paper production facilities in Clark, N.J., and South Gate, Calif., that had been idled in 2008 and 2009. In the first quarter of 2011, we will temporarily idle our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. During 2010, we also eliminated approximately 650 salaried and hourly positions and closed five distribution centers. Since January 1, 2007, we have eliminated approximately 4,500 salaried and hourly positions and closed a total of 103 distribution centers. Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. If conditions in our markets and the broader economy do not improve significantly, we will evaluate plans to further reduce costs, further improve operational efficiency and maintain adequate liquidity.
     The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings, the net sales of which accounted for approximately 49%, 31% and 20%, respectively, of our 2010 consolidated net sales.
North American Gypsum
BUSINESS
North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 24% of total domestic gypsum wallboard sales in 2010. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with a more than 55% market share in 2010.
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
     In 2010, U.S. Gypsum introduced SHEETROCK® Brand UltraLight Panels. This new, lightweight gypsum wallboard product is up to 30% lighter than competing brands. It is currently being sold in more than 300 The Home Depot, Inc. stores and by more than 100 gypsum specialty dealers throughout the Midwest, Northeast and Southeast regions. We expect this innovative new product to be available nationwide by the end of 2011.

MANUFACTURING
North American Gypsum manufactures products at 39 plants. North American Gypsum’s plants are located throughout the United States, Canada and Mexico.
     Gypsum rock is mined or quarried at 13 company-owned locations in North America. As a result of the current market environment, two other quarries were temporarily idled in 2010. Our mines and quarries provided approximately 60% of the gypsum used by our plants in North America in 2010. As of December 31, 2010, our geologists estimated that our recoverable rock reserves are sufficient for more than 35 years of operation based on our average annual production of crude gypsum during the past five years of 6.5 million tons. Proven reserves contain approximately 229 million tons. Additional reserves of approximately 157 million tons are found on four properties not in operation.
     Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2010, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 36% and 4%, respectively, of the gypsum used in our plants.
     Synthetic gypsum is a byproduct of flue gas desulphurization carried out by electric generation or industrial plants that burn coal as a fuel. The suppliers of this kind of gypsum are primarily power companies, which are required to operate scrubbing equipment for their coal-fired generating plants under federal environmental regulations. We have entered into a number of long-term supply agreements to acquire synthetic gypsum. We generally take possession of the gypsum at the producer’s facility and transport it to our wallboard plants by ship, river barge, railcar or truck. The supply of synthetic gypsum continues to increase as more power generation plants are fitted with desulphurization equipment. Seven of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another five use it for some of their needs. The U.S. Environmental Protection Agency, or U.S. EPA, classifies synthetic gypsum as a non-hazardous waste. However, the U.S. EPA is considering a regulation that could affect the use, storage and disposal of synthetic gypsum. See Item 1A, Risk Factors.
     We own eight paper production facilities located across the United States. As a result of the current market environment, we have idled two of these facilities and, during 2010, we permanently closed two others. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. Less than 1% of our paper supply was purchased from outside suppliers during 2010.
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
     Based on our estimates using publicly available data, internal surveys and gypsum wallboard shipment data from the Gypsum Association, we estimate that during 2010
•	residential and nonresidential repair and remodel activity generated about 58% of volume demand for gypsum wallboard,

•	new residential construction generated about 29% of volume demand,

•	new nonresidential construction generated about 9% of volume demand, and

•	other activities, such as exports and temporary construction, generated the remaining 4% of volume demand.

COMPETITION
The Gypsum Association estimates that United States industry shipments of gypsum wallboard (including imports) in 2010 were 17.3 billion square feet. U.S. Gypsum shipped 4.19 billion square feet of wallboard in 2010, or approximately 24% of the total industry shipments of gypsum wallboard in the United States.
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
Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading distributor of gypsum wallboard and other building materials in the United States. In 2010, L&W Supply distributed approximately 9% of all gypsum wallboard in the United States, including approximately 33% of U.S. Gypsum’s wallboard production. During 2010, approximately 30% of L&W Supply’s net sales were from new nonresidential construction.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 32% of its 2010 net sales), joint compound and other gypsum products manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, Inc., such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing products and accessories. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
     In the current market environment, L&W Supply is primarily focused on reducing its cost structure and optimizing its asset utilization. L&W Supply closed five and opened four distribution centers in 2010. It closed 37 distribution centers in 2009 and 54 centers in 2008. The closures have been widely dispersed throughout the markets that L&W Supply serves. As of December 31, 2010, L&W Supply continued to serve its customers from 163 centers in the United States. It operated 164 centers as of December 31, 2009 and 198 centers as of December 31, 2008. L&W Supply from time to time evaluates opportunities to grow its specialty distribution business taking into account the current market environment.
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
MANUFACTURING
Worldwide Ceilings manufactures products at 16 plants located in North America, Europe and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite, starch and high-pressure laminates. We produce some of these raw materials and obtain others from outside suppliers.
MARKETING AND DISTRIBUTION
Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2010, approximately 34% of Worldwide Ceilings’ net sales were from new nonresidential construction. Products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.
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
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 11, 2011).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Corporate Innovation Center in Libertyville, Ill. Research team members collaborate with suppliers, universities and national research laboratories to provide product support and to develop new products and technologies for our operating units. With unique fire, acoustical, structural and environmental testing capabilities, the research center allows us to conduct our own on-site evaluation of products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant.

We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes. Research and development activities were scaled back during the past three years in response to market conditions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in 2010, $13 million in 2009 and $19 million in 2008.
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
SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in 2010, approximately 14% in 2009 and approximately 10% in 2008.
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
As of December 31, 2010, we had approximately 9,250 employees worldwide.
See Note 13 to the Consolidated Financial Statements for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations and climate change may have on our businesses and operating results.

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
Our businesses can be adversely affected by economic and financial conditions, including restrictive lending practices, and are cyclical in nature. Prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results.
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
     Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Housing starts in the United States, which are a major source of demand for our products and services, increased 6% in 2010 after declining in each of the previous three years but remain near the lowest levels recorded in the last 50 years. Most industry analysts have forecast improvement in the level of new home construction in 2011, but new home construction may not improve much, if at all, from the 2010 level if high unemployment continues, the inventory of unsold homes and foreclosures remain at their current levels, tight mortgage lending policies continue or mortgage interest rates continue to increase in 2011. In December 2010, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 529,000 units. Industry analysts’ forecasts for new home construction in the United States in 2011 are for a range of from 590,000 to 770,000 units. We currently estimate that 2011 housing starts will be approximately 680,000 units.
     The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.9 million units in 2010, the lowest level since 1997 and a 4.8% decrease from the 2009 level of 5.2 million units. Sales of existing homes had increased in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards contributed to a decrease in demand for our products from the residential repair and remodel market in 2010. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2010 increased approximately 1% above the 2009 level and that overall repair and remodel spending in 2011 will be approximately 3% above the 2010 level.
     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 18% in 2010 compared with 2009. This followed a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2011 from the 2010 level.
     Prices for our products are affected by overall supply and demand in the markets for our products and our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry wide in the United States. Industry capacity in the United States was approximately 32.9 billion square feet as of December 31, 2010. Industry shipments of wallboard in the United States (including imports) were an estimated 17.3 billion square feet in 2010 compared with 18.4 billion square feet in 2009. Prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, financial condition and operating results.
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
     Because we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. Those conditions vary regionally, with emerging markets generally recovering from the economic downturn more rapidly than developed regions. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and operating results.
Our customers and suppliers are exposed to risks associated with the economic downturn and financial conditions that could adversely affect their payment of our invoices or the continuation of their businesses at the same level.
The businesses of many of our customers and suppliers are exposed to risks related to the current economic environment. A number of our customers and suppliers have been and may continue to be adversely affected by unsettled financial conditions in their markets, disruptions to the capital and credit markets and decreased demand for their products and services. In the event that any of our large customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, further reductions in demand for our products and services, failure of customers to pay invoices when due and other adverse effects that may have a material adverse effect on our business, financial condition and operating results.

Our substantial indebtedness may adversely affect our business, financial condition and operating results.
As of December 31, 2010, we had $2.331 billion ($2.308 billion, net of debt discount of $23 million) of indebtedness. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to
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
•	incur additional indebtedness,

•	make guarantees,

•	sell assets or make other fundamental changes,

•	engage in mergers and acquisitions,

•	make investments,

•	enter into transactions with affiliates,

•	change our business purposes, and

•	enter into sale and lease-back transactions.
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
     We also compete through our use and improvement of information technology. In order to remain competitive, we need to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have provided manual processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers’ expectations regarding the capabilities and reliability of our systems may materially and adversely affect our operating results, particularly during any prolonged period of disruption.
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
The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high-pressure laminates. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. We may not be able to pass increased raw material prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw material prices or if we cannot effectively hedge against price increases, our operating results may be materially and adversely affected.
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
     Steel is used as the primary raw material in ceiling grid. Steel prices have been volatile, and there is no guarantee that we can pass on higher steel costs to our customers in the form of higher ceiling grid prices.
     Approximately one-third of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion byproduct, or CCB, resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. Seven of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another five use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, which are required under federal environmental regulations to operate scrubbing equipment for their coal-fired generating plants.

     Environmental regulatory changes or changes in methods used to comply with environmental regulations could adversely affect the price and availability of synthetic gypsum. The U.S. EPA currently classifies synthetic gypsum as a non-hazardous waste. In June 2010, in the wake of a December 2008 coal ash spill from a surface impoundment in Kingston, Tenn. (operated by an unrelated third party), the U.S. EPA proposed two alternative regulations that would address the storage and disposal of all CCBs, including synthetic gypsum. One of the proposed regulations would regulate the transportation, storage and disposal of CCBs as “special” waste, except when they are “beneficially used.” The U.S. EPA has stated that synthetic gypsum used in wallboard is considered a “beneficial use,” although the proposed regulation does not specifically address the regulatory status of synthetic gypsum prior to its incorporation into wallboard or at the time such wallboard ultimately is disposed. The comment period on the U.S. EPA’s proposed rules ended on November 19, 2010. If the U.S. EPA adopts a final regulation that affects the use, storage or disposal of synthetic gypsum, it could have a material adverse effect on our results of operations, financial position or cash flows. This effect would depend on, among other things, the regulation’s impact, if any, on the cost or supply of synthetic gypsum used in manufacturing wallboard and the demand for wallboard made with synthetic gypsum.
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
     In addition, our profit margins are affected by costs related to maintaining our employee benefit plans (pension and medical insurance for active employees and retirees). The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by the level of interest rates and assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health care cost trend rates. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.
Fluctuations in the market price of natural gas may have a material adverse effect on our business, financial condition and operating results.
We use natural gas extensively in the production of gypsum and interior systems products in the United States, Canada and Mexico. As a result, our profitability, operating cash flows and future rate of growth are highly dependent on the price of natural gas, which historically has been very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices. In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging agreements. We benefit from the hedge agreements when spot prices exceed contractually specified prices. During 2009 and 2010, however, the market price for natural gas declined, and we were more limited in our ability to take advantage of decreasing market prices than some of our competitors. We include options as part of our hedging strategy to provide protection if gas prices increase significantly while allowing us to take advantage of lower gas prices. Any substantial or extended decline in prices of, or demand for, natural gas could cause our production costs to be greater than those of our competitors. Similarly, our increased use of options could cause our production costs to be greater than those of our competitors if the strike price of the option is set above the market. A significant production cost differential could have a material adverse effect on our business, financial condition and operating results.

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
Certain of our important customers are large companies with significant buying power. In addition, potential further consolidation in our distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues, operating results and financial position may be materially and adversely affected.
We are subject to environmental and safety laws and regulations that may change. These laws and regulations could cause us to make modifications to how we manufacture and price our products. They and the effects of climate change could also require that we make significant capital investments or otherwise increase our costs.
We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we were to fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials. Environmental laws and regulations tend to become more stringent over time, and we could incur material expenses relating to compliance with future environmental laws. As noted above, the U.S. EPA is considering a regulation that could affect the classification, use, storage and disposal of synthetic gypsum.
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
     The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. In December 2009, the U.S. EPA issued its findings that certain greenhouse gases, including carbon dioxide, endanger the public health and welfare. Subsequently, the U.S. EPA issued two rules that will make greenhouse gas emissions from both stationary and mobile sources subject to regulation under the existing federal Clean Air Act. In April 2010, the U.S. EPA, jointly with the U.S. Department of Transportation’s National Highway Traffic Safety Administration, issued a rule that will regulate tailpipe greenhouse gas emissions by light-duty vehicles in the model years 2012 to 2016. In May 2010, the U.S. EPA adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules would affect all of our U.S. wallboard and ceiling tile plants and paper mills and are the subject of pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. Court of

Appeals for the D.C. Circuit. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of additional regulations by the U.S. EPA and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have an adverse effect on our operations and demand for our services or products. For example, our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would almost certainly increase the cost of energy used in our manufacturing processes. If energy becomes more expensive, we may not be able to pass these increased costs on to purchasers of our products.
     It is difficult to accurately predict if or when currently proposed or additional laws and regulations regarding emissions and other environmental concerns will be enacted or what capital expenditures might be required as a result of them. Stricter regulation of emissions might require us to install emissions control or other equipment at some or all of our manufacturing facilities, requiring significant additional capital investments.
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
If the downturn in the markets for our businesses does not significantly reverse or is significantly extended, we may incur material impairment charges.
We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. As a result, during the four-year period ended December 31, 2010, we recorded long-lived asset impairment charges aggregating $67 million for six permanently closed and four temporarily idled gypsum wallboard production facilities and two permanently closed and two temporarily idled paper production facilities.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. In 2010, we recorded long-lived asset impairment charges of $58 million related to (1) a gypsum wallboard production facility in Southard, Okla., that was permanently closed, (2) the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed gypsum wallboard production facilities in Fort Dodge, Iowa, and Jacksonville, Fla., and paper production facilities in Clark, N.J., and South Gate, Calif., and (3) the carrying values of machinery, equipment and buildings at our temporarily idled gypsum wallboard production facilities in Stony Point, N.Y., Baltimore, Md., and Jacksonville, Fla., and our temporarily idled paper production facility in Jacksonville, Fla. The carrying values of the machinery, equipment and buildings at these temporarily idled production facilities exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of recovery in those markets. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during 2010.

     However, if the downturn in our markets does not significantly reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close additional production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material cash or noncash restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
A small number of our stockholders could significantly influence our business and affairs.
Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2011, seven organizations collectively controlled over 50% of our common stock. Also, all of our 10% convertible senior notes are currently held by two of our largest stockholders. At the current conversion price of $11.40 per share, the notes are convertible into approximately 35.1 million shares of our common stock, or approximately 25% of the shares that would be outstanding if all of the notes were converted at that price. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 3.67% for December 2010). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2010, our annual U.S. federal NOL utilization would have been limited to approximately $64 million per year.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2.   PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 43% of capacity during 2010. USG Interiors’ AURATONE® brand ceiling tile plants operated at approximately 90% of capacity during 2010. The locations of our production properties in operation as of December 31, 2010, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pa.*	Plaster City, Calif.	Hagersville, Ontario, Canada**
Baltimore, Md.**	Rainier, Ore.	Montreal, Quebec, Canada *
Bridgeport, Ala.*	Shoals, Ind.**	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.*	Sigurd, Utah	Puebla, Puebla, Mexico
Galena Park, Texas*	Sperry, Iowa**	Tecoman, Colima, Mexico
Jacksonville, Fla.**	Sweetwater, Texas
Norfolk, Va.*	Washingtonville, Pa.*

*	Plants supplied fully by synthetic gypsum

**	Plants supplied partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Wash.	Galena Park, Texas	Calgary, Alberta, Canada*
Baltimore, Md.	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Ala.	Jacksonville, Fla.	Montreal, Quebec, Canada
Chamblee, Ga.	Phoenix (Glendale), Ariz.*	Surrey, British Columbia, Canada
Dallas, Texas	Port Reading, N.J.	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, Calif.

*	Leased

CEMENT BOARD
Baltimore, Md.	New Orleans, La.	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Mich.

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Mich.	Sigurd, Utah	Hagersville, Ontario, Canada
Fort Dodge, Iowa	Southard, Okla.	Little Narrows, Nova Scotia, Canada
Plaster City, Calif.	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Shoals, Ind.	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico Tecoman, Colima, Mexico

PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, N.Y.
North Kansas City, Mo.	Otsego, Mich.

OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, N.C. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Southard, Okla., Puebla, Puebla, Mexico, Saltillo, Coahuila, Mexico, and San Luis Potosi, San Luis Potosi, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, and paper-faced metal corner bead at Auburn, Wash., and Weirton, W.Va.
FACILITY SHUTDOWNS
During 2010, we (1) permanently closed a gypsum wallboard production facility in Southard, Okla., (2) temporarily idled a gypsum wallboard production facility in Stony Point, N.Y., and gypsum wallboard and plaster production facilities and a gypsum quarry in Empire, Nev., and (3) permanently closed gypsum wallboard production facilities in Fort Dodge, Iowa, and Jacksonville, Fla., and a paper production facility in South Gate, Calif., all of which were idled in 2008, and a paper production facility in Clark, N.J., that was idled in 2009. In the first quarter of 2011, we will temporarily idle our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.
OCEAN VESSELS
Gypsum Transportation Limited, our wholly owned subsidiary headquartered in Bermuda, owns and operates two self-unloading ocean vessels. We use these vessels to transport gypsum rock from Nova Scotia to some of our East Coast plants. Because of the decrease in demand for our gypsum products and the increased use of synthetic gypsum in the manufacture of wallboard at our East Coast plants, we offer a significant portion of the ships’ time for charter on the open market to carry cargo such as coal, aggregates and other free-flowing bulk materials.
Worldwide Ceilings

CEILING GRID
Cartersville, Ga. Stockton, Calif. Westlake, Ohio	Oakville, Ontario, Canada Peterlee, England* Dreux, France	Viersen, Germany St. Petersburg, Russia* Auckland, New Zealand*

*	Leased
A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. Slitter plants are located in Stockton, Calif. (leased), and Antwerp, Belgium (leased).

CEILING TILE
Cloquet, Minn.	Greenville, Miss.	Walworth, Wis.
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., metal specialty systems at Oakville, Ontario, Canada, and joint compound at Dreux, France (leased), Port Klang, Malaysia (leased), St. Petersburg, Russia (leased), Thessaloniki, Greece (leased), Viersen, Germany, and Lima, Peru.
FACILITY SHUTDOWN
In 2010, we permanently closed a ceiling grid plant in Shenzhen, China. Certain of that plant’s assets are being used by our ceilings joint venture in China.
Item 3.   LEGAL PROCEEDINGS
See Part II, Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 16, Litigation, for information on legal proceedings, which information is incorporated herein by reference.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2011, there were 2,994 record holders of our common stock. We currently do not pay dividends on our common stock.
     We did not purchase any of our equity securities during the fourth quarter of 2010.
     See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
     Pursuant to our Deferred Compensation Program for Non-Employee Directors, three of our non-employee directors deferred the $80,000 annual grant and two of our non-employee directors deferred the quarterly retainers, they were entitled to receive on December 31, 2010 under our Non-Employee Director Compensation, into a total of approximately 16,715 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.
COMMON STOCK PRICES
The high and low sales prices of our common stock in 2010 and 2009 were as follows:

	2010		2009

	High	Low	High	Low

First quarter	$17.63	$11.21	$12.47	$4.16

Second quarter	25.59	12.00	17.88	7.17

Third quarter	14.42	11.34	19.88	8.71

Fourth quarter	17.32	11.46	17.93	12.45

PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2010.

	Value of Investment as of December 31

	2005	2006	2007	2008	2009	2010

USG	$100	$84	$64	$14	$25	$30

S&P 500	100	116	122	77	97	112

DJUSCN	100	117	144	83	94	114

All amounts are rounded to the nearest dollar.

Item 6.   SELECTED FINANCIAL DATA
USG CORPORATION
FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)	Years Ended December 31,

	2010	2009	2008	2007(a)	2006(a)

Statement of Operations Data:

Net sales	$2,939	$3,235	$4,608	$5,202	$5,810

Cost of products sold	2,775	3,090	4,416	4,601	4,426

Gross profit	164	145	192	601	1,384

Selling and administrative expenses	314	304	380	408	419

Litigation settlement income (b)	-	(97)	-	-	-

Restructuring and long-lived asset impairment charges	110	80	98	26	-

Goodwill and other intangible asset impairment charges	-	43	226	-	-

Asbestos claims reversal (c)	-	-	-	-	(44)

Chapter 11 reorganization expenses (c)	-	-	-	-	10

Operating profit (loss)	(260)	(185)	(512)	167	999

Interest expense (c)	183	165	86	105	555

Interest income	(5)	(4)	(7)	(22)	(43)

Other expense (income), net	1	(9)	(10)	(4)	(3)

Income tax (benefit) expense (d)	(34)	450	(118)	11	193

Net earnings (loss)	(405)	(787)	(463)	77	297

Net Earnings (Loss) Per Common Share:

Basic	(4.03)	(7.93)	(4.67)	0.80	4.47

Diluted	(4.03)	(7.93)	(4.67)	0.79	4.46

Balance Sheet Data (as of the end of the year):

Working capital	$908	$939	$738	$717	$975

Current ratio	2.72	2.91	1.98	2.26	1.55

Cash and cash equivalents	629	690	471	297	565

Property, plant and equipment, net	2,266	2,427	2,562	2,596	2,210

Total assets	4,087	4,097	4,719	4,654	5,397

Long-term debt	2,301	1,955	1,642	1,238	1,439

Total stockholders’ equity	619	930	1,550	2,226	1,566

Other Information:

Capital expenditures	$39	$44	$238	$460	$393

Closing stock price per common share as of December 31	16.83	14.05	8.04	35.79	54.80

Average number of employees (e)	9,450	10,800	13,600	14,650	14,700

(a)	Financial information for 2006 and 2007 reflects adjustments for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. These adjustments reduced cost of products sold from the amounts originally reported by $2 million in 2007 and $14 million in 2006.

(b)	Reflects settlement income, net of fees, from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A.

(c)	In connection with our five-year reorganization proceeding that concluded in 2006, U.S. Gypsum recorded a pretax charge of $3.1 billion for asbestos claims in 2005, of which $44 million was reversed in 2006. Chapter 11 reorganization expenses consisted of legal and financial advisory fees, net of bankruptcy-related interest income. Interest expense in 2006 included post-petition interest and fees of $528 million related to pre-petition obligations.

(d)	Income tax (benefit) expense includes noncash deferred tax asset valuation allowances of $179 million in 2010, $575 million in 2009, $71 million in 2008, $(10) million in 2007 and $(6) million in 2006.

(e)	As of December 31, 2010, we had approximately 9,250 employees worldwide.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2010
•	residential and nonresidential repair and remodel activity accounted for approximately 54% of our net sales,

•	new residential construction accounted for approximately 22% of our net sales,

•	new nonresidential construction accounted for approximately 22% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.
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
Building Products Distribution: Building Products Distribution consists of L&W Supply Corporation and its subsidiaries, or L&W Supply, the leading distributor of gypsum wallboard and other building materials in the United States. It is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors.
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
Geographic Information: In 2010, approximately 77% of our net sales were attributable to the United States. Canada accounted for approximately 12% of our net sales, and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION
Consolidated net sales in 2010 were $2.939 billion, down 9% from 2009. An operating loss of $260 million and a net loss of $405 million, or $4.03 per diluted share, were incurred in 2010. These results compared with an operating loss of $185 million and a net loss of $787 million, or $7.93 per diluted share, in 2009. Results for 2010 included restructuring and long-lived asset impairment charges of $110 million.
     Results for 2009 included restructuring and long-lived asset impairment charges of $80 million and goodwill and other intangible asset impairment charges of $43 million, partially offset by the favorable impact of income, net of fees, of $97 million from settlement of our patent and trade secrets lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A., or together Lafarge, discussed under Legal Contingencies below. The net loss for 2009 also reflected recording of a deferred tax asset valuation allowance of $575 million for all of our U.S. federal deferred tax assets and virtually all of our state deferred tax assets related to 2009 and previous years.
     The restructuring and long-lived asset impairment charges in 2010 and 2009 primarily related to facility shutdowns, the closure of distribution centers and salaried workforce reductions.
     We had $907 million of cash and cash equivalents and marketable securities as of December 31, 2010 compared with $690 million as of December 31, 2009. The amount as of December 31, 2010 includes the net proceeds from our sale of $350 million of 8.375% senior notes in November 2010. Uses of cash during 2010 included $171 million for interest, $39 million for capital expenditures and $37 million for severance and other obligations associated with restructuring activities. See Liquidity and Capital Resources below for additional information related to our liquidity and expected cash requirements.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Housing starts in the United States, which are a major source of demand for our products and services, increased slightly in 2010 after declining in each of the previous three years but remain near the lowest levels recorded in the last 50 years. Based on data issued by the U.S. Census Bureau, U.S. housing starts were an estimated 587,600 units in 2010 compared with housing starts of 553,900 units in 2009, 905,500 units in 2008, 1.355 million units in 2007 and 1.801 million units in 2006. Most industry analysts have forecast improvement in the level of new home construction in 2011, but new home construction may not improve much, if at all, from the 2010 level if high unemployment continues, the inventory of unsold homes and foreclosures remain at their current levels, tight mortgage lending policies continue or mortgage interest rates continue to increase in 2011. In December 2010, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 529,000 units. Industry analysts’ forecasts for new home construction in the United States in 2011 are for a range of from 590,000 to 770,000 units. We currently estimate that 2011 housing starts will be approximately 680,000 units.
     The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.9 million units in 2010, the lowest level since 1997 and a 4.8% decrease from the 2009 level of 5.2 million units. Sales of existing homes had increased in 2009 after decreasing in each of the previous two years from a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards contributed to a decrease in demand for our products from the residential repair and remodel market in 2010. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2010 increased approximately 1% above the 2009 level and that overall repair and remodel spending in 2011 will be approximately 3% above the 2010 level.

     Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about a year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 18% in 2010 compared with 2009. This followed a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2011 from the 2010 level.
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
     Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. During 2010, our North American Gypsum segment continued to be adversely affected by the sharp drop in the residential housing market and other construction activity. Our Building Products Distribution segment, which serves both the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, have been adversely affected by lower product shipments resulting from the significant reduction in commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 17.3 billion square feet in 2010, down approximately 6% compared with 18.4 billion square feet in 2009, which was down approximately 27% compared with 25.2 billion square feet in 2008. U.S. Gypsum shipped 4.19 billion square feet of SHEETROCK® brand gypsum wallboard in 2010, an 11% decrease from 4.72 billion square feet in 2009, which was down 34% from 7.16 billion square feet in 2008. The percentage decline of U.S. Gypsum’s wallboard shipments in each of 2010 and 2009 exceeded the declines for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States declined to approximately 24% for 2010 from approximately 27% for 2009.
     Currently, there is significant excess wallboard production capacity industry wide in the United States. Industry capacity in the United States was approximately 32.9 billion square feet as of December 31, 2010. We estimate that the industry capacity utilization rate was approximately 49% during the fourth quarter of 2010 and 51% during the full year 2010. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2011, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2011, but remain near an historically low level. At such a low level of capacity utilization, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins.

RESTRUCTURING AND OTHER INITIATIVES
We have been scaling back our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. Since January 1, 2007, we have eliminated approximately 4,500 salaried and hourly positions, including approximately 650 salaried and hourly positions eliminated in 2010. As part of L&W Supply’s efforts to reduce its cost structure in light of market conditions, it has closed a total of 103 distribution centers since January 1, 2007. It closed five and opened four distribution centers during 2010 and served its customers from 163 centers in the United States as of December 31, 2010.
     Restructuring activities in 2010 included (1) a salaried workforce reduction program, (2) the permanent closure of three gypsum wallboard production facilities, including two that had been temporarily idled since 2008, and two paper production facilities that were temporarily idled in 2009 and 2008, (3) the temporary idling of two gypsum wallboard production facilities, a plaster production facility and a gypsum quarry, and (4) the closure of five distribution centers. In the first quarter of 2011, we will temporarily idle our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We will continue to adjust our operations to the conditions in our markets.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. In 2010, we recorded long-lived asset impairment charges of $58 million related to (1) a gypsum wallboard production facility in Southard, Okla., that was permanently closed, (2) the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed gypsum wallboard production facilities in Fort Dodge, Iowa, and Jacksonville, Fla., and paper production facilities in Clark, N.J., and South Gate, Calif., and (3) the carrying values of machinery, equipment and buildings at our temporarily idled gypsum wallboard production facilities in Stony Point, N.Y., Baltimore, Md., and Jacksonville, Fla., and our temporarily idled paper production facility in Jacksonville, Fla. The carrying values of the machinery, equipment and buildings at these temporarily idled production facilities exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of recovery in those markets. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during 2010.
     However, if the downturn in our markets does not significantly reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close additional production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material cash or noncash restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
     Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors for additional information regarding conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and the effects of climate change and other risks and uncertainties that affect us.
KEY OBJECTIVES AND STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives and strategic priorities:
Objectives:
•	extend our customer satisfaction leadership;

•	improve operating efficiencies and reduce costs;

•	maintain financial flexibility;
Strategic Priorities:
•	strengthen our core businesses;

•	expand internationally;

•	grow product adjacencies by expanding our current product lines; and

•	accelerate innovation.

Consolidated Results of Operations

				Increase	Increase

				(Decrease)	(Decrease)

(dollars in millions, except per-share data)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$2,939	$3,235	$4,608	(9)%	(30)%

Cost of products sold	2,775	3,090	4,416	(10)%	(30)%

Gross profit	164	145	192	13%	(24)%

Selling and administrative expenses	314	304	380	3%	(20)%

Litigation settlement income	-	(97)	-	-	-

Restructuring and long-lived asset impairment charges	110	80	98	38%	(18)%

Goodwill and other intangible asset impairment charges	-	43	226	-	(81)%

Operating loss	(260)	(185)	(512)	41%	(64)%

Interest expense	183	165	86	11%	92%

Interest income	(5)	(4)	(7)	25%	(43)%

Other expense (income), net	1	(9)	(10)	-	(10)%

Income tax (benefit) expense	(34)	450	(118)	-	-

Net loss	(405)	(787)	(463)	(49)%	70%

Diluted loss per share	(4.03)	(7.93)	(4.67)	(49)%	70%

NET SALES
Consolidated net sales were $2.939 billion in 2010, $3.235 billion in 2009 and $4.608 billion in 2008. Net sales declined for the fourth consecutive year in 2010 primarily due to the continued downturn in the United States residential and other construction markets.
     Consolidated net sales in 2010 were down $296 million, or 9%, compared with 2009. This decrease reflected a 6% decline in net sales for North American Gypsum, an 18% decline in net sales for Building Products Distribution and a less than 1% decline in net sales for Worldwide Ceilings. The lower level of net sales in 2010 for North American Gypsum was largely attributable to an 11% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 5% decrease in average gypsum wallboard selling prices. Net sales for Building Products Distribution were down primarily due to a 20% decrease in gypsum wallboard volume, 2% lower gypsum wallboard selling prices and a 16% decrease in sales of other products. Net sales for Worldwide Ceilings reflected 2% lower net sales for USG Interiors primarily due to lower volumes in the United States for ceiling grid (down 3%) and ceiling tile (down 2%), partially offset by increased net sales for USG International and CGC’s ceilings business.
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

COST OF PRODUCTS SOLD
Cost of products sold totaled $2.775 billion in 2010, $3.090 billion in 2009 and $4.416 billion in 2008.
     Cost of products sold for 2010 decreased $315 million, or 10%, compared with 2009 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 4% in 2010 compared with 2009. A 17% decrease in per unit costs for energy was partially offset by a 2% increase in per unit costs for wastepaper and other raw materials and a 2% increase in per unit fixed costs due to lower gypsum wallboard production volume. For USG Interiors, 2010 manufacturing costs per unit for ceiling grid were favorable compared to 2009. Steel costs rose as the year progressed, but remained favorable for the full year compared to 2009. Manufacturing costs per unit for ceiling tile were unchanged in 2010 compared to 2009 as lower per unit costs for energy offset higher per unit costs for raw materials, primarily mineral fiber and wastepaper, and higher per unit fixed costs due to lower ceiling tile production volume.
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
GROSS PROFIT
Gross profit was $164 million in 2010, $145 million in 2009 and $192 million in 2008. Gross profit as a percentage of net sales was 5.6% in 2010, 4.5% in 2009 and 4.2% in 2008. The higher percentage for 2010 compared with 2009 was primarily due to lower production costs for many product lines that more than offset the impact of lower volume. The increase in the percentage for 2009 compared to 2008 was due principally to increased average selling prices and lower costs for gypsum wallboard for U.S. Gypsum.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $314 million in 2010, $304 million in 2009 and $380 million in 2008. The increase for 2010 compared with 2009 was primarily due to higher expenses associated with our employee retirement plans and long-term, share-based incentive compensation. Selling and administrative expenses in 2009 decreased $76 million, or 20%, compared with 2008 primarily due to a company-wide emphasis on reducing expenses, including the impact of salaried workforce reductions. As a percentage of net sales, selling and administrative expenses were 10.7% in 2010, 9.4% in 2009 and 8.2% in 2008. The year-over-year increases in the percentages were attributable to the lower levels of net sales compared to prior years.
LITIGATION SETTLEMENT INCOME
U.S. Gypsum recorded income, net of fees, of $97 million in the fourth quarter of 2009 from the settlement of our patent and trade secrets lawsuit against Lafarge. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million and the lawsuit was dismissed. Lafarge paid U.S. Gypsum $25 million ($23 million net of fees) in the fourth quarter of 2010 and $80 million ($74 million net of fees) in the fourth quarter of 2009. See Legal Contingencies below for additional information related to this settlement.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
In response to adverse market conditions, we implemented restructuring activities in each of the past three years. We recorded restructuring and long-lived asset impairment charges of $110 million in 2010, $80 million in 2009 and $98 million in 2008. These charges primarily related to the temporary idling or permanent closure of production facilities, the closure of distribution centers and salaried workforce reductions.
     Total cash payments charged against the restructuring reserve in 2010 amounted to $37 million. We expect future payments to be approximately $34 million in 2011, $7 million in 2012 and $8 million after 2012. On a segment basis, $22 million of all expected future payments relate to Building Products Distribution, $20 million to North American Gypsum, $1 million to Worldwide Ceilings and $6 million to Corporate. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We expect that future payments also will be funded with cash from operations or cash on hand. Annual savings from the 2010 restructuring initiatives are estimated to be approximately $40 million beginning in 2011.
     See Note 2 to the Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES
In 2009, we recorded goodwill and other intangible asset impairment charges totaling $43 million. Of this amount, $29 million related to intangible assets associated with trade names of the L&W Supply reporting unit that comprises the Building Products Distribution segment, and $12 million was L&W Supply’s remaining goodwill balance. An additional $2 million related to intangible assets associated with trade names of the Latin America reporting unit within our Worldwide Ceilings segment. As of December 31, 2010 and 2009, the remaining amount of intangible assets associated with trade names was $22 million, all of which related to L&W Supply.
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
INTEREST EXPENSE
Interest expense was $183 million in 2010, $165 million in 2009 and $86 million in 2008. Interest expense increased in 2010 compared with 2009 primarily due to a higher level of borrowings. Interest expense increased in 2009 compared with 2008 primarily due to a higher level of borrowings, a lower level of capitalized interest and a charge of $7 million to write off deferred financing fees in connection with the first-quarter 2009 amendment and restatement of our credit agreement.
OTHER EXPENSE (INCOME), NET
Other expense, net was $1 million in 2010. Other income, net of $9 million in 2009 included the reversal of the remaining $10 million of the embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009. Other income, net of $10 million in 2008 included $11 million of income for a change in the fair value of the embedded derivative liability related to those notes.
INCOME TAX (BENEFIT) EXPENSE
We had an income tax benefit of $34 million and an effective tax benefit rate of 7.7% in 2010. In 2009, despite having a loss before income taxes of $337 million, we had an income tax provision of $450 million due to the recording of a full valuation allowance of $575 million against the federal and most states deferred tax assets. In 2008, we had an income tax benefit of $118 million and an effective tax benefit rate of 20.4%. Since recording a full valuation allowance against the federal and most state deferred tax assets, we do not record a tax benefit as a result of the losses in those jurisdictions and have a provision in foreign and some state jurisdictions, and this results in a lower than statutory effective tax rate. In addition, we recorded in 2010 a noncash income tax benefit of $37 million, of which $19 million related to 2009, to satisfy the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income. However, while the income tax benefit is reported on the consolidated statement of operations and reduced our loss, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), or AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit, our net deferred tax position is not impacted.
NET LOSS
A net loss of $405 million, or $4.03 per diluted share, was recorded in 2010. These amounts included the after-tax charge of $105 million, or $1.05 per diluted share, for restructuring and long-lived asset impairment charges.
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

Core Business Results of Operations

	Net Sales			Operating Profit (Loss)

(millions)	2010	2009	2008	2010(a)	2009(b)	2008(c)

North American Gypsum:

United States Gypsum Company	$1,295	$1,432	$1,933	$(160)	$(20)	$(261)

CGC Inc. (gypsum)	290	267	332	17	7	(8)

USG Mexico, S.A. de C.V.	151	142	201	17	12	20

Other (d)	33	40	74	(39)	(8)	8

Eliminations	(111)	(111)	(182)	-	-	-

Total	1,658	1,770	2,358	(165)	(9)	(241)

Building Products Distribution:

L&W Supply Corporation	1,061	1,289	1,993	(97)	(172)	(243)

Worldwide Ceilings:

USG Interiors, Inc.	422	429	531	57	53	61

USG International	224	222	304	7	2	(4)

CGC Inc. (ceilings)	62	56	61	10	7	11

Eliminations	(48)	(44)	(50)	-	-	-

Total	660	663	846	74	62	68

Corporate	-	-	-	(69)	(71)	(97)

Eliminations	(440)	(487)	(589)	(3)	5	1

Total USG Corporation	$2,939	$3,235	$4,608	$(260)	$(185)	$(512)

(a)	Consolidated operating loss in 2010 included:
•	restructuring and long-lived asset impairment charges of $110 million, of which $93 million related to North American Gypsum, $15 million to Building Products Distribution and $1 million each to Worldwide Ceilings and Corporate.
(b)	Consolidated operating loss in 2009 included:
•	restructuring and long-lived asset impairment charges of $80 million, of which $39 million related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate;

•	goodwill and other intangible asset impairment charges of $43 million, of which $41 million related to Building Products Distribution and $2 million to Worldwide Ceilings; and

•	litigation settlement income, net of fees, of $97 million from our lawsuit against Lafarge, all of which related to North American Gypsum.
(c)	Consolidated operating loss in 2008 included:
•	restructuring and long-lived asset impairment charges of $98 million, of which $48 million related to North American Gypsum, $34 million to Building Products Distribution, $5 million to Worldwide Ceilings and $11 million to Corporate; and

•	goodwill and other intangible asset impairment charges of $226 million, of which $213 million related to Building Products Distribution, $12 million to Worldwide Ceilings and $1 million to North American Gypsum.
(d)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.

NORTH AMERICAN GYPSUM
Net sales for North American Gypsum were $1.658 billion in 2010, $1.770 billion in 2009 and $2.358 billion in 2008. Net sales in 2010 were down 6% from 2009 following a decline of 25% in 2009 compared with 2008. An operating loss of $165 million was incurred in 2010. This loss included restructuring and long-lived asset impairment charges of $93 million. An operating loss of $9 million in 2009 included the litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge and restructuring and long-lived asset impairment charges of $25 million. An operating loss of $241 million in 2008 included restructuring and long-lived asset impairment charges of $48 million.
United States Gypsum Company - 2010 Compared With 2009: Net sales in 2010 declined $137 million, or 10%, compared with 2009. Approximately $62 million of the decrease was attributable to an 11% decline in SHEETROCK® brand gypsum wallboard volume, and approximately $23 million of the decrease was attributable to a 5% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $20 million and net sales of other products declined $32 million compared with 2009, principally due to lower volumes.
     An operating loss of $160 million was recorded in 2010 compared with an operating loss of $20 million in 2009. The $140 million unfavorable change in operating loss largely reflected the absence in 2010 of the 2009 litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge. Restructuring and long-lived asset impairment charges were $75 million in 2010 compared with $24 million in 2009. The lower gypsum wallboard shipments in 2010 adversely affected the operating loss by $5 million, and a 13% decline in gypsum wallboard gross margin adversely affected operating profit by $5 million. Gross profit for SHEETROCK® brand joint treatment products declined $12 million compared with 2009. These unfavorable factors were partially offset by an aggregate $30 million improvement from increased gross profit for other product lines, partially offset by higher selling and administrative expenses and other expenditures.
     New housing construction remained very weak in 2010, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 4.19 billion square feet of SHEETROCK® brand gypsum wallboard in 2010, an 11% decrease from 4.72 billion square feet in 2009. U.S. Gypsum’s gypsum wallboard shipments declined 8% in the fourth quarter of 2010 compared to the third quarter of 2010. We estimate that industry capacity utilization rates were approximately 51%, while U.S. Gypsum’s capacity utilization rate averaged 43%, during 2010. For the fourth quarter of 2010, we estimate that the industry operated at 49% of capacity, while U.S. Gypsum’s wallboard plants operated at approximately 40% of capacity.
     In 2010, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $111.66 per thousand square feet, down 5% from $117.16 in 2009. During the fourth quarter of 2010, our average realized selling price for SHEETROCK® brand gypsum wallboard was $111.95 per thousand square feet, down 2% from the third quarter of 2010 and up 2% compared with the fourth quarter of 2009.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 4% in 2010 compared with 2009. A 17% decrease in per unit costs for energy was partially offset by a 2% increase in per unit costs for wastepaper and other raw materials and a 2% increase in per unit fixed costs due to lower gypsum wallboard production volume.
     Net sales of SHEETROCK® brand joint treatment products declined by $20 million and gross profit was down $12 million for 2010 compared with 2009. These results reflected 7% lower joint compound volume partially offset by 2% higher average realized selling prices. Gross profit for joint compound also was adversely affected by 5% higher per unit manufacturing costs. Net sales and gross profit for DUROCK® brand cement board increased in 2010 compared with 2009 due to 5% higher volume and 2% higher selling prices. Gross profit also benefited from 4% lower per unit manufacturing costs. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels increased in 2010 compared with 2009 reflecting a 6% increase in volume partially offset by 5% lower selling prices. Gross profit for FIBEROCK® brand gypsum fiber panels also benefited from 12% lower per unit manufacturing costs.

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
     An operating loss of $20 million was recorded in 2009 compared with an operating loss of $261 million in 2008. The $241 million favorable change in operating loss included the litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge and a higher gypsum wallboard gross margin, which accounted for $38 million of the improvement, partially offset by a $4 million decrease due to the lower gypsum wallboard volume. Gross profit for SHEETROCK® brand joint treatment products increased $17 million compared with 2008. A net gross profit increase for other product lines and lower plant start-up costs, selling and administrative expenses and information technology, and other expenditures contributed $74 million in operating profit improvement. Restructuring and long-lived asset impairment charges were $24 million in 2009 compared with $43 million in 2008.
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

CGC Inc.: Net sales increased $23 million, or 9%, in 2010 compared with 2009 primarily reflecting the favorable effects of currency translation, which increased net sales by $28 million. Sales of SHEETROCK® brand gypsum wallboard declined $4 million despite a 1% increase in volume, due to 3% lower selling prices. Sales of other products declined $1 million. Operating profit was $17 million in 2010 compared with $7 million in 2009. This improvement primarily reflected a $5 million increase in gross profit for gypsum wallboard due to 6% lower per unit costs and an aggregate increase of $4 million primarily due to improved gross profit for other product lines and lower selling and administrative expenses. Restructuring charges were zero in 2010 compared with $1 million in 2009.
     Comparing 2009 with 2008, net sales declined $65 million, or 20%. Sales of SHEETROCK® brand gypsum wallboard decreased $27 million, reflecting a 17% decline in volume. The unfavorable effects of currency translation resulting from a stronger U.S. dollar reduced net sales by $20 million, and lower sales of other products and lower outbound freight reduced net sales by $18 million. Operating profit of $7 million was recorded in 2009 compared with an operating loss of $8 million in 2008. This improvement in operating profit despite lower net sales primarily reflected lower selling and administrative, information technology and other expenditures, which contributed $14 million in operating profit improvement, partially offset by a $2 million decrease in gross profit for gypsum wallboard and other products primarily due to lower volumes. Restructuring charges related to salaried workforce reductions totaled $1 million in 2009 compared with $4 million in 2008.
USG Mexico, S.A. de C.V.: Net sales in 2010 for our Mexico-based subsidiary increased $9 million, or 6%, compared with 2009 primarily reflecting the favorable effects of currency translation, which increased net sales by $19 million. Sales of gypsum wallboard declined $7 million primarily due to a 12% decrease in volume. Lower volume also resulted in sales declines of $2 million for joint treatment products and $2 million for cement board. The aggregate net sales of all other products increased $1 million. Operating profit increased $5 million, or 42%, in 2010 compared with 2009 primarily due to a $10 million aggregate increase in gross profit for products other than gypsum wallboard and drywall steel and reduced selling and administrative expenses and other costs. Drywall steel gross profit decreased by $4 million and gypsum wallboard gross profit decreased by $1 million.
     Comparing 2009 with 2008, net sales for our Mexico-based subsidiary were down $59 million, or 29%. Sales of gypsum wallboard declined $19 million primarily due to a 25% decrease in volume. Sales declined $12 million for drywall steel, while the aggregate net sales of other products were down $17 million due to lower volumes. The unfavorable effects of currency translation resulting from a stronger U.S. dollar reduced net sales by $11 million. Operating profit was $12 million in 2009 compared with $20 million in 2008. This decline primarily reflected a $10 million decrease in gross profit for gypsum wallboard as a result of the lower volume. Lower levels of gross profit for other product lines were offset by reductions in selling and administrative expenses and other costs. There were no restructuring or goodwill impairment charges in 2009, while charges aggregating $2 million were recorded in 2008.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in 2010 were $1.061 billion, down $228 million, or 18%, compared with 2009. Net sales in 2010 reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 20% decrease in gypsum wallboard shipments adversely affected net sales by $88 million, and a 2% decrease in average gypsum wallboard selling prices lowered net sales by $5 million. Net sales of construction metal products decreased $53 million, or 19%, and net sales of ceilings products decreased $7 million, or 3%. Net sales of all other non-wallboard products decreased $75 million, or 21%. As a result of lower product volumes, same-store net sales for 2010 were down 10% compared with 2009. L&W Supply’s gypsum wallboard volume fell 12% and average selling prices were down 2% in the fourth quarter of 2010 compared with the third quarter of 2010.

     An operating loss of $97 million was incurred in 2010 compared with an operating loss of $172 million in 2009. The $75 million favorable change in operating loss reflected a $61 million decrease in operating expenses, the absence in 2010 of $41 million of goodwill and other intangible asset impairment charges recorded in 2009 and a $24 million decrease in restructuring and long-lived asset impairment charges in 2010 compared with 2009. These favorable factors were partially offset by the lower gypsum wallboard shipments in 2010, which adversely affected operating profit by $18 million, and a decline in gypsum wallboard gross margin including the impact of rebates which adversely affected operating profit by $2 million. Gross profit for other product lines decreased $31 million. The decrease in L&W Supply’s operating expenses was attributable to its cost reduction programs designed to mitigate the effects of the lower product volumes and resultant gross profit declines. Those programs included the closure of selected distribution centers, a fleet reduction program and decreases in discretionary spending.
     Comparing 2009 with 2008, L&W Supply’s net sales of $1.289 billion were down $704 million, or 35%. Net sales in 2009 reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 33% decrease in gypsum wallboard shipments adversely affected net sales by $218 million, and a 3% decrease in average gypsum wallboard selling prices lowered net sales by $11 million. Net sales of construction metal products decreased $240 million, or 46%, and net sales of ceilings products decreased $57 million, or 20%. Net sales of all other non-wallboard products decreased $178 million, or 34%. As a result of lower product volumes, same-location net sales for 2009 were down 31% compared with 2008. L&W Supply’s gypsum wallboard volume fell 19% and average selling prices were down 3% in the fourth quarter of 2009 compared with the third quarter of 2009.
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
     In the current market environment, L&W Supply is primarily focused on reducing its cost structure and optimizing its asset utilization. L&W Supply closed five and opened four distribution centers in 2010. It closed 37 distribution centers in 2009 and 54 centers in 2008. The closures have been widely dispersed throughout the markets that L&W Supply serves. As of December 31, 2010, L&W Supply continued to serve its customers from 163 centers in the United States. It operated 164 centers as of December 31, 2009 and 198 centers as of December 31, 2008.
WORLDWIDE CEILINGS
Worldwide Ceilings had net sales of $660 million in 2010 compared with $663 million in 2009. Operating profit in 2010 was $74 million, an increase of $12 million, or 19%, compared with 2009. Restructuring charges were $1 million in 2010 compared with restructuring charges of $5 million and other intangible asset impairment charges of $2 million in 2009. Net sales in 2009 of $663 million represented a decrease of $183 million, or 22%, compared with 2008’s record results. Operating profit in 2009 was $62 million, a decrease of $6 million, or 9%, compared with 2008.
USG Interiors, Inc. - 2010 Compared With 2009: Net sales in 2010 for our U.S. ceilings business were $422 million, down $7 million, or 2%, compared with 2009 primarily due to the lower level of commercial construction. Operating profit was $57 million, an increase of $4 million, or 8%, primarily due to an improved gross margin for ceiling grid.

     Net sales for ceiling grid declined $4 million in 2010 compared to 2009 as a result of 3% lower volume, which adversely affected sales by $3 million, and slightly lower selling prices which lowered sales by $1 million. Net sales for ceiling tile declined $3 million as a result of 2% lower volume. Selling prices were virtually unchanged. Net sales for other product lines were unchanged compared with 2009.
     Gross profit for ceiling grid increased $5 million in 2010 compared with 2009. The gross margin for ceiling grid increased due to lower per unit manufacturing costs, which favorably affected gross profit by $6 million. Steel costs rose as 2010 progressed, but remained favorable for the full year compared to 2009. The improvement in gross margin was partially offset by the lower ceiling grid volume, which adversely affected gross profit by $1 million.
     Gross profit for ceiling tile declined $1 million in 2010 compared with 2009 due to the lower level of volume. The gross margin for ceiling tile was virtually unchanged. Manufacturing costs per unit for ceiling tile were unchanged in 2010 compared to 2009 as lower per unit costs for energy were offset by higher per unit costs for raw materials, primarily mineral fiber and wastepaper, and higher per unit fixed costs due to lower ceiling tile production volume.
USG Interiors, Inc. - 2009 Compared With 2008: Net sales fell to $429 million, a decrease of $102 million, or 19%, compared with 2008 primarily due to lower volumes for ceiling grid and tile. Operating profit declined to $53 million, a decrease of $8 million, or 13%, compared with 2008 primarily due to the lower volumes, partially offset by lower selling and administrative expenses.
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
USG International: Net sales were $224 million and operating profit was $7 million in 2010 compared with net sales of $222 million and operating profit of $2 million in 2009. The higher levels of sales and profitability were largely due to increased demand for SHEETROCK® brand joint compound products in Europe and increased demand for FIBEROCK® brand gypsum fiber panels in the Asia-Pacific region offset by lower demand for ceiling grid products in Europe and the unfavorable effects of currency translation. Operating profit in 2010 included a $1 million charge for restructuring, while operating profit in 2009 included charges of $5 million for restructuring and $2 million for intangible asset impairment.
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
CGC Inc.: Net sales in 2010 were $62 million, an increase of $6 million, or 11%, compared with 2009. Operating profit was $10 million in 2010 compared with $7 million for 2009. These results primarily reflected the favorable effects of currency translation and improved operating efficiencies.
     Net sales of $56 million in 2009 were down $5 million, or 8%, compared with 2008. Operating profit was $7 million in 2009 compared with $11 million for 2008. These results primarily reflected lower demand for ceiling grid and tile in Canada.
Liquidity and Capital Resources
LIQUIDITY
We had $907 million of cash and cash equivalents and marketable securities as of December 31, 2010 compared with $690 million as of December 31, 2009. The amount as of December 31, 2010 includes the net proceeds from our sale of $350 million of 8.375% senior notes in November 2010. Uses of cash during 2010 included $171 million for interest, $39 million for capital expenditures and $37 million for severance and other obligations associated with restructuring activities. Our total liquidity as of December 31, 2010 was $1.063 billion, including $156 million in borrowing availability under our revolving credit facilities.
     Our cash is invested in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 3 to the Consolidated Financial Statements for additional information regarding our investments in cash equivalents and marketable securities.
     Our credit facility, which was amended and restated in the fourth quarter of 2010, is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2010, our fixed charge coverage ratio was (0.21)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $40 million under the credit facility. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of December 31, 2010 was $30 million.
     Our total capital expenditures for 2010 were $39 million compared with $44 million for 2009. We expect that our total capital expenditures for 2011 will be approximately $50 million. Interest payments totaled $171 million in 2010 and are expected to be $195 million in 2011. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
     We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, because of our significant interest expense, cash flows are expected to be negative and reduce our liquidity in 2011. In addition to interest, cash requirements include, among other things, capital expenditures, working capital needs, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
     Despite our present liquidity position, some uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or further significant decrease in demand for our products. As discussed above, during the last several years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to maintain our financial flexibility, but there can be no assurance that our efforts will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all. See Part I, Item 1A, Risk Factors.
CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2010	2009	2008

Net cash provided by (used for):

Operating activities	$(94)	$139	$(165)

Investing activities	(299)	(36)	(252)

Financing activities	326	109	608

Effect of exchange rate changes on cash	6	7	(17)

Net (decrease) increase in cash and cash equivalents *	$(61)	$219	$174

*	Cash and cash equivalents and marketable securities were $907 million as of December 31, 2010 compared with $690 million as of December 31, 2009.
Operating Activities: The variation between 2010 and 2009 was primarily attributable to (1) a $1 million increase in inventories in 2010 compared to a $113 million decrease in 2009 that reflected our initiative to optimize inventory levels relative to business conditions, (2) a $28 million decrease in receivables in 2010 compared with a $108 million decrease in 2009 primarily reflecting a 3% decrease in net sales in the fourth quarter of 2010 compared with the fourth quarter of 2009 and a 27% decline in net sales in the fourth quarter of 2009 compared with the fourth quarter of 2008 and (3) the receipt of $23 million, net of fees, in the fourth quarter of 2010 compared with $74 million, net of fees, in the fourth quarter of 2009 from the settlement of our patent and trade secrets lawsuit against Lafarge.
Investing Activities: The variation between 2010 and 2009 primarily reflected a net increase of $280 million in investments in marketable securities during 2010, partially offset by a $7 million increase in proceeds from asset dispositions and a $5 million decrease in capital spending.
Financing Activities: The variation between 2010 and 2009 primarily reflected the net proceeds we received from our sale of $350 million of 8.375% senior notes in November 2010. In 2009, we sold $300 million of 9.75% senior notes, borrowed an additional $25 million under our ship mortgage facility and repaid $190 million of outstanding borrowings under our revolving credit facility.
CAPITAL EXPENDITURES
Capital spending amounted to $39 million in 2010 compared with $44 million in 2009. Because of the high level of investment that we made in our operations in 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2011 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $237 million as of December 31, 2010 compared with $242 million as of December 31, 2009. Approved expenditures as of December 31, 2010 included $210 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Because of the current market environment, commencement of construction of this plant has been delayed at least until 2012. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other financings.
WORKING CAPITAL
As of December 31, 2010, working capital (current assets less current liabilities) amounted to $908 million, and the ratio of current assets to current liabilities was 2.72-to-1. As of December 31, 2009, working capital amounted to $939 million, and the ratio of current assets to current liabilities was 2.91-to-1.
Cash and Cash Equivalents and Marketable Securities: We had $907 million of cash and cash equivalents and marketable securities as of December 31, 2010 compared with $690 million as of December 31, 2009. The amount as of December 31, 2010 includes the net proceeds from our sale of $350 million of 8.375% senior notes in November 2010. Uses of cash during 2010 included $171 million for interest, $39 million for capital expenditures and $37 million for severance and other obligations associated with restructuring activities.
Receivables: As of December 31, 2010, receivables were $327 million, down $30 million, or 8%, from $357 million as of December 31, 2009. This decrease primarily reflected the receipt of the remaining $23 million, net of fees, from the settlement of our patent and trade secrets lawsuit against Lafarge, a $9 million, or 3%, decrease in customer receivables primarily due to a 2% decrease in consolidated net sales in December 2010 compared with December 2009.
Inventories: As of December 31, 2010, inventories were $290 million compared with $289 million as of December 31, 2009. A $6 million increase in raw materials and a $2 million increase in inventory on consignment were largely offset by a $7 million decrease in finished goods.
Accounts Payable: As of December 31, 2010, accounts payable were $218 million, up $13 million, or 6%, from $205 million as of December 31, 2009 primarily due to increased capital spending in December 2010 compared with December 2009 and our continued efforts to extend payment terms with a substantial number of our suppliers.
Accrued Expenses: As of December 31, 2010, accrued expenses were $294 million, up $21 million, or 8%, from $273 million as of December 31, 2009. The higher level of accrued expenses primarily reflected a $14 million increase in short-term restructuring accruals primarily related to the temporary idling of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, and a $6 million increase in accruals related to the fair value of our outstanding natural gas and currency hedge portfolios.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.331 billion ($2.308 billion, net of debt discount of $23 million) as of December 31, 2010 and $1.988 billion ($1.962 billion, net of debt discount of $26 million) as of December 31, 2009. In November 2010, we sold $350 million of 8.375% senior notes due 2018. As of December 31, 2010 and during the year then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 5 to the Consolidated Financial Statements for additional information about our debt.
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
     As of December 31, 2010, we had federal net operating loss, or NOL, carryforwards of approximately $1.519 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.668 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.
     As of December 31, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $274 million, of which $11 million will expire in 2011. The remainder will expire if unused in years 2012 through 2030. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $6 million and $4 million as of December 31, 2010 and 2009, respectively, against a portion of which we have historically maintained a valuation allowance.
     During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses during 2010, we recorded an increase in the valuation allowance against our deferred tax assets of $179 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $179 million increase, the valuation allowance was also impacted by changes in the components of AOCI and other discrete adjustments, which reduced the valuation allowance by $67 million. As a result, the net increase in the valuation allowance was $112 million in 2010, increasing our deferred tax assets valuation allowance to $884 million as of December 31, 2010. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax liabilities were $1 million and $15 million as of December 31, 2010 and 2009, respectively.
     Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the fourth quarter of 2010, we recorded an $18 million noncash income tax benefit on the loss from continuing operations for 2010. This benefit was offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our year-end net deferred tax position is not impacted by this tax allocation. A similar noncash income tax benefit of $19 million was recorded during the first quarter of 2010 relating to the fourth quarter of 2009.

     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.67% for December 2010. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2010, our annual U.S. federal NOL utilization would have been limited to approximately $64 million per year.
Contractual Obligations and Other Commitments
CONTRACTUAL OBLIGATIONS
As of December 31, 2010, our contractual obligations and commitments were as follows:

	Payments Due by Period

			2012-	2014-	There-

(millions)	Total	2011	2013	2015	after

Debt obligations (a)	$2,331	$7	$11	$308	$2,005

Other long-term liabilities (b)	720	22	16	19	663

Interest payments (c)	1,539	195	394	363	587

Purchase obligations (d)	494	51	137	77	229

Capital expenditures (e)	237	24	73	125	15

Operating leases	361	75	109	60	117

Unrecognized tax benefits (f)	32	24	1	5	2

Total	$5,714	$398	$741	$957	$3,618

(a)	Excludes debt discount of $23 million.

(b)	Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2010.

(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(e)	Reflects estimates of future spending on capital projects that were approved prior to December 31, 2010 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.
     For 2011, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $61 million to our pension plans in 2011.
     The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2010 was $14 million. See Note 8 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.
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
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions, relating to Chinese-manufactured drywall distributed by L&W Supply Corporation in the southeastern United States in 2006 and 2007. In those cases, the plaintiffs allege that the Chinese-manufactured drywall is defective and emits excessive sulfur compounds which have caused property damage to the homes in which the drywall was installed and potential health hazards to the residents of those homes.
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
     U.S. Gypsum was the plaintiff in a lawsuit against Lafarge. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleged that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom were also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. On December 4, 2009, U.S. Gypsum entered into a settlement agreement with Lafarge to resolve the lawsuit. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million, the lawsuit was dismissed, and U.S. Gypsum granted Lafarge a fully paid-up license to use certain technology. Lafarge paid U.S. Gypsum $25 million ($23 million net of fees) in November 2010 and $80 million ($74 million net of fees) in December 2009.
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
     We regularly evaluate the recoverability of assets idled or at risk of being idled. In most cases, the idled assets are relatively older and higher-cost production plants or lines, which we refer to as facilities, that have relatively low carrying values. The last downturn during which we idled production facilities occurred in 1981 and 1982. At that time, we idled three facilities, all of which were restarted during the subsequent recovery. We consider idled facilities to be unimpaired if we plan to reopen them to meet future demand and the estimated future undiscounted cash flows exceed the carrying values of those facilities. We record impairment charges for facilities that we permanently close if their fair value is less than their carrying value and for temporarily idled facilities with estimated future undiscounted cash flows that do not exceed the carrying values of those facilities. Because we believe that a recovery in the housing and other construction markets we serve will begin in the next two to three years and result in higher demand than today’s conditions, it is our current intention to restart all facilities that are currently idled. As a result, estimated future undiscounted cash flows from their operations exceed their carrying values.
     In 2010, we permanently closed three gypsum wallboard production facilities, including two that had been temporarily idled since 2008, and two paper production facilities that were temporarily idled in 2009 and 2008. U.S. Gypsum recorded impairment charges totaling $58 million in 2010 related to these five production facilities permanently closed in 2010 and three gypsum wallboard production facilities and one paper production facility that were temporarily idled in 2007 and 2008, all of which remain temporarily idled as of the date of this report.
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
     On a segment basis, all of the permanently closed and temporarily idled gypsum wallboard and paper production facilities and related long-lived asset impairment charges relate to U.S. Gypsum within the North American Gypsum segment, and U.S. Gypsum’s business is currently generating negative cash flows. As of December 31, 2010, the total carrying value of U.S. Gypsum’s net property, plant and equipment was $1.634 billion, including the aggregate carrying value of $71 million, after impairment charges, of its production facilities permanently closed and temporarily idled.
     Our gypsum wallboard business is cyclical in nature, and prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States remains near historically low levels. Although it increased by approximately 6% in 2010 compared with 2009, this followed a 39% decrease in 2009 compared with 2008 and a 33% decrease in 2008 compared with 2007.
     Currently, there is significant excess wallboard production capacity industry wide in the United States. Industry capacity in the United States was approximately 32.9 billion square feet as of December 31, 2010. We estimate that the industry capacity utilization rate was approximately 49% during the fourth quarter of 2010 and 51% during the full year 2010. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2011, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2011, but remain near an historically low level. At such a low level of capacity utilization, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins.
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
     If the downturn in our markets does not significantly reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close additional production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material cash or noncash restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
INTANGIBLE ASSETS
We have indefinite and definite lived intangible assets with net values of $30 million and $48 million, respectively, as of December 31, 2010. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.
     In 2010, our impairment tests for trade names indicated that there was no impairment.
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
     Intangible assets with definite lives, primarily customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset group (undiscounted and without interest charges) is less than the carrying amount of the asset group. An impairment loss would be measured based on the difference between the fair value of the asset group and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. As of December 31, 2010, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.

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

		Increase (Decrease) in

			2010

		2011	Projected

	Percentage	Net Annual	Benefit

Assumptions	Change	Benefit Cost	Obligation

Pension Benefits:

Discount rate	0.5% increase	$(7)	$(68)

Discount rate	0.5% decrease	7	75

Asset return	0.5% increase	(5)	–

Asset return	0.5% decrease	5	–

Postretirement Benefits:

Discount rate	0.5% increase	$(1)	$(15)

Discount rate	0.5% decrease	1	16

     Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. We have modified our postretirement medical plan in response to continuing retiree health care cost increases so that, effective January 1, 2011, the increase in the annual amount we will pay for retiree health care coverage will be limited to no more than 3%.
     Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2010. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
     See Note 8 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and discount rate and other assumptions, including the health care cost trend rate.

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
     Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance, in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses. The 2009 and 2010 tax expense reflected the recording of a valuation allowance against virtually all of our U.S. federal and state deferred tax assets.
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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2011 and 2012. The notional amount of these hedge contracts was $64 million as of December 31, 2010. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2010 was $3 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges is $14 million, and they all mature by August 26, 2011. As of December 31, 2010, the fair value of these hedges was immaterial.
     We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts is $98 million and they mature by March 28, 2012. The fair value of these contracts was a $4 million unrealized loss as of December 31, 2010. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2010 was $9 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2010, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
See Notes 1 and 6 to the Consolidated Financial Statements for additional information regarding our financial exposures.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)	Years Ended December 31,

	2010	2009	2008

Net sales	$2,939	$3,235	$4,608

Cost of products sold	2,775	3,090	4,416

Gross profit	164	145	192

Selling and administrative expenses	314	304	380

Litigation settlement income	-	(97)	-

Restructuring and long-lived asset impairment charges	110	80	98

Goodwill and other intangible asset impairment charges	-	43	226

Operating loss	(260)	(185)	(512)

Interest expense	183	165	86

Interest income	(5)	(4)	(7)

Other expense (income), net	1	(9)	(10)

Loss before income taxes	(439)	(337)	(581)

Income tax (benefit) expense	(34)	450	(118)

Net loss	$(405)	$(787)	$(463)

Basic loss per common share	$(4.03)	$(7.93)	$(4.67)

Diluted loss per common share	$(4.03)	$(7.93)	$(4.67)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	As of December 31,

	2010	2009

Assets

Current Assets:

Cash and cash equivalents	$629	$690

Short-term marketable securities	128	-

Restricted cash	4	2

Receivables (net of reserves: 2010 - $17; 2009 - $16)	327	357

Inventories	290	289

Income taxes receivable	3	20

Deferred income taxes	6	2

Other current assets	50	71

Total current assets	1,437	1,431

Long-term marketable securities	150	-

Property, plant and equipment, net	2,266	2,427

Other assets	234	239

Total assets	$4,087	$4,097

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$218	$205

Accrued expenses	294	273

Current portion of long-term debt	7	7

Income taxes payable	10	7

Total current liabilities	529	492

Long-term debt	2,301	1,955

Deferred income taxes	7	17

Other liabilities	631	703

Commitments and contingencies

Stockholders’ Equity:

Preferred stock (000) - $1 par value, authorized 36,000 shares; outstanding - none	-	-

Common stock (000) - $0.10 par value; authorized 200,000 shares; issued: 2010 - 103,972 shares; 2009 - 103,972 shares	10	10

Treasury stock at cost (000) -2010 - 1,096 shares; 2009 - 4,672 shares	(55)	(194)

Capital received in excess of par value	2,565	2,640

Accumulated other comprehensive loss	(50)	(80)

Retained earnings (deficit)	(1,851)	(1,446)

Total stockholders’ equity	619	930

Total liabilities and stockholders’ equity	$4,087	$4,097

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	Years Ended December 31,

	2010	2009	2008

Operating Activities

Net loss	$(405)	$(787)	$(463)

Adjustments to Reconcile Net Loss to Net Cash:

Depreciation, depletion and amortization	178	203	182

Intangible and long-lived asset impairment charges	58	43	226

Share-based compensation expense	23	21	24

Deferred income taxes	(9)	453	(111)

Noncash income tax benefit	(37)	-	-

(Gain) loss on asset dispositions	(2)	(10)	1

Convertible debt embedded derivative	-	(10)	(11)

(Increase) Decrease in Working Capital (net of acquisitions):

Receivables	28	108	(37)

Income taxes receivable	16	(4)	22

Inventories	(1)	113	27

Payables	9	(8)	(78)

Accrued expenses	13	(23)	49

Decrease (increase) in other assets	5	25	(23)

Increase in other liabilities	32	2	25

Other, net	(2)	13	2

Net cash (used for) provided by operating activities	(94)	139	(165)

Investing Activities

Purchases of marketable securities	(354)	-	-

Sales or maturities of marketable securities	74	-	-

Capital expenditures	(39)	(44)	(238)

Net proceeds from asset dispositions	23	16	-

Investment in joint ventures	(1)	(7)	(12)

Deposit of restricted cash	(2)	(1)	(1)

Acquisitions of businesses, net of cash acquired	-	-	(1)

Net cash used for investing activities	(299)	(36)	(252)

Financing Activities

Issuance of debt	350	319	1,950

Repayment of debt	(7)	(195)	(1,331)

Payment of debt issuance fees	(16)	(15)	(10)

Issuances of common stock	1	-	-

Repurchases of common stock	(2)	-	-

Excess tax benefits from share-based compensation	-	-	(1)

Net cash provided by financing activities	326	109	608

Effect of exchange rate changes on cash	6	7	(17)

Net (decrease) increase in cash and cash equivalents	(61)	219	174

Cash and cash equivalents at beginning of period	690	471	297

Cash and cash equivalents at end of period	$629	$690	$471

Supplemental Cash Flow Disclosures:

Interest paid	$171	$139	$83

Income taxes refunded, net	(8)	(1)	(21)

Amount in accounts payable for capital expenditures	9	2	6
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common				Capital		Accumulated

	Shares	Treasury			Received in	Retained	Other

	Issued	Shares	Common	Treasury	Excess of	Earnings	Comprehensive

(millions, except share data)	(000)	(000)	Stock	Stock	Par Value	(Deficit)	Income (Loss)	Total

Balance at December 31, 2007	103,972	(4,921)	$10	$(204)	$2,607	$(196)	$9	$2,226

Net loss						(463)		(463)

Foreign currency translation, net of tax benefit of $1							(100)	(100)

Change in fair value of derivatives, net of tax benefit of $20							(30)	(30)

Change in pension and postretirement benefit plans, net of tax benefit of $49							(107)	(107)

Unrealized loss on marketable securities, net of tax of $0.1							1	1

Total comprehensive income (loss)								(699)

Share-based compensation					24			24

Stock issuances		128		5	(5)			-

Other					(1)			(1)

Balance at December 31, 2008	103,972	(4,793)	$10	$(199)	$2,625	$(659)	$(227)	$1,550

Net loss						(787)		(787)

Foreign currency translation, net of tax of $0.4							52	52

Change in fair value of derivatives, net of tax benefit of $0.1							36	36

Change in pension and postretirement benefit plans, net of tax benefit of $4							59	59

Total comprehensive income (loss)								(640)

Share-based compensation					21			21

Stock issuances		121		5	(5)			-

Other					(1)			(1)

Balance at December 31, 2009	103,972	(4,672)	$10	$(194)	$2,640	$(1,446)	$(80)	$930

Net loss						(405)		(405)

Foreign currency translation, net of tax of $0.3							19	19

Change in fair value of derivatives, net of tax benefit of $8							7	7

Change in pension and postretirement benefit plans, net of tax of $39							4	4

Total comprehensive income (loss)								(375)

Share-based compensation					23			23

Stock issuances		3,576		137	(96)			41

Other				2	(2)			-

Balance at December 31, 2010	103,972	(1,096)	$10	$(55)	$2,565	$(1,851)	$(50)	$619

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
ADVERTISING
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $15 million in 2010, $13 million in 2009 and $23 million in 2008.
RESEARCH AND DEVELOPMENT
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in 2010, $13 million in 2009 and $19 million in 2008.

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
INVENTORY VALUATION
All of our inventories are stated at the lower of cost or market. Virtually all of our inventories are valued under the average cost method with the remainder valued under the first-in, first-out cost method. Inventories include materials, labor and applicable factory overhead costs. Depreciation associated with manufacturing assets is excluded from inventory cost, but is included in cost of products sold.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments, primarily money market mutual funds, with maturities of three months or less at the time of purchase.
MARKETABLE SECURITIES
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI. If it is deemed that marketable securities have unrealized losses that are other than temporary, these losses will be recorded in earnings immediately. Situations in which losses may be considered other than temporary include when we have decided to sell a security or when it is more likely than not that we will be required to sell the security before we recover its amortized cost basis.
RECEIVABLES
Trade Receivables: We include trade receivables in receivables on our consolidated balance sheets. Trade receivables are recorded at net realizable value, which includes allowances for cash discounts and doubtful accounts. We review the collectability of trade receivables on an ongoing basis. Trade receivables determined to be uncollectible are written off to the allowance for doubtful accounts. This determination is based on the delinquency of the account, the financial condition of the customer and our collection experience.
Financing Receivables: We include short-term financing receivables in receivables and long-term financing receivables in other assets on our consolidated balance sheets. Financing receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing receivables on an ongoing basis. Financing receivables determined to be uncollectible are written off to the allowance for credit losses. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2010, the allowance for credit losses was immaterial.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We have determined estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and five years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of those assets. Capitalized interest was zero in 2010, $3 million in 2009 and $19 million in 2008. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2010, $7 million of net property, plant and equipment included in other current assets on the consolidated balance sheet was classified as “assets held for sale.” Assets in this category are primarily related to our United States Gypsum Company, or U.S. Gypsum, reporting unit. These assets are anticipated to be sold in 2011.
INTANGIBLE ASSETS
We perform impairment tests for goodwill (when applicable) and other intangible assets with indefinite useful lives as of October 31 of each year, or more frequently if events or circumstances indicate they might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. We perform impairment tests on definite-lived intangible assets upon identification of events or circumstances that may indicate the carrying amount of the assets might be unrecoverable. See Note 3 for information related to impairment testing and impairment charges.
SHARE-BASED COMPENSATION
We award share-based compensation to employees in the form of stock options, RSUs and performance shares. All grants under share-based payment programs are accounted for at fair value at the date of grant. The expense for these equity-based incentives is based on their fair value at date of grant. We recognize expense on all share-based awards expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award.
DERIVATIVE INSTRUMENTS
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to AOCI, and is reclassified to earnings when the transaction underlying the derivative instrument has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. We periodically re-assess the probability of the forecasted transaction underlying the derivative instrument occurring. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings.
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
FOREIGN CURRENCY TRANSLATION
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We record transaction gains and losses to earnings. The total transaction loss was $1 million in 2010, $2 million in 2009 and $8 million in 2008.
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
2.   Restructuring and Long-Lived Asset Impairment Charges
In response to adverse market conditions, we implemented restructuring activities in 2010, 2009 and 2008 that resulted in the charges described below.
2010
In 2010, we recorded restructuring and long-lived asset impairment charges totaling $110 million primarily associated with the temporary idling or permanent closure of production facilities, the temporary idling of two gypsum quarries and a ship loading facility, the closure of five distribution centers and a salaried workforce reduction. On a segment basis, $93 million of the total amount related to North American Gypsum, $15 million to Building Products Distribution and $1 million each to Worldwide Ceilings and Corporate.
     Long-lived asset impairment charges totaled $58 million. This amount included charges related to (1) a gypsum wallboard production facility in Southard, Okla., that was permanently closed, (2) the carrying values of machinery, equipment and buildings at our previously idled and now permanently closed gypsum wallboard production facilities in Fort Dodge, Iowa, and Jacksonville, Fla., and paper production facilities in Clark, N.J., and South Gate, Calif., and (3) the carrying values of machinery, equipment and buildings at our temporarily idled gypsum wallboard production facilities in Stony Point, N.Y., Baltimore, Md., and Jacksonville, Fla., and our temporarily idled paper production facility in Jacksonville, Fla. The carrying values of the machinery, equipment and buildings at these temporarily idled production facilities exceeded the estimated future undiscounted cash flows for their remaining useful lives due to the extended downturn in our markets and our forecasts regarding the timing and rate of recovery in those markets.
     Other asset impairment charges totaled $6 million. This amount included charges primarily related to write-offs of receivables and inventories for a gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, that will be temporarily idled later in the first quarter of 2011 and five distribution centers that were closed during 2010.
     Severance charges totaled $22 million. This amount included $8 million for severance primarily related to a salaried workforce reduction and $14 million for severance related to the temporary idling of production facilities, the two gypsum quarries and ship loading facility and the closure of distribution centers. The number of salaried employees terminated and open salaried positions eliminated was approximately 230. The number of hourly employees terminated and open hourly positions eliminated was approximately 420.
     Lease obligation charges totaled $11 million, the majority of which related to the closure of the distribution centers. We recorded an additional $8 million for contractual obligations and $5 million for other exit costs.
2009
In 2009, we recorded restructuring and long-lived asset impairment charges totaling $80 million primarily associated with salaried workforce reductions, the closure of 37 distribution centers and the temporary idling or permanent closure of production facilities. On a segment basis, $39 million of the total amount related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate. These charges included (1) $10 million for severance primarily related to salaried workforce reductions and $6 million for severance related to the closure of distribution centers and the idling or closure of production facilities, (2) $32 million for lease obligations primarily related to the closure of distribution centers and future lease obligations related to space that we no longer occupy in our corporate headquarters, (3) $24 million for the write-down of the value of machinery and equipment at production facilities that were permanently closed, equipment related to distribution center closures, leasehold improvements related to leased space we no longer occupy in our corporate headquarters and the write-off of receivables and inventory at the closed distribution centers, and (4) $8 million for costs related to production facilities that were temporarily idled or permanently closed prior to 2009 and other exit costs. The number of employees terminated and open positions eliminated during 2009 as a result of our salaried workforce reductions was approximately 360. The number of hourly employees terminated and open hourly positions eliminated during 2009 was approximately 460.
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

RESTRUCTURING RESERVE
A restructuring reserve of $49 million was included in accrued expenses and long-term liabilities on the consolidated balance sheet as of December 31, 2010. We expect future payments to be approximately $34 million in 2011, $7 million in 2012 and $8 million after 2012. On a segment basis, $22 million of all expected future payments relate to Building Products Distribution, $20 million to North American Gypsum, $1 million to Worldwide Ceilings and $6 million to Corporate. All restructuring-related payments in 2010 were funded with cash from operations or cash on hand. We expect that the future payments also will be funded with cash from operations or cash on hand.
     The restructuring reserve for the years ended December 31, 2010, 2009 and 2008 is summarized as follows (dollars in millions):

	Balance	Annual Activity			Balance

	as of		Cash	Asset	as of

	January 1	Charges	Payments	Impairment	December 31

2010 Restructuring Activities:

Severance	$4	$22	$(15)	$-	$11

Lease obligations	34	11	(16)	-	29

Asset impairments	-	64	-	(64)	-

Other exit costs	2	13	(6)	-	9

Total	$40	$110	$(37)	$(64)	$49

2009 Restructuring Activities:

Severance	$27	$16	$(39)	$-	$4

Lease obligations	23	32	(15)	(6)	34

Asset impairments	-	24	-	(24)	-

Other exit costs	-	8	(6)	-	2

Total	$50	$80	$(60)	$(30)	$40

2008 Restructuring Activities:

Severance	$-	$50	$(23)	$-	$27

Lease obligations	-	24	(1)	-	23

Asset impairments	-	18	-	(18)	-

Other exit costs	-	6	(6)	-	-

Total	$-	$98	$(30)	$(18)	$50

3.   Marketable Securities
Our investments in marketable securities as of December 31, 2010 consisted of the following:

	Amortized	Fair

(millions)	Cost	Value

Corporate debt securities	$123	$123

U.S. government and agency debt securities	58	58

Asset-backed debt securities	19	19

Non-U.S. government debt securities	10	10

Certificates of deposit	41	41

Municipal debt securities	27	27

Total marketable securities	$278	$278

     The realized and unrealized gains and losses as of and for the year ended December 31, 2010 were immaterial. Proceeds received from sales and maturities of marketable securities were $74 million for 2010.

     Contractual maturities of marketable securities as of December 31, 2010 were as follows:

	Amortized	Fair

(millions)	Cost	Value

Due in 1 year or less	$128	$128

Due in 1-5 years	128	128

Due in more than 5 years	3	3

Asset-backed debt securities	19	19

Total marketable securities	$278	$278

4. Intangible Assets
We have both indefinite and definite lived intangible assets. We perform impairment tests on intangible assets with indefinite useful lives including goodwill (when applicable) as of October 31 of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite useful life to below its carrying value. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates. Based on tests performed in 2010, we determined that our intangible assets with indefinite useful lives were not impaired. We perform impairment tests on definite lived intangible assets, such as customer relationships, upon identification of events or circumstances that may indicate the carrying amount of the asset might be unrecoverable.
     In 2010, there was no impairment identified for any of our customer relationship or trade name intangible assets. We had no recorded goodwill on our consolidated balance sheet as of December 31, 2010 or during the year then ended.
     In 2009, we recorded goodwill and other intangible asset impairment charges of $43 million. Because of continuing weak economic conditions, macroeconomic factors impacting industry business conditions, recent segment operating performance and our decision in September 2009 to close additional distribution centers, we performed interim impairment tests on L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment, as of September 30, 2009. This testing indicated that the fair value of the L&W Supply reporting unit was less than its carrying value and, as a result, impairment existed. Consequently, in the third quarter of 2009, we recorded impairment charges totaling $41 million, of which $29 million related to L&W Supply’s intangible assets associated with trade names and $12 million was its remaining goodwill balance. No impairment existed for L&W Supply’s intangible assets associated with customer relationships. During our annual impairment review in the fourth quarter of 2009, we determined that a full impairment existed for the trade names of the Latin America reporting unit within our Worldwide Ceilings segment. This impairment resulted in an additional impairment charge of $2 million. We determined that no additional impairment existed for L&W Supply’s intangible assets based on the annual review. We had no recorded goodwill on our consolidated balance sheet as of December 31, 2009.
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
INTANGIBLE ASSETS
Intangible assets, which are included in long-term other assets on the consolidated balance sheets, are summarized as follows:

	As of December 31, 2010				As of December 31, 2009

	Gross				Gross

	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated

(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Intangible Assets with Definite Lives:

Customer relationships	$70	$-	$(26)	$44	$70	$-	$(20)	$50

Other	9	-	(5)	4	9	-	(4)	5

Total	79	-	(31)	48	79	-	(24)	55

Intangible Assets with Indefinite Lives:

Trade names	22	-	-	22	53	(31)	-	22

Other	9	(1)	-	8	9	-	-	9

Total	31	(1)	-	30	62	(31)	-	31

Total Other Intangible Assets	$110	$(1)	$(31)	$78	$141	$(31)	$(24)	$86

     Intangible assets with definite lives are amortized. The weighted average amortization periods are 10 years for customer relationships and 11 years for other intangible assets with definite lives. Total amortization expense was $7 million in 2010 and $8 million in each of 2009 and 2008. Estimated annual amortization expense for intangible assets is $8 million for 2011 and $7 million for each of the years 2012 through 2015. Intangible assets with indefinite lives are not amortized.
GOODWILL
Changes in the carrying amount of goodwill for Building Products Distribution, the only reportable segment with goodwill during the year ended December 31, 2009, are summarized as follows:

Building

Products

(millions)	Distribution

Balance as of January 1, 2009:

Goodwill	$213

Accumulated impairment charges	(201)

$12

Impairment charges	(12)

Balance as of December 31, 2009:

Goodwill	$213

Accumulated impairment charges	(213)

$-

5. Debt
Total debt as of December 31 consisted of the following:

(millions)	2010	2009

6.3% senior notes due 2016	$500	$500

7.75% senior notes due 2018, net of discount	499	499

8.375% senior notes due 2018	350	-

9.75% senior notes due 2014, net of discount	296	295

10% convertible senior notes due 2018, net of discount	382	380

Ship mortgage facility (includes $7 million of current portion of long-term debt)	42	49

Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,308	$1,962

CREDIT FACILITY
In the fourth quarter of 2010, we amended and restated our credit facility. As amended and restated, the credit facility allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. The credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It is available to fund working capital needs and for other general corporate purposes.
     Borrowings under the credit facility bear interest at a floating rate based on an alternate base rate or, at our option, at adjusted LIBOR plus 3.00%. We are also required to pay annual facility fees of 0.75% on the entire facility, whether drawn or undrawn, and fees on outstanding letters of credit. We have the ability to repay amounts outstanding under the credit agreement at any time without prepayment premium or penalty. The credit facility matures on December 21, 2015 unless terminated earlier in accordance with its terms, including if by May 2, 2014 our 9.75% senior notes due in 2014 are not repaid, their payment is not provided for or their maturity has not been extended until at least 2016 unless we then have liquidity of at least $500 million.
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of the date of this report, our fixed charge coverage ratio was (0.21)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $40 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions.
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2010, outstanding letters of credit and the current availability requirement of $40 million for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $126 million. As of December 31, 2010 and during the year then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.3%. Outstanding letters of credit totaled $81 million as of December 31, 2010.

SENIOR NOTES
In the fourth quarter of 2010, we issued $350 million in aggregate principal amount of 8.375% senior notes due 2018. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
     We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the consolidated balance sheets at $296 million as of December 31, 2010 and $295 million as of December 31, 2009, which are net of debt discount of $4 million and $5 million, respectively. Our obligations under these notes are guaranteed on a senior unsecured basis by the same domestic subsidiaries that have guaranteed the 8.375% senior notes.
     We have $500 million of 7.75% senior notes due 2018 that are recorded on the December 31, 2010 and 2009 consolidated balance sheets at $499 million, which is net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes decrease or thereafter increase. At our current credit ratings, the interest rate on these notes is at the maximum level of 9.75%. We also have $500 million of 6.3% senior notes due 2016.
     The 9.75% senior notes, 8.375% senior notes, 7.75% senior notes and 6.3% senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.
     The 9.75% and 8.375% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% and 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investors Service and Standard & Poor’s Financial Services LLC.
     The 9.75%, 7.75% and 6.3% senior notes contain a provision that allows us to redeem the notes in whole at any time, or in part from time to time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed and (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rate plus a spread (as outlined in the respective indentures), plus, in each case, any accrued and unpaid interest on the principal amount being redeemed to the redemption date. The 8.375% senior notes contain a similar provision that allows us to redeem those notes, in whole or in part from time to time, at our option, beginning on October 15, 2014 at stated redemption prices, plus any accrued and unpaid interest. In addition, we may redeem the 8.375% senior notes in whole or in part from time to time, at our option, prior to October 15, 2014 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium (as specified in the supplemental indenture with respect to those notes), plus any accrued and unpaid interest.
CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the consolidated balance sheets at $382 million as of December 31, 2010 and $380 million as of December 31, 2009, which are net of debt discount of $18 million and $20 million, respectively, as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $42 million as of December 31, 2010 and $49 million as of December 31, 2009. Of the total amounts outstanding as of December 31, 2010 and 2009, $7 million was classified as current portion of long-term debt on our consolidated balance sheets.
     The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.27% as of December 31, 2010. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.
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
     As of December 31, 2010 and during the year then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.3%. As of December 31, 2010, outstanding letters of credit totaled Can. $0.4 million. The U.S. dollar equivalent of borrowings available under this agreement as of December 31, 2010 was $30 million.

INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 20 years.
OTHER INFORMATION
The fair value of our debt was $2.564 billion as of December 31, 2010 and $2.211 billion as of December 31, 2009. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models. As of December 31, 2010, we were in compliance with the covenants contained in our credit facilities. The amounts of total debt outstanding as of December 31, 2010 maturing during the next five years and beyond were: $7 million in each of the years 2011 and 2012, $4 million in 2013, $304 million in 2014, $4 million in 2015 and $2.005 billion after 2015.
6.   Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2010, we had swap and option contracts to hedge $64 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of December 31, 2010 was $21 million. AOCI also includes $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2010. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. We reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million asset as of December 31, 2010.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these hedges was $14 million as of December 31, 2010. All of these contracts mature by August 26, 2011. We do not apply hedge accounting for these hedge contracts and all changes in their fair value are recorded to earnings. As of December 31, 2010, the fair value of these hedges was immaterial.
     We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these hedges was $98 million as of December 31, 2010, and they mature by March 28, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2010. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these hedges that remained in AOCI was a $4 million unrealized loss as of December 31, 2010.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of December 31, 2010, our derivatives were in a net liability position of $24 million, and we provided $18 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in			Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive			Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives			AOCI into Income	AOCI into Income
Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	2010	2009	2008		2010	2009	2008

Commodity contracts	$(18)	$(27)	$(45)	Cost of products sold	$(20)	$(64)	$(12)
Foreign exchange contracts	(3)	(2)	-	Cost of products sold	-	(1)	-

Total	$(21)	$(29)	$(45)		$(20)	$(65)	$(12)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income on	Recognized in Income on
Instruments	Derivatives	Derivatives
		2010	2009	2008

Commodity contracts	Cost of products sold	$(4)	$(4)	$-
Foreign exchange contracts	Other expense (income), net	(2)	1	(1)
Interest rate contracts	Interest expense	-	(1)	(2)
Interest rate contracts	Other expense (income), net	-	1	6

Total		$(6)	$(3)	$3

     As of December 31, 2010, we had no derivatives designated as net investment or fair value hedges.
     The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2010 and 2009 (dollars in millions):

Derivatives	Assets			Liabilities
Designated as Hedging	Balance Sheet	Fair		Balance Sheet	Fair
Instruments	Location	Value		Location	Value
		12/31/10	12/31/09		12/31/10	12/31/09

Commodity contracts	Other current assets	$-	$2	Accrued expenses	$16	$13
Commodity contracts	Other assets	-	2	Other liabilities	5	13
Foreign exchange contracts	Other current assets	-	-	Accrued expenses	3	-
Foreign exchange contracts	Other assets	-	-	Other liabilities	1	-

Total		$-	$4		$25	$26

Derivatives Not	Assets			Liabilities
Designated as Hedging	Balance Sheet	Fair		Balance Sheet	Fair
Instruments	Location	Value		Location	Value
		12/31/10	12/31/09		12/31/10	12/31/09

Commodity contracts	Other current assets	$1	$1	Accrued expenses	$-	$-
Total		$1	$1		$-	$-

Total derivatives		$1	$5		$25	$26

7.   Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. The fair values of our cash equivalents, marketable securities and derivatives were determined using the fair value hierarchy of inputs described in Note 1. We began reporting cash equivalents in the fair value measurements in 2010 because we believe it provides additional useful information. The cash equivalents shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and as a result are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices and foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2010:
Cash equivalents	$357	$59	$-	$416
Marketable securities:
Corporate debt securities	-	123	-	123
U.S. government and agency debt securities	-	58	-	58
Asset-backed debt securities	-	19	-	19
Non-U.S. government debt securities	-	10	-	10
Certificates of deposit	-	41	-	41
Municipal debt securities	-	27	-	27
Derivative assets	-	1	-	1
Derivative liabilities	-	(25)	-	(25)

As of December 31, 2009:
Derivative assets	-	5	-	5
Derivative liabilities	-	(26)	-	(26)

     During 2010, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery, equipment and buildings at certain production facilities. We measured the fair values of that machinery and equipment and those buildings using measurements classified as Level 3 which resulted in a full impairment. As a result, as discussed in Note 2, we recorded long-lived asset impairment charges of $58 million related to those production facilities. Those charges are included in restructuring and long-lived asset impairment charges in the consolidated statement of operations for the year ended December 31, 2010.

8.   Employee Retirement Plans
We maintain defined benefit pension plans for most of our employees. Most of these plans require employee contributions in order to accrue benefits. Benefits payable under the plans are based on employees’ years of service and compensation during specified years of employment. Effective December 31, 2010, we amended the USG Corporation defined benefit pension plan to replace the final average pay formula with a cash balance formula for employees hired after that date.
     We also maintain plans that provide postretirement benefits (retiree health care and life insurance) for eligible employees. Employees hired before January 1, 2002 generally become eligible for the postretirement benefit plans when they meet minimum retirement age and service requirements. The cost of providing most postretirement benefits is shared with retirees.
     We currently believe that the Patient Protection and Affordable Care Act and the related reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) will not have a material impact on our results of operations, financial position or cash flows. However, we are continuing to evaluate the provisions of the Act and ongoing, related regulatory activity to determine their potential impact, if any, on our health care benefit costs.
     In 2010, we decided to convert our prescription drug program for retirees over the age of 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan, or EGWP. Beginning in 2012, we will use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. When those costs are eliminated, the Part D subsidies will be shared with retirees to reduce retiree contributions. The amount of the subsidies shared with retirees will reflect the various subsidy levels of our plan (subsidies vary by years of service at retirement). We have formally adopted this change effective with the December 31, 2010 measurement of our liability for retiree medical costs. As a result, in the fourth quarter of 2010, we reduced our accumulated postretirement benefit obligation, or APBO, by approximately $47 million.
     During 2009, we modified our postretirement medical plan in response to continuing retiree health care cost increases. Effective January 1, 2011, the increase in the annual amount we will pay for retiree health care coverage for eligible existing retirees and for eligible active employees who may qualify for retiree health care coverage in the future will be limited to no more than 3% per year. This change resulted in a remeasurement of our APBO, on May 31, 2009, which reduced the obligation by $95 million. The assumptions used in the remeasurement of our APBO were unchanged from our December 31, 2008 valuation, except that the discount rate changed from 6.85% to 7.35% as of May 31, 2009.
     The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2010	2009	2008

Pension Benefits:
Service cost of benefits earned	$27	$27	$34
Interest cost on projected benefit obligation	63	68	69
Expected return on plan assets	(66)	(69)	(77)
Net amortization	17	5	8

Net pension cost	$41	$31	$34

Postretirement Benefits:
Service cost of benefits earned	$7	$7	$14
Interest cost on projected benefit obligation	17	19	26
Net amortization	(17)	(14)	(8)

Net postretirement cost	$7	$12	$32

     We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.051 billion as of December 31, 2010 and $944 million as of December 31, 2009. For defined benefit pension plans with plan assets having a fair value in excess of the ABO, the aggregate fair value of those plans’ assets was $184 million and the aggregate ABO was $163 million. For defined benefit plans with an ABO in excess of the fair value of plan assets, the aggregate ABO of those plans was $888 million and the aggregate fair value was $838 million.
     The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation as of January 1	$1,075	$975	$304	$351
Service cost	27	27	7	7
Interest cost	63	68	17	19
Participant contributions	10	10	8	6
Benefits paid	(60)	(98)	(22)	(22)
Medicare Part D subsidy receipts	-	-	2	1
Plan amendment	1	(8)	(47)	(84)
Actuarial loss	54	78	15	21
Foreign currency translation	10	23	2	5

Benefit obligation as of December 31	$1,180	$1,075	$286	$304

Change in Plan Assets:
Fair value as of January 1	$881	$750	$-	$-
Actual return on plan assets	133	146	-	-
Employer contributions	48	49	14	16
Participant contributions	10	10	8	6
Benefits paid	(60)	(98)	(22)	(22)
Foreign currency translation	10	24	-	-

Fair value as of December 31	$1,022	$881	$-	$-

Funded status	$(158)	$(194)	$(286)	$(304)

Components on the Consolidated Balance Sheets:
Noncurrent assets	$-	$5	$-	$-
Current liabilities	(6)	-	(18)	(17)
Noncurrent liabilities	(152)	(199)	(268)	(287)

Net liability as of December 31	$(158)	$(194)	$(286)	$(304)

Pretax Components in AOCI:
Net actuarial loss	$303	$329	$44	$29
Prior service cost (credit)	2	3	(173)	(143)

Total as of December 31	$305	$332	$(129)	$(114)

     For the defined benefit pension plans, we estimate that during the 2011 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $23 million and prior service cost of $2 million. For the postretirement benefit plans, we estimate that during the 2011 fiscal year we will amortize from AOCI into net postretirement cost a prior service credit of $21 million and net actuarial loss of $1 million.

ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2010	2009	2010	2009

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.50%	5.95%	5.10%	5.85%
Compensation increase rate	3.00%	3.50%	-	-

Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.95%	6.85%	5.85%	6.85%
Expected return on plan assets	7.00%	7.00%	-	-
Compensation increase rate	3.50%	3.50%	-	-

     For the measurement of APBO at December 31, 2010, for our principal U.S. postretirement health care plan, the assumed health care cost trend rates start with a 7.60% increase in 2011 and a gradual decline in increases to 5.25% for 2015 and beyond. However, the annual increase to our contributions was limited to 3% effective January 1, 2011. For this measurement at December 31, 2009, the assumed health care cost trend rates started with an 8.1% increase in 2010 and a gradual decline in increases to 5.25% for 2015 and beyond.
     Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact will be mitigated by the 3% limit on our contributions for the principal U.S. plan effective January 1, 2011. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
(millions)	Point Increase	Point Decrease

Effect on total service and interest cost	$1	$-
Effect on postretirement benefit obligation	(5)	12

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

     Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio. The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2010.

	Investment Policy

	Target	Range

Asset Categories:

Equity	61%	55% - 65%

Fixed income	23%	15% - 30%

Limited partnerships	12%	7% - 17%

Real estate	4%	0% - 10%

Cash equivalents and short-term investments	0%	0% - 10%

Total	100%

     Equity investments are in institutional commingled/pooled equity funds, equity mutual funds and direct holdings of the common stock of U.S. and non-U.S. companies. Both the equity funds and direct holdings are invested in companies with a range of market capitalizations. This category also includes an investment in USG Corporation shares of common stock as described below. Fixed income securities include U.S. Treasury securities, non-U.S. government debt securities such as Canadian federal bonds, corporate bonds of companies from diversified industries and mortgage-backed securities. Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development, infrastructure and a multi-strategy hedge fund. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return. Real estate is primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States.
     During 2010, we made contributions to our pension plans that included 3,271,405 shares of our common stock held in treasury, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or the Trust, and were initially recorded on the consolidated balance sheet at the September 7, 2010 closing price of $13.03 per share, or approximately $42.6 million in the aggregate. The Contributed Shares are not reflected on the consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $12.38 per share ($13.03 less 5%), or approximately $40.5 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them at its discretion as fiduciary. During December 2010, Evercore sold 184,104 shares in open market transactions. As of December 31, 2010, the Trust held 3,087,301 shares of our common stock with an aggregate fair value of $52.0 million based on a closing price of $16.83 per share on that date.

Fair Values of Plan Assets: The fair values of our defined benefit plans’ consolidated assets by asset category as of December 31 were as follows:

(millions)	2010	2009

Asset Categories:
Equity	$672	$572
Fixed income	207	191
Limited partnerships	102	91
Real estate funds	25	19
Cash equivalents and short-term investments	67	8

Total	$1,073	$881

Receivables	22	-
Accounts payable	(73)	-

Total	$1,022	$881

     The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 1. The fair values by category of inputs as of December 31, 2010 and 2009 were as follows:

	Quoted Prices
	in Active		Significant
	Markets for		Other		Significant
	Identical		Observable		Unobservable
	Assets		Inputs		Inputs
	(Level 1)		(Level 2)		(Level 3)		Total
(millions)	2010	2009	2010	2009	2010	2009	2010	2009

Asset Categories:
Equity: (a)
Common and preferred stock	$250	$268	$-	$-	$-	$-	$250	$268
USG company stock	52	-	-	-	-	-	52	-
Commingled/pooled/mutual funds	106	304	264	-	-	-	370	304
Fixed income: (b)
U.S. government and agency debt securities	-	42	12	-	-	-	12	42
Non-U.S. government and agency debt securities	-	14	14	1	-	-	14	15
Corporate debt securities	-	55	34	-	-	-	34	55
Mortgage backed and asset backed securities	-	-	36	-	-	-	36	-
Commingled/pooled funds	-	27	105	-	-	-	105	27
Other	-	52	5	-	1	-	6	52
Limited partnerships (c)	-	-	-	42	102	49	102	91
Real estate funds (d)	-	-	-	-	25	19	25	19
Cash equivalents and short-term investments (e)	-	8	67	-	-	-	67	8

Total	$408	$770	$537	$43	$128	$68	$1,073	$881

Receivables							22	-
Accounts payable							(73)	-

Total							$1,022	$881

(a)	The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Approximately 84% of these investments are actively managed. USG company stock represents 3,087,301 shares of New York Stock Exchange listed common stock. The plans did not hold any USG common stock at December 31, 2009. USG does not currently pay dividends on its common stock. Investments in commingled/pooled equity funds have been classified as Level 2 in 2010 because as institutional funds readily observable quoted prices are not widely available. In 2009, investments in the same or similar funds were classified as Level 1 assets and were not reclassified as Level 2 assets in this presentation.

(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities. For 2010, these fixed income assets were classified as Level 2. For 2009, fixed income assets, which were substantially similar to those held in 2010, were incorrectly classified as Level 1 assets when originally reported and were not reclassified as Level 2 assets in this presentation. Mortgage backed securities, both those issued by government-sponsored entities, such as the Federal National Mortgage Association, and private issuers, are now disclosed separately. They were previously included in the U.S. government and agency securities and other categories.

(c)	Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development, infrastructure and a multi-strategy hedge fund. These investments use strategies with returns normally expected to have a low correlation to the return of equities and often provide a current income component that is a meaningful portion of the investment’s total return. In 2009, a $42 million limited partnership investment with a hedge fund manager should have been classified as a Level 3 asset rather than a Level 2 asset because as of December 31, 2009 the majority of the funds could not be redeemed within three months. As of December 31, 2010, a $47 million investment with the same manager has been classified as Level 3 for the same reason.

(d)	Includes investments in three different private real estate funds that invest primarily in a variety of property types in geographically diverse markets across the U.S.

(e)	Cash equivalents and short-term investments are primarily held in short-term investment funds or registered money market funds with daily liquidity.
     A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2008 and December 31, 2010 is as follows:

	Fixed	Real	Limited
(millions)	Income	Estate	Partnerships	Total

Balance as of December 31, 2008	$-	$34	$50	$84
Realized gains (losses)	-	1	1	2
Unrealized gains (losses)	-	(15)	(5)	(20)
Purchases, sales and settlements	-	(1)	3	2

Balance as of December 31, 2009	-	$19	$49	$68
Realized gains (losses)	-	1	1	2
Unrealized gains (losses)	-	3	8	11
Purchases, sales and settlements	-	2	(3)	(1)
Net transfers into (out of) of Level 3	1	-	47	48

Balance as of December 31, 2010	$1	$25	$102	$128

CASH FLOWS
For 2011, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974, or ERISA. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $61 million to our pension plans in 2011. We expect to receive Medicare subsidy receipts of $2 million in 2011. Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans, are as follows (in millions):

Years ended	Pension	Postretirement
December 31	Benefits	Benefits

2011	$83	$19
2012	53	19
2013	58	19
2014	59	20
2015	70	20
2016-2020	454	104

     For many years, we have had a defined contribution plan commonly known as a 401(k) plan. The plan provides participating employees the opportunity to invest 1% to 20% of their compensation on a pretax basis in any of nine investment options offered, subject to limitations on the amount that may be contributed by highly compensated employees. Participants earned a guaranteed company match of 25% on their contributions of up to 6% of their eligible compensation during 2010. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses. These contributions amounted to $6 million in 2010, $5 million in 2009 and $15 million in 2008. Effective January 1, 2011, the guaranteed company match was reduced to 10% from 25%.
9.   Share-Based Compensation
We grant share-based compensation to eligible participants under our Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders in 2006. An amendment to the LTIP was approved by the Board of Directors and stockholders in May 2010 to increase the number of shares authorized for grants by 4.5 million. As of December 31, 2010, a total of 12.7 million shares of common stock were authorized for grants under the LTIP, of which 5.4 million shares were reserved for future grants. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
     Our expense for share-based arrangements was $23 million in 2010, $21 million in 2009 and $24 million in 2008. The income tax benefits recognized for share-based arrangements in the consolidated statements of operations were zero in 2010 and 2009 and $9 million in 2008. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
STOCK OPTIONS
We granted stock options in 2010, 2009 and 2008 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control, except that 46,000 of the stock options granted in 2010 were granted as special retention awards that generally will vest 100% after three years. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
     We estimated the fair value of each stock option granted on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of peer volatilities and 50% weighting of implied USG volatilities. We did not consider historical volatility of our common stock price to be an appropriate measure of future volatility because of the impact that our Chapter 11 proceedings completed in 2006 had on our historical stock price. The risk-free rate was based on zero-coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the Securities and Exchange Commission because there is not sufficient historical stock option exercise experience available.

Assumptions:	2010	2009	2008

Expected volatility	46.90%	62.58%	37.59%
Risk-free rate	2.97%	2.63%	3.20%
Expected term (in years)	6.25	6.25	6.25
Expected dividends	-	-	-

     A summary of stock options outstanding as of December 31, 2010 and of stock option activity during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000)	Price	Term (years)	(millions)

Outstanding at January 1, 2010	3,602	$29.08	7.75	$10
Granted	1,006	12.02
Exercised	(61)	8.10
Canceled	(78)	37.82
Forfeited	(12)	16.60

Outstanding at December 31, 2010	4,457	$25.40	7.35	$17
Exercisable at December 31, 2010	1,823	$37.47	6.31	$3
Vested or expected to vest at December 31, 2010	4,432	$25.46	7.44	$17

     The weighted average grant date fair value was $5.92 for options granted during 2010, $4.12 for options granted during 2009 and $14.78 for options granted during 2008.
     Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was $1 million in 2010 and less than $1 million in 2008. Cash received from the exercise of stock options also was $1 million in 2010 and less than $1 million in 2008. There were no stock options exercised in 2009. As a result of the net operating loss we reported for federal tax purposes for 2010, 2009 and 2008, none of the tax benefit with respect to these exercises has been reflected in capital received in excess of par value as of December 31, 2010. Included in our net operating loss carryforwards is $15 million for which a tax benefit of $5 million will be recorded in capital received in excess of par value when the loss carryforward is utilized.
     As of December 31, 2010, there was $5 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 1.7 years. The total fair value of stock options vested was $9 million during 2010, $11 million during 2009 and $7 million during 2008.
RESTRICTED STOCK UNITS
We granted RSUs during 2010, 2009 and 2008. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest 100% after three to five years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the effective date of grant.
     In 2010, we granted RSUs with respect to 872,249 shares of common stock. Of this amount, 675,893 shares generally will vest in four equal annual installments beginning one year from the date of grant, 125,000 shares generally will vest 100% after four years from the date of grant, 25,000 shares will vest on the earlier of (i) May 1, 2013 or (ii) with approval of USG Corporation’s Board of Directors, the retirement of the holder of the RSUs, 25,000 shares will vest upon the satisfaction of specified associate development goals and 21,356 shares granted as special awards generally will vest 100% after three to five years.

     RSUs outstanding as of December 31, 2010 and RSU activity during 2010 were as follows:

		Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2010	1,121	$16.96
Granted	872	12.19
Vested	(363)	23.40
Forfeited	(5)	9.65

Nonvested at December 31, 2010	1,625	$12.99

     As of December 31, 2010, there was $7 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.8 years. The total fair value of RSUs that vested was $8 million during 2010, $7 million during 2009 and $7 million during 2008.
PERFORMANCE SHARES
We granted performance shares during 2010, 2009 and 2008. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
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

Assumptions:	2010	2009	2008

Expected volatility	73.34%	60.84%	35.16%
Risk-free rate	1.24%	1.40%	2.20%
Expected term (in years)	2.89	2.89	2.92
Expected dividends	-	-	-

     Nonvested performance shares outstanding as of December 31, 2010 and performance share activity during 2010 were as follows:

	Weighted	Weighted
	Number	Average
	of Shares	Grant Date
	(000)	Fair Value

Nonvested at January 1, 2010	469	$18.74
Granted	333	15.59
Canceled	(130)	44.42
Forfeited	-	-

Nonvested at December 31, 2010	672	$12.23

     No performance shares granted in 2008 were earned because the threshold level of total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index for the three-year period ended December 31, 2010 was not attained.
     Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $4 million as of December 31, 2010. We expect that cost to be recognized over a weighted average period of 1.8 years.
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
     The number of deferred stock units held by non-employee directors was approximately 107,239 as of December 31, 2010, 81,347 as of December 31, 2009 and 76,877 as of December 31, 2008. We recorded expenses related to these deferred stock units of $1 million in 2010, $1 million in 2009 and less than $1 million in 2008.
10.      Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2010	2009

Finished goods and work in progress	$227	$232
Raw materials	63	57

Total	$290	$289

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2010	2009

Land and mineral deposits	$115	$114
Buildings and improvements	1,129	1,141
Machinery and equipment	2,568	2,730

	3,812	3,985
Reserves for depreciation and depletion	(1,546)	(1,558)

Total	$2,266	$2,427

ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2010	2009

Self-insurance reserves	$50	$54
Employee compensation	39	48
Interest	49	45
Restructuring	35	21
Derivatives	19	13
Other	102	92

Total	$294	$273

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AOCI as of December 31 consisted of the following:

(millions)	2010	2009

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(106)	$(110)
Gain on derivatives, net of tax	8	1
Foreign currency translation, net of tax	48	29

Total	$(50)	$(80)

     Reclassifications of net after-tax gains or losses from AOCI to earnings during 2010, 2009 and 2008 consisted of the following:

(millions)	2010	2009	2008

(Loss) gain on derivatives, net of tax	$(20)	$(69)	$7
Gain on unrecognized pension and postretirement benefit costs, net of tax	2	9	1

Total	$(18)	$(60)	$8

     We estimate that we will reclassify a net $18 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations during 2010 and 2009 consisted of the following:

(millions)	2010	2009

Balance as of January 1	$101	$89
Accretion expense	6	6
Liabilities incurred/adjusted	(2)	6
Liabilities settled	(1)	-
Asset retirements	(2)	(2)
Foreign currency translation	1	2

Balance as of December 31	$103	$101

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

11.     Income Taxes
Earnings (loss) before income taxes consisted of the following:

(millions)	2010	2009	2008

U.S.	$(453)	$(359)	$(618)
Foreign	14	22	37

Total	$(439)	$(337)	$(581)

Income tax (benefit) expense consisted of the following:

(millions)	2010	2009	2008

Current:
Federal	$-	$3	$(4)
Foreign	6	10	4
State	1	1	(2)

	7	14	(2)

Deferred:
Federal	(37)	357	(195)
Foreign	-	4	4
State	(4)	75	75

	(41)	436	(116)

Total (a)	$(34)	$450	$(118)

(a) Income tax (benefit) expense includes noncash deferred tax asset valuation allowances of $179 million in 2010, $575 million in 2009 and $71 million in 2008.
Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2010	2009	2008

Taxes on income at U.S. federal statutory rate	$(153)	$(118)	$(203)
Foreign earnings subject to different tax rates	-	(1)	(4)
State income tax, net of federal benefit	(1)	(1)	(21)
Change in valuation allowance	156	575	71
Goodwill impairment charges	-	-	34
Change in unrecognized tax benefits	(2)	(7)	3
Tax benefit resulting from other comprehensive income allocation	(37)	-	-
Other, net	1	2	2

Provision for income tax (benefit) expense	$(34)	$450	$(118)
Effective income tax rate	7.7%	(133.2)%	20.4%

     Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2010	2009

Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$859	$706
Pension and postretirement benefits	172	238
Goodwill and other intangible assets	44	27
Reserves not deductible until paid	42	47
Self insurance	11	13
Capitalized interest	12	13
Derivative instruments	25	25
Share-based compensation	29	24

Deferred tax assets before valuation allowance	1,194	1,093
Valuation allowance	(884)	(772)

Total deferred tax assets	$310	$321

Deferred Tax Liabilities:
Property, plant and equipment	297	316
State taxes	-	2
Inventories	2	11
Other	12	7

Total deferred tax liabilities	311	336

Net deferred tax (liabilities) assets	$(1)	$(15)

     We have established a valuation allowance in the amount of $884 million consisting of $608 million for federal deferred tax assets, $272 million for state deferred tax assets and $4 million for foreign deferred tax assets.
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
     As of December 31, 2010, we had federal NOL carryforwards of approximately $1.519 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2030. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $1.668 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.

     As of December 31, 2010, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $274 million, of which $11 million will expire in 2011. The remainder will expire if unused in years 2012 through 2030. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $6 million and $4 million as of December 31, 2010 and 2009, respectively, against a portion of which we have historically maintained a valuation allowance.
     During periods prior to 2010, we established a valuation allowance against our deferred tax assets totaling $772 million. Based upon an evaluation of all available evidence and our losses during 2010, we recorded an increase in the valuation allowance against our deferred tax assets of $179 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $179 million increase, the valuation allowance was also impacted by changes in the components of AOCI and other discrete adjustments, which reduced the valuation allowance by $67 million. As a result, the net increase in the valuation allowance was $112 million in 2010, increasing our deferred tax assets valuation allowance to $884 million as of December 31, 2010. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax liabilities were $1 million and $15 million as of December 31, 2010 and 2009, respectively.
     Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the fourth quarter of 2010, we recorded an $18 million noncash income tax benefit on the loss from continuing operations for 2010. This benefit was offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our year-end net deferred tax position is not impacted by this tax allocation. A similar noncash income tax benefit of $19 million was recorded during the first quarter of 2010 relating to the fourth quarter of 2009.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.67% for December 2010. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2010, our annual U.S. federal NOL utilization would have been limited to approximately $64 million per year.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2010	2009	2008

Balance as of January 1	$35	$47	$56
Tax positions related to the current period:
Gross increase	-	-	4
Gross decrease	-	-	-
Tax positions related to prior periods:
Gross increase	1	2	2
Gross decrease	(1)	(10)	(13)
Settlements	-	(3)	(1)
Lapse of statutes of limitations	(1)	(1)	(1)

Balance as of December 31	$34	$35	$47

     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of December 31, 2010, the total amounts of interest expense and penalties recognized on our consolidated balance sheet were $4 million and $1 million, respectively. The total amounts of interest and penalties recognized in our consolidated statements of operations were zero for 2010, $(1) million for 2009 and $6 million for 2008. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $16 million for 2010, $33 million for 2009 and $46 million for 2008.
     Our federal income tax returns for 2006 and prior years have been examined by the Internal Revenue Service, or IRS. Our federal income tax returns for 2007 and 2008 are under examination by the IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $20 million to $25 million of which approximately $5 million would affect our effective tax rate. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
     We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $638 million as of December 31, 2010. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $29 million, consisting of foreign withholding taxes.

12.     Earnings (Loss) Per Share
The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table:

			Weighted

	Net		Average

	Earnings	Shares	Per-Share

(millions, except share data)	(Loss)	(000)	Amount

2010:

Basic loss	$(405)	100,472	$(4.03)

Diluted loss	$(405)	100,472	$(4.03)

2009:

Basic loss	$(787)	99,238	$(7.93)

Diluted loss	$(787)	99,238	$(7.93)

2008:

Basic loss	$(463)	99,100	$(4.67)

Diluted loss	$(463)	99,100	$(4.67)

     The diluted losses per share in 2010, 2009 and 2008 were computed using the weighted average number of common shares outstanding during the year.
     The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for 2010, 2009 and 2008 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 6.7 million common shares, 5.3 million common shares and 3.3 million common shares were not included in the computation of diluted losses per share for 2010, 2009 and 2008, respectively, because they were anti-dilutive.

13.     Segments

REPORTABLE SEGMENTS

(millions)	2010	2009	2008

Net Sales:

North American Gypsum	$1,658	$1,770	$2,358

Building Products Distribution	1,061	1,289	1,993

Worldwide Ceilings	660	663	846

Eliminations	(440)	(487)	(589)

Total	$2,939	$3,235	$4,608

Operating Profit (Loss):

North American Gypsum	$(165)	$(9)	$(241)

Building Products Distribution	(97)	(172)	(243)

Worldwide Ceilings	74	62	68

Corporate	(69)	(71)	(97)

Eliminations	(3)	5	1

Total	$(260)	$(185)	$(512)

Depreciation, Depletion and Amortization:

North American Gypsum	$133	$146	$141

Building Products Distribution	12	13	13

Worldwide Ceilings	18	19	19

Corporate	15	25	9

Total	$178	$203	$182

Capital Expenditures:

North American Gypsum	$30	$36	$213

Building Products Distribution	2	5	6

Worldwide Ceilings	6	3	19

Corporate	1	-	-

Total	$39	$44	$238

Assets:

North American Gypsum	$2,375	$2,558	$2,677

Building Products Distribution	356	371	571

Worldwide Ceilings	395	391	455

Corporate	1,002	816	1,068

Eliminations	(41)	(39)	(52)

Total	$4,087	$4,097	$4,719

GEOGRAPHIC INFORMATION

(millions)	2010	2009	2008

Net Sales:

United States	$2,396	$2,725	$3,942

Canada	362	339	428

Other Foreign	346	335	482

Geographic transfers	(165)	(164)	(244)

Total	$2,939	$3,235	$4,608

Long-Lived Assets:

United States	$2,039	$2,192	$2,390

Canada	196	174	165

Other Foreign	265	300	283

Total	$2,500	$2,666	$2,838

OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
     The consolidated operating loss in 2010 included restructuring and long-lived asset impairment charges of $110 million. On a segment basis, $93 million of the total amount related to North American Gypsum, $15 million to Building Products Distribution and $1 million each to Worldwide Ceilings and Corporate.
     The consolidated operating loss in 2009 included restructuring and long-lived asset impairment charges of $80 million. On a segment basis, $39 million of the total amount related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate. The consolidated operating loss in 2009 also included goodwill and other intangible asset impairment charges of $43 million. On a segment basis, $41 million of the total amount related to Building Products Distribution and $2 million to Worldwide Ceilings. The consolidated operating loss in 2009 also included litigation settlement income, net of fees, of $97 million from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A., or together LaFarge. The total amount of this settlement related to the North American Gypsum segment.
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
     See Note 2 for additional information regarding restructuring and long-lived asset impairment charges. See Note 4 for additional information regarding goodwill and other intangible asset impairment charges. See Note 16 for additional information regarding litigation settlement income from our lawsuit against Lafarge.
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
     On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in 2010, approximately 14% in 2009 and approximately 10% in 2008. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

14.     Stockholder Rights Plan
On December 21, 2006, our Board of Directors approved the adoption of a new stockholder rights plan. The plan was amended on December 5, 2008. Under the rights plan, if any person or group acquires beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. During a seven-year standstill period that expires in August 2013, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of a shareholder’s agreement we entered into with Berkshire Hathaway and, following that seven-year standstill period, the term “Acquiring Person” will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis. Among other things, the shareholder’s agreement limits during the standstill period Berkshire Hathaway’s acquisitions of beneficial ownership of our voting stock to 40% of our voting stock on a fully diluted basis, except in limited circumstances, and the manner in which it may seek to effect an acquisition or other extraordinary transaction involving USG.
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
15.     Commitments and Contingencies
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $90 million in 2010, $94 million in 2009 and $107 million in 2008. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2010 were $75 million in 2011, $60 million in 2012, $49 million in 2013, $34 million in 2014 and $26 million in 2015. The aggregate obligation after 2015 was $117 million.
16.     Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., and was sold or used by hundreds of distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for bodily injury, including medical monitoring in some cases. Most of the lawsuits against L&W Supply are part of the consolidated multi-district litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana. The focus of the multi-district litigation to date has been on plaintiffs’ property damage claims and not their alleged bodily injury claims.
     L&W Supply’s sales of Knauf Tianjin wallboard, which were confined to the Florida region in 2006, were relatively limited. The amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes involved is greater because many homes contain a mixture of different brands of wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, where Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home.
     To date, of the claims asserted where our records indicate we delivered wallboard to the home, we have identified approximately 225 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the claims relating to approximately 80 of those homes by funding remediation of the homes.
     The vast majority of Chinese drywall claims made against L&W Supply Corporation relate to Knauf Tianjin board. However, we have received a few claims relating to other Chinese-made wallboard sold by L&W Supply Corporation. Most, but not all, of the other Chinese-made wallboard we sold was manufactured by Knauf at two other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems.
     We have asserted claims against Knauf, the manufacturer, for reimbursement and indemnification of our losses in connection with our sales of Knauf Tianjin wallboard. Based on our negotiations with Knauf, we believe that it is probable that we will resolve our claims against Knauf for past, current, and future Knauf Tianjin homeowner claims relating to property damage. We have not reached a final agreement with Knauf, but we believe it is probable that we will reach a final settlement agreement in early 2011. This agreement is unlikely to address bodily injury claims.
     As of December 31, 2010, we accrued $13.6 million for our estimated cost of resolving the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our anticipated settlement with Knauf, we recorded a related receivable of $10.4 million. Our accrual does not take into account legal fees and costs, the costs of resolving claims for bodily injury, or any set-off for potential insurance recoveries. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims exceeds our estimates, or the cost of resolving bodily injury claims is more than nominal. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
DOMESTIC WALLBOARD LITIGATION
In the second quarter of 2010, two class action lawsuits were filed against United States Gypsum Company alleging that our wallboard, which is manufactured in the United States, has the same problems associated with some Chinese-made wallboard. Both of these lawsuits were voluntarily dismissed by the plaintiffs in the third quarter.
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

PATENT AND TRADE SECRETS LAWSUIT
U.S. Gypsum was the plaintiff in a lawsuit against Lafarge. The lawsuit, filed in 2003 in the federal district court for the Northern District of Illinois, alleged that Lafarge misappropriated our trade secrets and other information through hiring certain U.S. Gypsum employees (a number of whom were also defendants), and that Lafarge infringed one of our patents regarding a method for producing gypsum wallboard. On December 4, 2009, U.S. Gypsum entered into a settlement agreement with Lafarge to resolve the lawsuit. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million, the lawsuit was dismissed, and U.S. Gypsum granted Lafarge a fully paid-up license to use certain technology. Lafarge paid U.S. Gypsum $25 million ($23 million net of fees) in the fourth quarter of 2010 and $80 million ($74 million net of fees) in the fourth quarter of 2009.
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
17.     Quarterly Financial Data (unaudited)

	Quarter

(millions, except share data)	First	Second	Third		Fourth

2010:

Net sales	$716	$769	$758		$696

Gross profit	14	55	51		44

Operating loss	(82)	(25)	(58)		(95)	(a)

Net loss	(110)	(74)	(100)		(121)	(a)

Loss Per Common Share:

Basic (b)	(1.10)	(0.74)	(1.00)		(1.17)	(a)

Diluted (b)	(1.10)	(0.74)	(1.00)		(1.17)	(a)

2009:

Net sales	$864	$829	$822		$720

Gross profit	48	51	38		8

Operating loss	(42)	(40)	(92)	(c)	(11)	(d)

Net loss	(42)	(53)	(94)	(c)	(598)	(d)

Loss Per Common Share:

Basic	(0.42)	(0.53)	(0.96)	(c)	(6.02)	(d)

Diluted	(0.42)	(0.53)	(0.96)	(c)	(6.02)	(d)

(a)	Operating loss and net loss for the fourth quarter of 2010 included restructuring and long-lived asset impairment charges of $56 million pretax ($52 million, or $0.52 per diluted share, after-tax).

(b)	The sum of the four quarters is not necessarily the same as the total for the year.

(c)	Operating loss and net loss for the third quarter of 2009 included goodwill and other intangible asset impairment charges of $41 million, or $0.41 per diluted share.

(d)	Operating loss and net loss for the fourth quarter of 2009 included litigation settlement income, net of fees, of $97 million, or $0.98 per diluted share, from our lawsuit against Lafarge. Net loss for the fourth quarter of 2009 also included a tax valuation allowance charge of $548 million, or $5.52 per diluted share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
     We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule, Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2011

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending

(millions)	Balance	Additions (a)	Deductions (b)	Balance

Year ended December 31, 2010:

Doubtful accounts	$14	$8	$(7)	$15

Cash discounts	2	27	(27)	2

Year ended December 31, 2009:

Doubtful accounts	11	12	(9)	14

Cash discounts	4	28	(30)	2

Year ended December 31, 2008:

Doubtful accounts	12	6	(7)	11

Cash discounts	5	43	(44)	4

(a)	Reflects provisions charged to earnings

(b)	Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 11, 2011

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
     We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
     In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Corporation and our report dated February 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2011

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9A(T). CONTROLS AND PROCEDURES
Not applicable
Item 9B. OTHER INFORMATION
ANNUAL MANAGEMENT INCENTIVE PROGRAM
On February 9, 2011, our Board of Directors approved our 2011 Annual Management Incentive Program. Under the program, 50% of the par incentive award for each of our named executive officers is based on a formula related to adjusted consolidated net earnings and 50% is based on specified operating and financial targets.
     On February 9, 2011, the Board of Directors also approved the following operating and financial targets for our named executive officers under the 2011 Annual Management Incentive Program: Building Systems adjusted operating profit (loss), L&W Supply adjusted operating profit (loss), International adjusted operating profit, adjusted EBITDA, working capital (as a percentage of net sales) and United States wallboard spread. Each named executive officer has been assigned four or five of these targets.
     No awards will be earned or paid under the 2011 Annual Management Incentive Program until we report an adjusted operating profit for a full calendar year. Earned awards will be doubled if we report an adjusted operating profit for 2011 and increased by 25% if we report an adjusted operating profit in 2012 but not in 2011. No awards will be earned or paid under the 2011 Annual Management Incentive Program if we do not report an annual adjusted operating profit until after 2013.
RESTRUCTURING CHARGES
As part of our steps to adjust operations and staffing to adapt to market conditions, at the end of 2010, U.S. Gypsum idled its gypsum wallboard and plaster production facilities and its gypsum quarry in Empire, Nev. We recorded restructuring charges of approximately $1 million in the fourth quarter related to the idling of those facilities. We will incur additional, related restructuring charges of approximately $3 million in 2011. The total charges include approximately $2 million for termination benefits and $2 million for lease terminations and other exit costs. We will incur cash expenditures of approximately $4 million in connection with the idling of these facilities.
MINE SAFETY
The operation of our ten mines and quarries in the United States is subject to regulation and inspection under the Federal Mine Safety and Health Act of 1977, or Safety Act. From time to time, inspection of our mines and quarries and their operation results in our receipt of citations or orders alleging violations of health or safety standards or other violations under the Safety Act. We are usually able to resolve the matters identified in the citations or orders with little or no assessments or penalties.
     Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires that we disclose specified information about mine health and safety in our periodic reports filed with the Securities and Exchange Commission. The disclosure requirements set forth in Section 1503 refer to, and are based on, the safety and health requirements applicable to mines under the Safety Act which is administered by the U.S. Labor Department’s Mine Safety and Health Administration, or MSHA. Under the Safety Act, MSHA is required to inspect surface mines at least twice a year and underground mines at least four times a year to determine whether there is compliance with health and safety standards or with any citation, order or decision issued under the Safety Act and whether an imminent danger exists. MSHA also conducts spot inspections and inspections pursuant to miners’ complaints. If violations of safety or health standards are found, MSHA inspectors will issue citations to the mine operators. Among other activities under the Safety Act, MSHA also assesses and collects civil monetary penalties for violations of mine safety and health standards.
     In addition, an independent adjudicative agency, the Federal Mine Safety and Health Review Commission, or FMSHRC, provides administrative trial and appellate review of legal disputes arising under the Safety Act. Most cases deal with civil penalties proposed by MSHA to be assessed against mine operators and address whether the alleged safety and health violations occurred, as well as the appropriateness of proposed penalties.
     During the quarter and year ended December 31, 2010, we received 32 and 88 citations, respectively, alleging health and safety violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Safety Act. The total dollar value of proposed assessments from MSHA with respect to those citations, $43,048 of which have been resolved through payments of penalties aggregating $19,346 and $29,039 of which are being contested or otherwise remain outstanding was approximately $14,009. However, no assessment has yet been made with respect to 22 of the citations. Set forth below is information with respect to the gypsum mines with respect to which citations were received during the quarter and year ended December 31, 2010:

			Proposed	Outstanding

	Number of Citations	Number of Citations	Assessments	Assessments as

Location of Mine/Quarry	10/1/10 - 12/31/10	1/1/10 - 12/31/10	1/1/10 to Date	of 12/31/10

Alabaster, Mich.	-	2	$200	$-

Empire, Nev.	14	17	2,652	2,027

Fort Dodge, Iowa	3	8	500	-

Plaster City, Calif.	-	17	19,631	-

Shoals, Ind.	1	3	262	162

Sigurd, Utah	1	1	100	-

Southard, Okla.	-	11	1,904	-

Sperry, Iowa	10	17	16,353	11,258

Spruce Pine, N.C.	3	7	922	300

Sweetwater, Texas	-	5	524	262

Totals	32	88	$43,048	$14,009

     We did not receive any citations for unwarrantable failure to comply with health and safety standards under the Safety Act, any orders under the Safety Act regarding withdrawal from a mine as a result of failure to abate in a timely manner a health and safety violation for which a citation was issued or any imminent danger orders under the Safety Act during the year ended December 31, 2010. Also, there were no flagrant violations and no mining-related fatalities during 2010.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 11, 2011):

Name	Age	Present Position and Business Experience During the Last Five Years

William C. Foote	59	Chairman of the Board of Directors since January 2011. Chairman and Chief Executive Officer prior thereto.

James S. Metcalf	53	President and Chief Executive Officer since January 2011. President and Chief Operating Officer prior thereto.

Stanley L. Ferguson	58	Executive Vice President and General Counsel.

Richard H. Fleming	63	Executive Vice President and Chief Financial Officer.

Christopher R. Griffin	48	Executive Vice President — Operations since September 2010.
Senior Vice President, President, USG International and President, CGC Inc., to September 2010.
		Vice President to February 2010. President, CGC Inc., to January 2008.

Fareed A. Khan	45	Executive Vice President, Finance and Strategy since September 2010.
		Senior Vice President and President, USG Building Systems, to September 2010. Vice President to February 2010. Executive Vice President, Sales and Marketing, USG Building Systems, prior thereto.

Brian J. Cook	53	Senior Vice President, Human Resources.

Dominic A. Dannessa	54	Senior Vice President and Chief Technology Officer since February 2010.
Vice President and Chief Technology Officer to February 2010.
Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives to July 2008. Vice President; Executive Vice President, Manufacturing, USG Building Systems, to January 2008.
		Senior Vice President, Manufacturing, United States Gypsum Company, prior thereto.

Brendan J. Deely	45	Senior Vice President since February 2010 and President and Chief Executive Officer, L&W Supply Corporation, since May 2007.
		Vice President to February 2010; President and Chief Operating Officer, L&W Supply Corporation, to May 2007.

D. Rick Lowes	56	Senior Vice President, Business Development and Operational Services since September 2010.
		Senior Vice President, Finance to September 2010. Senior Vice President and Controller to March 2010. Vice President and Controller prior thereto.

William J. Kelley Jr.	46	Vice President and Controller since March 2010.
		Vice President, Finance, Pepsi Beverage Company, in March 2010. Vice President, Finance — Field Sales, PepsiAmericas, Inc., to March 2010. Vice President, East Group Finance, PepsiAmericas, Inc., to December 2006.

Karen L. Leets	54	Vice President and Treasurer.

Name	Age	Present Position and Business Experience During the Last Five Years

Mary A. Martin	55	Vice President and Associate General Counsel since July 2009. Associate General Counsel prior thereto.

Ellis A. Regenbogen	64	Vice President since February 2008 and Corporate Secretary and Associate General Counsel since October 2006.
Associate General Counsel and Assistant Secretary to October 2006.
		Associate General Counsel — Securities and Governance, Sears Holdings Corporation, to April 2006.

Jeffrey P. Rodewald	56	Vice President, Employee Benefits, Safety and Corporate Services since July 2009.
Senior Director, Employee Benefits, Safety and Corporate Services to July 2009. Director, Employee
Benefits, USG Corporation, and Vice President, Human Resources, USG International, to September 2007.
Director, Human Resources, USG Corporation, and Vice President, Human Resources, USG International,
		to January 2006.

Jennifer F. Scanlon	44	Vice President and President, International, since September 2010.
Vice President and Chief Information Officer to September 2010.
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
     Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2011, which information is incorporated herein by reference.
Item 11.   EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2011, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued upon exercise of options under all of our equity compensation plans as of December 31, 2010, including the Long-Term Incentive and Omnibus Management Incentive Plans, both of which were approved by our stockholders.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options	outstanding options and	securities reported in
Plan Category	and rights	rights	column one)
Equity compensation plans approved by stockholders	4,442,064	$25.33	5,362,356
Equity compensation plans not approved by stockholders	-	-	-
Total	4,442,064	$25.33	5,362,356

     Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2011, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2011, which information is incorporated herein by reference.
Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 11, 2011, which information is incorporated herein by reference.

PART IV
Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.
3. Exhibits

Exhibit Number	Exhibit

Plan of Reorganization:
2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June 2006 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June 2006 8-K)
Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to the June 2006 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)
Instruments Defining the Rights of Security Holders, Including Indentures:
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.9	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009, by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated May 4, 2009)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.11	Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. And USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Associations, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.12	Registration Rights Agreement, dated as of September 8, 2010, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated September 13, 2010)
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
Material Contracts:
10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	Amendment No. 1 to USG Corporation Non-Employer Director Compensation Program (as Amended and Restated February 13, 2008) * **

10.11	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.12	Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.13	Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.14	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.15	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.16	2010 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.15 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.17	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.18	Annual Base Salaries of Named Executive Officers of USG Corporation * **

10.19	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.20	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.21	USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.22	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.23	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.24	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.25	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.26	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.27	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.28	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.29	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the 2009 10-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.31	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.33	Form of Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.8 to the 2010 10-Q) *

10.34	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.35	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.36	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.37	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.38	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.39	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.40	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.41	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.42	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.43	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.44	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.45	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.46	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.47	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)
Other:
21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

101	The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, (2) the consolidated balance sheets as of December 31, 2010 and 2009, (3) the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 and (4) notes to the consolidated financial statements, tagged as blocks of text. **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2011	USG CORPORATION
	By:	/s/ Richard H. Fleming
Richard H. Fleming
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James S. Metcalf		February 11, 2011
JAMES S. METCALF
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard H. Fleming		February 11, 2011
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William J. Kelley Jr.		February 11, 2011
WILLIAM J. KELLEY JR.
Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, ROBERT L. BARNETT,	)	By:	/s/ Richard H. Fleming

LAWRENCE M. CRUTCHER, WILLIAM C. FOOTE,	)		Richard H. Fleming
W. DOUGLAS FORD, WILLIAM H. HERNANDEZ,	)		Attorney-in-fact
RICHARD P. LAVIN, STEVEN F. LEER,	)		February 11, 2011
MARVIN E. LESSER	)
Directors	)

Brian A. Kenney,
Director

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	First Amended Joint Plan of Reorganization of USG Corporation and its Debtor Subsidiaries (incorporated by reference to Exhibit 2.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006, or the June 2006 8-K)

2.2	Order Confirming First Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.02 to the June 2006 8-K)

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to the June 2006 8-K)

3.2	Certificate of Designation of Junior Participating Preferred Stock, Series D, of USG Corporation (incorporated by reference to Exhibit A of Exhibit 4 to USG Corporation’s Current Report on Form 8-K dated March 27, 1998)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.9	Agreement of Resignation, Appointment and Acceptance, dated as of February 11, 2009, by and among USG Corporation, HSBC Bank USA, National Association and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated May 4, 2009)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	Amendment No. 1 to USG Corporation Non-Employer Director Compensation Program (as Amended and Restated February 13, 2008) * **

10.11	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.12	Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.13	Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.14	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.15	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.16	2010 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.15 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.17	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.18	Annual Base Salaries of Named Executive Officers of USG Corporation * **

10.19	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.20	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.21	USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.22	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.23	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.24	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.25	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.26	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.27	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.28	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.29	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to the 2009 10-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.31	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.33	Form of Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.8 to the 2010 10-Q) *

10.34	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.35	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.36	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.37	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.38	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.39	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.40	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.41	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.42	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.43	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.44	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.45	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.46	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.47	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)
Other:

21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

101	The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, (2) the consolidated balance sheets as of December 31, 2010 and 2009, (3) the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 and (4) notes to the consolidated financial statements, tagged as blocks of text. **
*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith