Form 10-Q
period 2011-03-31
USG CORP
filed 2011-04-28
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of shares of the registrant’s common stock outstanding as of March 31, 2011 was 103,195,184.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Balance Sheets:
As of March 31, 2011 and December 31, 2010	4

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	36

Item 4. Controls and Procedures	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5. Other Information	37

Item 6. Exhibits	39

Signatures	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per-share and share data)	Three Months Ended March 31,

	2011	2010

Net sales	$721	$716
Cost of products sold	685	702

Gross profit	36	14
Selling and administrative expenses	85	84
Restructuring and long-lived asset impairment charges	9	12

Operating loss	(58)	(82)
Interest expense	52	45
Interest income	(2)	(1)
Other expense, net	—	1

Loss before income taxes	(108)	(127)
Income tax benefit	(3)	(17)

Net loss	$(105)	$(110)

Basic loss per common share	$(1.01)	$(1.10)
Diluted loss per common share	$(1.01)	$(1.10)

Average common shares	103,021,407	99,385,442
Average diluted common shares	103,021,407	99,385,442
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31,	December 31,
(millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$464	$629
Short-term marketable securities	145	128
Restricted cash	4	4
Receivables (net of reserves — $18 and $17)	396	327
Inventories	306	290
Income taxes receivable	3	3
Deferred income taxes	6	6
Other current assets	46	50

Total current assets	1,370	1,437

Long-term marketable securities	160	150
Property, plant and equipment (net of accumulated depreciation and depletion — $1,581 and $1,546)	2,243	2,266
Other assets	239	234

Total assets	$4,012	$4,087

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$240	$218
Accrued expenses	284	294
Current portion of long-term debt	7	7
Income taxes payable	7	10

Total current liabilities	538	529

Long-term debt	2,300	2,301
Deferred income taxes	6	7
Other liabilities	624	631
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	(39)	(55)
Capital received in excess of par value	2,562	2,565
Accumulated other comprehensive loss	(33)	(50)
Retained earnings (deficit)	(1,956)	(1,851)

Total stockholders’ equity	544	619

Total liabilities and stockholders’ equity	$4,012	$4,087

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Three Months Ended March 31,

	2011	2010

Operating Activities
Net loss	$(105)	$(110)
Adjustments to reconcile net loss to net cash:
Long-lived asset impairments	1	—
Depreciation, depletion and amortization	41	45
Share-based compensation expense	13	12
Deferred income taxes	(1)	—
Noncash income tax benefit	—	(19)
(Increase) decrease in working capital:
Receivables	(71)	(70)
Income taxes receivable	1	16
Inventories	(16)	(5)
Payables	26	31
Accrued expenses	(10)	(14)
Decrease in other assets	3	5
(Decrease) increase in other liabilities	(5)	10
Other, net	3	(3)

Net cash used for operating activities	(120)	(102)

Investing Activities
Purchases of marketable securities	(97)	(115)
Sales or maturities of marketable securities	69	—
Capital expenditures	(13)	(6)
Loan to joint venture	(4)	—
Net proceeds from asset dispositions	1	—

Net cash used for investing activities	(44)	(121)

Financing Activities
Repayment of debt	(1)	(1)
Repurchases of common stock to satisfy employee tax withholding obligations	(3)	—

Net cash used for financing activities	(4)	(1)

Effect of exchange rate changes on cash	3	4

Net decrease in cash and cash equivalents	(165)	(220)
Cash and cash equivalents at beginning of period	629	690

Cash and cash equivalents at end of period	$464	$470

Supplemental Cash Flow Disclosures:
Interest paid	$44	$43
Income taxes paid (refunded), net	$4	$(15)
Amount in accounts payable for capital expenditures	$2	$1
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which we filed with the SEC on February 11, 2011.
2. Restructuring and Long-Lived Asset Impairment Charges
As a result of continuing adverse market conditions, we recorded restructuring and long-lived asset impairment charges totaling $9 million during the first quarter of 2011. These charges included $4 million for severance related to our salaried workforce reduction program announced during the fourth quarter of 2010 and a 2011 cost reduction initiative for L&W Supply Corporation, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value, $1 million for lease obligations, and $3 million for exit costs related to production facilities closed in 2010 and 2009. On a segment basis, $7 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate.
RESTRUCTURING RESERVES

Restructuring reserves totaling $39 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2011. Total cash payments charged against the restructuring reserve in the first quarter of 2011 amounted to $18 million. We expect future payments to be approximately $23 million during the remainder of 2011, $7 million in 2012 and $9 million after 2012. All restructuring-related payments in the first quarter of 2011 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance	2011 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/10	Charges	Payments	Impairment	3/31/11

Severance	$11	$4	$(9)	$—	$6
Lease obligations	29	1	(5)	—	25
Asset impairments	—	1	—	(1)	—
Other exit costs	9	3	(4)	—	8

Total	$49	$9	$(18)	$(1)	$39

     During the first quarter of 2010, restructuring and long-lived asset impairment charges totaled $12 million and related to the closure of four distribution centers, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled in June 2010. The charges included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs.
3. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

(millions)	Net Sales		Operating Profit (Loss)

Three Months Ended March 31,	2011	2010	2011	2010

North American Gypsum	$416	$424	$(29)	$(35)
Building Products Distribution	243	248	(22)	(39)
Worldwide Ceilings	177	165	26	18
Corporate	—	—	(29)	(23)
Eliminations	(115)	(121)	(4)	(3)

Total	$721	$716	$(58)	$(82)

     The total operating loss for the first quarter of 2011 included restructuring and long-lived asset impairment charges totaling $9 million. On a segment basis, $7 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate. The total operating loss for the first quarter of 2010 included restructuring and long-lived asset impairment charges totaling $12 million. On a segment basis, $8 million of the charges related to Building Products Distribution and $4 million to North American Gypsum. See Note 2 for information related to restructuring charges and the restructuring reserve as of March 31, 2011.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% convertible senior notes. The reconciliation of basic loss per share to diluted loss per share is shown in the following table:

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount

Three Months Ended March 31, 2011:
Basic loss	$(105)	103,021	$(1.01)

Diluted loss	$(105)	103,021	$(1.01)

Three Months Ended March 31, 2010:
Basic loss	$(110)	99,385	$(1.10)

Diluted loss	$(110)	99,385	$(1.10)

     The diluted losses per share for the first quarters of 2011 and 2010 were computed using the weighted average number of common shares outstanding during each quarter. The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for the first quarters of 2011 and 2010 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 7.3 million common shares and 7.0 million common shares were not included in the computation of diluted losses per share for first quarters of 2011 and 2010, respectively, because their inclusion was anti-dilutive.

5. Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheets. The realized and unrealized gains and losses as of and for the quarter ended March 31, 2011 were immaterial. Proceeds received from sales and maturities of marketable securities were $69 million for the first quarter of 2011. Our investments in marketable securities as of March 31, 2011 consisted of the following:

	Amortized	Fair
(millions)	Cost	Value

Corporate debt securities	$153	$153
U.S. government and agency debt securities	51	51
Asset-backed debt securities	25	25
Certificates of deposit	49	49
Municipal debt securities	27	27

Total marketable securities	$305	$305

     Contractual maturities of marketable securities as of March 31, 2011 were as follows:

	Amortized	Fair
(millions)	Cost	Value

Due in 1 year or less	$145	$145
Due in 1-5 years	135	135
Due in more than 5 years	—	—

Asset-backed debt securities	25	25

Total marketable securities	$305	$305

6. Intangible Assets
Intangible assets, which are included in other assets on the condensed consolidated balance sheets, are summarized as follows:

	As of March 31, 2011				As of December 31, 2010
	Gross				Gross
	Carrying	Impairment	Accumulated		Carrying	Impairment	Accumulated
(millions)	Amount	Charges	Amortization	Net	Amount	Charges	Amortization	Net

Intangible Assets with Definite Lives:
Customer relationships	$70	$—	$(28)	$42	$70	$—	$(26)	$44
Other	9	—	(5)	4	9	—	(5)	4

Total	79	—	(33)	46	79	—	(31)	48

Intangible Assets with Indefinite Lives:
Trade names	22	—	—	22	22	—	—	22
Other	8	—	—	8	9	(1)	—	8

Total	30	—	—	30	31	(1)	—	30

Total intangible assets	$109	$—	$(33)	$76	$110	$(1)	$(31)	$78

     Intangible assets with definite lives are amortized. Total amortization expense was $2 million for the first three months of 2011 and $2 million for the first three months of 2010. Estimated annual amortization expense for intangible assets is $8 million for each of the years 2011 and 2012 and $7 million for each of the years 2013 through 2016. Intangible assets with indefinite lives are not amortized.

7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2011	2010

6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018, net of discount	499	499
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	296	296
10% convertible senior notes due 2018, net of discount	382	382
Ship mortgage facility (includes $7 million of current portion of long-term debt)	41	42
Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,307	$2,308

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
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2011, our fixed charge coverage ratio was (0.13)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $42 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions.
     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2011, outstanding letters of credit and the current availability requirement of $42 million for the fixed charge coverage ratio not to apply, borrowings available under the credit facility were approximately $158 million. As of March 31, 2011 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.3%. Outstanding letters of credit totaled $83 million as of March 31, 2011.

SENIOR NOTES

We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the condensed consolidated balance sheets at $296 million as of March 31, 2011 and December 31, 2010, net of debt discount of $4 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
     We have $350 million in aggregate principal amount of 8.375% senior notes due 2018. Our obligations under these notes are guaranteed on a senior unsecured basis by the same domestic subsidiaries that have guaranteed the 9.75% senior notes.
     We have $500 million of 7.75% senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $499 million, net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes are upgraded or thereafter downgraded. At our current credit ratings, the interest rate on these notes is at the maximum level of 9.75%.
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
CONVERTIBLE SENIOR NOTES

We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $382 million as of March 31, 2011 and December 31, 2010, net of debt discount of $18 million as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.

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
SHIP MORTGAGE FACILITY

Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $41 million as of March 31, 2011 and $42 million as of December 31, 2010. Of the total amounts outstanding as of March 31, 2011 and December 31, 2010, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheets.
     The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.31% as of March 31, 2011. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.
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
     As of March 31, 2011 and during the quarter then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.3%. As of March 31, 2011, outstanding letters of credit totaled Can. $0.4 million. The U.S. dollar equivalent of borrowings available under this agreement as of March 31, 2011 was $31 million.
INDUSTRIAL REVENUE BONDS

Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. The average maturity of these bonds is 20 years.

OTHER INFORMATION

The fair value of our debt was $2.677 billion as of March 31, 2011 and $2.564 billion as of December 31, 2010. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models.
     As of March 31, 2011, we were in compliance with the covenants contained in our credit facilities.
8. Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years. Cash flows from derivative instruments are included in net cash used for operating activities in the condensed consolidated statements of cash flows.
COMMODITY DERIVATIVE INSTRUMENTS

As of March 31, 2011, we had swap and option contracts to hedge $50 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of March 31, 2011 was $17 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of 2011. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was immaterial as of March 31, 2011.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these contracts was $14 million as of March 31, 2011. All of these contracts mature by August 26, 2011. We do not apply hedge accounting for these hedge contracts and all changes in their fair value are recorded to earnings. As of March 31, 2011, the fair value of these contracts was an unrealized loss of $1 million.
     We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts was $78 million as of March 31, 2011, and they mature by March 28, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of 2011. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $5 million unrealized loss as of March 31, 2011.
COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2011, our derivatives were in a net liability position of $23 million, and we provided $15 million of collateral to our counterparties related to our derivatives. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION

The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive		Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives		AOCI into Income	AOCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2011	2010		2011	2010
Commodity contracts	$—	$(12)	Cost of products sold	$(5)	$(5)
Foreign exchange contracts	(3)	(1)	Cost of products sold	—	—

Total	$(3)	$(13)		$(5)	$(5)

Derivatives Not			Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging			Recognized in Income	Recognized in Income
Instruments			on Derivatives	on Derivatives
				2011	2010
Commodity contracts			Cost of products sold	$—	$(1)
Foreign exchange contracts			Other expense, net	(1)	(1)

Total				$(1)	$(2)

     As of March 31, 2011, we had no derivatives designated as net investment or fair value hedges.
     The following are the fair values of derivative instruments on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 (dollars in millions):

Derivatives	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		3/31/11	12/31/10		3/31/11	12/31/10
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$14	$16
Commodity contracts	Other assets	—	—	Other liabilities	4	5
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	5	3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1

Total		$1	$—		$23	$25

Derivatives Not	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		3/31/11	12/31/10		3/31/11	12/31/10
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—

Total		$—	$1		$1	$—

Total derivatives		$1	$1		$24	$25

9. Fair Value Measurements
Certain assets and liabilities are required to be recorded at fair value. There are three levels of inputs that may be used to measure fair value. Level 1 is defined as quoted prices for identical assets and liabilities in active markets. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 is defined as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement.
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

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2011:
Cash equivalents	$230	$47	$—	$277
Marketable securities:
Corporate debt securities	—	153	—	153
U.S. government and agency debt securities	—	51	—	51
Asset-backed debt securities	—	25	—	25
Certificates of deposit	—	49	—	49
Municipal debt securities	—	27	—	27
Derivative assets	—	1	—	1
Derivative liabilities	—	(24)	—	(24)

As of December 31, 2010:
Cash equivalents	$357	$59	$—	$416
Marketable securities:
Corporate debt securities	—	123	—	123
U.S. government and agency debt securities	—	58	—	58
Asset-backed debt securities	—	19	—	19
Non-U.S. government debt securities	—	10	—	10
Certificates of deposit	—	41	—	41
Municipal debt securities	—	27	—	27
Derivative assets	—	1	—	1
Derivative liabilities	—	(25)	—	(25)

10. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months
	ended March 31,
(millions)	2011	2010

Pension:
Service cost of benefits earned	$7	$7
Interest cost on projected benefit obligation	16	16
Expected return on plan assets	(16)	(16)
Net amortization	6	4

Net pension cost	$13	$11

Postretirement:
Service cost of benefits earned	$2	$2
Interest cost on projected benefit obligation	4	4
Net amortization	(6)	(4)

Net postretirement cost	$—	$2

     We currently expect to contribute approximately $52 million to our pension plans in 2011 and that up to approximately $30 million of those contributions may be made using shares of our common stock.
11. Share-Based Compensation
During the first quarter of 2011, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS

We granted stock options to purchase 662,032 shares of common stock during the first quarter of 2011 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
     We estimated the fair value of each stock option granted to be $10.60 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of our historical volatilities and 50% weighting of our implied volatilities. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.
     The assumptions used in the valuation were as follows: expected volatility 55.88%, risk-free rate 2.85%, expected term (in years) 6.25 and expected dividends 0.
RESTRICTED STOCK UNITS

We granted RSUs with respect to 440,401 shares of common stock during the first quarter of 2011 that generally vest in four equal annual installments beginning one year from the date of grant. During the first quarter of 2011, we also granted RSUs with respect to 35,000 shares of common stock that will vest in four equal annual installments beginning one year from the date of grant as a special retention award and with respect to an additional 35,000 shares of common stock that will vest upon the satisfaction of a specified performance goal. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. Virtually all RSUs granted in the first quarter of 2011 had a fair value of $18.99.
PERFORMANCE SHARES

We granted 227,539 performance shares during the first quarter of 2011. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
     We estimated the fair value of each performance share granted to be $28.40 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
     The assumptions used in the valuation were as follows: expected volatility 77.84%, risk-free rate 1.20%, expected term (in years) 2.89 and expected dividends 0.
12. Supplemental Balance Sheet Information
INVENTORIES

Total inventories consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2011	2010

Finished goods and work in progress	$244	$227
Raw materials	62	63

Total	$306	$290

ASSET RETIREMENT OBLIGATIONS

Changes in the liability for asset retirement obligations consisted of the following:

	Three Months
	ended March 31,

(millions)	2011	2010

Balance as of January 1	$103	$101
Accretion expense	2	2

Balance as of March 31	$105	$103

PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011, we had $9 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet classified as “assets held for sale.” These assets are primarily owned by United States Gypsum Company and are anticipated to be sold in the next 12 months. Assets held for sale as of December 31, 2010 amounted to $7 million.

13. Income Taxes
We had an income tax benefit of $3 million and an effective tax rate of 2.9% in the first quarter of 2011.
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
     As of March 31, 2011, we had federal net operating loss, or NOL, carryforwards of approximately $1.7 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.8 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.
     As of March 31, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $278 million, of which $11 million will expire in 2011. The remainder will expire if unused in years 2012 through 2031. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $5 million and $6 million as of March 31, 2011 and December 31, 2010, respectively, against a portion of which we have historically maintained a valuation allowance.
     During periods prior to 2011, we established a valuation allowance against our deferred tax assets totaling $884 million. Based upon an evaluation of all available evidence and our loss for the first quarter of 2011, we recorded an increase in the valuation allowance against our deferred tax assets of $54 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $54 million increase due to the first quarter loss, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $19 million. As a result, the net increase in the valuation allowance was $73 million, increasing our deferred tax assets valuation allowance to $957 million as of March 31, 2011. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 4.55% for March 2011. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2011, our annual U.S. federal NOL utilization would have been limited to approximately $78 million per year.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of March 31, 2011, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $4 million. The total amount of interest and penalties recognized in our condensed consolidated statements of operations was a benefit of $1 million for the first quarter of 2011 and an expense of $1 million for the first quarter of 2010. We recognized a $6 million tax benefit in the first quarter 2011 due to the reversal of reserves for uncertain tax positions that were resolved during the period. The total amount of unrecognized tax benefit that, if recognized, would favorably affect our effective tax rate was $10 million for the first quarter of 2011 and $34 million for the first quarter of 2010.
     Our federal income tax returns for 2008 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. We are also under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the federal, state and foreign examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
     Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the first quarter of 2010, we recorded a $19 million noncash income tax benefit on the loss from continuing operations related to 2009. This benefit was offset by income tax expense on comprehensive income. However, while the income tax benefit from continuing operations is reported on the condensed consolidated statement of operations, the income tax expense on comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on comprehensive income is equal to the income tax benefit from continuing operations, our deferred tax position was not impacted by this tax allocation.

14. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months
	ended March 31,
(millions)	2011	2010

Net loss	$(105)	$(110)
Derivatives, net of tax	3	(8)
Pension and postretirement benefit plans, net of tax	(3)	(17)
Foreign currency translation, net of tax	17	13

Total comprehensive loss	$(88)	$(122)

     AOCI consisted of the following:

	As of	As of
	March 31,	December 31,
(millions)	2011	2010

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(109)	$(106)
Derivatives, net of tax	11	8
Foreign currency translation, net of tax	65	48

Total	$(33)	$(50)

     After-tax loss on derivatives reclassified from AOCI to earnings was $5 million during the first three months of 2011. We estimate that we will reclassify a net $17 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.
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

     To date, of the claims asserted where our records indicate we delivered wallboard to the home, we have identified approximately 233 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the claims relating to approximately 88 of those homes by funding remediations of the homes, which have either been completed or are in process.
     Although the vast majority of Chinese drywall claims against us relate to Knauf Tianjin board, we have received a few claims relating to other Chinese-made wallboard sold by L&W Supply Corporation. Most, but not all, of the other Chinese-made wallboard we sold was manufactured by Knauf at two other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems.
     We asserted claims against Knauf, the manufacturer, for reimbursement and indemnification of our losses in connection with our sales of Knauf Tianjin wallboard. In the first quarter of 2011, we entered into an agreement with Knauf that caps our responsibility for homeowner property damage claims relating to Knauf Tianjin wallboard. The agreement with Knauf does not address claims for bodily injury or claims relating to wallboard made at other Knauf plants in China, neither of which has been a significant factor to date in the litigation relating to Chinese wallboard.
     As of March 31, 2011, we have accrued $13 million for our estimated cost of resolving the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $9 million. Our accrual does not take into account legal fees and costs, the costs of resolving claims for bodily injury, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us to date regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims exceeds our estimates, or the cost of resolving bodily injury claims is more than nominal. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first quarter of 2011
•	residential and nonresidential repair and remodel activity accounted for approximately 54% of our net sales,
•	new residential construction accounted for approximately 22% of our net sales,
•	new nonresidential construction accounted for approximately 21% of our net sales, and
•	other activities accounted for approximately 3% of our net sales.
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
Geographic Information: For the first quarter of 2011, approximately 75% of our net sales were attributable to the United States, Canada accounted for approximately 13% of our net sales and other foreign countries accounted for the remaining 12%.

NEW PRODUCT INTRODUCTION
In 2010, U.S. Gypsum introduced SHEETROCK® Brand UltraLight Panels, a new, lightweight 1/2-inch gypsum wallboard product that is up to 30% lighter than competing brands. Due to positive customer response, we accelerated the distribution of this product and it is now available at more than 1,000 retail and specialty dealer locations in the United States. In April 2011, U.S. Gypsum broadened its portfolio of lightweight wallboard products with the introduction of SHEETROCK® Brand UltraLight Panels FIRECODE® 30. This new, lightweight 5/8-inch gypsum wallboard product meets standards for use in non-rated and 30-minute fire-rated partitions and is also up to 30% lighter than competing brands.
FINANCIAL INFORMATION
Consolidated net sales in the first quarter of 2011 were $721 million, up 1% from the first quarter of 2010. An operating loss of $58 million and a net loss of $105 million, or $1.01 per diluted share, were incurred in the first quarter of 2011. These results compared with an operating loss of $82 million and a net loss of $110 million, or $1.10 per diluted share, in first quarter of 2010.
     As of March 31, 2011, we had $769 million of cash and cash equivalents and marketable securities compared with $907 million as of December 31, 2010. Uses of cash during the first quarter of 2011 included $70 million for working capital, $44 million for interest, $18 million for severance and other obligations associated with restructuring activities and $13 million for capital expenditures.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American construction-based markets, which are our most significant markets. The market segments we serve can be broadly categorized as new residential construction, new nonresidential construction and the repair and remodel activity, which includes both residential and nonresidential construction.
     Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. New residential construction in the United States continues to be at a very low level by historical standards. In March 2011, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 549,000 units from 512,000 units reported for February 2011. These are near the lowest levels recorded in the last 50 years. Many industry analysts believe that the decline in new home construction has stabilized, that there will be a muted recovery over the next few years, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures and house price trends. Industry analysts’ forecasts for new single and multi-family construction in the United States in 2011 are for a range of from 550,000 to 720,000 units. We currently estimate that 2011 housing starts in the U.S. will be near the middle of that range.
     New nonresidential construction has also experienced significant declines over the past several years. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 18% in 2010 compared to 2009 following a 44% decrease in 2009 compared to 2008. However, industry analysts have noted that there may be early signs of stabilization in this segment. Vacancy rates, although still high by historical standards, are no longer increasing, delinquency rates on construction and development loans have fallen recently, and, a majority of large banks are no longer tightening lending standards. The Architectural Billings Index reported by the American Institute of Architects, a measure of construction design activity, has increased significantly from its low point in January 2009 and now reflects signs of potential increases in construction spending in the next nine to twelve months. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the U.S. are signed will increase approximately 7% in 2011 from the 2010 level.

     The repair and remodel segment includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this segment currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.9 million units in 2010, the lowest level since 1997 and down from a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to a decrease in demand for our products from the residential repair and remodel segment. Continued erosion in housing prices, as indicated by indices such as the S&P Case-Shiller Home Price Index, suggests that meaningful increases in home resale values in most markets are unlikely in the near term. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2011 will be approximately 3% above the 2010 level.
     The outlook for our international businesses is more positive. We have seen most of the markets in which we do business stabilize after the effects of the global financial crisis and emerging markets are showing positive growth.
     The housing and construction-based market segments we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at a historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, results of operations and financial condition.
     Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. During the first quarter of 2011, our North American Gypsum segment continued to be adversely affected by the low level of residential and other construction activity. Our Building Products Distribution segment, which serves the residential and commercial market segments, and our Worldwide Ceilings segment, which primarily serves the commercial markets, continued to be adversely affected by the significant reduction in new commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 4.21 billion square feet in first quarter of 2011, down approximately 7% compared with 4.57 billion square feet in the first quarter of 2010. We estimate that industry shipments in the United States for all of 2011 will be approximately 18.2 billion square feet, up 5% from approximately 17.3 billion square feet in 2010.
     U.S. Gypsum shipped 992 million square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2011, a 14% decrease from 1.15 billion square feet in the first quarter of 2010. The percentage decline of U.S. Gypsum’s wallboard shipments in the first quarter of 2011 compared with the first quarter of 2010 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States was approximately 24% in the first quarter of 2011, down from approximately 25% in the fourth quarter of 2010 and approximately 26% in the first quarter of 2010.
     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of January 1, 2011. We estimate that the industry capacity utilization rate was approximately 51% during the first quarter of 2011, up from 49% during the fourth quarter of 2010 and down from approximately 52% during the first quarter of 2010. We project that the industry capacity utilization rate will remain at approximately the first quarter level for the balance of 2011. Despite our realization of some price improvement since the latter part of the first quarter, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins at such a low level of capacity utilization.
RESTRUCTURING AND OTHER INITIATIVES
We have been adjusting our operations in response to market conditions since the downturn began in 2006. Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In the first quarter of 2011, we temporarily idled our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.
     Since January 1, 2007, we have eliminated approximately 4,575 salaried and hourly positions, including approximately 75 positions during the first quarter of 2011 primarily reflecting L&W Supply’s 2011 cost reduction initiative. As part of L&W Supply’s efforts to reduce its cost structure in light of market conditions, it has closed a total of 103 distribution branches since January 1, 2007. It continued to serve its customers from 163 branches in the United States as of March 31, 2011.
     Restructuring activities in 2010 included (1) a salaried workforce reduction program, (2) the permanent closure of three gypsum wallboard production facilities, including two that had been temporarily idled since 2008, and two paper production facilities that were temporarily idled in 2009 and 2008, (3) the temporary idling of two gypsum wallboard production facilities, a plaster production facility and a gypsum quarry, and (4) the closure of five distribution branches.
     We will continue to adjust our operations to the economic conditions in our markets.
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. During the first quarter of 2011, we recorded a $1 million long-lived asset impairment related to an asset that was written down to its net realizable value. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during the first quarter of 2011.
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
     Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K for additional information regarding conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and the effects of climate change and other risks and uncertainties that affect us.
KEY OBJECTIVES AND STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives and strategic priorities:
Objectives:
•	extend our customer satisfaction leadership;
•	improve operating efficiencies and reduce costs;
•	maintain financial flexibility;
Strategic Priorities:
•	strengthen our core businesses;
•	expand internationally;
•	grow product adjacencies by expanding our current product lines; and
•	accelerate innovation.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2011	2010	(Decrease)

Three Months ended March 31:
Net sales	$721	$716	1%
Cost of products sold	685	702	(2)%
Gross profit	36	14	157%
Selling and administrative expenses	85	84	1%
Restructuring and long-lived asset impairment charges	9	12	(25)%
Operating loss	(58)	(82)	(29)%
Interest expense	52	45	16%
Interest income	(2)	(1)	100%
Other expense, net	—	1	—
Income tax benefit	(3)	(17)	(82)%
Net loss	(105)	(110)	(5)%
Diluted loss per share	(1.01)	(1.10)	(8)%

NET SALES
Consolidated net sales in the first quarter of 2011 increased $5 million, or 1%, compared with the first quarter of 2010. Net sales increased 7% for our Worldwide Ceilings segment, but decreased 2% for each of our North American Gypsum and Building Products Distribution segments. The higher level of net sales in the first quarter of 2011 for Worldwide Ceilings was primarily due to higher ceiling grid volume and selling prices in the United States (each up 8%) compared with the first quarter of 2010. The lower level of net sales for North American Gypsum was largely attributable to a 14% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume, partially offset by a 2% increase in average gypsum wallboard selling prices. Net sales for Building Products Distribution were down primarily due to a 20% decrease in gypsum wallboard volume, partially offset by a 9% increase in average gypsum wallboard selling prices.
COST OF PRODUCTS SOLD
Cost of products sold for the first quarter of 2011 decreased $17 million, or 2%, compared with the first quarter of 2010 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 3% in the first quarter of 2011 compared with the first quarter of 2010, primarily due to a 2% decrease in per unit costs for raw materials and a 5% decrease in per unit costs for energy. For USG Interiors, manufacturing costs per unit increased for ceiling grid in the first quarter of 2011 compared with the first quarter of 2010 primarily due to higher steel costs, but were down slightly for ceiling tile primarily due to lower energy costs.
GROSS PROFIT
Gross profit for the first quarter of 2011 increased $22 million, or 157%, compared with the first quarter of 2010. Gross profit as a percentage of net sales was 5.0% for the first quarter of 2011 compared with 2.0% for the first quarter of 2010. The increase in percentage for the first quarter of 2011 was primarily due to improved gross margins for U.S Gypsum’s SHEETROCK® brand gypsum wallboard and USG Interiors’ ceiling grid and tile.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $85 million in the first quarter of 2011 compared with $84 million in the first quarter of 2010. This slight increase was primarily attributable to higher expenses associated with our employee incentive compensation plans, largely offset by lower expenses for other compensation and benefits and the continuation of a company-wide emphasis on reducing expenses. As a percentage of net sales, selling and administrative expenses were 11.8% for the first quarter of 2011 and 11.7% for the first quarter of 2010.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
As a result of continuing adverse market conditions, we recorded restructuring and long-lived asset impairment charges totaling $9 million during the first quarter of 2011. These charges included $4 million for severance related to our salaried workforce reduction program announced during the fourth quarter of 2010 and a 2011 cost reduction initiative for L&W Supply Corporation, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value, $1 million for lease obligations, and $3 million for exit costs related to production facilities closed in 2010 and 2009.
     During the first quarter of 2010, we recorded restructuring and long-lived asset impairment charges totaling $12 million. This amount included $5 million for severance, $5 million for asset impairments and lease obligations and $2 million for other exit costs related to the closure of four distribution branches, a gypsum wallboard production facility in Southard, Okla., that was permanently closed in April 2010 and a gypsum wallboard production facility in Stony Point, N.Y., that was temporarily idled in June 2010.
     Total cash payments charged against the restructuring reserve in the first quarter of 2011 amounted to $18 million. We expect future payments to be approximately $23 million during the remainder of 2011, $7 million in 2012 and $9 million after 2012. All restructuring-related payments made in the first quarter of 2011 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. See Note 2 to the condensed consolidated financial statements for additional information related to our restructuring reserve.
INTEREST EXPENSE
Interest expense increased to $52 million in the first quarter of 2011 from $45 million in the first quarter of 2010 primarily due to a higher level of debt in the first quarter of 2011.
INCOME TAX BENEFIT
We had income tax benefits of $3 million and $17 million and effective tax rates of 2.9% and 13.4% in the first quarters of 2011 and 2010, respectively. The effective tax rates for the first quarters of 2011 and 2010 reflected the recording of an additional valuation allowance against our federal and most state deferred assets. In addition, we recognized a $6 million tax benefit in the first quarter 2011 due to the reversal of reserves for uncertain tax positions that were resolved during the period. During the first quarter of 2010, we recorded a noncash income tax benefit of $19 million related to the fourth quarter of 2009 resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income.
NET LOSS
A net loss of $105 million, or $1.01 per diluted share, was recorded in the first quarter of 2011 compared with a net loss of $110 million, or $1.10 per diluted share, for the first quarter of 2010.

Core Business Results of Operations

(millions)	Net Sales		Operating Profit (Loss)
Three Months ended March 31,	2011	2010	2011(a)	2010(b)

North American Gypsum:
U.S. Gypsum Company	$318	$332	$(29)	$(37)
CGC Inc. (gypsum)	76	76	3	7
USG Mexico, S.A. de C.V.	41	36	5	3
Other (c)	7	6	(8)	(8)
Eliminations	(26)	(26)	—	—

Total	416	424	(29)	(35)

Building Products Distribution:
L&W Supply Corporation	243	248	(22)	(39)

Worldwide Ceilings:
USG Interiors, Inc.	110	103	18	12
USG International	61	57	4	3
CGC Inc. (ceilings)	19	17	4	3
Eliminations	(13)	(12)	—	—

Total	177	165	26	18

Corporate	—	—	(29)	(23)
Eliminations	(115)	(121)	(4)	(3)

Total	$721	$716	$(58)	$(82)

(a)	The consolidated operating loss for the first quarter of 2011 included restructuring and long-lived asset impairment charges totaling $9 million. On a segment basis, $7 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate.

(b)	The consolidated operating loss for the first quarter of 2010 included restructuring and long-lived asset impairment charges totaling $12 million. On a segment basis, $8 million of the charges related to Building Products Distribution and $4 million to North American Gypsum.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.
NORTH AMERICAN GYPSUM
Net sales in the first quarter of 2011 for North American Gypsum were $416 million compared with $424 million in the first quarter of 2010, a decline of $8 million, or 2%. An operating loss of $29 million was incurred in the first quarter of 2011 compared with an operating loss of $35 million in the first quarter of 2010.
United States Gypsum Company: Net sales in the first quarter of 2011 were $318 million, down $14 million, or 4%, compared with the first quarter of 2010. Net sales of SHEETROCK® brand gypsum wallboard declined $14 million, or 12%, reflecting a 14% decrease in gypsum wallboard shipments which adversely affected sales by $17 million, partially offset by a 2% increase in average gypsum wallboard selling prices which favorably affected sales by $3 million. Net sales for SHEETROCK® brand joint treatment products declined $2 million, while net sales of other products increased $2 million compared with the first quarter of 2010.
     An operating loss of $29 million was recorded in the first quarter of 2011 compared with an operating loss of $37 million in the first quarter of 2010. The $8 million favorable change in operating loss primarily reflected a $5 million increase due to a higher SHEETROCK® brand gypsum wallboard gross margin. A net gross profit increase for products other than gypsum wallboard and joint treatment contributed $6 million in operating profit improvement. Gross profit for SHEETROCK® brand joint treatment products was down $2 million compared with the first quarter of 2010. Restructuring and long-lived asset impairment charges were $5 million in the first quarter of 2011 compared with $4 million in the first quarter of 2010.

     New housing construction remained very weak during the first quarter of 2011, resulting in reduced demand for gypsum wallboard compared to the first quarter of 2010. U.S. Gypsum shipped 992 million square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2011, a 14% decrease from 1.15 billion square feet in the first quarter of 2010. We estimate that capacity utilization rates were approximately 51% for the industry and 42% for U.S. Gypsum during the first quarter of 2011.
     In the first quarter of 2011, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $109.15 per thousand square feet, up 2% from $106.58 in the first quarter of 2010, but down 3% from $111.95 in the fourth quarter of 2010. U.S. Gypsum implemented a price increase effective March 7, 2011 and announced an additional 15% price increase to be effective in May 2011.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 3% in the first quarter of 2011 compared with the first quarter of 2010, primarily due to a 2% decrease in per unit costs for raw materials and a 5% decrease in per unit costs for energy. Compared to the fourth quarter of 2010, SHEETROCK® brand gypsum wallboard manufacturing costs per unit increased 3% primarily due to higher costs for wastepaper and other raw materials.
     Net sales and gross profit for SHEETROCK® brand joint treatment products each declined by $2 million for the first quarter of 2011 compared with the first quarter of 2010. These results reflected 5% lower joint compound volume partially offset by 3% higher average realized selling prices. Manufacturing costs per unit increased 6%. Net sales of DUROCK® brand cement board increased in the first quarter of 2011 compared with the first quarter of 2010 due to 6% higher volume and 1% higher selling prices. Gross profit for cement board also benefited from slightly lower per unit manufacturing costs. Net sales and gross profit for FIBEROCK® brand gypsum fiber panels declined in the first quarter of 2011 compared with the first quarter of 2010 reflecting a 3% decrease in volume and a 4% decrease in selling prices. Manufacturing costs per unit decreased by 2%.
CGC Inc.: Net sales in the first quarter of 2011 were $76 million, unchanged from the first quarter of 2010. Sales were flat as a result of a $4 million favorable currency translation impact and a $1 million increase in outbound freight, offset by a $4 million decrease in net sales of SHEETROCK® brand gypsum wallboard due to 4% lower volume and 6% lower selling prices, and a $1 million decrease in net sales of nonwallboard products. Operating profit was $3 million in the first quarter of 2011 compared with $7 million in the first quarter of 2010. Gross profit for gypsum wallboard declined $4 million reflecting the lower volume and selling prices and 7% higher per unit manufacturing costs primarily due to higher raw materials costs. The aggregate gross profit for nonwallboard product lines and selling and administrative expenses was unchanged compared to the first quarter of 2010.
USG Mexico, S.A. de C.V.: Net sales in the first quarter of 2011 for our Mexico-based subsidiary were $41 million compared with $36 million in the first quarter of 2010. Net sales increased $2 million for drywall steel, $2 million for cement board, $1 million for joint treatment and $2 million for other nonwallboard products. Currency translation adversely affected net sales by $2 million. Net sales were unchanged for SHEETROCK® brand gypsum wallboard. Operating profit was $5 million in the first quarter of 2011 compared with $3 million in the first quarter of 2010 reflecting gross profit increases of $1 million each for drywall steel, cement board and joint treatment, partially offset by a net $1 million decrease for other nonwallboard products and miscellaneous costs. Gross profit was unchanged for SHEETROCK® brand gypsum wallboard.
BUILDING PRODUCTS DISTRIBUTION
L&W Supply’s net sales in the first quarter of 2011 were $243 million, down $5 million, or 2%, compared with the first quarter of 2010. Net sales of gypsum wallboard declined $10 million, or 12%, reflecting a 20% decrease in gypsum wallboard shipments, which adversely affected sales by $16 million, partially offset by a 9% increase in average gypsum wallboard selling prices which favorably affected sales by $6 million. Net sales of construction metal products increased $5 million, or 10%, primarily due to higher selling prices, which more than offset lower volume. Net sales of ceilings products increased $4 million, or 8%, due to increased volume and higher selling prices. Net sales of all other products decreased $4 million, or 6%. As a result of lower gypsum wallboard volume, same-location net sales for the first quarter of 2011 were down 1% compared with the first quarter of 2010.
     An operating loss of $22 million was incurred in the first quarter of 2011 compared with an operating loss of $39 million in the first quarter of 2010. The $17 million favorable change in operating loss was attributable to a $13 million decrease in operating expenses primarily attributable to L&W Supply’s cost reduction programs, a $7 million decrease in restructuring charges, and a 33% increase in gypsum wallboard gross margin. That gross margin increase and the impact of rebates favorably affected operating profit by $4 million. Lower gypsum wallboard shipments and an aggregate decrease in gross profit for other product lines adversely affected operating profit by $3 million and $4 million, respectively.
     L&W Supply continued to serve its customers from 163 branches in the United States as of March 31, 2011. L&W Supply operated 163 branches as of December 31, 2010 and 161 branches as of March 31, 2010.
WORLDWIDE CEILINGS
Net sales for Worldwide Ceilings were $177 million in the first quarter of 2011 compared with $165 million in the first quarter of 2010, an increase of $12 million, or 7%. Operating profit was $26 million in the first quarter of 2011 compared with $18 million in the first quarter of 2010, an increase of $8 million, or 44%.
USG Interiors, Inc.: Net sales in the first quarter of 2011 for our domestic ceilings business increased to $110 million, an increase of $7 million, or 7%, compared with the first quarter of 2010 primarily due to increased volume and higher selling prices for ceiling grid and increased selling prices for ceiling tile. Operating profit increased to $18 million, up $6 million, or 50%, compared with the first quarter of 2010 primarily due to increased gross margins for ceiling grid and ceiling tile.
     Net sales in the first quarter of 2011 increased $5 million for ceiling grid and $2 million for ceiling tile compared with the first quarter of 2010. An 8% increase in ceiling grid volume and 8% higher selling prices increased sales by $2 million and $3 million, respectively. Higher selling prices and changes in product mix for ceiling tile benefited sales by $4 million. This benefit was partially offset by a 4% decrease in ceiling tile volume which adversely affected sales by $2 million.
     The increase in operating profit primarily reflected improved gross margins for both ceiling grid and ceiling tile. Gross profit for ceiling grid increased $3 million in the first quarter of 2011 compared with the first quarter of 2010 as a result of a $2 million increase in gross margin and a $1 million increase due to the higher volume. Higher selling prices were partially offset by higher per unit manufacturing costs, primarily higher steel costs. Gross profit for ceiling tile increased $3 million due to a $4 million increase in gross margin primarily reflecting the higher selling prices and changes in product mix, partially offset by the lower volume, which adversely affected gross profit by $1 million.
USG International: Net sales of $61 million in the first quarter of 2011 were up $4 million, or 7%, compared with the first quarter of 2010. Operating profit was $4 million in the first quarter of 2011 compared with $3 million in the first quarter of 2010. The higher levels of sales and profitability were largely due to increased demand for ceiling grid and joint compound in Europe, increased demand for FIBEROCK® brand gypsum fiber panels and ceiling grid in the Pacific region and the favorable effects of currency translation.
CGC Inc.: Net sales in the first quarter of 2011 of $19 million were up $2 million, or 12%, compared with the first quarter of 2010. Operating profit increased to $4 million from $3 million. These results were primarily attributable to higher selling prices for ceiling tile and grid and, in the case of net sales, the favorable effects of currency translation.

CORPORATE
The operating loss for Corporate increased $6 million to $29 million compared to the first quarter of 2010. The increase is primarily attributed to expenses associated with upgrades to our technology infrastructure and an enterprise-wide initiative to improve back office efficiency. We also recorded higher expenses associated with our employee incentive compensation plans.
Liquidity and Capital Resources
LIQUIDITY
As of March 31, 2011, we had $769 million of cash and cash equivalents and marketable securities compared with $907 million as of December 31, 2010. Uses of cash during the first quarter of 2011 included $70 million for working capital, $44 million for interest, $18 million for severance and other obligations associated with restructuring activities and $13 million for capital expenditures. Our total liquidity as of March 31, 2011 was $958 million, including $189 million of borrowing availability under our revolving credit facilities.
     Our cash is invested in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 5 to the condensed consolidated financial statements for additional information regarding our investments in cash equivalents and marketable securities.
     Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2011, our fixed charge coverage ratio was (0.13)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $42 million under the credit facility. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of March 31, 2011 was $31 million.
     We expect that our total capital expenditures for 2011 will be approximately $50 million compared with $39 million for 2010. In the first quarter of 2011, our capital expenditures totaled $13 million. Interest payments are expected to increase to approximately $195 million in 2011 compared with $171 million in 2010 due to a higher average level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
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
CASH FLOWS
The following table presents a summary of our cash flows:

	Three Months
	ended March 31,
(millions)	2011	2010

Net cash provided by (used for):
Operating activities	$(120)	$(102)
Investing activities	(44)	(121)
Financing activities	(4)	(1)
Effect of exchange rate changes on cash	3	4

Net decrease in cash and cash equivalents	$(165)	$(220)

Operating Activities: The variation between the first three months of 2011 and the first three months of 2010 primarily reflected a $28 million increase in cash outflow for working capital in the 2011 period.
Investing Activities: The variation between the first three months of 2011 and the first three months of 2010 primarily reflected net purchases of marketable securities of $28 million in the 2011 period compared with purchases of $115 million in the first quarter of 2010.
Financing Activities: The variation between the first three months of 2011 and the first three months of 2010 primarily reflects $3 million recorded as repurchases of common stock. Shares are withheld from employees in connection with the vesting of restricted stock units in an amount equal to their withholding tax obligations, which we satisfy in cash.
CAPITAL EXPENDITURES
Capital spending amounted to $13 million in the first quarter of 2011 compared with $6 million in the first quarter of 2010. Because of the high level of investment that we made in our operations in 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2011 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $248 million as of March 31, 2011 compared with $237 million as of December 31, 2010. Approved expenditures as of March 31, 2011 included $210 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until after 2012, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready for commencement. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
WORKING CAPITAL
As of March 31, 2011, working capital (current assets less current liabilities) amounted to $832 million, and the ratio of current assets to current liabilities was 2.55-to-1. As of December 31, 2010, working capital amounted to $908 million, and the ratio of current assets to current liabilities was 2.72-to-1.

Cash and Cash Equivalents and Marketable Securities: As of March 31, 2011, we had $769 million of cash and cash equivalents and marketable securities compared with $907 million as of December 31, 2010. Uses of cash during the first quarter of 2011 included $70 million for working capital, $44 million for interest, $18 million for severance and other obligations associated with restructuring activities and $13 million for capital expenditures.
Receivables: As of March 31, 2011, receivables were $396 million, up $69 million, or 21%, from $327 million as of December 31, 2010. This increase primarily reflected an $84 million, or 30%, increase in customer receivables primarily due to a 26% increase in consolidated net sales in March 2011 compared with December 2010.
Inventories: As of March 31, 2011, inventories were $306 million, up $16 million, or 6%, from $290 million as of December 31, 2010 reflecting an increase of $15 million in finished goods and work-in-progress and $2 million in inventory on consignment offset by a decrease of $1 million in raw materials.
Accounts Payable: As of March 31, 2011, accounts payable were $240 million, up $22 million, or 10%, from $218 million as of December 31, 2010 primarily due to a 29% increase in cost of goods sold in March 2011 compared with December 2010.
Accrued Expenses: As of March 31, 2011, accrued expenses were $284 million, down $10 million, or 3%, from $294 million as of December 31, 2010. The lower level of accrued expenses primarily reflected a $13 million decrease in accruals for obligations associated with plant and branch shutdown and restructuring activities.
MARKETABLE SECURITIES
Marketable securities that we invest in are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. The realized and unrealized gains and losses for the three months ended March 31, 2011 were immaterial. See Note 5 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.
DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.331 billion ($2.307 billion, net of debt discount of $24 million) as of March 31, 2011 and $2.331 billion ($2.308 billion, net of debt discount of $23 million) as of December 31, 2010. As of March 31, 2011 and during the quarter then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 7 to the condensed consolidated financial statements for additional information about our debt.
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

     As of March 31, 2011, we had federal net operating loss, or NOL, carryforwards of approximately $1.7 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.8 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.
     As of March 31, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $278 million, of which $11 million will expire in 2011. The remainder will expire if unused in years 2012 through 2031. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $5 million and $6 million as of March 31, 2011 and December 31, 2010, respectively, against a portion of which we have historically maintained a valuation allowance.
     During periods prior to 2011, we established a valuation allowance against our deferred tax assets totaling $884 million. Based upon an evaluation of all available evidence and our loss for the first quarter of 2011, we recorded an increase in the valuation allowance against our deferred tax assets of $54 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $54 million increase due to the first quarter loss, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $19 million. As a result, the net increase in the valuation allowance was $73 million, increasing our deferred tax assets valuation allowance to $957 million as of March 31, 2011. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 4.55% for March 2011. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2011, our annual U.S. federal NOL utilization would have been limited to approximately $78 million per year.
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
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on February 11, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2011.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ due to various other factors, including:
•	economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates and consumer confidence;
•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;
•	competitive conditions, such as price, service and product competition;
•	shortages in raw materials;
•	changes in raw material, energy, transportation and employee benefit costs;
•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;
•	capacity utilization rates for us and the industry;
•	changes in laws or regulations, including environmental and safety regulations;
•	the outcome in contested litigation matters;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and
•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond five years.
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2011 and 2012. The notional amount of these hedge contracts was $50 million as of March 31, 2011. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2011 was $2 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these contracts is $14 million, and they all mature by August 26, 2011. As of March 31, 2011, the fair value of these contracts was an unrealized loss of $1 million.
     We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts was $78 million as of March 31, 2011, and they mature by March 28, 2012. The fair value of these contracts was a $5 million unrealized loss as of March 31, 2011. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2011 was $8 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of March 31, 2011, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 15 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on March 31, 2011 into a total of approximately 2,557 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
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
     During the quarter ended March 31, 2011, we received 41 citations alleging health and safety violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Safety Act. We have received proposed assessments from MHSA with respect to 18 of those citations. The total dollar value of proposed assessments from MSHA with respect to those citations was $6,096. We have resolved nine of the proposed assessments through payments of penalties aggregating $2,982. The other nine proposed assessments aggregating $3,114 are being contested or otherwise remain outstanding. No assessment has yet been made with respect to 23 of the citations. Set forth below is information with respect to the gypsum mines with respect to which citations were received during the quarter ended March 31, 2011:

		Proposed	Outstanding
	Number of Citations	Assessments	Assessments as
Location of Mine/Quarry	1/1/11 - 3/31/11	1/1/11 to Date	of 3/31/11

Alabaster, Mich.	3	$300	$300
Empire, Nev.	—	—	—
Fort Dodge, Iowa	6	—	—
Plaster City, Calif.	6	—	—
Shoals, Ind.	9	—	—
Sigurd, Utah	—	—	—
Southard, Okla.	4	1,688	1,688
Sperry, Iowa	11	4,108	1,126
Spruce Pine, N.C.	—	—	—
Sweetwater, Texas	2	—	—

Totals	41	$6,096	$3,114

     We did not receive any citations for unwarrantable failure to comply with health and safety standards under the Safety Act, any orders under the Safety Act regarding withdrawal from a mine as a result of failure to abate in a timely manner a health and safety violation for which a citation was issued or any imminent danger orders under the Safety Act during the quarter ended March 31, 2011. Also, there were no flagrant violations and no mining-related fatalities during the first quarter of 2011.

ITEM 6. EXHIBITS
31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, (2) the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, (3) the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
By	/s/ James S. Metcalf
James S. Metcalf,
President and Chief Executive Officer

By	/s/ Richard H. Fleming
Richard H. Fleming,
Executive Vice President and Chief Financial Officer

By	/s/ William J. Kelley Jr.
William J. Kelley Jr.,
Vice President and Controller

April 28, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, (2) the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, (3) the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and (4) notes to the condensed consolidated financial statements, tagged as blocks of text. *

*	Filed or furnished herewith