Form 10-Q
period 2011-06-30
USG CORP
filed 2011-08-03
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2011 was 105,290,743.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Statements of Operations: Three Months and Six Months Ended June 30, 2011 and 2010	3
Condensed Consolidated Balance Sheets: As of June 30, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risks	40
Item 4. Controls and Procedures	41

PART II OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5. Other Information	41
Item 6. Exhibits	43
Signatures	44
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
(millions, except per-share and share data)	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net sales	$761	$769	$1,482	$1,485
Cost of products sold	708	714	1,393	1,416

Gross profit	53	55	89	69
Selling and administrative expenses	72	73	157	157
Restructuring and long-lived asset impairment charges	2	7	11	19

Operating loss	(21)	(25)	(79)	(107)
Interest expense	52	44	104	89
Interest income	(2)	(1)	(4)	(2)
Other income, net	(2)	(1)	(2)	—

Loss before income taxes	(69)	(67)	(177)	(194)
Income tax expense (benefit)	1	7	(2)	(10)

Net loss	$(70)	$(74)	$(175)	$(184)

Basic loss per common share	$(0.69)	$(0.74)	$(1.70)	$(1.85)
Diluted loss per common share	$(0.69)	$(0.74)	$(1.70)	$(1.85)

Average common shares	103,550,643	99,519,512	103,286,025	99,452,477
Average diluted common shares	103,550,643	99,519,512	103,286,025	99,452,477
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	June 30,	December 31,
(millions)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$402	$629
Short-term marketable securities	158	128
Restricted cash	2	4
Receivables (net of reserves — $18 and $17)	380	327
Inventories	313	290
Income taxes receivable	2	3
Deferred income taxes	6	6
Other current assets	56	50

Total current assets	1,319	1,437

Long-term marketable securities	165	150
Property, plant and equipment (net of accumulated depreciation and depletion — $1,619 and $1,546)	2,221	2,266
Other assets	244	234

Total assets	$3,949	$4,087

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$234	$218
Accrued expenses	278	294
Current portion of long-term debt	7	7
Income taxes payable	5	10

Total current liabilities	524	529

Long-term debt	2,299	2,301
Deferred income taxes	8	7
Other liabilities	591	631
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	10	10
Treasury stock	—	(55)
Capital received in excess of par value	2,556	2,565
Accumulated other comprehensive loss	(13)	(50)
Retained earnings (deficit)	(2,026)	(1,851)

Total stockholders’ equity	527	619

Total liabilities and stockholders’ equity	$3,949	$4,087

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)	Six Months Ended June 30,
	2011	2010

Operating Activities
Net loss	$(175)	$(184)
Adjustments to reconcile net loss to net cash:
Long-lived asset impairments	1	—
Depreciation, depletion and amortization	85	90
Share-based compensation expense	16	17
Deferred income taxes	1	1
Noncash income tax benefit	(3)	(19)
Gain on asset dispositions	(1)	(1)
(Increase) decrease in working capital:
Receivables	(54)	(57)
Income taxes receivable	1	17
Inventories	(23)	(8)
Prepaid expenses	(6)	—
Payables	19	27
Accrued expenses	(13)	(15)
(Increase)/decrease in other assets	(12)	4
Increase in other liabilities	6	14
Other, net	4	(7)

Net cash used for operating activities	(154)	(121)

Investing Activities
Purchases of marketable securities	(221)	(159)
Sales or maturities of marketable securities	176	14
Capital expenditures	(25)	(11)
Loan to joint venture	(4)	—
Net proceeds from asset dispositions	1	3
Return of restricted cash	2	—

Net cash used for investing activities	(71)	(153)

Financing Activities
Repayment of debt	(3)	(3)
Repurchases of common stock to satisfy employee tax withholding obligations	(3)	(1)

Net cash used for financing activities	(6)	(4)

Effect of exchange rate changes on cash	4	(2)

Net decrease in cash and cash equivalents	(227)	(280)
Cash and cash equivalents at beginning of period	629	690

Cash and cash equivalents at end of period	$402	$410

Supplemental Cash Flow Disclosures:
Interest paid	$97	$85
Income taxes paid (refunded), net	$8	$(14)
Amount in accounts payable for capital expenditures	$2	$1
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
1. Preparation of Financial Statements
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which we filed with the SEC on February 11, 2011.
2. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will require us to change the presentation of comprehensive income and its components which we currently report within the statement of changes in stockholders’ equity in our Annual Report on Form 10-K and in a note to the financial statements in our quarterly reports on Form 10-Q.

3. Restructuring and Long-Lived Asset Impairment Charges
As a result of continuing adverse market conditions, we recorded restructuring and long-lived asset impairment charges totaling $2 million during the second quarter of 2011 and $11 million during the first six months of 2011.
     Restructuring and long-lived asset impairment charges for the second quarter of 2011 included $1 million for lease obligations and $1 million for exit costs related to production facilities closed in 2010 and 2009. These charges totaling $2 million related to North American Gypsum.
     Restructuring and long-lived asset impairment charges for the first six months of 2011 included $4 million for severance related to our salaried workforce reduction program announced during the fourth quarter of 2010 and a 2011 cost reduction initiative for L&W Supply Corporation, $2 million for lease obligations, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value and $4 million for exit costs related to production facilities closed in 2010 and 2009. On a segment basis, $9 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate.
RESTRUCTURING RESERVES
Restructuring reserves totaling $35 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2011. Total cash payments charged against the restructuring reserve in the first six months of 2011 amounted to $24 million. We expect future payments to be approximately $11 million during the remainder of 2011, $9 million in 2012 and $15 million after 2012. All restructuring-related payments in the first six months of 2011 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance	2011 Activity			Balance
	as of		Cash	Asset	as of
(millions)	12/31/10	Charges	Payments	Impairment	6/30/11

Severance	$11	$4	$(11)	$—	$4
Lease obligations	29	2	(8)	—	23
Asset impairments	—	1	—	(1)	—
Other exit costs	9	4	(5)	—	8

Total	$49	$11	$(24)	$(1)	$35

2010
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
     For the first six months of 2010, restructuring and long-lived asset impairment charges were $19 million. This amount primarily included charges related to the closure of five distribution centers and a gypsum wallboard production facility in Southard, Okla., the temporary idling of a gypsum wallboard production facility in Stony Point, N.Y., and the curtailment of operations at the mining facility in Canada. The charges included $9 million for severance, $6 million for asset impairments and lease obligations and $4 million for other exit costs.

4. Segments
Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2011	2010	2011	2010

Net Sales:
North American Gypsum	$420	$428	$836	$852
Building Products Distribution	270	282	513	530
Worldwide Ceilings	173	172	350	337
Eliminations	(102)	(113)	(217)	(234)

Total	$761	$769	$1,482	$1,485

Operating Profit (Loss):
North American Gypsum	$(16)	$(11)	$(45)	$(46)
Building Products Distribution	(14)	(22)	(36)	(61)
Worldwide Ceilings	22	23	48	41
Corporate	(15)	(14)	(44)	(37)
Eliminations	2	(1)	(2)	(4)

Total	$(21)	$(25)	$(79)	$(107)

     Restructuring and long-lived asset impairment charges by segment were as follows:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2011	2010	2011	2010

North American Gypsum	$2	$6	$9	$10
Building Products Distribution	—	1	1	9
Worldwide Ceilings	—	—	—	—
Corporate	—	—	1	—

Total	$2	$7	$11	$19

     See Note 3 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of June 30, 2011.

5. Earnings (Loss) Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% convertible senior notes. The reconciliation of basic loss per share to diluted loss per share is shown in the following table:

			Weighted
			Average
	Net	Shares	Per-Share
(millions, except per-share and share data)	Loss	(000)	Amount

Three Months Ended June 30, 2011:
Basic loss	$(70)	103,551	$(0.69)

Diluted loss	$(70)	103,551	$(0.69)

Three Months Ended June 30, 2010:
Basic loss	$(74)	99,520	$(0.74)

Diluted loss	$(74)	99,520	$(0.74)

Six Months Ended June 30, 2011:
Basic loss	$(175)	103,286	$(1.70)

Diluted loss	$(175)	103,286	$(1.70)

Six Months Ended June 30, 2010:
Basic loss	$(184)	99,452	$(1.85)

Diluted loss	$(184)	99,452	$(1.85)

     The diluted losses per share for the second quarter and the first six months of 2011 and 2010 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 7.1 million common shares for the second quarter of 2011, 7.2 million common shares for the first six months of 2011, 6.5 million common shares for the second quarter of 2010 and 6.8 million common shares for the first six months of 2010 were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive.

6. Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheets. The realized and unrealized gains and losses as of and for the quarter ended June 30, 2011 were immaterial. Proceeds received from sales and maturities of marketable securities were $176 million for the six months ended June 30, 2011. Our investments in marketable securities as of June 30, 2011 consisted of the following:

	Amortized	Fair
(millions)	Cost	Value

Corporate debt securities	$167	$167
U.S. government and agency debt securities	63	63
Asset-backed debt securities	18	18
Certificates of deposit	49	49
Municipal debt securities	26	26

Total marketable securities	$323	$323

     Contractual maturities of marketable securities as of June 30, 2011 were as follows:

	Amortized	Fair
(millions)	Cost	Value

Due in 1 year or less	$158	$158
Due in 1-5 years	165	165
Due in more than 5 years	—	—

Total marketable securities	$323	$323

     Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.
7. Intangible Assets
Intangible assets are included in other assets on the condensed consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of June 30, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible Assets with Definite Lives:
Customer relationships	$70	$(30)	$40	$70	$(26)	$44
Other	9	(5)	4	9	(5)	4

Total	$79	$(35)	$44	$79	$(31)	$48

     Total amortization expense was $2 million and $4 million for second quarter and first six months of 2011, respectively, and $2 million and $4 million for second quarter and first six months of 2010, respectively. Estimated annual amortization expense is as follows:

(millions)	2011	2012	2013	2014	2015	2016

Estimated annual amortization expense	$8	$8	$7	$7	$7	$7

     Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of June 30, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Impairment		Carrying	Impairment
(millions)	Amount	Charges	Net	Amount	Charges	Net

Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	9	(1)	8

Total	$30	$—	$30	$31	$(1)	$30

8. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2011	2010

6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018, net of discount	499	499
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	296	296
10% convertible senior notes due 2018, net of discount	382	382
Ship mortgage facility (includes $7 million of current portion of long-term debt)	40	42
Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,306	$2,308

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
     The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2011, our fixed charge coverage ratio was (0.19)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $44 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions.

     Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2011, outstanding letters of credit and the current borrowing availability requirement of $44 million, borrowings available under the credit facility were approximately $167 million. As of June 30, 2011 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.2%. Outstanding letters of credit totaled $80 million as of June 30, 2011.
SENIOR NOTES
We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the condensed consolidated balance sheets at $296 million as of June 30, 2011 and December 31, 2010, net of debt discount of $4 million. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
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

CONVERTIBLE SENIOR NOTES
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the condensed consolidated balance sheets at $382 million as of June 30, 2011 and December 31, 2010, net of debt discount of $18 million as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are not callable until December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
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
SHIP MORTGAGE FACILITY
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $40 million as of June 30, 2011 and $42 million as of December 31, 2010. Of the total amounts outstanding as of June 30, 2011 and December 31, 2010, $7 million was classified as current portion of long-term debt on our condensed consolidated balance sheets.
     The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.09% as of June 30, 2011. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.
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

     As of June 30, 2011 and during the quarter then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.3%. As of June 30, 2011, outstanding letters of credit totaled Can. $0.4 million. The U.S. dollar equivalent of borrowings available under this agreement as of June 30, 2011 was $31 million.
INDUSTRIAL REVENUE BONDS
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. These bonds mature during the years 2028 through 2034.
OTHER INFORMATION
The fair value of our debt was $2.504 billion as of June 30, 2011 and $2.564 billion as of December 31, 2010. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models. Interest accrued on our debt as of June 30, 2011 and December 31, 2010 was $52 million and $49 million, respectively.
     As of June 30, 2011, we were in compliance with the covenants contained in our credit facilities.
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
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2011, we had swap and option contracts to hedge $55 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of June 30, 2011 was $13 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of 2011. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was $2 million as of June 30, 2011.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have a foreign exchange forward contract in place to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. The notional amount of this contract was $8 million as of June 30, 2011, and it matures by August 26, 2011. We do not apply hedge accounting for this hedge contract and all changes in its fair value are recorded to earnings. As of June 30, 2011, the fair value of this contract was an unrealized loss of $1 million.
     We have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts was $59 million as of June 30, 2011, and they mature by March 28, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of 2011. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $5 million unrealized loss as of June 30, 2011.

COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of June 30, 2011, our derivatives were in a net liability position of $17 million, and we provided $14 million of collateral to our counterparties related to our derivatives. If full collateralization of these agreements were to be required, an additional $4 million of collateral would be provided. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive		Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives		AOCI into Income	AOCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2011	2010		2011	2010
Commodity contracts	$(1)	$—	Cost of products sold	$(4)	$(5)
Foreign exchange contracts	(1)	2	Cost of products sold	(2)	—

Total	$(2)	$2		$(6)	$(5)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income	Recognized in Income
Instruments	on Derivatives	on Derivatives
		2011	2010
Commodity contracts	Cost of products sold	$(1)	$—
Foreign exchange contracts	Other expense (income), net	—	(1)

Total		$(1)	$(1)

     The following are the pretax effects of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Amount of Gain or (Loss)
	Recognized in		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in	Other Comprehensive		Reclassified from	Reclassified from
Cash Flow Hedging	Income on Derivatives		AOCI into Income	AOCI into Income
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2011	2010		2011	2010
Commodity contracts	$(1)	$(12)	Cost of products sold	$(9)	$(10)
Foreign exchange contracts	(4)	1	Cost of products sold	(2)	—

Total	$(5)	$(11)		$(11)	$(10)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as Hedging	Recognized in Income	Recognized in Income
Instruments	on Derivatives	on Derivatives
		2011	2010
Commodity contracts	Cost of products sold	$(1)	$(1)
Foreign exchange contracts	Other expense (income), net	(1)	(2)

Total		$(2)	$(3)

     As of June 30, 2011, we had no derivatives designated as net investment or fair value hedges.
     The following are the fair values of derivative instruments on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 (dollars in millions):

Derivatives	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		6/30/11	12/31/10		6/30/11	12/31/10
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$11	$16
Commodity contracts	Other assets	—	—	Other liabilities	3	5
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	5	3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1

Total		$1	$—		$19	$25

Derivatives Not	Assets			Liabilities
Designated as Hedging	Balance Sheet			Balance Sheet
Instruments	Location	Fair Value		Location	Fair Value
		6/30/11	12/31/10		6/30/11	12/31/10
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$—	$—
Commodity contracts	Other assets	1	—	Other liabilities	—	—
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—

Total		$2	$1		$1	$—

Total derivatives		$3	$1		$20	$25

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

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(millions)	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2011:
Cash equivalents	$172	$25	$—	$197
Marketable securities:
Corporate debt securities	—	167	—	167
U.S. government and agency debt securities	—	63	—	63
Asset-backed debt securities	—	18	—	18
Certificates of deposit	—	49	—	49
Municipal debt securities	—	26	—	26
Derivative assets	—	3	—	3
Derivative liabilities	—	(20)	—	(20)

As of December 31, 2010:
Cash equivalents	$357	$59	$—	$416
Marketable securities:
Corporate debt securities	—	123	—	123
U.S. government and agency debt securities	—	58	—	58
Asset-backed debt securities	—	19	—	19
Non-U.S. government debt securities	—	10	—	10
Certificates of deposit	—	41	—	41
Municipal debt securities	—	27	—	27
Derivative assets	—	1	—	1
Derivative liabilities	—	(25)	—	(25)
11. Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2011	2010	2011	2010

Pension:

Service cost of benefits earned	$7	$6	$14	$13
Interest cost on projected benefit obligation	16	16	32	32
Expected return on plan assets	(17)	(16)	(33)	(33)
Net amortization	7	4	13	8

Net pension cost	$13	$9	$26	$20

Postretirement:
Service cost of benefits earned	$1	$2	$3	$4
Interest cost on projected benefit obligation	3	5	7	9
Net amortization	(5)	(5)	(11)	(9)

Net postretirement cost	$(1)	$2	$(1)	$4

     During the second quarter of 2011, we made a contribution to the USG Corporation Retirement Plan Trust, or Trust, that was recorded on the condensed consolidated balance sheet at $30.9 million. This contribution consisted of 2,084,781 shares of our common stock, or the Contributed Shares, and was recorded on the condensed consolidated balance sheet at the June 20, 2011 closing price of $14.84 per share. The Contributed Shares are not reflected on the condensed consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $14.39 per share ($14.84 less a 3% discount), or approximately $30.0 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them, as well as other of our shares in the Trust, in its discretion as fiduciary.
     During the first quarter of 2011, we contributed $10 million in cash to our pension plan in Canada. In July 2011, we contributed $10 million in cash to the Trust.
12. Share-Based Compensation
During the first six months of 2011, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures. During the three months ended June 30, 2011, we recognized forfeitures of approximately $718,000.
STOCK OPTIONS
We granted stock options to purchase 662,032 shares of common stock during the first six months of 2011 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
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
RESTRICTED STOCK UNITS
We granted RSUs with respect to 444,901 shares of common stock during the first six months of 2011 that generally vest in four equal annual installments beginning one year from the date of grant. During the first six months of 2011, we also granted RSUs with respect to 35,000 shares of common stock that will vest in four equal annual installments beginning one year from the date of grant as a special retention award and with respect to an additional 35,000 shares of common stock that will vest upon the satisfaction of a specified performance goal. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. Substantially all RSU’s granted during the first six months of 2011 had a fair value of $18.99.
PERFORMANCE SHARES
We granted 227,539 performance shares during the first six months of 2011. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
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
13. Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2011	2010

Finished goods and work in progress	$250	$227
Raw materials	63	63

Total	$313	$290

ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Six Months
	ended June 30,
(millions)	2011	2010

Balance as of January 1	$103	$101
Accretion expense	2	2
Foreign currency translation	1	—

Balance as of June 30	$106	$103

PROPERTY, PLANT AND EQUIPMENT
As of June 30, 2011, we had $8 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet classified as “assets held for sale.” These assets are primarily owned by United States Gypsum Company. Assets held for sale as of December 31, 2010 amounted to $7 million.
14. Income Taxes
We had an income tax expense of $1 million and an effective tax rate of 1.6% in the second quarter of 2011.
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
     As of June 30, 2011, we had federal net operating loss, or NOL, carryforwards of approximately $1.7 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $1.8 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $5 million that will expire in 2015.
     As of June 30, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $282 million, of which $11 million will expire in 2011. The remainder will expire if unused in years 2012 through 2031. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
     We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $5 million as of June 30, 2011 against a portion of which we have historically maintained a valuation allowance.
     During periods prior to 2011, we established a valuation allowance against our deferred tax assets totaling $884 million. Based upon an evaluation of all available evidence and our losses for the first and second quarters of 2011, we recorded increases in the valuation allowance against our deferred tax assets of $54 million in the first quarter and $26 million in the second quarter. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $80 million increase due to the first and second quarter losses, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $16 million. As a result, the net increase in the valuation allowance was $96 million, increasing our deferred tax assets valuation allowance to $980 million as of June 30, 2011. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
     The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 4.17% for June 2011. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of June 30, 2011, our annual U.S. federal NOL utilization would have been limited to approximately $62 million per year.
     We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of June 30, 2011, the total amount of interest expense and penalties recognized on our condensed consolidated balance sheet was $4 million. The total amount of interest and penalties recognized in our condensed consolidated statements of operations was zero for the second quarter of 2011 and an expense of $1 million for the second quarter of 2010. We recognized a $6 million tax benefit in the first quarter of 2011 due to the reversal of reserves for uncertain tax positions that were resolved during the period.

     Our federal income tax returns for 2008 and prior years have been examined by the Internal Revenue Service, or IRS. The U.S. federal statute of limitations remains open for the year 2004 and later years. We are under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $5 million to $10 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
     Under current accounting rules, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the second quarter of 2011, we recorded a $3 million noncash income tax benefit on the loss from continuing operations. This benefit was offset by income tax expense on comprehensive income. However, while the income tax benefit from continuing operations is reported on the condensed consolidated statement of operations, the income tax expense on comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on comprehensive income is equal to the income tax benefit from continuing operations, our deferred tax position was not impacted by this tax allocation. A similar noncash income tax benefit of $19 million was recorded during the first quarter of 2010 relating to the fourth quarter of 2009.
15. Comprehensive Income (Loss)
The components of comprehensive income (loss) are summarized in the following table:

	Three Months		Six Months
	ended June 30,		ended June 30,
(millions)	2011	2010	2011	2010

Net loss	$(70)	$(74)	$(175)	$(184)
Derivatives, net of tax	5	7	8	(1)
Pension and postretirement benefit plans, net of tax	9	9	6	(8)
Foreign currency translation, net of tax	6	(26)	23	(13)

Total comprehensive loss	$(50)	$(84)	$(138)	$(206)

     AOCI consisted of the following:

	As of	As of
	June 30,	December 31,
(millions)	2011	2010

Unrecognized loss on pension and postretirement benefit plans, net of tax	$(100)	$(106)
Derivatives, net of tax	16	8
Foreign currency translation, net of tax	71	48

Total	$(13)	$(50)

     After-tax loss on derivatives reclassified from AOCI to earnings was $5 million during the second quarter of 2011. We estimate that we will reclassify a net $14 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

16. Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, and was sold or used by hundreds of distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for bodily injury, including medical monitoring in some cases. Most of the lawsuits against L&W Supply are part of the consolidated multi-district litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana. The focus of the multi-district litigation to date has been on plaintiffs’ property damage claims and not their alleged bodily injury claims.
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
     We made claims against Knauf Tianjin, Knauf Gips KG, and other Knauf companies, collectively referred to as Knauf, for reimbursement and indemnification of our losses in connection with our sales of Knauf Tianjin wallboard. In the first quarter of 2011, we entered into an agreement with Knauf that caps our responsibility for homeowner property damage claims relating to Knauf Tianjin wallboard. The agreement with Knauf does not address claims for bodily injury or claims relating to wallboard made at other Knauf plants in China, neither of which has been a significant factor in the litigation relating to Chinese wallboard.
     Of the property damage claims asserted to date where our records indicate we delivered wallboard to the home, we have identified approximately 262 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the claims relating to approximately 138 of those homes by funding or agreeing to fund remediations of the homes.
     Although the vast majority of Chinese drywall claims against us relate to Knauf Tianjin board, we have received some claims relating to other Chinese-made wallboard sold by L&W Supply Corporation. Most, but not all, of the other Chinese-made wallboard we sold was manufactured by Knauf at other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems. A small percentage of claims made against L&W Supply Corporation relate to Chinese-made wallboard that was not manufactured by Knauf, but which is alleged to have odor and corrosion problems.
     As of June 30, 2011, we have an accrual of $15 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $10 million. Our accrual does not take into account litigation costs, the costs of resolving claims for bodily injury, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims exceeds our estimates, or the cost of resolving bodily injury claims is more than nominal. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2011
•	residential and nonresidential repair and remodel activity accounted for approximately 55% of our net sales,

•	new residential construction accounted for approximately 21% of our net sales,

•	new nonresidential construction accounted for approximately 21% of our net sales, and

•	other activities accounted for approximately 3% of our net sales.
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
Geographic Information: For the first six months of 2011, approximately 76% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 12%.

NEW PRODUCT INTRODUCTION
In 2010, U.S. Gypsum introduced SHEETROCK® Brand UltraLight Panels, a new, lightweight 1/2-inch gypsum wallboard product that is up to 30% lighter than competing brands. Due to positive customer response, U.S. Gypsum accelerated the distribution of this product and it is now available at more than 2,000 retail and specialty dealer locations in the United States and Canada. In April 2011, U.S. Gypsum broadened its portfolio of lightweight wallboard products with the introduction of SHEETROCK® Brand UltraLight Panels FIRECODE® 30. This new, lightweight 5/8-inch gypsum wallboard product meets standards for use in non-rated and 30-minute fire-rated partitions and is up to 30% lighter than competing brands. SHEETROCK® UltraLight Panels FIRECODE®30 have received a favorable response from our customers and are now available through more than 200 specialty dealers in the eastern half of the United States.
FINANCIAL INFORMATION
Consolidated net sales in the second quarter of 2011 were $761 million, down 1% from the second quarter of 2010. An operating loss of $21 million and a net loss of $70 million, or $0.69 per share, were incurred in the second quarter of 2011. These results compared with an operating loss of $25 million and a net loss of $74 million, or $0.74 per share, in second quarter of 2010.
     As of June 30, 2011, we had $725 million of cash and cash equivalents and marketable securities compared with $769 million as of March 31, 2011 and $907 million as of December 31, 2010. Uses of cash during the first six months of 2011 primarily included $97 million for interest payments, $24 million paid for severance and other obligations associated with restructuring activities, $25 million for capital expenditures plus an additional $7 million for capital expenditures accrued in 2010 and $8.5 million for state and foreign tax payments.
MARKET CONDITIONS AND OUTLOOK
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American construction-based markets, which are our most significant markets. The market segments we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.
     Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. New residential construction in the United States continues to be at a very low level by historical standards. In June 2011, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 629,000 units, the highest level since January 2011 but still less than one-third of the level at the peak of the housing boom. Many industry analysts believe that the decline in new home construction has stabilized, that there will be a muted recovery over the next few years, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures and house price trends. Industry analysts’ forecasts for new single and multi-family construction in the United States in 2011 are for a range of from 570,000 to 630,000 units. We currently estimate that 2011 housing starts in the U.S. will be near the middle of that range.
     New nonresidential construction has also experienced significant declines over the past several years. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 14% in 2010 compared to 2009 following a 44% decrease in 2009 compared to 2008. However, industry analysts have noted that there may be signs of stabilization in this segment. Vacancy rates, although still high by historical standards, are no longer increasing, delinquency rates on construction and development loans have fallen, and a majority of large banks are no longer tightening lending standards. McGraw-Hill Construction now forecasts that total floor space for which new nonresidential construction contracts in the U.S. are signed will be virtually unchanged in 2011 from the 2010 level.

     The repair and remodel segment includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this segment currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States decreased to approximately 4.9 million units in 2010, the lowest level since 1997 and down from a high of 6.5 million units in 2006. For June 2011, the National Association of Realtors reported that sales of existing homes were at a seasonally adjusted annual rate of 4.77 million. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to a decrease in demand for our products from the residential repair and remodel segment. Recent housing price trends, as indicated by indices such as the S&P Case-Shiller Home Price Index, suggest that meaningful increases in home resale values in most markets are unlikely in the near term. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2011 will be approximately 1% above the 2010 level.
     The outlook for our international businesses is more positive. We have seen most of the markets in which we do business stabilize after the effects of the global financial crisis, and emerging markets are showing positive growth. However, there is uncertainty regarding the strength of our European markets due to continuing concerns about the European debt crisis.
     The housing and construction-based market segments we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at a historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. During the first six months of 2011, our North American Gypsum segment continued to be adversely affected by the low level of residential and other construction activity. Our Building Products Distribution segment, which serves the residential and commercial market segments, and our Worldwide Ceilings segment, which primarily serves the commercial markets, continued to be adversely affected by the significant reduction in new commercial construction activity.
     Industry shipments of gypsum wallboard in the United States (including imports) were an estimated 8.52 billion square feet in first six months of 2011, down approximately 6% compared with 9.09 billion square feet in the first six months of 2010. We estimate that industry shipments in the United States for all of 2011 will be approximately 17.3 billion square feet, unchanged from 17.3 billion square feet in 2010.
     U.S. Gypsum shipped 1.98 billion square feet of SHEETROCK® brand gypsum wallboard in the first six months of 2011, an 11% decrease from 2.22 billion square feet in the first six months of 2010. The percentage decline of U.S. Gypsum’s wallboard shipments in the first six months of 2011 compared with the first six months of 2010 exceeded the decline for the industry primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum wallboard market in the United States was approximately 24% in the second quarter and first six months of 2011, down from approximately 25% in the second quarter and first six months of 2010. Its share of the gypsum wallboard market in the United States was approximately 24% in the first quarter of 2011.

     Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 34.4 billion square feet as of January 1, 2011. We estimate that the industry capacity utilization rate was approximately 51% during the first six months of 2011 compared to 52% during the first six months of 2010. We project that the industry capacity utilization rate will remain at approximately that level for the balance of 2011. Despite our realization of some price improvement since the first quarter, we expect there to be continued pressure on gypsum wallboard selling prices and gross margins at such a low level of capacity utilization.
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
     Since January 1, 2007, we have eliminated approximately 4,575 salaried and hourly positions, including approximately 75 positions during the first six months of 2011 primarily reflecting L&W Supply’s 2011 cost reduction initiative. As part of L&W Supply’s efforts to reduce its cost structure, it has closed a total of 103 distribution branches since January 1, 2007. It continued to serve its customers from 163 branches in the United States as of June 30, 2011.
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
     Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. During the first six months of 2011, we recorded a $1 million long-lived asset impairment related to an asset that was written down to its net realizable value. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets during the first six months of 2011.
     However, if the downturn in our markets does not significantly reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close additional production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.

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
KEY OBJECTIVES AND STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following key objectives and strategic priorities:
Objectives:
•	extend our customer satisfaction leadership;

•	improve operating efficiencies and reduce costs;

•	maintain financial flexibility;
Strategic Priorities:
•	strengthen our core businesses;

•	diversify our earnings by expanding internationally and expanding our current product lines; and

•	differentiate USG from our competitors through innovation.

Consolidated Results of Operations

			% Increase
(dollars in millions, except per-share data)	2011	2010	(Decrease)

Three Months ended June 30:
Net sales	$761	$769	(1)%
Cost of products sold	708	714	(1)%
Gross profit	53	55	(4)%
Selling and administrative expenses	72	73	(1)%
Restructuring and long-lived asset impairment charges	2	7	(71)%
Operating loss	(21)	(25)	(16)%
Interest expense	52	44	18%
Interest income	(2)	(1)	100%
Other income, net	(2)	(1)	100%
Income tax expense	1	7	(86)%
Net loss	(70)	(74)	(5)%
Diluted loss per share	(0.69)	(0.74)	(7)%

Six Months ended June 30:
Net sales	$1,482	$1,485	—
Cost of products sold	1,393	1,416	(2)%
Gross profit	89	69	29%
Selling and administrative expenses	157	157	—
Restructuring and long-lived asset impairment charges	11	19	(42)%
Operating loss	(79)	(107)	(26)%
Interest expense	104	89	17%
Interest income	(4)	(2)	100%
Other income, net	(2)	—	—
Income tax benefit	(2)	(10)	(80)%
Net loss	(175)	(184)	(5)%
Diluted loss per share	(1.70)	(1.85)	(8)%

NET SALES
Consolidated net sales in the second quarter of 2011 decreased $8 million, or 1%, compared with the second quarter of 2010. Net sales increased 1% for our Worldwide Ceilings segment, but decreased 2% for our North American Gypsum segment and 4% for our Building Products Distribution segment. The higher level of net sales in the second quarter of 2011 for Worldwide Ceilings was primarily due to higher ceiling grid selling prices in the United States (up 7%) compared with the second quarter of 2010. The lower level of net sales for North American Gypsum was largely attributable to an 8% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume and a 2% decrease in average gypsum wallboard selling prices. Net sales for Building Products Distribution were down primarily due to a 24% decrease in gypsum wallboard volume, partially offset by an 8% increase in average gypsum wallboard selling prices.
     Consolidated net sales in the first six months of 2011 decreased $3 million compared with the first six months of 2010. Net sales increased 4% for our Worldwide Ceilings segment, but decreased 2% for our North American Gypsum segment and 3% for our Building Products Distribution segment. The higher level of net sales in the first six months of 2011 for Worldwide Ceilings was primarily due to higher ceiling grid volume (up 2%) and selling prices (up 8%) in the United States compared with the first six months of 2010. The lower level of net sales for North American Gypsum was largely attributable to an 11% decline in U.S. Gypsum’s SHEETROCK® brand gypsum wallboard volume. Net sales for Building Products Distribution were down primarily due to a 22% decrease in gypsum wallboard volume, partially offset by a 9% increase in average gypsum wallboard selling prices.

COST OF PRODUCTS SOLD
Cost of products sold for the second quarter of 2011 decreased $6 million, or 1%, compared with the second quarter of 2010 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in the second quarter of 2011 compared with the second quarter of 2010, primarily due to per unit cost decreases of 7% for energy and 7% for fixed costs, partially offset by a 2% increase in per unit costs for raw materials. For USG Interiors, manufacturing costs per unit increased for ceiling grid in the second quarter of 2011 compared with the second quarter of 2010 due to higher steel costs and for ceiling tile due to higher per unit costs for raw materials, offset in part by lower per unit energy costs.
     Cost of products sold for the first six months of 2011 decreased $23 million, or 2%, compared with the first six months of 2010 primarily reflecting lower product volumes. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in the first six months of 2011 compared with the first six months of 2010, primarily due to per unit cost decreases of 6% for energy and 6% for fixed costs. For USG Interiors, manufacturing costs per unit increased for ceiling grid in the first six months of 2011 compared with the first six months of 2010 due to higher steel costs and for ceiling tile due to higher per unit costs for raw materials, offset in part by lower per unit energy costs.
GROSS PROFIT
Gross profit for the second quarter of 2011 decreased $2 million, or 4%, compared with the second quarter of 2010. Gross profit as a percentage of net sales was 7.0% for the second quarter of 2011, down slightly from 7.2% for the second quarter of 2010.
     Gross profit for the first six months of 2011 increased $20 million, or 29%, compared with the first six months of 2010. Gross profit as a percentage of net sales was 6.0% for the first six months of 2011 compared with 4.6% for the first six months of 2010. The higher percentage for the first six months of 2011 was primarily due to improved gross margins for L&W Supply and USG Interiors.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $72 million and $157 million in the second quarter and first six months of 2011, respectively, compared with $73 million and $157 million in the second quarter and first six months of 2010, respectively. As a percentage of net sales, selling and administrative expenses were 9.5% for the second quarters of 2011 and 2010 and 10.6% for the first six months of 2011 and 2010.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
As a result of continuing adverse market conditions, we recorded restructuring and long-lived asset impairment charges totaling $2 million during the second quarter of 2011 and $11 million during the first six months of 2011.
     Restructuring and long-lived asset impairment charges for the second quarter of 2011 included $1 million for lease obligations and $1 million for exit costs related to production facilities closed in 2010 and 2009. These charges related to North American Gypsum.
     Restructuring and long-lived asset impairment charges for the first six months of 2011 included $4 million for severance related to our salaried workforce reduction program announced during the fourth quarter of 2010 and a 2011 cost reduction initiative for L&W Supply Corporation, $2 million for lease obligations, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value and $4 million for exit costs related to production facilities closed in 2010 and 2009. On a segment basis, $9 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate.

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
     For the first six months of 2010, restructuring and long-lived asset impairment charges were $19 million. This amount primarily included charges related to the closure of five distribution centers and a gypsum wallboard production facility in Southard, Okla., the temporary idling of a gypsum wallboard production facility in Stony Point, N.Y., and the curtailment of operations at the mining facility in Canada. The charges included $9 million for severance, $6 million for asset impairments and lease obligations and $4 million for other exit costs.
     Total cash payments charged against the restructuring reserve in the first six months of 2011 amounted to $24 million. We expect future payments to be approximately $11 million during the remainder of 2011, $9 million in 2012 and $15 million after 2012. All restructuring-related payments made in the first six months of 2011 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. See Note 3 to the condensed consolidated financial statements for additional information related to our restructuring reserve.
INTEREST EXPENSE
Interest expense was $52 million in the second quarter of 2011 compared with $44 million in the second quarter of 2010. For the first six months of 2011, interest expense was $104 million compared with $89 million for the first six months of 2010. Interest expense was higher in the 2011 periods primarily due to higher average levels of debt outstanding.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense was $1 million in the second quarter of 2011 compared to $7 million in the second quarter of 2010. We had effective tax rates of 1.6% and 9.9% for the second quarter of 2011 and 2010, respectively. Income tax benefit was $2 million for the first six months of 2011 and $10 million for the first six months of 2010. Our effective tax rates were 1.1% and 5.4% for the first six months of 2011 and 2010, respectively. Since recording a full valuation allowance against the federal and most state deferred tax assets, the effective tax rate in 2011 is lower as we do not benefit losses in those jurisdictions and have a provision in foreign jurisdictions. In addition, during the second quarter of 2011, we recorded a noncash income tax benefit of $3 million resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income. A similar noncash income tax benefit of $19 million was recorded during the first quarter of 2010 relating to the fourth quarter of 2009.
NET LOSS
A net loss of $70 million, or $0.69 per diluted share, was recorded in the second quarter of 2011 compared with a net loss of $74 million, or $0.74 per diluted share, in the second quarter of 2010. A net loss of $175 million, or $1.70 per diluted share, was recorded for the first six months of 2011 compared with a net loss of $184 million, or $1.85 per diluted share, for the first six months of 2010.

Segment Results of Operations
NORTH AMERICAN GYPSUM

Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three Months ended June 30,			Six Months ended June 30,
			% Increase			% Increase
(millions)	2011(a)	2010(b)	(Decrease)	2011(a)	2010(b)	(Decrease)

Net Sales:
U. S. Gypsum	$322	$336	(4)%	$640	$668	(4)%
CGC (gypsum)	76	75	1%	152	151	1%
USG Mexico	40	37	8%	81	73	11%
Other (c)	7	9	(22)%	14	15	(7)%
Eliminations	(25)	(29)	(14)%	(51)	(55)	(7)%

Total	$420	$428	(2)%	$836	$852	(2)%

Operating Profit (Loss):
U. S. Gypsum	$(21)	$(16)	31%	$(50)	$(53)	(6)%
CGC (gypsum)	2	6	(67)%	5	13	(62)%
USG Mexico	5	4	25%	10	7	43%
Other (c)	(2)	(5)	(60)%	(10)	(13)	(23)%

Total	$(16)	$(11)	45%	$(45)	$(46)	(2)%

(a)	Operating losses for 2011 included restructuring and long-lived asset impairment charges of $2 million and $9 million for the second quarter and first six months, respectively. These charges related to U.S. Gypsum.

(b)	Operating losses for 2010 included restructuring and long-lived asset impairment charges of $6 million and $10 million for the second quarter and first six months, respectively. These charges included $5 million and $9 million related to U.S. Gypsum for the second quarter and first six months, respectively, and $1 million in each period relating to a mining operation in Nova Scotia, Canada.

(c)	Includes a shipping company in Bermuda and a mining operation in Nova Scotia, Canada.
U.S. Gypsum: Net sales in the second quarter of 2011 were $322 million, down $14 million, or 4%, compared with the second quarter of 2010. Net sales of SHEETROCK® brand gypsum wallboard declined $12 million, or 10%, reflecting an 8% decrease in gypsum wallboard shipments which adversely affected sales by $10 million and a 2% decrease in average gypsum wallboard selling prices which lowered sales by $2 million. Net sales for FIBEROCK® brand gypsum fiber panels declined $3 million primarily due to a 36% decrease in volume as a result of the decision by that product’s principal customer to reduce the number of tile backer products it carries. Net sales of SHEETROCK® brand joint compound declined $2 million due to a 6% decrease in volume, partially offset by a 3% increase in selling prices. Net sales of DUROCK® brand cement board increased $1 million due to a 7% increase in volume, partially offset by a 1% decrease in selling prices. Net sales of other products increased an aggregate of $2 million compared with the second quarter of 2010.
     An operating loss of $21 million was recorded in the second quarter of 2011 compared with an operating loss of $16 million in the second quarter of 2010. The $5 million unfavorable change in operating loss reflected gross profit declines of (1) $2 million for SHEETROCK® brand gypsum wallboard, of which $1 million was due to the lower shipments and $1 million was due to a lower gross margin, (2) $2 million for SHEETROCK® brand joint compound primarily due to the lower volume and 6% higher per unit costs, (3) $1 million for FIBEROCK® brand gypsum fiber panels primarily due to the lower volume and (4) a $4 million aggregate decrease in gross profit for other product lines. These declines were partially was offset by a $3 million decrease in restructuring and long-lived asset impairment charges and a $1 million decrease in selling and administrative expenses compared to the second quarter of 2010. Gross profit for DUROCK® brand cement board was unchanged compared to the second quarter of 2010 as the increase in volume was offset by a lower gross margin due to the lower selling prices and 3% higher per unit costs.

     Demand for gypsum wallboard declined in the second quarter of 2011 compared to the second quarter of 2010. U.S. Gypsum shipped 986 million square feet of SHEETROCK® brand gypsum wallboard in the second quarter of 2011, an 8% decrease from 1.07 billion square feet in the second quarter of 2010 which benefited from the impact of the housing tax credit during the first half of that quarter. We estimate that capacity utilization rates were approximately 51% for the industry and 42% for U.S. Gypsum during the second quarter of 2011.
     In the second quarter of 2011, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $111.55 per thousand square feet, down 2% from $114.17 in the second quarter of 2010, but up 2% from $109.15 in the first quarter of 2011 due to the price increase implemented by U.S. Gypsum effective in March 2011.
     Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 2% in the second quarter of 2011 compared with the second quarter of 2010, primarily due to per unit cost decreases of 7% for energy and 7% for fixed costs, partially offset by a 2% increase in per unit costs for raw materials. Compared to the first quarter of 2011, SHEETROCK® brand gypsum wallboard manufacturing costs per unit decreased 1%, primarily due to lower energy costs.
     CGC (gypsum): Net sales in the second quarter of 2011 were $76 million, an increase of $1 million compared to the second quarter of 2010. The increase in net sales reflects a $4 million favorable currency translation impact, partially offset by a $3 million decrease in sales of SHEETROCK® brand gypsum wallboard due to 3% lower volume and 4% lower selling prices. Sales of products other than gypsum wallboard were unchanged. Operating profit was $2 million in the second quarter of 2011 compared with $6 million in the second quarter of 2010. This decline was attributable to a $4 million decrease in gypsum wallboard gross profit due to the lower volume and selling prices and 5% higher per unit manufacturing costs primarily due to higher raw materials costs.
USG Mexico: Net sales for our Mexico-based subsidiary were $40 million in the second quarter of 2011 compared with $37 million in the second quarter of 2010. Net sales increased $3 million for ceiling products, glass mat sheathing and miscellaneous product lines, but were unchanged for SHEETROCK® brand gypsum wallboard, drywall steel, cement board, and joint treatment. Operating profit was $5 million in the second quarter of 2011 compared with $4 million in the second quarter of 2010 reflecting gross profit increases of $1 million each for drywall steel and joint treatment, partially offset by a $1 million decrease in gross profit related to other nonwallboard products and miscellaneous costs. Gross profit was unchanged for SHEETROCK® brand gypsum wallboard.
BUILDING PRODUCTS DISTRIBUTION
Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three Months ended June 30,			Six Months ended June 30,
(millions)	2011	2010(a)	% Decrease	2011(b)	2010(a)	% Decrease

Net sales	$270	$282	(4)%	$513	$530	(3)%
Operating loss	(14)	(22)	(36)%	(36)	(61)	(41)%

(a)	Operating losses for 2010 included restructuring and long-lived asset impairment charges of $1 million and $9 million for the second quarter and first six months, respectively.

(b)	The operating loss for first six months of 2011 included restructuring and long-lived asset impairment charges of $1 million.
L&W Supply’s net sales in the second quarter of 2011 were $270 million, down $12 million, or 4%, compared with the second quarter of 2010. Net sales of gypsum wallboard declined $16 million, or 18%, reflecting a 24% decrease in gypsum wallboard shipments, which adversely affected sales by $21 million, partially offset by an 8% increase in average gypsum wallboard selling prices, which favorably affected sales by $5 million. Net sales increased $7 million, or 8%, for construction metal products and $5 million, or 7%, for ceilings products as higher selling prices more than offset lower volumes for these products. Net sales of all other products decreased $8 million, or 10%. As a result of lower gypsum wallboard volume, same-location net sales for the second quarter of 2011 were down 4% compared with the second quarter of 2010.
     An operating loss of $14 million was incurred in the second quarter of 2011 compared with an operating loss of $22 million in the second quarter of 2010. The $8 million reduction in operating loss was attributable to a $12 million decrease in operating expenses primarily attributable to L&W Supply’s cost reduction programs, partially offset by lower gross profit for gypsum wallboard (down $1 million) and other product lines (down $4 million). The decline in gross profit for gypsum wallboard reflected a $4 million decrease due to the lower shipments, partially offset by a 31% increase in gypsum wallboard gross margin. That gross margin increase and the impact of rebates favorably affected operating profit by $3 million. There were no restructuring charges in the second quarter of 2011 compared with $1 million in the second quarter of 2010.
     L&W Supply continued to serve its customers from 163 branches in the United States as of June 30, 2011. L&W Supply operated 163 branches as of December 31, 2010 and 160 branches as of June 30, 2010.
WORLDWIDE CEILINGS

Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three Months ended June 30,			Six Months ended June 30,
			% Increase			% Increase
(millions)	2011	2010	(Decrease)	2011	2010	(Decrease)

Net Sales:
USG Interiors	$112	$111	1%	$222	$214	4%
USG International	55	57	(4)%	116	114	2%
CGC (ceilings)	18	16	13%	37	33	12%
Eliminations	(12)	(12)	—	(25)	(24)	4%

Total	$173	$172	1%	$350	$337	4%

Operating Profit:
USG Interiors	$15	$18	(17)%	$33	$30	10%
USG International	3	2	50%	7	5	40%
CGC (ceilings)	4	3	33%	8	6	33%

Total	$22	$23	(4)%	$48	$41	17%

USG Interiors: Net sales for our domestic ceilings business increased to $112 million in the second quarter of 2011 from $111 million in the second quarter of 2010. The increase was primarily due to higher selling prices for ceiling grid. Operating profit of $15 million was down $3 million, or 17%, compared with the second quarter of 2010 primarily due to a lower gross margin for ceiling tile.
     Net sales in the second quarter of 2011 increased $1 million for ceiling grid and were unchanged for ceiling tile compared with the second quarter of 2010. A 7% increase in ceiling grid selling prices favorably affected sales by $2 million, while a 4% decrease in grid volume adversely affected sales by $1 million. A 3% increase in ceiling tile selling prices, which favorably affected sales by $2 million, was offset by a 3% decrease in tile volume.
     The decrease in operating profit was attributable to a $2 million decline in gross profit for ceiling tile and a $1 million increase in selling and administrative expenses. Gross profit for ceiling tile was adversely affected by a $1 million decrease in gross margin reflecting higher per unit manufacturing costs, which more than offset higher selling prices, and a $1 million decrease due to lower volume. Gross profit for ceiling grid was unchanged as a $1 million decrease due to lower volume was offset by a $1 million increase in gross margin due to higher selling prices.

USG International: Net sales of $55 million in the second quarter of 2011 were down $2 million, or 4%, compared with the second quarter of 2010 primarily due to decreased demand for grid in Europe and lower sales of FIBEROCK® brand gypsum fiber panels in the Pacific region due to the delay of a construction project. These decreases were partially offset by increased demand for joint treatment in Europe. Operating profit was $3 million in the second quarter of 2011 compared with $2 million in the second quarter of 2010 primarily due to increased gross profit for gypsum products in Latin America and lower restructuring expenses in the second quarter 2011.
CGC (ceilings): Net sales in the second quarter of 2011 of $18 million were up $2 million, or 13%, compared with the second quarter of 2010. Operating profit increased to $4 million from $3 million. These results were primarily attributable to higher selling prices for ceiling tile and grid and, in the case of net sales, the favorable effects of currency translation.
CORPORATE
The operating loss for Corporate was $15 million in the second quarter of 2011 compared with $14 million for the second quarter of 2010. The operating loss for Corporate increased $7 million to $44 million in the first six months of 2011 compared to the first six months of 2010. The increase was primarily attributable to expenses associated with upgrades to our technology infrastructure and an enterprise-wide initiative to improve back office efficiency.
Liquidity and Capital Resources
LIQUIDITY
As of June 30, 2011, we had $725 million of cash and cash equivalents and marketable securities compared with $769 million as of March 31, 2011 and $907 million as of December 31, 2010. Uses of cash during the first six months of 2011 primarily included $97 million for interest payments, $24 million paid for severance and other obligations associated with restructuring activities, $25 million for capital expenditures plus an additional $7 million for capital expenditures accrued in 2010 and $8.5 million for state and foreign tax payments. Our total liquidity as of June 30, 2011 was $923 million, including $198 million of borrowing availability under our revolving credit facilities.
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
     Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2011, our fixed charge coverage ratio was (0.19)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $44 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $167 million. We also have Can. $30 million available for borrowing under CGC’s credit facility. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of June 30, 2011 was $31 million.

     We expect our total capital expenditures for 2011 will be approximately $50 million. In the first six months of 2011, they totaled $25 million. Interest payments are expected to increase to approximately $195 million in 2011 compared with $171 million in 2010 due to a higher average level of debt outstanding. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.
     We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. Because of our significant interest expense, cash flows are expected to be negative and reduce our liquidity in 2011, but to a lesser extent during the third and fourth quarters than during the first six months of 2011. In addition to interest, cash requirements include, among other things, capital expenditures, working capital needs, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
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
CASH FLOWS
The following table presents a summary of our cash flows:

	Six Months
	ended June 30,
(millions)	2011	2010

Net cash provided by (used for):
Operating activities	$(154)	$(121)
Investing activities	(71)	(153)
Financing activities	(6)	(4)
Effect of exchange rate changes on cash	4	(2)

Net decrease in cash and cash equivalents	$(227)	$(280)

Operating Activities: The variation between the first six months of 2011 and the first six months of 2010 primarily reflected a $40 million increase in cash outflow for working capital in the 2011 period compared to the 2010 period.
Investing Activities: The variation between the first six months of 2011 and the first six months of 2010 primarily reflected net purchases of marketable securities of $45 million in the 2011 period compared with net purchases of $145 million in the first six months of 2010. This decrease was partially offset by a $14 million increase in capital expenditures compared to the 2010 period.
Financing Activities: The variation between the first six months of 2011 and the first six months of 2010 reflected a $2 million increase in the amount recorded as repurchases of common stock. Shares are withheld from employees in connection with the vesting of restricted stock units in an amount equal to their withholding tax obligations, which we satisfy in cash.

CAPITAL EXPENDITURES
Capital spending amounted to $25 million in the first six months of 2011 compared with $11 million in the first six months of 2010. Because of the high level of investment that we made in our operations in 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2011 to approximately $50 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $240 million as of June 30, 2011 compared with $237 million as of December 31, 2010. Approved expenditures as of June 30, 2011 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until after 2012, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready for commencement. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
WORKING CAPITAL
As of June 30, 2011, working capital (current assets less current liabilities) amounted to $795 million, and the ratio of current assets to current liabilities was 2.52-to-1. As of December 31, 2010, working capital amounted to $908 million, and the ratio of current assets to current liabilities was 2.72-to-1.
Cash and Cash Equivalents and Marketable Securities: As of June 30, 2011, we had $725 million of cash and cash equivalents and marketable securities compared with $769 million as of March 31, 2011 and $907 million as of December 31, 2010. Uses of cash during the first six months of 2011 primarily included $97 million for interest payments, $24 million paid for severance and other obligations associated with restructuring activities, $25 million for capital expenditures plus an additional $7 million for capital expenditures accrued in 2010 and $8.5 million for state and foreign tax payments.
Receivables: As of June 30, 2011, receivables were $380 million, up $53 million, or 16%, from $327 million as of December 31, 2010. This increase primarily reflected a 20% increase in consolidated net sales in June 2011 compared with December 2010.
Inventories: As of June 30, 2011, inventories were $313 million, up $23 million, or 8%, from $290 million as of December 31, 2010 reflecting an increase in finished goods and work-in-progress due to the seasonal increase in business in the second quarter compared to the fourth quarter.
Accounts Payable: As of June 30, 2011, accounts payable were $234 million, up $16 million, or 7%, from $218 million as of December 31, 2010 primarily due to a 23% increase in cost of goods sold in June 2011 compared with December 2010.
Accrued Expenses: As of June 30, 2011, accrued expenses were $278 million, down $16 million, or 5%, from $294 million as of December 31, 2010. The lower level of accrued expenses primarily reflected a $14 million decrease in accruals for obligations associated with restructuring activities.
MARKETABLE SECURITIES
Marketable securities that we invest in are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. The realized and unrealized gains and losses for the six months ended June 30, 2011 were immaterial. See Note 6 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.

DEBT
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.329 billion ($2.306 billion, net of debt discount of $23 million) as of June 30, 2011 and $2.331 billion ($2.308 billion, net of debt discount of $23 million) as of December 31, 2010. As of June 30, 2011 and during the quarter then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 8 to the condensed consolidated financial statements for additional information about our debt.
Realization of Deferred Tax Asset
     As of June 30, 2011, we had federal net operating loss, or NOL, carryforwards of approximately $1.7 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $52 million that are available to reduce future regular federal income taxes over an indefinite period.
     As of June 30, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $282 and will expire in the years 2011-2031. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $5 million as of June 30, 2011 against a portion of which we have historically maintained a valuation allowance.
     For the six months ended June 30, 2011, we established an additional valuation allowance of $96 million against our deferred tax assets primarily due to the first and second quarter losses. As a result we increased our deferred tax assets valuation allowance to $980 million as of June 30, 2011. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
     See Note 14 to the condensed consolidated financial statements for additional information regarding income tax matters.
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

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on February 11, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2011.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate consecutive statements reporting net income and other comprehensive income. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will require us to change the presentation of comprehensive income and its components which we currently report within the statement of changes in stockholders’ equity in our Annual Report on Form 10-K and in a note to the financial statements in our quarterly reports on Form 10-Q.
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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a portion of our anticipated purchases of natural gas are hedged for 2011 and 2012. The notional amount of these hedge contracts was $55 million as of June 30, 2011. We review our positions regularly and make adjustments as market and business conditions warrant. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of June 30, 2011 was $2 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have a foreign exchange forward contract in place to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. The notional amount of this contract was $8 million as of June 30, 2011, and it matures August 26, 2011. As of June 30, 2011, the fair value of this contract was an unrealized loss of $1 million.
     We also have foreign exchange forward contracts to hedge purchases of products and services denominated in non-functional currencies. The notional amount of these contracts was $59 million as of June 30, 2011, and they mature by March 28, 2012. The fair value of these contracts was a $5 million unrealized loss as of June 30, 2011. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of June 30, 2011 was $6 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of June 30, 2011, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainers for service as directors that were payable on June 30, 2011 into a total of approximately 2,979 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 5. OTHER INFORMATION
FREQUENCY OF VOTE ON COMPENSATION OF NAMED EXECUTIVE OFFICERS
At our annual meeting of stockholders held in May of this year, the recommendation of our Board of Directors to hold an advisory vote regarding the compensation of our named executive officers every three years received the support of an almost two-thirds majority of the votes cast by our stockholders. Taking into consideration that support, the Board of Directors has determined that future stockholder advisory votes regarding the compensation of our named executive officers will be held every three years until the next stockholder advisory vote regarding the frequency of that advisory vote on compensation. The next stockholder advisory vote regarding that frequency is not required to be held until our 2017 annual meeting of stockholders. Accordingly, the next stockholder advisory vote regarding the compensation of our named executive officers is expected to be held at our 2014 annual meeting of stockholders.
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
     During the quarter ended June 30, 2011, we received 15 citations alleging health and safety violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Safety Act. We have received proposed assessments from MHSA with respect to 11 of those citations. The total dollar value of proposed assessments from MSHA with respect to those citations was $6,604. We have resolved two of the proposed assessments through payments of penalties aggregating $200. The other thirteen proposed assessments aggregating $6,404 are being contested or otherwise remain outstanding. No assessment has yet been made with respect to 1 of the citations. Set forth below is information with respect to the gypsum mines with respect to which citations were received during the quarter ended June 30, 2011:

		Proposed	Outstanding
	Number of Citations	Assessments	Assessments as
Location of Mine/Quarry	4/1/11 - 6/30/11	4/1/11 to Date	of 6/30/11
Alabaster, Mich.	—	$—	$—
Fort Dodge, Iowa	—	—	—
Plaster City, Calif.	—	—	—
Shoals, Ind.	—	—	—
Sigurd, Utah	—	—	—
Southard, Okla.	7	1,479	1,479
Sperry, Iowa	6	4,925	4,925
Spruce Pine, N.C.	2	200	—
Sweetwater, Texas	—	—	—

Totals	15	$6,604	$6,404

     We did not receive any citations for unwarrantable failure to comply with health and safety standards under the Safety Act, any orders under the Safety Act regarding withdrawal from a mine as a result of failure to abate in a timely manner a health and safety violation for which a citation was issued or any imminent danger orders under the

Safety Act during the quarter ended June 30, 2011. Also, there were no flagrant violations and no mining-related fatalities during the second quarter of 2011.
ITEM 6. EXHIBITS
4.1	Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation*

4.2	Registration Rights Agreement, dated as of June 21, 2011, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2011)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010, (2) the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (3) the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and (4) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith

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
Vice President and Controller

August 3, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit

4.1	Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation*

4.2	Registration Rights Agreement, dated as of June 21, 2011, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2011)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010, (2) the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (3) the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and (4) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith