Form 10-K
period 2011-12-31
USG CORP
filed 2012-02-14
CIK 757011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,503,895,340.

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 105,335,591.

Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2012 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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

Housing starts are an indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by two to three months. Housing starts increased for the second consecutive year in 2011, but remain near the lowest levels recorded in the last 50 years. Based on preliminary data issued by the U.S. Census Bureau, the rate of new home construction in the United States increased 3.4% in 2011 compared with 2010. This followed a 6% increase in 2010 compared with 2009. Most industry analysts believe that the level of new home construction has stabilized, that there will be a muted recovery over the next few years, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new home construction in the United States in 2012 are for a range of from 590,000 to 900,000 units compared to approximately 606,900 units in 2011. We currently estimate that 2012 housing starts in the U.S. will be near the low end of that range.

Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 4% in 2011 compared with 2010. This followed a 13% decrease in 2010 compared with 2009 and a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 2% in 2012 from the 2011 level.

The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in 2011, a 1.7% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales increased for the third consecutive month in December to 4.61 million units. These levels compare with a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to a decrease in demand for our products from the residential repair and remodel market in 2011. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2011 increased approximately 1% over the 2010 level and that overall repair and remodel spending in 2012 will be approximately 1% above the 2011 level.

The outlook for our international businesses is mixed. We continue to see most of the markets in which we do business stabilize after the effects of the global financial crisis, and emerging markets are showing growth. However, there is uncertainty regarding the strength of our Western European markets due to continuing concerns about the European fiscal and economic environment.

Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In the fourth quarter of 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which was idled in the first quarter of the year. Since January 1, 2007, we have eliminated approximately 4,705 salaried and hourly positions, including approximately 205 positions eliminated during 2011. The positions eliminated in 2011 primarily reflected a company-wide voluntary workforce reduction implemented in the fourth quarter of the year, the closure by our wholly owned subsidiary L&W Supply Corporation and its subsidiaries, or L&W Supply, of nine distribution branches and a Nevada custom door and frames business and L&W Supply’s other 2011 cost reduction initiatives. As part of L&W Supply’s efforts to reduce its cost structure, it has closed a total of 112 distribution branches since January 1, 2007. It continued to serve its customers from 155 branches in the United States as of December 31, 2011. We will continue to adjust our operations to reflect the economic conditions in our markets.

The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SEGMENTS

Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings, the net sales of which accounted for approximately 49%, 31% and 20%, respectively, of our 2011 consolidated net sales.

North American Gypsum

BUSINESS

North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 25% of total industry shipments of gypsum board (which includes gypsum wallboard, other gypsum-related paneling products and imports) in the United States in 2011. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with a more than 55% market share in 2011.

PRODUCTS

North American Gypsum’s products are used in a variety of building applications to finish the interior walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. These products provide aesthetic as well as sound-dampening, fire-retarding, abuse-resistance and moisture-control value. The majority of these products are sold under the SHEETROCK® brand name. A line of joint compounds used for finishing wallboard joints is also sold under the SHEETROCK® brand name. The DUROCK® line of cement board and accessories provides water-damage-resistant and fire-resistant assemblies for both interior and exterior construction. The FIBEROCK® line of gypsum fiber panels includes abuse-resistant wall panels and floor underlayment as well as sheathing panels usable as a substrate for most exterior systems. The SECUROCK® line of products includes glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board. The LEVELROCK® line of poured gypsum underlayments provides surface leveling and enhanced sound performance for residential and commercial installations. We also produce a variety of construction plaster products used to provide a custom finish for residential and commercial interiors. These products provide aesthetic, sound-dampening, fire-retarding and abuse-resistance value. Construction plaster products are sold under the brand names RED TOP®, IMPERIAL®, DIAMOND® and SUPREMO®. We also produce gypsum-based products for agricultural and industrial customers to use in a number of applications, including soil conditioning, road repair, fireproofing and ceramics.

We are the industry leader in lightweight gypsum panel technology and are the only manufacturer to offer both  1/2-inch and  5/8-inch lightweight gypsum panels. In 2010, U.S. Gypsum introduced SHEETROCK® Brand UltraLight Panels, its lightweight  1/2-inch gypsum wallboard product that is up to 30% lighter than competing  1/2-inch wallboard products. U.S. Gypsum expanded the manufacture of  1/2-inch SHEETROCK® Brand UltraLight Panels to all 14 of its wallboard manufacturing plants in operation in the United States and CGC also began manufacturing that product at one plant in Canada during 2011.

In the second quarter of 2011, U.S. Gypsum broadened its portfolio of lightweight wallboard products with the introduction of SHEETROCK® Brand UltraLight Panels FIRECODE® 30. This lightweight  5/8-inch gypsum wallboard product meets standards for use in non-rated and 30-minute fire-rated partitions and is also up to 30% lighter than competing brands. It is now available at specialty dealer locations throughout the United States.

In the third quarter of 2011, U.S. Gypsum further expanded its portfolio of lightweight wallboard products with the introduction of SHEETROCK® Brand UltraLight Panels FIRECODE® X. This new  5/8-inch panel is the industry’s first lightweight type X gypsum panel and is designed to be used for all fire-rated assemblies in commercial and residential construction where type X wallboard (a gypsum panel that has a special core that gives it additional fire resistance compared to regular wallboard) is required. It weighs up to 15% less than standard type X wallboard and is now available in the northeastern United States.

During the fourth quarter of 2011, SHEETROCK® Brand UltraLight Panels accounted for 38% of all of our wallboard shipments in the United States.

MANUFACTURING

North American Gypsum manufactures products at 39 plants located throughout the United States, Canada and Mexico.

Gypsum rock is mined or quarried at 13 company-owned locations in North America. Our mines and quarries provided approximately 57% of the gypsum used by our plants in North America in 2011. As of December 31, 2011, our geologists estimated that our recoverable rock reserves are sufficient for more than 43 years of operation based on our average annual production of crude gypsum during the past five years of 5.2 million tons. Proven reserves contain approximately 227 million tons. Additional reserves of approximately 157 million tons are found on four undeveloped properties.

Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2011, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 38% and 5%, respectively, of the gypsum used in our plants.

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

We produce wallboard paper at four company-owned production facilities located in the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. We did not purchase any wallboard paper from outside suppliers during 2011.

MARKETING AND DISTRIBUTION

Our gypsum products are distributed through L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.

Based on our estimates using publicly available data, internal surveys and industry shipment data for gypsum board, as reported by the Gypsum Association, we estimate that during 2011

•	residential and nonresidential repair and remodel activity generated about 58% of volume demand for gypsum board,

•	new residential construction generated about 27% of volume demand,

•	new nonresidential construction generated about 8% of volume demand, and

•	other activities, such as exports and temporary construction, generated the remaining 7% of volume demand.

COMPETITION

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 17.5 billion square feet in 2011, up slightly from 17.3 billion square feet in 2010. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 25% in 2011, unchanged from 2010.

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

Building Products Distribution

BUSINESS

Building Products Distribution consists of L&W Supply, the leading distributor of gypsum wallboard and other building materials in the United States. In 2011, L&W Supply distributed approximately 8% of all gypsum board in the United States, including approximately 28% of U.S. Gypsum’s gypsum board production. During 2011, approximately 40% of L&W Supply’s net sales were from residential and nonresidential repair and remodel activity, 35% of its net sales were from new nonresidential construction and 25% of its net sales were from new residential construction.

MARKETING AND DISTRIBUTION

L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 28% of its 2011 net sales) and joint compound manufactured by U.S. Gypsum and others. It also distributes products manufactured by USG Interiors, LLC, such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing, fasteners and exterior insulation finishing systems. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.

As of December 31, 2011, L&W Supply continued to serve its customers from 155 distribution branches in the United States. During the economic downturn, L&W Supply has focused on reducing its cost structure and optimizing utilization of its personnel and assets. L&W Supply closed nine distribution branches and opened one new branch in 2011. It closed five branches and opened four in 2010. It closed 37 branches in 2009. The closures have been widely dispersed throughout the markets that L&W Supply serves. It operated 163 branches as of December 31, 2010 and 164 branches as of December 31, 2009. L&W Supply from time to time evaluates opportunities to grow its specialty distribution business taking into account the current market environment.

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

Worldwide Ceilings

BUSINESS

Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the largest manufacturer of ceiling grid and the second-largest manufacturer and marketer of acoustical ceiling tile in the world.

PRODUCTS

Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors’ significant brand names include the RADAR™, ECLIPSE™, MARS™, and HALCYON™ brands of ceiling tile and the DONN®, DX®, FINELINE®, CENTRICITEE™, CURVATURA™ and COMPASSO™ brands of ceiling grid.

MANUFACTURING

Worldwide Ceilings manufactures products at 18 plants located in North America, Europe and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite, starch and high-pressure laminates. We produce some of these raw materials and obtain others from outside suppliers.

MARKETING AND DISTRIBUTION

Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2011, approximately 61% of Worldwide Ceilings’ net sales were from residential and nonresidential repair and remodel activity, 33% of its net sales were from new nonresidential construction, 5% of its net sales were from new residential construction and 1% of its net sales were from other activities. Products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.

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

Executive Officers of the Registrant

See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 14, 2012).

Other Information

RESEARCH AND DEVELOPMENT

To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Corporate Innovation Center in Libertyville, Ill. Research team members collaborate with suppliers, universities and national research laboratories to provide product support and to develop new products and technologies for our operating units. With fire, acoustical, structural and environmental testing capabilities, the research center allows us to conduct our own on-site evaluation of products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes. Research and development activities were scaled back during the past three years in response to market conditions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in each of 2011, 2010 and 2009.

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

ENERGY

Our primary supplies of energy have been adequate, and we have not been required to curtail operations as a result of insufficient supplies. Supplies are likely to remain sufficient for our projected requirements. Currently, we are using swap and option contracts to hedge a significant portion of our anticipated purchases of natural gas to be used in our manufacturing operations over the next 12 months. We review our positions regularly and make adjustments as market conditions warrant.

SIGNIFICANT CUSTOMER

On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2011 and 2010 and approximately 14% in 2009.

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

As of December 31, 2011, we had approximately 8,780 employees worldwide.

See Note 14 to the Consolidated Financial Statements for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations and climate change may have on our businesses and operating results.

Available Information

We maintain a Web site at www.usg.com and make available at this Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. If you wish to receive a paper copy of any exhibit to our reports filed with or furnished to the SEC, the exhibit may be obtained, upon payment of reasonable expenses, by writing to: Corporate Secretary, USG Corporation, 550 West Adams Street, Chicago, Illinois 60661-3676.

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

Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Housing starts in the United States are a major source of demand for our products and services. According to data issued by the U.S. Census Bureau, those starts increased 3.4% in 2011, despite single-family starts hitting a record low, and 6% in 2010 after declining in each of the previous three years, but they remain near the lowest levels recorded in the last 50 years. In December 2011, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 657,000 units after that rate had risen to 685,000 units in November. That is still less than one-third of the level at the peak of the housing boom. Most industry analysts believe that the level of new home construction has stabilized, that there will be a muted recovery over the next few years, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new single and multi-family home construction in the United States in 2012 are for a range of from 590,000 to 900,000 units compared to approximately 606,900 units in 2011. We currently estimate that 2012 housing starts in the U.S. will be near the low end of that range.

New nonresidential construction has also experienced significant declines over the past several years. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 4% in 2011 compared with 2010. This followed a 13% decrease in 2010 compared with 2009 and a 44% decrease in 2009 compared to 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 2% in 2012 from the 2011 level.

The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in

2011, a 1.7% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales increased for the third consecutive month in December to 4.61 million units. These levels compare with a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to a decrease in demand for our products from the residential repair and remodel market in 2011. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2011 increased approximately 1% over the 2010 level and that overall repair and remodel spending in 2012 will be approximately 1% above the 2011 level.

Prices for our products are affected by overall supply and demand in the markets for our products and our competitors’ products. Market prices of building products historically have been volatile and cyclical. Currently, there is significant excess wallboard production capacity industry wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. Industry shipments of gypsum board in the United States, as reported by the Gypsum Association, were an estimated 17.5 billion square feet in 2011, up slightly from 17.3 billion square feet in 2010. A prolonged continuation of weak demand or excess supply in any of our businesses may have a material adverse effect on our business, financial condition and operating results.

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

The breadth and fragility of global credit dependencies, most notably for U.S. consumers, European banks and European sovereign governments, have heightened concerns of an evolving economic and policy environment that could adversely impact our operations. Our businesses are subject to the economic conditions in each of the geographic markets in which we operate. Those conditions vary regionally, but are increasingly interdependent. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2011, we had $2.325 billion ($2.304 billion, net of debt discount of $21 million) of indebtedness. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to

•	make it more difficult for us to satisfy our debt service obligations or refinance our indebtedness,

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

•

limit our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations, and

•	increase our vulnerability to the current and potentially more severe adverse general economic and industry conditions.

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

A breach of any of our credit agreement or indenture covenants or failure to maintain a required ratio or meet a required test may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness. Furthermore, if by May 2, 2014, our $300 million of 9.75% senior notes due later that year are not repaid, their payment is not provided for or their maturity has not been extended until at least 2016, and our liquidity is not at least $500 million, our domestic revolving credit agreement that matures in December 2015 will terminate.

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

We face competition in each of our businesses. If we cannot effectively compete in the marketplace, our business, financial condition and operating results may be materially and adversely affected.

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

If costs of key raw materials, energy, fuel or employee benefits increase, or the availability of key raw materials and energy decreases, our cost of products sold will increase and our operating results or cash flows may be materially and adversely affected.

The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite, starch and high-pressure laminates. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. We may not be able to pass increased raw material prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw material prices or if we cannot effectively hedge against price increases, our operating results or cash flows may be materially and adversely affected.

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

Energy costs also are affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Prices for natural gas and electrical power, which are significant components of the costs associated with production of our gypsum and interior systems products, have been volatile in recent years. There may be substantial increases in the price, or a decline in the availability, of energy in the future, especially in light of instability or possible dislocations in some energy markets. In addition, significant increases in the cost of fuel can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits or cash flows. As is the case with raw materials, we may not be able to pass on increased costs through increases in the prices of our products.

In addition, our profit margins are affected by costs related to maintaining our pension and medical insurance plans for active employees and retirees. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by the level of interest rates and assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health care cost trend rates. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.

Fluctuations in the market price of natural gas may have a material adverse effect on our business, financial condition and operating results.

We use natural gas extensively in the production of gypsum and interior systems products in the United States, Canada and Mexico. As a result, our profitability, operating cash flows and future rate of growth can be highly dependent on the price of natural gas, which historically has been very volatile and is affected by numerous factors beyond our control. We are not always able to pass on increases in energy costs to our customers through increases in product prices.

In an attempt to reduce our price risk related to fluctuations in natural gas prices, we periodically enter into hedging agreements using swaps or options. We benefit from the hedge agreements when spot prices exceed contractually specified prices.

Any substantial or extended decline in prices of, or demand for, natural gas that has been hedged could cause our production costs to be greater than those of our competitors. We include options as part of our hedging strategy to provide protection if gas prices increase significantly while allowing us to take advantage of lower gas prices. The use of options could cause our production costs to be greater than those of our competitors if the strike price of the option is set above the market. A significant production cost differential could have a material adverse effect on our business, financial condition and operating results.

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

The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. In 2009, the U.S. EPA issued its findings that certain greenhouse gases, including carbon dioxide, endanger the public health and welfare. Subsequently, the U.S. EPA issued two rules that will make greenhouse gas emissions from both stationary and mobile sources subject to regulation under the existing federal Clean Air Act. In 2010, the U.S. EPA, jointly with the U.S. Department of Transportation’s National Highway Traffic Safety Administration, issued a rule that will regulate tailpipe greenhouse gas emissions by light-duty vehicles in the model years 2012 to 2016. In 2010, the U.S. EPA also adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules would affect all of our U.S.

wallboard and ceiling tile plants and paper mills and are the subject of pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. Court of Appeals for the D.C. Circuit. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of additional regulations by the U.S. EPA and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a materially adverse effect on our operations and demand for our services or products. For example, our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would almost certainly increase the cost of energy used in our manufacturing processes. If energy becomes more expensive, we may not be able to pass these increased costs on to purchasers of our products.

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

In 2011, we recorded long-lived asset impairment charges of $53 million related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. This followed the four-year period of 2007 through 2010 during which we permanently closed six and temporarily idled four of our highest cost gypsum wallboard production facilities with approximately 3.8 billion square feet of capacity, permanently closed two and temporarily idled two paper production facilities and recorded related long-lived asset impairment charges aggregating $67 million.

Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that, beside the Windsor facility, there were no other impairments of our long-lived assets during 2011.

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

Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2012, seven stockholders collectively controlled over 50% of our common stock. Also, all of our 10% convertible senior notes are currently held by two of our largest stockholders. At the current conversion price of $11.40 per share, the notes are convertible into approximately 35.1 million shares of our common stock, or approximately 25% of the shares that would be outstanding if all of the notes were converted at that price. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions.

If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 3.55% for December 2011). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2011, our annual U.S. federal NOL utilization would have been limited to approximately $38 million per year.

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

We operate plants, mines, quarries, transport ships and other facilities in North America, Europe and the Asia-Pacific region. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 43% of capacity during 2011. USG Interiors’ ceiling tile plants operated at approximately 82% of capacity during 2011. The locations of our production properties in operation as of December 31, 2011, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):

North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pa.*	Plaster City, Calif.	Hagersville, Ontario, Canada**
Baltimore, Md.**	Rainier, Ore.	Montreal, Quebec, Canada *
Bridgeport, Ala.*	Shoals, Ind.**	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.*	Sigurd, Utah	Puebla, Puebla, Mexico
Galena Park, Texas*	Sperry, Iowa**	Tecoman, Colima, Mexico
Jacksonville, Fla.**	Sweetwater, Texas
Norfolk, Va.*	Washingtonville, Pa.*

*	Plants supplied fully by synthetic gypsum
**	Plants supplied partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Wash.	Galena Park, Texas	Calgary, Alberta, Canada*
Baltimore, Md.	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Ala.	Jacksonville, Fla.	Montreal, Quebec, Canada
Chamblee, Ga.	Phoenix (Glendale), Ariz.*	Surrey, British Columbia, Canada
Dallas, Texas	Port Reading, N.J.	Monterrey, Nuevo Leon, Mexico
East Chicago, Ind.	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, Calif.

*	Leased

CEMENT BOARD
Baltimore, Md.	New Orleans, La.	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Mich.

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Mich.	Sigurd, Utah	Hagersville, Ontario, Canada
Fort Dodge, Iowa	Southard, Okla.	Little Narrows, Nova Scotia, Canada
Plaster City, Calif.	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Shoals, Ind.	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Tecoman, Colima, Mexico
PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, N.Y
North Kansas City, Mo.	Otsego, Mich.

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

FACILITY SHUTDOWN

During 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.

OCEAN VESSELS

Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns and operates two self-unloading ocean vessels. We used these vessels in the past primarily to transport gypsum rock from Nova Scotia to some of our East Coast plants. Because of the decrease in demand for our gypsum products and the increased use of synthetic gypsum in the manufacture of wallboard at our East Coast plants, our utilization of these vessels for our own purposes fell significantly over the last several years. As a result, during 2011, GTL entered into a five-year contract of affreightment to use the vessels to transload iron ore for a third party.

Worldwide Ceilings

CEILING GRID
Cartersville, Ga.	Oakville, Ontario, Canada	Viersen, Germany
Stockton, Calif.	Peterlee, England*	St. Petersburg, Russia*
Westlake, Ohio	Dreux, France	Auckland, New Zealand*

*	Leased

A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. Slitter plants are located in Stockton, Calif. (leased), and Antwerp, Belgium (leased).

CEILING TILE
Cloquet, Minn.	Greenville, Miss.	Walworth, Wis.

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Buenos Aires, Argentina*	Lima, Peru	Thessaloniki, Greece*
Cherbarkul, Russia*	Port Klang, Malaysia*	Viersen, Germany
Dreux, France*	St. Petersburg, Russia*

*	Leased

OTHER PRODUCTS

We manufacture mineral fiber products at Red Wing, Minn., and Walworth, Wis., and metal specialty systems at Oakville, Ontario, Canada.

Item 3.	LEGAL PROCEEDINGS

See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 17, Litigation, for information on legal proceedings, which information is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2012, there were 2,894 record holders of our common stock. We currently do not pay dividends on our common stock.

We did not purchase any of our equity securities during the fourth quarter of 2011.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

Pursuant to our Deferred Compensation Program for Non-Employee Directors, six of our non-employee directors deferred the $80,000 annual grant, and two of our non-employee directors deferred the quarterly retainers, they were entitled to receive on December 31, 2011 under our Non-Employee Director Compensation Program, into a total of approximately 50,852 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.

COMMON STOCK PRICES

The high and low sales prices of our common stock in 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
First quarter	$19.91	$15.38	$17.63	$11.21
Second quarter	16.81	12.92	25.59	12.00
Third quarter	14.71	6.55	14.42	11.34
Fourth quarter	10.99	5.75	17.32	11.46

PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2011.

	Value of Investment as of December 31
	2006	2007	2008	2009	2010	2011
USG	$100	$76	$17	$30	$36	$22
S&P 500	100	105	66	84	97	99
DJUSCN	100	123	71	80	97	92

All amounts are rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

USG CORPORATION

FIVE-YEAR SUMMARY

(dollars in millions, except per-share data)	Years Ended December 31,
	2011	2010	2009	2008	2007(a)
Statement of Operations Data:
Net sales	$3,024	$2,939	$3,235	$4,608	$5,202
Cost of products sold	2,839	2,775	3,090	4,416	4,601
Gross profit	185	164	145	192	601
Selling and administrative expenses	307	314	304	380	408
Litigation settlement income (b)	—	—	(97)	—	—
Restructuring and long-lived asset impairment charges	75	110	80	98	26
Goodwill and other intangible asset impairment charges	—	—	43	226	—
Operating profit (loss)	(197)	(260)	(185)	(512)	167
Interest expense	211	183	165	86	105
Interest income	(6)	(5)	(4)	(7)	(22)
Other expense (income), net	(2)	1	(9)	(10)	(4)
Income tax (benefit) expense (c)	(10)	(34)	450	(118)	11
Net earnings (loss)	(390)	(405)	(787)	(463)	77
Net Earnings (Loss) Per Common Share:
Basic	(3.76)	(4.03)	(7.93)	(4.67)	0.80
Diluted	(3.76)	(4.03)	(7.93)	(4.67)	0.79

Balance Sheet Data (as of the end of the year):
Working capital	$701	$908	$939	$738	$717
Current ratio	2.34	2.72	2.91	1.98	2.26
Cash and cash equivalents	365	629	690	471	297
Property, plant and equipment, net	2,117	2,266	2,427	2,562	2,596
Total assets	3,719	4,087	4,097	4,719	4,654
Long-term debt	2,297	2,301	1,955	1,642	1,238
Total stockholders’ equity	156	619	930	1,550	2,226

Other Information:
Capital expenditures	$55	$39	$44	$238	$460
Closing stock price per common share as of December 31	10.16	16.83	14.05	8.04	35.79
Average number of employees (d)	8,880	9,450	10,800	13,600	14,650

(a)	Financial information for 2007 reflects adjustments for our change in 2008 from the last-in, first-out method of inventory accounting to the average cost method. These adjustments reduced cost of products sold by $2 million from the amount originally reported in 2007.
(b)	Reflects settlement income, net of fees, from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A.
(c)	Income tax (benefit) expense includes a noncash increase (decrease) in the deferred tax asset valuation allowances of $149 million in 2011, $179 million in 2010, $575 million in 2009, $71 million in 2008 and $(10) million in 2007.
(d)	As of December 31, 2011, we had approximately 8,780 employees worldwide.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SEGMENTS

Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2011

•	residential and nonresidential repair and remodel activity accounted for approximately 53% of our net sales,

•	new residential construction accounted for approximately 21% of our net sales,

•	new nonresidential construction accounted for approximately 23% of our net sales, and

•	other activities accounted for approximately 3% of our net sales.

Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings.

North American Gypsum: North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico, in Mexico. North American Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.

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

Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-Pacific region.

Geographic Information: In 2011, approximately 77% of our net sales were attributable to the United States. Canada accounted for approximately 12% of our net sales, and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION

Consolidated net sales in 2011 increased $85 million, or 3%, compared with 2010. This was our first year-on-year increase in net sales since 2006. Restructuring and long-lived asset impairment charges amounted to $75 million in 2011 and $110 million in 2010. An operating loss of $197 million and a net loss of $390 million, or $3.76 per diluted share, were incurred in 2011. These results compared with an operating loss of $260 million and a net loss of $405 million, or $4.03 per diluted share, in 2010.

We had $651 million of cash and cash equivalents and marketable securities as of December 31, 2011 compared with $907 million as of December 31, 2010. Uses of cash during 2011 primarily included $196 million for interest payments, $35 million for severance and other obligations associated with restructuring activities, $55 million for capital expenditures and $8 million for state and foreign tax payments. See Liquidity and Capital Resources below for additional information related to our liquidity and expected cash requirements.

MARKET CONDITIONS AND OUTLOOK

Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. The markets we serve can be broadly categorized as new residential construction, new nonresidential construction and repair and remodel activity, which includes both residential and nonresidential construction.

Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. As reported by the U.S. Census Bureau, housing starts were approximately 606,900 units in 2011 compared with 586,900 units in 2010, 553,900 units in 2009, 905,500 units in 2008, 1.355 million units in 2007 and 1.801 million units in 2006. While housing starts increased for the second consecutive year in 2011, single-family home starts declined to a record low and total housing starts remain near the lowest levels recorded in the last 50 years. In December 2011, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 657,000 units after rising to 685,000 in November. That is still less than one-third of the level at the peak of the housing boom. Most industry analysts believe that the level of new home construction has stabilized, that there will be a muted recovery over the next few years, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new home construction in the United States in 2012 are for a range of from 590,000 to 900,000 units. We currently estimate that 2012 housing starts in the U.S. will be near the low end of that range.

New nonresidential construction also has experienced significant declines over the past several years. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed declined 4% in 2011 compared with 2010. This followed a 13% decrease in 2010 compared to 2009 and a 44% decrease in 2009 compared with 2008. A recovery in this market expected at the beginning of 2011 did not materialize due to continued concerns about job growth and the uncertain state of the U.S. economy. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 2% in 2012 from the 2011 level.

The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in 2011, a 1.7% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales increased for the third consecutive month in December to 4.61 million units. These levels compare with a high of 6.5 million units in 2006. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to a decrease in demand for our products from the residential repair and remodel market in 2011. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2011 increased approximately 1% over the 2010 level and that overall repair and remodel spending in 2012 will be approximately 1% above the 2011 level.

The outlook for our international businesses is mixed. We continue to see most of the markets in which we do business stabilize after the effects of the global financial crisis, and emerging markets are showing growth. However, there is uncertainty regarding the strength of our Western European markets due to continuing concerns about the European fiscal and economic environment.

The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at a historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. Our North American Gypsum segment continued to be adversely affected by the low level of residential and other construction activity. Our Building Products Distribution segment, which serves the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, continued to be adversely affected by the low levels of new commercial construction activity.

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 17.5 billion square feet in 2011, up slightly from 17.3 billion square feet in 2010.

U.S. Gypsum shipped 4.11 billion square feet of SHEETROCK® brand gypsum wallboard in 2011, a 2% decrease from 4.19 billion square feet in 2010. SHEETROCK® Brand UltraLight Panels accounted for approximately 27% of that volume. The percentage decline of U.S. Gypsum’s SHEETROCK® wallboard shipments in 2011 compared with 2010 exceeded the decline for industry gypsum board shipments primarily due to our continuing efforts to improve profitability. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 25% in 2011, unchanged from 2010. Decreased SHEETROCK® brand gypsum wallboard volumes were partially offset by increased volumes of SECUROCK® brand glass mat sheathing and other gypsum board products.

Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. We estimate that the industry capacity utilization rate was approximately 56% during the fourth quarter of 2011 and approximately 53% during the full year 2011 compared to approximately 49% during the fourth quarter of 2010 and approximately 51% during the full year 2010, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2012, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2012, but remain near a historically low level. Effective January 1, 2012, in response to changing market conditions, U.S. Gypsum discontinued its practice of offering job quotes, or price protection, for wallboard sold in the United States. In connection with that change in policy, U.S. Gypsum also implemented a price increase for wallboard with the new price being guaranteed for all of 2012. We have realized significant improvement in our average wallboard selling price since January 1, 2012, but it is uncertain that we will be able to maintain increases in gypsum wallboard selling prices if capacity utilization rates do not improve.

RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES

Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In the fourth quarter of 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which was idled in the first quarter of the year. Since January 1, 2007, we have eliminated approximately 4,705 salaried and hourly positions, including approximately 205 positions eliminated during 2011. The positions eliminated in 2011 primarily reflected a company-wide voluntary workforce reduction implemented in the fourth quarter of the year, the closure by L&W Supply of nine distribution branches and a Nevada custom door and frames business and L&W Supply’s other 2011 cost reduction initiatives. As part of L&W Supply’s efforts to reduce its cost structure, it has closed a total of 112 distribution branches since January 1, 2007. It continued to serve its customers from 155 branches in the United States as of December 31, 2011. We will continue to adjust our operations to the economic conditions in our markets.

Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. As a result of our decision to permanently close our Windsor operations, we recorded $53 million of long-lived asset impairment charges in 2011. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets in 2011.

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

KEY STRATEGIES

While adjusting our operations during this challenging business cycle, we are continuing to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding internationally and growing our nonwallboard product lines; and

•	differentiate USG from our competitors through innovation.

Consolidated Results of Operations

				Percent Increase (Decrease)
(dollars in millions, except per-share data)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$3,024	$2,939	$3,235	3%	(9)%
Cost of products sold	2,839	2,775	3,090	2%	(10)%
Gross profit	185	164	145	13%	13%
Selling and administrative expenses	307	314	304	(2)%	3%
Litigation settlement income	—	—	(97)	—	—
Restructuring and long-lived asset impairment charges	75	110	80	(32)%	38%
Goodwill and other intangible asset impairment charges	—	—	43	—	—
Operating loss	(197)	(260)	(185)	(24)%	41%
Interest expense	211	183	165	15%	11%
Interest income	(6)	(5)	(4)	20%	25%
Other (income) expense, net	(2)	1	(9)	—	—
Income tax (benefit) expense	(10)	(34)	450	(71)%	—
Net loss	(390)	(405)	(787)	(4)%	(49)%
Diluted loss per share	(3.76)	(4.03)	(7.93)	(7)%	(49)%

NET SALES

Consolidated net sales were $3.024 billion in 2011, $2.939 billion in 2010 and $3.235 billion in 2009.

Consolidated net sales in 2011 increased $85 million, or 3%, compared with 2010. This was our first year-on-year increase in net sales since 2006. Net sales increased 6% for our Worldwide Ceilings segment and 2% for our North American Gypsum segment, but were down slightly for our Building Products Distribution segment. The higher level of net sales in 2011 for Worldwide Ceilings was primarily due to USG Interiors’ higher selling prices for both ceiling grid (up 9%) and ceiling tile (up 6%) compared with 2010. The higher level of net sales for North American Gypsum was primarily attributable to increased sales of U.S. Gypsum’s DUROCK® brand cement board and other complementary products. Net sales for Building Products Distribution were down slightly due to lower sales of gypsum wallboard that were offset to a large extent by increased sales of construction metal and ceiling products.

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

COST OF PRODUCTS SOLD

Cost of products sold totaled $2.839 billion in 2011, $2.775 billion in 2010 and $3.090 billion in 2009.

Cost of products sold for 2011 increased $64 million, or 2%, compared with 2010 primarily reflecting higher manufacturing costs for most nonwallboard product lines. Manufacturing costs per unit decreased 2% for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in 2011 compared with 2010, due primarily to per unit cost decreases of 7% for fixed costs and 8% for energy, partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper. For USG Interiors, manufacturing costs per unit increased in 2011 compared with 2010 for ceiling grid due to higher steel costs and for ceiling tile due to higher per unit costs for raw materials, primarily wastepaper and starch.

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

GROSS PROFIT

Gross profit was $185 million in 2011, $164 million in 2010 and $145 million in 2009. Gross profit as a percentage of net sales was 6.1% in 2011, 5.6% in 2010 and 4.5% in 2009. The higher percentage for 2011 compared with 2010 was primarily due to improved gross margins for L&W Supply and USG Interiors. The higher percentage for 2010 compared with 2009 was primarily due to lower production costs for many product lines that more than offset the impact of lower volume.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $307 million in 2011, $314 million in 2010 and $304 million in 2009. The decline for 2011 compared with 2010 primarily reflected lower expenses for compensation and benefits. The increase for 2010 compared with 2009 primarily reflected higher expenses associated with our employee retirement plans and long-term, share-based incentive compensation. As a percentage of net sales, selling and administrative expenses were 10.2% in 2011, 10.7% in 2010 and 9.4% in 2009. The year-over-year decrease in the percentage for 2011 compared with 2010 was attributable to the higher level of net sales and lower selling and administrative expenses in 2011. The year-over-year increase in the percentage for 2010 compared with 2009 was attributable to the lower level of net sales and a higher level of selling and administrative expenses in 2010.

LITIGATION SETTLEMENT INCOME

U.S. Gypsum recorded income, net of fees, of $97 million in the fourth quarter of 2009 from the settlement of our patent and trade secrets lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A., or together LaFarge. Pursuant to the settlement agreement, Lafarge agreed to pay U.S. Gypsum $105 million and the lawsuit was dismissed. Lafarge paid U.S. Gypsum $25 million ($23 million net of fees) in the fourth quarter of 2010 and $80 million ($74 million net of fees) in the fourth quarter of 2009. See Legal Contingencies below for additional information related to this settlement.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES

As part of our continuing effort to adapt our operations to market conditions, we implemented restructuring activities in each of the past three years. We recorded restructuring and long-lived asset impairment charges of $75 million in 2011, $110 million in 2010 and $80 million in 2009. These charges primarily related to the temporary idling or permanent closure of production facilities, the permanent closure of a gypsum quarry and ship loading facility, the closure of distribution branches and salaried workforce reductions.

Total cash payments charged against our restructuring reserve in 2011 amounted to $35 million. We expect future payments to be approximately $12 million in 2012, $8 million in 2013 and $14 million after 2013. On a segment basis, $20 million of all expected future payments relate to Building Products Distribution, $12 million to North American Gypsum and $2 million to Corporate. All restructuring-related payments in 2011 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. Annual savings from the 2011 restructuring initiatives are estimated to be approximately $8 million beginning in 2012.

See Note 3 to the Consolidated Financial Statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.

GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES

In 2009, we recorded goodwill and other intangible asset impairment charges totaling $43 million. Of this amount, $29 million related to intangible assets associated with trade names of the L&W Supply reporting unit that comprises the Building Products Distribution segment, and $12 million was L&W Supply’s remaining goodwill balance. An additional $2 million related to intangible assets associated with trade names of the Latin America reporting unit within our Worldwide Ceilings segment. As of December 31, 2011 and 2010, the remaining amount of intangible assets associated with trade names was $22 million, all of which related to L&W Supply.

INTEREST EXPENSE

Interest expense was $211 million in 2011, $183 million in 2010 and $165 million in 2009. Interest expense increased in 2011 and 2010 compared with the respective prior years primarily due to higher average levels of debt outstanding.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net was $(2) million in 2011, $1 million in 2010 and $(9) million in 2009. The 2009 amount included the reversal of the remaining $10 million of the embedded derivative liability related to our $400 million of 10% convertible senior notes as a result of the approval of the conversion feature of the notes by our stockholders in February 2009.

INCOME TAX (BENEFIT) EXPENSE

We had an income tax benefit of $10 million in 2011 compared with a benefit of $34 million in 2010. The effective tax rates were 2.6% for 2011 and 7.7% for 2010. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdictions. Our effective tax rate for 2011 was lower compared to the 2010 rate as we did not have an allocation of income tax benefit to loss from continuing operations and a corresponding allocation of income tax expense to other comprehensive income in 2011.

NET LOSS

A net loss of $390 million, or $3.76 per diluted share, was recorded in 2011. These amounts included the after-tax charge of $62 million, or $0.60 per diluted share, for restructuring and long-lived asset impairment charges.

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

Segment Results of Operations

NORTH AMERICAN GYPSUM

Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

				Percent Increase (Decrease)
(dollars in millions)	2011(a)	2010(b)	2009(c)	2011 vs. 2010	2010 vs. 2009
Net Sales:
U.S. Gypsum	$1,297	$1,295	$1,432	—	(10)%
CGC (gypsum)	307	290	267	6%	9%
USG Mexico	161	151	142	7%	6%
Other *	32	33	40	(3)%	(18)%
Eliminations	(102)	(111)	(111)	(8)%	—

Total	$1,695	$1,658	$1,770	2%	(6)%

Operating Profit (Loss):
U.S. Gypsum	$(78)	$(160)	$(20)	(51)%	—
CGC (gypsum)	(1)	17	7	—	143%
USG Mexico	21	17	12	24%	42%
Other *	(78)	(39)	(8)	100%	—

Total	$(136)	$(165)	$(9)	(18)%	—

*	Includes our shipping company and our mining operation in Nova Scotia, Canada.
(a)	The operating loss for 2011 included restructuring and long-lived asset impairment charges of $67 million. These charges included $57 million related to our mining operation in Nova Scotia, Canada, and $10 million related to U.S. Gypsum.
(b)	The operating loss for 2010 included restructuring and long-lived asset impairment charges of $93 million. These charges included $75 million related to U.S. Gypsum and $18 million related to our mining operation in Nova Scotia, Canada.
(c)	The operating loss for 2009 included litigation settlement income, net of fees, of $97 million from the settlement of our lawsuit against Lafarge and restructuring and long-lived asset impairment charges of $25 million. The litigation settlement income related to U.S. Gypsum and restructuring and long-lived asset impairment charges of $24 million related to U.S. Gypsum and $1 million related to CGC (gypsum).

U.S. Gypsum - 2011 Compared With 2010: Net sales in 2011 increased $2 million, or less than 1%, compared with 2010. Net sales of SHEETROCK® brand gypsum wallboard declined $10 million, or 2%, reflecting a 2% decrease in gypsum wallboard shipments which lowered sales by $9 million. Average gypsum wallboard selling prices were 1% lower than in 2010, which reduced sales by $1 million. Net sales of products other than SHEETROCK® brand gypsum wallboard were $839 million in 2011, a 1% increase compared with 2010. Net sales for FIBEROCK® brand gypsum fiber panels declined $8 million primarily due to a 22% decrease in volume as a result of the decision by that product’s principal customer to reduce the number of tile backer products it carries. Net sales of SHEETROCK® brand joint compound were down $3 million due to a 3% decrease in volume, partially offset by a 2% increase in selling prices. Net sales of DUROCK® brand cement board increased $7 million due to a 10% increase in volume, partially offset by a 1% decrease in selling prices. Net sales of other products increased an aggregate of $16 million compared with 2010.

An operating loss of $78 million was recorded in 2011 compared with an operating loss of $160 million in 2010. The $82 million favorable change in operating loss reflected a $65 million decrease in restructuring and long-lived asset impairment charges, a $12 million favorable adjustment related to a third quarter 2011 settlement with United States and Canadian tax authorities related to the deductibility of certain expenses in the years 2003 through 2006 that had the effect of reallocating those expenses from U.S. Gypsum to CGC and its Windsor operations, a $12 million reduction in depreciation in 2011 resulting from the 2010 impairment of permanently closed and idled production facilities, a gross profit increase of $4 million for SHEETROCK® brand gypsum wallboard primarily due to a higher gross margin resulting from sales of higher margin SHEETROCK® Brand UltraLight Panels, a $5 million decrease in selling and administrative expenses compared to 2010 and a $3 million aggregate increase in gross profit for other product lines. These favorable variations were partially offset by gross profit declines of $9 million for SHEETROCK® brand joint compound primarily due to the lower volume and 6% higher per unit costs and $4 million for FIBEROCK® brand gypsum fiber panels primarily due to the lower volume and a lower gross margin and a $6 million increase in miscellaneous costs. DUROCK® brand cement board gross profit was unchanged compared to 2010 as the increase in volume was offset by a lower gross margin due to the lower selling prices and 2% higher per unit costs.

New housing construction continued to be weak in 2011, resulting in reduced demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 4.11 billion square feet of SHEETROCK® brand gypsum wallboard in 2011, a 2% decrease from 4.19 billion square feet in 2010. However, U.S. Gypsum’s gypsum wallboard shipments increased 15% in the fourth quarter of 2011 compared to the fourth quarter of 2010. During the fourth quarter of 2011, SHEETROCK® Brand UltraLight Panels accounted for 38% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 53% during 2011, while U.S. Gypsum’s capacity utilization rate averaged 43%. For the fourth quarter of 2011, we estimate that the industry operated at 56% of capacity while U.S. Gypsum’s wallboard plants operated at approximately 46% of capacity.

In 2011, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $111.27 per thousand square feet, down slightly from $111.66 in 2010. During the fourth quarter of 2011, our average realized selling price for SHEETROCK® brand gypsum wallboard was $112.59 per thousand square feet, an increase of 1% compared to both the third quarter of 2011 and the fourth quarter of 2010 due primarily to increased sales of SHEETROCK® Brand UltraLight Panels.

Manufacturing costs per unit decreased 2% for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in 2011 compared with 2010, due primarily to per unit cost decreases of 7% for fixed costs and 8% for energy, partially offset by a 4% increase in per unit costs for raw materials, primarily wastepaper.

U.S. Gypsum - 2010 Compared With 2009: Net sales in 2010 declined $137 million, or 10%, compared with 2009. Approximately $62 million of the decrease was attributable to an 11% decline in SHEETROCK® brand gypsum wallboard volume, and approximately $23 million of the decrease was attributable to a 5% decrease in average gypsum wallboard selling prices. Net sales for SHEETROCK® brand joint treatment products declined $20 million and net sales of other products declined $32 million compared with 2009, principally due to lower volumes.

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

New housing construction was very weak in 2010, resulting in reduced demand for gypsum wallboard. U.S. Gypsum shipped 4.19 billion square feet of SHEETROCK® brand gypsum wallboard in 2010, an 11% decrease from 4.72 billion square feet in 2009. U.S. Gypsum’s gypsum wallboard shipments declined 8% in the fourth quarter of 2010 compared to the third quarter of 2010. We estimate that industry capacity utilization rates were approximately 51%, while U.S. Gypsum’s capacity utilization rate averaged 43%, during 2010.

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

CGC (gypsum): Net sales in 2011 were $307 million, up $17 million compared to 2010 as a result of a $12 million favorable effect of currency translation and a $5 million favorable variation for outbound freight due to a higher surcharge for fuel. Sales for SHEETROCK® brand gypsum wallboard declined $2 million despite a 2% increase in volume due to 3% lower selling prices. Sales of joint treatment increased $2 million. Operating loss was $1 million in 2011 compared with operating income of $17 million in 2010. This $18 million decline was attributable to a $12 million decrease in gypsum wallboard gross profit, primarily due to 5% higher per unit manufacturing costs due to higher raw material costs and a $9 million unfavorable adjustment related to the settlement with United States and Canadian tax authorities, partially offset by a gross profit increase of $3 million for joint treatment products.

Comparing 2010 with 2009, net sales increased $23 million, or 9%, compared with 2009 primarily reflecting the favorable effects of currency translation, which increased net sales by $28 million. Sales of SHEETROCK® brand gypsum wallboard declined $4 million despite a 1% increase in volume, due to 3% lower selling prices. Sales of other products declined $1 million. Operating profit was $17 million in 2010 compared with $7 million in 2009. This improvement primarily reflected a $5 million increase in gross profit for gypsum wallboard due to 6% lower per unit costs and an aggregate increase of $4 million primarily due to improved gross profit for other product lines and lower selling and administrative expenses. Restructuring charges were zero in 2010 compared with $1 million in 2009.

USG Mexico: Net sales for our Mexico-based subsidiary were $161 million in 2011 compared with $151 million in 2010. Net sales increased by an aggregate of $11 million for ceiling products, glass mat sheathing and miscellaneous product lines and $2 million for drywall steel. These increases were partially offset by a $2 million decrease in net sales of gypsum wallboard and a $1 million unfavorable effect of currency translation. Operating profit was $21 million in 2011 compared with $17 million in 2010 reflecting gross profit increases of $3 million for joint treatment products, $1 million for cement board and an aggregate of $5 million for other nonwallboard products, partially offset by a $2 million decrease in gross profit for gypsum wallboard and a $3 million increase in miscellaneous costs.

Comparing 2010 with 2009, net sales increased $9 million, or 6%, compared with 2009 primarily reflecting the favorable effects of currency translation, which increased net sales by $19 million. Sales of gypsum wallboard declined $7 million primarily due to a 12% decrease in volume. Lower volume also resulted in sales declines of $2 million for joint treatment products and $2 million for cement board. The aggregate net sales of all other products increased $1 million. Operating profit increased $5 million, or 42%, in 2010 compared with 2009 primarily due to a $10 million aggregate increase in gross profit for products other than gypsum wallboard and drywall steel and reduced selling and administrative expenses and other costs. Drywall steel gross profit decreased by $4 million and gypsum wallboard gross profit decreased by $1 million.

Other: Other includes our shipping company and a gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, that we permanently closed in the fourth quarter of 2011. Net sales for these operations were $32 million in 2011 compared with $33 million in 2010. An operating loss of $78 million in 2011 compared with an operating loss of $39 million for 2010. The loss in 2011 included charges of $57 million recorded as a result of our decision to close the Windsor operations. The Windsor operations also incurred a $3 million unfavorable adjustment related to the settlement with United States and Canadian tax authorities.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

				Percent Increase (Decrease)
(dollars in millions)	2011(a)	2010(b)	2009(c)	2011 vs. 2010	2010 vs. 2009
Net sales	$1,060	$1,061	$1,289	—	(18)%
Operating loss	(68)	(97)	(172)	(30)%	(44)%

(a)	The operating loss for 2011 included restructuring and long-lived asset impairment charges of $7 million.
(b)	The operating loss for 2010 included restructuring and long-lived asset impairment charges of $15 million.
(c)	The operating loss for 2009 included goodwill and other intangible asset impairment charges of $41 million and restructuring and long-lived asset impairment charges of $39 million.

L&W Supply - 2011 Compared With 2010: Net sales in 2011 declined $1 million compared with 2010. Net sales of gypsum wallboard declined $39 million, or 12%, reflecting a 16% decrease in gypsum wallboard shipments, which adversely affected sales by $54 million, partially offset by a 5% increase in average gypsum wallboard selling prices, which favorably affected sales by $15 million. Net sales increased $26 million, or 11%, for construction metal products and $17 million, or 8%, for ceilings products primarily due to higher selling prices. Net sales of all other products decreased $5 million, or 2%. Same-location net sales for 2011 were up 1% compared with 2010.

An operating loss of $68 million was incurred in 2011 compared with an operating loss of $97 million in 2010. Operating expenses decreased $38 million primarily due to L&W Supply’s cost reduction programs and restructuring charges decreased $8 million. These favorable factors were partially offset by lower gross profits for gypsum wallboard (down $4 million) and other product lines (down $13 million). The decline in gross profit for gypsum wallboard reflected an $11 million decrease due to the lower shipments, offset by an 18% increase in gypsum wallboard gross margin and the impact of rebates.

L&W Supply - 2010 Compared With 2009: Net sales in 2010 were $1.061 billion, down $228 million, or 18%, compared with 2009. Net sales in 2010 reflected lower volumes for all major product categories as a result of weaker residential and commercial construction demand. A 20% decrease in gypsum wallboard shipments adversely affected net sales by $88 million, and a 2% decrease in average gypsum wallboard selling prices lowered net sales by $5 million. Net sales of construction metal products decreased $53 million, or 19%, and net sales of ceilings products decreased $7 million, or 3%. Net sales of all other nonwallboard products decreased $75 million, or 21%. As a result of lower product volumes, same-store net sales for 2010 were down 10% compared with 2009.

An operating loss of $97 million was incurred in 2010 compared with an operating loss of $172 million in 2009. The $75 million favorable change in operating loss reflected a $61 million decrease in operating expenses, the absence in 2010 of $41 million of goodwill and other intangible asset impairment charges recorded in 2009 and a $24 million decrease in restructuring and long-lived asset impairment charges in 2010 compared with 2009. These favorable factors were partially offset by the lower gypsum wallboard shipments in 2010, which adversely affected operating profit by $18 million, and a decline in gypsum wallboard gross margin including the impact of rebates which adversely affected operating profit by $2 million. Gross profit for other product lines decreased $31 million. The decrease in L&W Supply’s operating expenses was attributable to its cost reduction programs designed to mitigate the effects of the lower product volumes and resultant gross profit declines. Those programs included the closure of selected distribution branches, a fleet reduction program and decreases in discretionary spending.

L&W Supply - Distribution Branches: As of December 31, 2011, L&W Supply continued to serve its customers from 155 distribution branches in the United States. During the economic downturn, L&W Supply has focused on reducing its cost structure and optimizing utilization of its personnel and assets. L&W Supply closed nine distribution branches and opened one new branch in 2011. It closed five branches and opened four in 2010. It closed 37 branches in 2009. The closures have been widely dispersed throughout the markets that L&W Supply serves. It operated 163 branches as of December 31, 2010 and 164 branches as of December 31, 2009.

WORLDWIDE CEILINGS

Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

				Percent Increase (Decrease)
(dollars in millions)	2011	2010(a)	2009(b)	2011 vs. 2010	2010 vs. 2009
Net Sales:
USG Interiors	$448	$422	$429	6%	(2)%
USG International	231	224	222	3%	1%
CGC (ceilings)	67	62	56	8%	11%
Eliminations	(49)	(48)	(44)	2%	9%

Total	$697	$660	$663	6%	—

Operating Profit:
USG Interiors	$66	$57	$53	16%	8%
USG International	12	7	2	71%	250%
CGC (ceilings)	13	10	7	30%	43%

Total	$91	$74	$62	23%	19%

(a)	Operating profit for 2010 included restructuring and long-lived asset impairment charges of $1 million related to USG International.
(b)	Operating profit for 2009 included restructuring and long-lived asset impairment charges of $5 million and other intangible asset impairment charges of $2 million. These charges related to USG International.

USG Interiors - 2011 Compared With 2010: Net sales for our domestic ceilings business increased to $448 million in 2011, a $26 million, or 6%, increase from $422 million in 2010. This increase was primarily due to higher selling prices for ceiling grid and tile, partially offset by lower ceiling tile volume. Operating profit of $66 million was up $9 million, or 16%, compared with 2010 primarily due to a higher gross margin for ceiling grid.

Net sales in 2011 increased $13 million for ceiling grid, $10 million for ceiling tile and an aggregate of $3 million for other product lines compared with 2010. The increase in ceiling grid sales was primarily attributable to a 9% increase in ceiling grid selling prices, which favorably affected sales by $11 million, and a 1% increase in ceiling grid volume, which favorably affected sales by $2 million. A 6% increase in ceiling tile selling prices, which favorably affected sales by $15 million, was partially offset by a 2% decrease in ceiling tile volume which adversely affected sales by $5 million.

The increase in operating profit was attributable to an $8 million increase in gross profit for ceiling grid, a $2 million increase in gross profit for ceiling tile and a $1 million decline in selling and administrative expenses, partially offset by a $2 million decrease in gross profit for all other product lines. Gross profit for ceiling grid was favorably affected by $7 million due to an increase in gross margin reflecting higher selling prices, partially offset by higher per unit manufacturing costs, and by $1 million due to the increase in grid volume. Gross profit for ceiling tile increased by $3 million as a result of an increase in gross margin reflecting higher selling prices partially offset by higher per unit manufacturing costs. The improvement in ceiling tile gross profit was partially offset by a $1 million decline due to the decrease in ceiling tile volume.

USG Interiors - 2010 Compared With 2009: Net sales in 2010 for our U.S. ceilings business were $422 million, down $7 million, or 2%, compared with 2009 primarily due to the lower level of commercial construction. Operating profit was $57 million, an increase of $4 million, or 8%, primarily due to an improved gross margin for ceiling grid.

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

USG International: Net sales in 2011 were $231 million, an increase of $7 million, or 3%, compared to 2010. This increase was primarily attributable to the favorable impact of currency translation. Total net sales were flat in Europe, while increased sales of gypsum products in Latin America were offset by lower total net sales in the Asia-Pacific region. Operating profit for USG International increased to $12 million in 2011 from $7 million in 2010 primarily reflecting lower selling and administrative expenses, higher gross margins for gypsum products in Latin America and the favorable impact of currency translation, while total gross profit was down in Europe and flat in the Asia-Pacific region.

Net sales in 2010 were $224 million, an increase of $2 million, or 1%, compared with 2009. Operating profit was $7 million in 2010 compared with $2 million in 2009. The higher levels of sales and profitability were largely due to increased demand for SHEETROCK® brand joint compound products in Europe and increased demand for FIBEROCK® brand gypsum fiber panels in the Asia-Pacific region offset by lower demand for ceiling grid products in Europe and the unfavorable effects of currency translation. Operating profit in 2010 included a $1 million charge for restructuring, while operating profit in 2009 included charges of $5 million for restructuring and $2 million for intangible asset impairment.

CGC (ceilings): Net sales in 2011 were $67 million, an increase of $5 million, or 8%, compared with 2010. Operating profit was $13 million in 2011 compared with $10 million for 2010. These results primarily reflected higher selling prices for ceiling tile and grid.

Comparing 2010 with 2009, net sales increased $6 million, or 11%, to $62 million and operating profit increased to $10 million from $7 million. These results primarily reflected the favorable effects of currency translation and improved operating efficiencies.

CORPORATE

Operating losses for Corporate were $80 million in 2011, $69 million in 2010 and $71 million in 2009. The loss in 2011 primarily reflected increased expenses associated with upgrades to our technology infrastructure and an enterprise-wide initiative to improve back office efficiency.

Liquidity and Capital Resources

LIQUIDITY

We had $651 million of cash and cash equivalents and marketable securities as of December 31, 2011 compared with $907 million as of December 31, 2010. Uses of cash during 2011 primarily included $196 million for interest payments, $35 million for severance and other obligations associated with restructuring activities, $55 million for capital expenditures and $8 million for state and foreign tax payments. Our total liquidity as of December 31, 2011 was $834 million, including $183 million of borrowing availability under our revolving credit facilities.

Our cash is invested in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to maintain an overall low-risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in cash equivalents and marketable securities.

Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2011, our fixed charge coverage ratio was (0.09)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $41 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $154 million. In February 2012, we increased the maximum amount available for borrowing under CGC’s credit facility to Can. $40 million from Can. $30 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of December 31, 2011 was $29 million.

Our total capital expenditures for 2011 were $55 million compared with $39 million for 2010. We expect that our total capital expenditures for 2012 will be approximately $75 million. Interest payments totaled $196 million in 2011 and are expected to be approximately $200 million in 2012. We have no term debt maturities until 2014, other than approximately $7 million of annual debt amortization under our ship mortgage facility.

We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, because of our significant interest expense, cash flows are expected to be negative and reduce our liquidity in 2012. In addition to interest, cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds. We currently anticipate $18 million of loans to and investments in joint ventures in 2012.

The amount of cash and cash equivalents held by our foreign subsidiaries was $208 million as of December 31, 2011. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance. Our undistributed foreign earnings as of December 31, 2011 are considered permanently reinvested.

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

CASH FLOWS

The following table presents a summary of our cash flows:

(millions)	2011	2010	2009
Net cash provided by (used for):
Operating activities	$(194)	$(94)	$139
Investing activities	(56)	(299)	(36)
Financing activities	(9)	326	109
Effect of exchange rate changes on cash	(5)	6	7

Net (decrease) increase in cash and cash equivalents	$(264)	$(61)	$219

Operating Activities: The variation between 2011 and 2010 primarily reflected higher levels of cash outflows in 2011 of (1) $85 million for working capital (primarily increases in receivables, income taxes receivable and inventories and a decrease in accrued expenses, partially offset by an increase in accounts payable) and (2) $36 million and $7 million for other liabilities and assets, respectively, partially offset by favorable variations of $15 million and $16 million in 2011 compared to 2010 in the net loss and adjustments to reconcile the net loss to net cash, respectively.

Investing Activities: The variation between 2011 and 2010 primarily reflected net purchases of marketable securities of $10 million in 2011 compared with net purchases of $280 million in 2010, partially offset by a $16 million increase in capital expenditures.

Financing Activities: The variation between 2011 and 2010 primarily reflected the net proceeds we received in the fourth quarter of 2010 from our sale of $350 million of 8.375% senior notes.

CAPITAL EXPENDITURES

Capital spending amounted to $55 million in 2011 compared with $39 million in 2010. Because of the high level of investment that we made in our operations during 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2012 to approximately $75 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $256 million as of December 31, 2011 compared with $237 million as of December 31, 2010. Approved expenditures as of December 31, 2011 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until 2013 or later, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.

WORKING CAPITAL

As of December 31, 2011, working capital (current assets less current liabilities) amounted to $701 million, and the ratio of current assets to current liabilities was 2.34-to-1. As of December 31, 2010, working capital amounted to $908 million, and the ratio of current assets to current liabilities was 2.72-to-1.

Cash and Cash Equivalents and Marketable Securities: We had $651 million of cash and cash equivalents and marketable securities as of December 31, 2011 compared with $907 million as of December 31, 2010. Uses of cash during 2011 primarily included $196 million for interest payments, $35 million for severance and other obligations associated with restructuring activities, $55 million for capital expenditures and $8 million for state and foreign tax payments.

Receivables: As of December 31, 2011, receivables were $324 million, down $3 million, or 1%, from $327 million as of December 31, 2010. This decrease primarily reflected reductions of $10 million in collateral related to hedging activities and $3 million in interest receivable which were partially offset by a $12 million, or 4%, increase in customer receivables primarily due to a 9% increase in consolidated net sales in December 2011 compared with December 2010.

Inventories: As of December 31, 2011, inventories were $305 million, up $15 million, or 5%, from $290 million as of December 31, 2010 reflecting an increase in finished goods and work-in-progress due to stronger business levels in December 2011 compared to December 2010.

Accounts Payable: As of December 31, 2011, accounts payable were $233 million, up $15 million, or 7%, from $218 million as of December 31, 2010 primarily due to a 17% increase in cost of goods sold in December 2011 compared with December 2010.

Accrued Expenses: As of December 31, 2011, accrued expenses were $266 million, down $28 million, or 10%, from $294 million as of December 31, 2010. The lower level of accrued expenses primarily reflected a $22 million decrease in accruals for obligations associated with restructuring activities and an $11 million decrease in accruals related to the fair market value of our outstanding derivative portfolio, partially offset by a $3 million increase in accrued interest.

MARKETABLE SECURITIES

Marketable securities in which we invest are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our consolidated balance sheets. The realized and unrealized gains and losses for 2011 were immaterial. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in marketable securities.

DEBT

Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.325 billion ($2.304 billion, net of debt discount of $21 million) as of December 31, 2011 and $2.331 billion ($2.308 billion, net of debt discount of $23 million) as of December 31, 2010. As of December 31, 2011 and during the year then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 6 to the Consolidated Financial Statements for additional information about our debt.

Realization of Deferred Tax Asset

As of December 31, 2011, we had federal NOL carryforwards of approximately $1.865 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period.

As of December 31, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $264 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2031. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of December 31, 2011 against a portion of which we have historically maintained a valuation allowance.

For 2011, we established an additional valuation allowance of $158 million against our deferred tax assets primarily due to our losses during the year. As a result, we increased our deferred tax assets valuation allowance to $1.042 billion as of December 31, 2011. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

See Note 12 to the Consolidated Financial Statements for additional information regarding income tax matters.

Contractual Obligations and Other Commitments

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, our contractual obligations and commitments were as follows:

	Payments Due by Period
(millions)	Total	2012	2013- 2014	2015- 2016	There- after
Debt obligations (a)	$2,325	$7	$308	$512	$1,498
Other long-term liabilities (b)	653	13	19	17	604
Interest payments (c)	1,346	199	393	331	423
Purchase obligations (d)	404	63	109	91	141
Capital expenditures (e)	256	26	13	168	49
Operating leases	293	63	95	53	82
Unrecognized tax benefits (f)	12	4	2	4	2

Total	$5,289	$375	$939	$1,176	$2,799

(a)	Excludes debt discount of $21 million.
(b)	Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.
(c)	Reflects estimated interest payments on debt obligations as of December 31, 2011.
(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.
(e)	Reflects estimates of future spending on capital projects that were approved prior to December 31, 2011 but were not completed by that date.
(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.

For 2012, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $66 million to our pension plans in 2012.

The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2011 was $14 million. See Note 9 to the Consolidated Financial Statements for additional information on future expected cash payments for pension and other postretirement benefits.

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

We believe that appropriate accruals have been established for our probable liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect the environmental matters or any other litigation matters involving USG to have a material effect upon our results of operations, financial position or cash flows.

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

See Note 17 to the Consolidated Financial Statements for additional information regarding litigation matters. See, also, Part I, Item 1A, Risk Factors, for information regarding the possible effects of environmental laws and regulations on our businesses.

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

In 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. The Windsor operations incurred impairment charges totaling $53 million in 2011 related to this closure. This amount included $42 million related to the write-down of the carrying values of property, machinery, equipment and buildings and $11 million related to the acceleration of the Windsor facility’s asset retirement obligation. As of December 31, 2011, the total carrying value of the Windsor facility’s net property, plant and equipment was $6 million.

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

On a segment basis, all of the permanently closed and temporarily idled wallboard, quarry, ship loading and paper facilities and related long-lived asset impairment charges relate to the North American Gypsum segment. As of December 31, 2011, the total carrying value of net property, plant and equipment for the North American Gypsum segment was $1.888 billion, including the aggregate carrying value of $34 million, after impairment charges, of its facilities permanently closed and temporarily idled.

Our gypsum wallboard business is cyclical in nature, and prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States remains near historically low levels despite increases of approximately 3.4% in 2011 compared with 2010 and 6% in 2010 compared with 2009. These increases followed a 39% decrease in 2009 compared with 2008 and a 33% decrease in 2008 compared with 2007.

Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. We estimate that the industry capacity utilization rate was approximately 56% during the fourth quarter of 2011 and approximately 53% during the full year 2011 compared to approximately 49% during the fourth quarter of 2010 and approximately 51% during the full year 2010, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard may increase in 2012, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2012, but remain near a historically low level.

The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, which remains at a historically high level, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

INTANGIBLE ASSETS

We have indefinite and definite lived intangible assets with net values of $30 million and $40 million, respectively, as of December 31, 2011. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.

In 2011 and 2010, our impairment tests for trade names indicated that there was no impairment.

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

Intangible assets with definite lives, primarily customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset group (undiscounted and without interest charges) is less than the carrying amount of the asset group. An impairment loss would be measured based on the difference between the fair value of the asset group and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. As of December 31, 2011, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.

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

		Increase (Decrease) in
Assumptions	Percentage Change	2012 Net Annual Benefit Cost	2011 Projected Benefit Obligation
Pension Benefits:
Discount rate	0.5% increase	$(7)	$(75)
Discount rate	0.5% decrease	8	84
Asset return	0.5% increase	(5)	—
Asset return	0.5% decrease	5	—
Postretirement Benefits:
Discount rate	0.5% increase	$—	$(9)
Discount rate	0.5% decrease	1	9

Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates. We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. Effective January 1, 2011, we made modifications to our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3%. Any additional increase will be the responsibility of plan participants. In 2011, we decided to amend our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2015 using a company-funded subsidy based upon years of service at retirement. After January 1, 2015, due to this 2011 amendment to the U.S. postretirement health care plan, we do not expect to have a material exposure to health care cost inflation for the U.S. plan.

Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2011. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.

See Note 9 to the Consolidated Financial Statements for additional information regarding costs, plan obligations, plan assets and discount rate and other assumptions, including the health care cost trend rate.

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

Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment, and the accounting rules require that we have a policy regarding the duration of the threshold period. If a cumulative loss threshold is met, forecasts of future profitability may not be used as positive evidence related to the realization of the deferred tax assets in the assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses. The 2011 and 2010 tax expense reflected the recording of a valuation allowance against virtually all of our U.S. federal and state deferred tax assets.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the guidance will require us to change the presentation of comprehensive income and its components which we currently report within the statement of changes in stockholders’ equity in our Annual Report on Form 10-K and in a note to the financial statements in our quarterly reports on Form 10-Q.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures for financial instruments subject to enforceable master netting arrangements. This requirement will be effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

COMMODITY PRICE RISK

We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2012. The notional amount of these hedge contracts in place as of December 31, 2011 was $40 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $7 million unrealized loss as of December 31, 2011. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2011 was $1 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $78 million as of December 31, 2011, and they mature by December 21, 2012. The fair value of these contracts was a $3 million unrealized gain as of December 31, 2011. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2011 was $8 million. This analysis does not consider the underlying exposure.

INTEREST RATE RISK

As of December 31, 2011, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.

See Notes 1 and 7 to the Consolidated Financial Statements for additional information regarding our financial exposures.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per-share data)	Years Ended December 31,
	2011	2010	2009

Net sales	$3,024	$2,939	$3,235
Cost of products sold	2,839	2,775	3,090

Gross profit	185	164	145
Selling and administrative expenses	307	314	304
Litigation settlement income	—	—	(97)
Restructuring and long-lived asset impairment charges	75	110	80
Goodwill and other intangible asset impairment charges	—	—	43

Operating loss	(197)	(260)	(185)
Interest expense	211	183	165
Interest income	(6)	(5)	(4)
Other (income) expense, net	(2)	1	(9)

Loss before income taxes	(400)	(439)	(337)
Income tax (benefit) expense	(10)	(34)	450

Net loss	$(390)	$(405)	$(787)

Basic loss per common share	$(3.76)	$(4.03)	$(7.93)
Diluted loss per common share	$(3.76)	$(4.03)	$(7.93)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except share data)		As of December 31,
		2011	2010
Assets
Current Assets:
Cash and cash equivalents		$365	$629
Short-term marketable securities		164	128
Restricted cash		1	4
Receivables (net of reserves: 2011 - $18; 2010 - $17)		324	327
Inventories		305	290
Income taxes receivable		8	3
Deferred income taxes		4	6
Other current assets		55	50

Total current assets		1,226	1,437

Long-term marketable securities		122	150
Property, plant and equipment, net		2,117	2,266
Deferred income taxes		25	—
Other assets		229	234

Total assets		$3,719	$4,087

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable		$233	$218
Accrued expenses		266	294
Current portion of long-term debt		7	7
Deferred income taxes		12	—
Income taxes payable		7	10

Total current liabilities		525	529

Long-term debt		2,297	2,301
Deferred income taxes		6	7
Other liabilities		735	631
Commitments and contingencies

Stockholders’ Equity:
Preferred stock (000)	- $1 par value, authorized 36,000 shares; outstanding - none	—	—
Common stock (000)	- $0.10 par value; authorized 200,000 shares; issued: 2011 - 105,329 shares; 2010 - 103,972 shares	10	10
Treasury stock at cost (000) - 2011 - none; 2010 - 1,096 shares		—	(55)
Capital received in excess of par value		2,561	2,565
Accumulated other comprehensive loss		(174)	(50)
Retained earnings (deficit)		(2,241)	(1,851)

Total stockholders’ equity		156	619

Total liabilities and stockholders’ equity		$3,719	$4,087

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(390)	$(405)	$(787)
Adjustments to Reconcile Net Loss to Net Cash:
Depreciation, depletion and amortization	166	178	203
Intangible and long-lived asset impairment charges	53	58	43
Share-based compensation expense	21	23	21
Deferred income taxes	(7)	(9)	453
Noncash income tax benefit	—	(37)	—
Gain on asset dispositions	(6)	(2)	(10)
Convertible debt embedded derivative	—	—	(10)
(Increase) Decrease in Working Capital (net of acquisitions):
Receivables	(3)	28	108
Income taxes receivable	(5)	16	(4)
Inventories	(15)	(1)	113
Prepaid expenses	(3)	—	—
Payables	16	9	(8)
Accrued expenses	(10)	13	(23)
(Increase) decrease in other assets	(2)	5	25
(Decrease) increase in other liabilities	(4)	32	2
Other, net	(5)	(2)	13

Net cash (used for) provided by operating activities	(194)	(94)	139

Investing Activities
Purchases of marketable securities	(355)	(354)	—
Sales or maturities of marketable securities	345	74	—
Capital expenditures	(55)	(39)	(44)
Net proceeds from asset dispositions	9	23	16
Loan to joint venture	(4)	(1)	(7)
Insurance proceeds	2	—	—
Return (deposit) of restricted cash	2	(2)	(1)

Net cash used for investing activities	(56)	(299)	(36)

Financing Activities
Issuance of debt	—	350	319
Repayment of debt	(6)	(7)	(195)
Payment of debt issuance fees	—	(16)	(15)
Issuances of common stock	—	1	—
Repurchases of common stock to satisfy employee tax withholding obligations	(3)	(2)	—

Net cash (used for) provided by financing activities	(9)	326	109

Effect of exchange rate changes on cash	(5)	6	7

Net (decrease) increase in cash and cash equivalents	(264)	(61)	219
Cash and cash equivalents at beginning of period	629	690	471

Cash and cash equivalents at end of period	$365	$629	$690

Supplemental Cash Flow Disclosures:
Interest paid	$196	$171	$139
Income taxes paid (refunded), net	8	(8)	(1)
Amount in accounts payable for capital expenditures	5	9	2

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except share data)	Common Shares Issued (000)	Treasury Shares (000)	Common Stock	Treasury Stock	Capital Received in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	103,972	(4,793)	$10	$(199)	$2,625	$(659)	$(227)	$1,550

Net loss						(787)		(787)
Foreign currency translation, net of tax of $0.4							52	52
Change in fair value of derivatives, net of tax benefit of $0.1							36	36
Change in pension and postretirement benefit plans, net of tax benefit of $4							59	59

Total comprehensive income (loss)								(640)
Share-based compensation					21			21
Stock issuances		121		5	(5)			—
Other					(1)			(1)

Balance at December 31, 2009	103,972	(4,672)	$10	$(194)	$2,640	$(1,446)	$(80)	$930

Net loss						(405)		(405)
Foreign currency translation, net of tax of $0.3							19	19
Change in fair value of derivatives, net of tax benefit of $8							7	7
Change in pension and postretirement benefit plans, net of tax of $39							4	4

Total comprehensive income (loss)								(375)
Share-based compensation					23			23
Stock issuances		3,576		137	(96)			41
Other				2	(2)			—

Balance at December 31, 2010	103,972	(1,096)	$10	$(55)	$2,565	$(1,851)	$(50)	$619

Net loss						(390)		(390)
Foreign currency translation, net of tax of $0.4							(29)	(29)
Change in fair value of derivatives, net of tax benefit of $1							20	20
Change in pension and postretirement benefit plans, net of tax of $6							(115)	(115)

Total comprehensive income (loss)								(514)
Share-based compensation					21			21
Stock issuances	1,357	1,096	—	55	(25)			30
Other

Balance at December 31, 2011	105,329	—	$10	—	$2,561	$(2,241)	$(174)	$156

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

ADVERTISING

Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $15 million in each of 2011 and 2010 and $13 million in 2009.

RESEARCH AND DEVELOPMENT

We charge research and development expenditures to earnings as incurred. These expenditures amounted to $13 million in each of 2011, 2010 and 2009.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments, primarily money market funds, with maturities of three months or less at the time of purchase.

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

RECEIVABLES

Trade Receivables: We include trade receivables in receivables on our consolidated balance sheets. Trade receivables are recorded at net realizable value, which includes allowances for cash discounts and doubtful accounts. We review the collectability of trade receivables on an ongoing basis. We reserve for trade receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and our collection experience.

Financing Receivables: We include short-term financing receivables in receivables and long-term financing receivables in other assets on our consolidated balance sheets. Financing receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing receivables on an ongoing basis. We reserve for financing receivables determined to be uncollectible. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2011, the allowance for credit losses was immaterial.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. We determine provisions for depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We have determined estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and five years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of those assets. There was no capitalized interest in 2011 and 2010. Capitalized interest was $3 million in 2009. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2011, we had $6 million of net property, plant and equipment included in other current assets on the consolidated balance sheet classified as “assets held for sale.” These assets are primarily owned by our United States Gypsum Company, or U.S. Gypsum, reporting unit.

INTANGIBLE ASSETS

We perform impairment tests for goodwill (when applicable) and other intangible assets with indefinite useful lives as of October 31 of each year, or more frequently if events or circumstances indicate they might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. We perform impairment tests on definite lived intangible assets upon identification of events or circumstances that may indicate the carrying amount of the assets might be unrecoverable by comparing their undiscounted cash flows with their carrying value. If we determine impairment exists, the assets are written down to estimated fair value. See Note 5 for information related to impairment testing and impairment charges.

SHARE-BASED COMPENSATION

We award share-based compensation to employees in the form of stock options, RSUs and performance shares and to directors in the form of shares of our common stock. All grants under share-based payment programs are accounted for at fair value at the date of grant. We recognize expense on all share-based awards to employees expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award.

DERIVATIVE INSTRUMENTS

We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to AOCI, and is reclassified to earnings when the transaction underlying the derivative instrument has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold in the current period. We periodically reassess the probability of the forecasted transaction underlying the derivative instrument occurring. For derivatives designated as net investment hedges, we record changes in value to AOCI. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.

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

FOREIGN CURRENCY TRANSLATION

We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We record transaction gains and losses to earnings. The total transaction loss was $4 million in 2011, $1 million in 2010 and $2 million in 2009.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires comprehensive income to be reported in either a single statement of comprehensive income or in separate, consecutive statements reporting net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. Retrospective application is required and both ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the guidance will require us to change the presentation of comprehensive income and its components which we currently report within the statement of changes in stockholders’ equity in our Annual Report on Form 10-K and in a note to the financial statements in our quarterly reports on Form 10-Q.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures for financial instruments subject to enforceable master netting arrangements. This requirement will be effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3.	Restructuring and Long-Lived Asset Impairment Charges

As part of our continuing efforts to adapt our operations to market conditions, we implemented restructuring activities in 2011, 2010 and 2009 that resulted in the following restructuring and long-lived asset impairment charges:

(millions)	2011	2010	2009
Long-lived asset impairment charges related to:
Permanently closed gypsum quarry and ship loading facility *	$53	$—	$—
Permanently closed production facilities	—	30	11
Temporarily idled production facilities	—	28	7
Other	—	—	3

Total long-lived asset impairment charges	53	58	21
Asset impairment charges related to receivables and inventory	2	6	3
Severance	7	22	16
Lease obligations	4	11	32
Other exit costs	9	13	8

Total	$75	$110	$80

*	2011 charge includes $42 million related to the write-down of the carrying values of property, machinery, equipment and buildings and $11 million related to the acceleration of the facility’s asset retirement obligation.

2011

Total charges of $75 million primarily related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, L&W Supply Corporation’s closure of nine distribution branches and its Nevada custom door and frames business and a salaried workforce reduction. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 115 and the number of hourly employees terminated and open hourly positions eliminated was approximately 90. On a segment basis, $67 million of the charges related to North American Gypsum, $7 million to Building Products Distribution and $1 million to Corporate.

2010

Total charges of $110 million primarily related to the temporary idling or permanent closure of production facilities, the temporary idling of two gypsum quarries and the Windsor ship loading facility, the closure of five distribution branches and a salaried workforce reduction. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 230 and the number of hourly employees terminated and open hourly positions eliminated was approximately 420. On a segment basis, $93 million of the total amount related to North American Gypsum, $15 million to Building Products Distribution and $1 million each to Worldwide Ceilings and Corporate.

2009

Total charges of $80 million primarily related to salaried workforce reductions, the closure of 37 distribution branches and the temporary idling or permanent closure of production facilities and costs related to production facilities closed in prior to 2009 and other exit costs. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 360 and the number of hourly employees terminated and open hourly positions eliminated was approximately 460. On a segment basis, $39 million of the total amount related to Building Products Distribution, $25 million to North American Gypsum, $5 million to Worldwide Ceilings and $11 million to Corporate.

RESTRUCTURING RESERVE

A restructuring reserve of $34 million was included in accrued expenses and long-term liabilities on the consolidated balance sheet as of December 31, 2011. We expect future payments to be approximately $12 million in 2012, $8 million in 2013 and $14 million after 2013. On a segment basis, $20 million of all expected future payments relate to Building Products Distribution, $12 million to North American Gypsum and $2 million to Corporate. All restructuring-related payments were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.

The restructuring reserve for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Balance	Annual Activity			Balance
(millions)	as of January 1	Charges	Cash Payments	Asset Impairment	as of December 31
2011 Restructuring Activities:
Severance	$11	$7	$(14)	$—	$4
Lease obligations	29	4	(12)	—	21
Asset impairments	—	55	—	(55)	—
Other exit costs	9	9	(9)	—	9

Total	$49	$75	$(35)	$(55)	$34

2010 Restructuring Activities:
Severance	$4	$22	$(15)	$—	$11
Lease obligations	34	11	(16)	—	29
Asset impairments	—	64	—	(64)	—
Other exit costs	2	13	(6)	—	9

Total	$40	$110	$(37)	$(64)	$49

2009 Restructuring Activities:
Severance	$27	$16	$(39)	$—	$4
Lease obligations	23	32	(15)	(6)	34
Asset impairments	—	24	—	(24)	—
Other exit costs	—	8	(6)	—	2

Total	$50	$80	$(60)	$(30)	$40

4.	Marketable Securities

Our investments in marketable securities as of December 31 consisted of the following:

	2011		2010
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$174	$174	$123	$123
U.S. government and agency debt securities	32	32	58	58
Asset-backed debt securities	18	18	19	19
Certificates of deposit	35	35	41	41
Municipal debt securities	27	27	27	27
Non-U.S. government debt securities	—	—	10	10

Total marketable securities	$286	$286	$278	$278

The realized and unrealized gains and losses as of and for the years ended December 31, 2011 and 2010 were immaterial.

Contractual maturities of marketable securities as of December 31 were as follows:

	2011
(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$164	$164
Due in 1-5 years	122	122
Due in more than 5 years	—	—

Total marketable securities	$286	$286

5.	Intangible Assets

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

In 2011 and 2010, there was no impairment for any of our customer relationship or trade name intangible assets. We had no recorded goodwill on our consolidated balance sheets as of December 31, 2011 and 2010 or during the years then ended.

In 2009, we recorded goodwill and other intangible asset impairment charges of $43 million. Because of continuing weak economic conditions, macroeconomic factors impacting industry business conditions, recent segment operating performance and our decision in September 2009 to close additional distribution branches, we performed interim impairment tests on L&W Supply Corporation and its subsidiaries, or L&W Supply, the reporting unit that comprises our Building Products Distribution segment, as of September 30, 2009. This testing indicated that the fair value of the L&W Supply reporting unit was less than its carrying value and, as a result, impairment existed. Consequently, in the third quarter of 2009, we recorded impairment charges totaling $41 million, of which $29 million related to L&W Supply’s intangible assets associated with trade names and $12 million was its remaining goodwill balance. No impairment existed for L&W Supply’s intangible assets associated with customer relationships. During our annual impairment review in the fourth quarter of 2009, we determined that a full impairment existed for the trade names of the Latin America reporting unit within our Worldwide Ceilings segment. This impairment resulted in an additional impairment charge of $2 million. We determined that no additional impairment existed for L&W Supply’s intangible assets based on the annual review. We had no recorded goodwill on our consolidated balance sheet as of December 31, 2009.

Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of December 31, 2011			As of December 31, 2010
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(34)	$36	$70	$(26)	$44
Other	9	(5)	4	9	(5)	4

Total	$79	$(39)	$40	$79	$(31)	$48

The weighted average amortization periods are 10 years for customer relationships and 11 years for other intangible assets with definite lives. Total amortization expense was $7 million in each of 2011 and 2010 and $8 million in 2009. Estimated annual amortization expense is as follows:

(millions)	2012	2013	2014	2015	2016
Estimated annual amortization expense	$8	$7	$7	$7	$7

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of December 31, 2011			As of December 31, 2010
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	9	(1)	8

Total	$30	$—	$30	$31	$(1)	$30

6.	Debt

Total debt as of December 31 consisted of the following:

(millions)	2011	2010
9.75% senior notes due 2014, net of discount	$297	$296
8.375% senior notes due 2018	350	350
7.75% senior notes due 2018, net of discount	499	499
6.3% senior notes due 2016	500	500
10% convertible senior notes due 2018, net of discount	383	382
Ship mortgage facility (includes $7 million of current portion of long-term debt)	36	42
Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,304	$2,308

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

The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2011, our fixed charge coverage ratio was (0.09)-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $41 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions, including the payment of dividends.

Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2011, outstanding letters of credit and the current borrowing availability requirement of $41 million, borrowings available under the credit facility were approximately $154 million. As of December 31, 2011 and during the year then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.6%. Outstanding letters of credit totaled $80 million as of December 31, 2011.

SENIOR NOTES

We have $300 million in aggregate principal amount of 9.75% senior notes due 2014 that are recorded on the consolidated balance sheets at $297 million as of December 31, 2011 and $296 million as of December 31, 2010, net of debt discount of $3 million and $4 million, respectively. Our obligations under the notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

We have $350 million in aggregate principal amount of 8.375% senior notes due 2018. Our obligations under these notes are guaranteed on a senior unsecured basis by the same domestic subsidiaries that have guaranteed the 9.75% senior notes.

We have $500 million of 7.75% senior notes due 2018 that are recorded on the consolidated balance sheets at $499 million, net of debt discount of $1 million. The interest rate payable on these notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes are upgraded or thereafter downgraded. At our current credit ratings, the interest rate on these notes is at the maximum level of 9.75%.

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

CONVERTIBLE SENIOR NOTES

We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the consolidated balance sheets at $383 million as of December 31, 2011 and $382 million as of December 31, 2010, net of debt discount of $17 million and $18 million, respectively, as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are callable beginning December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.

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

SHIP MORTGAGE FACILITY

Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $36 million as of December 31, 2011 and $42 million as of December 31, 2010. Of the total amounts outstanding as of December 31, 2011 and 2010, $7 million was classified as current portion of long-term debt on our consolidated balance sheets.

The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 3.19% as of December 31, 2011. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.

CGC CREDIT FACILITY

In 2009, our Canadian subsidiary, CGC Inc., or CGC, entered into a credit agreement with The Toronto-Dominion Bank. The credit agreement was amended in November 2011 and amended further in February 2012. The amendments in February 2012 included an increase to the aggregate principal amount of borrowings available under the credit agreement and extended the term of the agreement. The amended credit agreement allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million, up from Can. $30 million prior to the amendment. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms, including if by March 31, 2014 our 9.75% senior notes due in 2014 are not repaid, their payment is not provided for or their maturity has not been extended until at least 2016 unless we then have liquidity of at least $500 million. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property. As of December 31, 2011 and during the year then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.28%. As of December 31, 2011, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of December 31, 2011 was $29 million.

Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Under the credit agreement, revolving loans made in Canadian dollars bear interest at a floating rate based on the prime rate plus 1.25% or the Bankers’ Acceptance Discount Rate plus 2.75%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.25% or the LIBOR rate plus 2.75%, at the option of CGC. CGC may prepay the revolving loans at its discretion without premium or penalty and may be required to repay revolving loans under certain circumstances.

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

OTHER INFORMATION

The fair value of our debt was $2.176 billion as of December 31, 2011 and $2.564 billion as of December 31, 2010. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models. Interest accrued on our debt as of December 31, 2011 and December 31, 2010 was $52 million and $49 million, respectively.

As of December 31, 2011, we were in compliance with the covenants contained in our credit facilities.

The amounts of total debt outstanding as of December 31, 2011 maturing in each of the next five years and beyond were as follows:

(millions)	2012	2013	2014	2015	2016	Beyond 2016
Debt maturities	$7	$4	$304	$4	$508	$1,498

7.	Derivative Instruments

COMMODITY DERIVATIVE INSTRUMENTS

As of December 31, 2011, we had swap and option contracts to hedge $40 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of December 31, 2011 was $7 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2011. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was zero as of December 31, 2011.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $78 million as of December 31, 2011, and they mature by December 21, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2011. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $3 million unrealized gain as of December 31, 2011.

COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of December 31, 2011, our derivatives were in a net liability position of $4 million, and we provided $8 million of collateral to our counterparties related to our derivatives. No additional collateral is required under these agreements. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2011	2010	2009		2011	2010	2009
Commodity contracts	$(3)	$(18)	$(27)	Cost of products sold	$(17)	$(20)	$(64)
Foreign exchange contracts	2	(3)	(2)	Cost of products sold	(5)	—	(1)

Total	$(1)	$(21)	$(29)		$(22)	$(20)	$(65)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2011	2010	2009
Commodity contracts	Cost of products sold	$(4)	$(4)	$(4)
Foreign exchange contracts	Other expense (income), net	—	(2)	1
Interest rate contracts	Interest expense	—	—	(1)
Interest rate contracts	Other expense (income), net	—	—	1

Total		$(4)	$(6)	$(3)

As of December 31, 2011, we had no derivatives designated as net investment or fair value hedges.

The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2011 and 2010 (dollars in millions):

	0000	0000	0000	0000	0000	0000
Derivatives Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		12/31/11	12/31/10		12/31/11	12/31/10
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$8	$16
Commodity contracts	Other assets	—	—	Other liabilities	—	5
Foreign exchange contracts	Other current assets	3	—	Accrued expenses	—	3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1

Total		$4	$—		$8	$25

	0000	0000	0000	0000	0000	0000
Derivatives Not Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		12/31/11	12/31/10		12/31/11	12/31/10
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$—	$—
Total		$—	$1		$—	$—

Total derivatives		$4	$1		$8	$25

8.	Fair Value Measurements

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

(millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011:
Cash equivalents	$128	$31	$—	$159
Marketable securities:
Corporate debt securities	—	174	—	174
U.S. government and agency debt securities	—	32	—	32
Asset-backed debt securities	—	18	—	18
Certificates of deposit	—	35	—	35
Municipal debt securities	—	27	—	27
Derivative assets	—	4	—	4
Derivative liabilities	—	(8)	—	(8)
As of December 31, 2010:
Cash equivalents	$357	$59	$—	$416
Marketable securities:
Corporate debt securities	—	123	—	123
U.S. government and agency debt securities	—	58	—	58
Asset-backed debt securities	—	19	—	19
Non-U.S. government debt securities	—	10	—	10
Certificates of deposit	—	41	—	41
Municipal debt securities	—	27	—	27
Derivative assets	—	1	—	1
Derivative liabilities	—	(25)	—	(25)

Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement. During the third quarter of 2011, we decided that we would permanently close our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We measured the fair value of the Windsor real property, buildings, machinery and equipment as of September 30, 2011 by evaluating the current economic conditions for similar use assets using measurements classified as Level 3 and maximizing the use of available and reliable inputs observable in the marketplace. The fair value of the real property and buildings was estimated after considering a range of possible outcomes based on recent comparable sales and similar properties currently being marketed. Due to the lack of an established secondary market for the machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based upon a market approach considering comparable equipment adjusted for condition, age, functionality, obsolescence, marketability and location. As a result of our evaluation, long-lived Windsor assets with a carrying amount of $59 million were written down to their fair value of $6 million, resulting in a long-lived asset impairment charge of $53 million that was included in the consolidated statement of operations for 2011.

During 2010, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery, equipment and buildings at certain production facilities. We measured the fair values of that machinery and equipment and those buildings using measurements classified as Level 3 which resulted in a full impairment. As a result, we recorded long-lived asset impairment charges of $58 million related to those production facilities.

9.	Employee Retirement Plans

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

In 2011, we decided to amend our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2015 using a company-funded subsidy. The subsidy will be determined based upon years of service at retirement and Medicare eligibility. The subsidy provided to retirees eligible for Medicare will end December 31, 2019. As a result of the amendment, the measurement of the accumulated postretirement benefit obligation, or APBO, as of December 31, 2011 includes a reduction of approximately $100 million. This amendment is accounted for as a credit to unrecognized prior service cost which will be amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.

In 2010, we decided to convert our prescription drug program for retirees over the age of 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan, or EGWP. Beginning in 2012, we are using the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. When those costs are eliminated, the Part D subsidies will be shared with retirees to reduce retiree contributions. The amount of the subsidies shared with retirees will reflect the various subsidy levels of our plan (subsidies vary by years of service at retirement). We formally adopted this change effective with the December 31, 2010 measurement of our liability for retiree medical costs. As a result, in the fourth quarter of 2010, we reduced our APBO by approximately $47 million and unrecognized prior service cost by the same amount. The credit to unrecognized prior service cost is being amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.

During 2009, we modified our postretirement medical plan in response to continuing retiree health care cost increases. Effective January 1, 2011, the increase in the annual amount we pay for retiree health care coverage for eligible existing retirees and for eligible active employees who may qualify for retiree health care coverage in the future is limited to no more than 3% per year. This change resulted in a remeasurement of our APBO on May 31, 2009 which reduced the obligation by $95 million and unrecognized prior service cost by the same amount. The credit to unrecognized prior service cost is being amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility. The assumptions used in the remeasurement of our APBO were unchanged from our December 31, 2008 valuation, except that the discount rate changed from 6.85% to 7.35% as of May 31, 2009.

The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2011	2010	2009
Pension Benefits:
Service cost of benefits earned	$28	$27	$27
Interest cost on projected benefit obligation	63	63	68
Expected return on plan assets	(65)	(66)	(69)
Settlement	2	—	—
Net amortization	24	17	5

Net pension cost	$52	$41	$31

Postretirement Benefits:
Service cost of benefits earned	$6	$7	$7
Interest cost on projected benefit obligation	14	17	19
Net amortization	(22)	(17)	(14)

Net postretirement cost	$(2)	$7	$12

We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.212 billion as of December 31, 2011 and $1.051 billion as of December 31, 2010.

	Pension		Postretirement
(millions)	2011	2010	2011	2010
Selected information for plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(1,210)	$(888)
Fair value of plan assets	963	838
Selected information for plans with benefit obligations in excess of plan assets:
Benefit obligation	$(1,332)	$(1,178)	$(174)	$(286)
Fair value of plan assets	963	1,020	—	—

The following table summarizes projected pension and accumulated postretirement benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation as of January 1	$1,180	$1,075	$286	$304
Service cost	28	27	6	7
Interest cost	63	63	14	17
Curtailment/settlement	(4)	—	—	—
Participant contributions	9	10	8	8
Benefits paid	(79)	(60)	(22)	(22)
Medicare Part D subsidy receipts	—	—	1	2
Plan amendment	1	1	(100)	(47)
Actuarial loss (gain)	142	54	(18)	15
Foreign currency translation	(6)	10	(1)	2

Benefit obligation as of December 31	$1,334	$1,180	$174	$286

Change in Plan Assets:
Fair value as of January 1	$1,022	$881	$—	$—
Actual return on plan assets	(38)	133	—	—
Employer contributions	59	48	14	14
Participant contributions	9	10	8	8
Benefits paid	(79)	(60)	(22)	(22)
Curtailment/settlement	(4)	—	—	—
Foreign currency translation	(4)	10	—	—

Fair value as of December 31	$965	$1,022	$—	$—

Funded status	$(369)	$(158)	$(174)	$(286)

Components on the Consolidated Balance Sheets:
Current liabilities	$(6)	$(6)	$(16)	$(18)
Noncurrent liabilities	(363)	(152)	(158)	(268)

Net liability as of December 31	$(369)	$(158)	$(174)	$(286)

Pretax Components in AOCI:
Net actuarial loss	$521	$303	$25	$44
Prior service cost (credit)	1	2	(250)	(173)

Total as of December 31	$522	$305	$(225)	$(129)

The 2011 actuarial loss of $142 million is primarily due to reductions in the effective lump-sum payment discount rates and a reduction in the discount rate used to determine the benefit obligation from 5.50% at December 31, 2010 to 4.95% at December 31, 2011.

For the defined benefit pension plans, we estimate that during the 2012 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $34 million and prior service cost of $2 million. For the postretirement benefit plans, we estimate that during the 2012 fiscal year we will amortize from AOCI into net postretirement cost a prior service credit of $36 million and net actuarial loss of $1 million.

ASSUMPTIONS

The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2011	2010	2011	2010
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.95%	5.50%	4.50%	5.10%
Compensation increase rate	3.30%	3.00%	—	—
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.50%	5.95%	5.10%	5.85%
Expected return on plan assets	7.00%	7.00%	—	—
Compensation increase rate	3.00%	3.50%	—	—

For the measurement of the APBO at December 31, 2011 for our principal U.S. postretirement health care plan, the assumed health care cost trend rates start with a 7.10% increase in 2012 and a gradual decline in increases to 5.25% for 2015. As stated above, effective January 1, 2011, we made modifications to our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3% per year. Any additional increase will be the responsibility of plan participants. However, after January 1, 2015, due to the changes to the U.S. postretirement health care plan described above announced in 2011, the company will no longer have a material exposure to health care cost inflation for that plan. For the measurement of the APBO at December 31, 2010, the assumed health care cost trend rates started with a 7.60% increase in 2011 and a gradual decline in increases to 5.25% for 2015 and beyond.

Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact is mitigated by the 3% limit on the increase in our contributions for our U.S. postretirement health care plan effective January 1, 2011, and further mitigated by the announced changes to that plan beginning January 1, 2015. A one percentage point change in the assumed health care cost trend rates would have the following effects on our U.S. and Canadian plans:

(millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	10	(8)

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

Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio. The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2011.

	Investment Policy
	Target	Range
Asset Categories:
Equity	61%	56% - 66%
Fixed income	23%	18% - 28%
Limited partnerships	12%	8% - 16%
Real estate	4%	0% - 6%
Cash equivalents and short-term investments	—	0% - 4%

Total	100%

Equity investments are in institutional commingled/pooled equity funds, equity mutual funds and direct holdings of the common stock of U.S. and non-U.S. companies. Both the equity funds and direct holdings are invested in companies with a range of market capitalizations. This category also includes an investment in USG Corporation shares of common stock as described below. Fixed income securities include U.S. Treasury securities, non-U.S. government debt securities such as Canadian federal bonds, corporate bonds of companies from diversified industries and mortgage-backed securities. Limited partnerships include investments in funds that follow any of several different strategies, including investing in distressed debt, energy development and infrastructure and in a multi-strategy hedge fund. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return. Real estate is primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States.

During 2011, we made contributions to our pension plans that included 2,084,781 shares of our common stock, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or Trust, and were recorded on the consolidated balance sheet at the June 20, 2011 closing price of $14.84 per share, or approximately $30.9 million in the aggregate. The Contributed Shares are not reflected on the consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $14.39 per share ($14.84 less a 3% discount), or approximately $30.0 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them, as well as other of our shares in the Trust, in its discretion as fiduciary. As of December 31, 2011, the Trust held 4,658,254 shares of our common stock with an aggregate fair value of $47.3 million based on a closing price of $10.16 per share on that date. During 2011, we also contributed $10 million in cash to the Trust and $14 million in cash to our pension plan in Canada.

Fair Values of Plan Assets: The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 1. The fair values by hierarchy of inputs as of December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	2011	2010	2011	2010	2011	2010	2011	2010
Asset Categories:
Equity: (a)
Common and preferred stock	$214	$250	$—	$—	$—	$—	$214	$250
USG common stock	47	52	—	—	—	—	47	52
Commingled/pooled/mutual funds	94	106	253	264	—	—	347	370

Total equity	355	408	253	264	—	—	608	672

Fixed income: (b)
U.S. government and agency debt securities	—	—	7	12	—	—	7	12
Non-U.S. government and agency debt securities	—	—	14	14	—	—	14	14
Corporate debt securities	—	—	12	34	—	—	12	34
Mortgage-backed and asset-backed securities	—	—	1	36	—	—	1	36
Commingled/pooled funds	—	—	174	105	—	—	174	105
Other	—	—	—	5	1	1	1	6

Total fixed income	—	—	208	206	1	1	209	207

Limited partnerships (c)	—	—	—	—	88	102	88	102
Real estate funds (d)	—	—	—	—	33	25	33	25
Cash equivalents and short-term investments (e)	—	—	38	67	—	—	38	67

Total	$355	$408	$499	$537	$122	$128	$976	$1,073

Receivables							5	22
Accounts payable							(16)	(73)

Total							$965	$1,022

(a)	The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Approximately 83% of these investments are actively managed. USG common stock represents 4,658,254 and 3,087,301 shares of New York Stock Exchange listed common stock at December 31, 2011 and 2010, respectively. Certain investments in commingled/pooled equity funds have been classified as Level 2 in 2011 and 2010 because observable quoted prices for these institutional funds are not available.
(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities. For 2011 and 2010, these fixed income assets were classified as Level 2.
(c)	Limited partnerships include investments in funds that follow several different strategies, including investing in distressed debt, energy development, infrastructure and a multi-strategy hedge fund. These investments use strategies with returns normally expected to have a low correlation to the return of equities and often provide a current income component that is a meaningful portion of the investment’s total return.
(d)	Includes investments in three different private real estate funds that invest primarily in a variety of property types in geographically diverse markets across the U.S.
(e)	Cash equivalents and short-term investments are primarily held in short-term investment funds or registered money market funds with daily liquidity.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2009 and December 31, 2011 is as follows:

(millions)	Fixed Income	Real Estate	Limited Partnerships	Total
Balance as of December 31, 2009	$—	$19	$49	$68
Realized gains (losses)	—	1	1	2
Unrealized gains (losses)	—	3	8	11
Purchases, sales and settlements:
Purchases	—	3	6	9
Sales	—	(1)	(9)	(10)
Settlements	—	—	—	—
Net transfers into (out of) of Level 3	1	—	47	48

Balance as of December 31, 2010	$1	$25	$102	$128
Realized gains (losses)	—	1	—	1
Unrealized gains (losses)	—	3	(4)	(1)
Purchases, sales and settlements:
Purchases	—	6	2	8
Sales	—	(2)	(12)	(14)
Settlements	—	—	—	—
Net transfers into (out of) of Level 3	—	—	—	—

Balance as of December 31, 2011	$1	$33	$88	$122

CASH FLOWS

For 2012, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $66 million to our pension plans in 2012. Our cash payments for postretirement plans are estimated to be $16 million in 2012.

Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans, are as follows (in millions):

Years ended December 31	Pension Benefits	Postretirement Benefits
2012	$82	$16
2013	66	17
2014	68	18
2015	76	11
2016	84	11
2017 - 2021	512	56

For many years, we have had a defined contribution plan commonly known as a 401(k) plan. The plan provides participating employees the opportunity to invest 1% to 20% of their compensation on a pretax basis in any of nine investment options offered, subject to limitations on the amount that may be contributed by highly compensated employees. Participants earned a guaranteed company match of 10% on their contributions of up to 6% of their eligible compensation during 2011. The guaranteed company match was 25% in 2010 and 2009. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses. These contributions amounted to $3 million in 2011, $6 million in 2010 and $5 million in 2009.

10.	Share-Based Compensation

We grant share-based compensation to eligible participants under our amended Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders. As of December 31, 2011, a total of 12.7 million shares of common stock were authorized for grants under the LTIP, of which 4.5 million shares were reserved for future grants. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.

Our expense for share-based arrangements was $21 million in 2011, $23 million in 2010 and $21 million in 2009. No income tax benefits were recognized for share-based arrangements in the consolidated statements of operations in 2011, 2010 and 2009. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

STOCK OPTIONS

We granted stock options in 2011, 2010 and 2009 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.

We estimated the fair value of each stock option granted on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. We based expected volatility on a 50% weighting of our historical volatilities and 50% weighting of implied USG volatilities. The risk-free rate was based on zero-coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the Securities and Exchange Commission because there is not sufficient historical stock option exercise experience available.

Assumptions:	2011	2010	2009
Expected volatility	55.88%	46.90%	62.58%
Risk-free rate	2.85%	2.97%	2.63%
Expected term (in years)	6.25	6.25	6.25
Expected dividends	—	—	—

A summary of stock options outstanding as of December 31, 2011 and of stock option activity during the fiscal year then ended is presented below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2011	4,457	$25.40	7.35	$17
Granted	662	18.99
Exercised	(31)	7.86
Canceled	(34)	28.03
Forfeited	(172)	20.17
Outstanding at December 31, 2011	4,882	$24.81	6.72	$4
Exercisable at December 31, 2011	3,251	$29.93	6.12	$2
Vested or expected to vest at December 31, 2011	4,879	$24.81	6.80	$4

The weighted average grant date fair value was $10.60 for options granted during 2011, $5.92 for options granted during 2010 and $4.12 for options granted during 2009.

Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was less than $1 million in each of 2011 and 2010 and cash received from the exercise of stock options also was less than $1 million in each of those years. There were no stock options exercised in 2009. As a result of the NOL we reported for federal tax purposes for 2011, 2010 and 2009, none of the tax benefit with respect to these exercises has been reflected in capital received in excess of par value as of December 31, 2011. Included in our NOL carryforwards is $13 million for which a tax benefit of $5 million will be recorded in capital received in excess of par value if the loss carryforward is utilized.

As of December 31, 2011, there was $3 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.3 years. The total fair value of stock options vested was $14 million during 2011, $9 million during 2010 and $11 million during 2009.

RESTRICTED STOCK UNITS

We granted RSUs during 2011, 2010 and 2009. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest 100% after three to five years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.

In 2011, we granted RSUs with respect to 526,401 shares of common stock. Of this amount, 456,401 shares will generally vest in four equal annual installments beginning one year from the date of grant, 35,000 shares granted as a special retention award will vest in four equal annual installments beginning one year from the date of grant and 35,000 shares will vest upon the satisfaction of a specified performance goal.

RSUs outstanding as of December 31, 2011 and RSU activity during 2011 were as follows:

	Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	1,625	$12.99
Granted	526	18.85
Vested	(423)	12.80
Forfeited	(122)	15.00

Nonvested at December 31, 2011	1,606	$14.81

As of December 31, 2011, there was $6 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.5 years. The total fair value of RSUs that vested was $5 million during 2011, $8 million during 2010 and $7 million during 2009.

PERFORMANCE SHARES

We granted performance shares during 2011, 2010 and 2009. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.

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

Assumptions:	2011	2010	2009
Expected volatility	77.84%	73.34%	60.84%
Risk-free rate	1.20%	1.24%	1.40%
Expected term (in years)	2.89	2.89	2.89
Expected dividends	—	—	—

Nonvested performance shares outstanding as of December 31, 2011 and performance share activity during 2011 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	672	$12.23
Granted	227	25.40
Vested	(293)	8.94
Forfeited	(166)	17.30

Nonvested at December 31, 2011	440	$19.32

With respect to the 350,248 performance shares granted in 2009, for which the three-year performance period ended December 31, 2011, 293,299 shares were vested because more than the threshold level of total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, as adjusted, for the performance period was attained. The remaining performance shares granted in 2009 were forfeited.

Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $6 million as of December 31, 2011. We expect that cost to be recognized over a weighted average period of 1.7 years.

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

The number of deferred stock units held by non-employee directors was approximately 163,627 as of December 31, 2011, 107,239 as of December 31, 2010 and 81,347 as of December 31, 2009. We recorded expenses related to these deferred stock units of zero in 2011 and $1 million in 2010 and 2009.

11.	Supplemental Balance Sheet Information

INVENTORIES

Inventories as of December 31 consisted of the following:

(millions)	2011	2010
Finished goods and work in progress	$239	$227
Raw materials	66	63

Total	$305	$290

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(millions)	2011	2010
Land and mineral deposits	$119	$115
Buildings and improvements	1,106	1,129
Machinery and equipment	2,529	2,568

	3,754	3,812
Reserves for depreciation and depletion	(1,637)	(1,546)

Total	$2,117	$2,266

Annual depreciation and depletion expense	$144	$160

ACCRUED EXPENSES

Accrued expenses as of December 31 consisted of the following:

(millions)	2011	2010
Self-insurance reserves	$49	$50
Employee compensation	41	39
Interest	52	49
Restructuring	13	35
Derivatives	8	19
Other	103	102

Total	$266	$294

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI as of December 31 consisted of the following:

(millions)	2011	2010
Unrecognized loss on pension and postretirement benefit plans, net of tax	$(221)	$(106)
Derivatives, net of tax	28	8
Foreign currency translation, net of tax	19	48

Total	$(174)	$(50)

Reclassifications of net after-tax gains or losses from AOCI to earnings during 2011, 2010 and 2009 consisted of the following:

(millions)	2011	2010	2009
Loss on derivatives, net of tax	$(20)	$(20)	$(69)
(Loss) gain on unrecognized pension and postretirement benefit costs, net of tax	(2)	2	9

Total	$(22)	$(18)	$(60)

We estimate that we will reclassify a net $5 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

ASSET RETIREMENT OBLIGATIONS

Changes in our liability for asset retirement obligations during 2011 and 2010 consisted of the following:

(millions)	2011	2010
Balance as of January 1	$103	$101
Accretion expense	7	6
Liabilities incurred/adjusted	7	(2)
Liabilities settled	(1)	(1)
Asset retirements	(1)	(2)
Foreign currency translation	(1)	1

Balance as of December 31	$114	$103

Our asset retirement obligations include reclamation requirements as regulated by government authorities related principally to assets such as our mines, quarries, landfills, ponds and wells. The accounting for asset retirement obligations requires estimates by management about the timing of asset retirements, the cost of retirement obligations, discount and inflation rates used in determining fair values and the methods of remediation associated with our asset retirement obligations. We generally use assumptions and estimates that reflect the most likely remediation method on a site-by-site basis. Our estimated liability for asset retirement obligations is revised annually, or whenever events or changes in circumstances indicate that a revision to the estimate is necessary.

In instances where a decrease in the asset retirement obligation is in excess of the related remaining book value of the asset retirement costs, the excess is recorded to the consolidated statement of operations as a reduction in cost of products sold. Asset retirement obligations are included in other liabilities on the consolidated balance sheets.

12.	Income Taxes

Earnings (loss) before income taxes consisted of the following:

(millions)	2011	2010	2009
U.S.	$(367)	$(453)	$(359)
Foreign	(33)	14	22

Total	$(400)	$(439)	$(337)

Income tax (benefit) expense consisted of the following:

(millions)	2011	2010	2009
Current:
Federal	$(5)	$—	$3
Foreign	5	6	10
State	—	1	1

	—	7	14

Deferred:
Federal	—	(37)	357
Foreign	(11)	—	4
State	1	(4)	75

	(10)	(41)	436

Total (a)	$(10)	$(34)	$450

(a)	Income tax (benefit) expense includes noncash deferred tax asset valuation allowances of $149 million in 2011, $179 million in 2010 and $575 million in 2009.

Differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2011	2010	2009
Taxes on income at U.S. federal statutory rate	$(140)	$(153)	$(118)
Foreign earnings subject to different tax rates	6	—	(1)
State income tax, net of federal benefit	(18)	(24)	(1)
Change in valuation allowance	149	179	575
Change in unrecognized tax benefits	(7)	(2)	(7)
Tax benefit resulting from other comprehensive income allocation	—	(37)	—
Other, net	—	1	2

Provision for income tax (benefit) expense	$(10)	$(34)	$450
Effective income tax rate	2.6%	7.7%	(133.2)%

In the above schedule, we have reclassified State income tax to be presented gross of the change in the valuation allowance resulting in a decrease of $23 million with an offsetting increase in the Change in valuation allowance for the year ended December 31, 2010 to conform to the current year presentation.

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2011	2010
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$991	$859
Pension and postretirement benefits	206	172
Goodwill and other intangible assets	41	44
Reserves not deductible until paid	41	42
Self insurance	11	11
Capitalized interest	15	12
Derivative instruments	3	25
Inventories	8	—
Share-based compensation	29	29

Deferred tax assets before valuation allowance	1,345	1,194
Valuation allowance	(1,042)	(884)

Total deferred tax assets	$303	$310

Deferred Tax Liabilities:
Property, plant and equipment	287	297
Inventories	—	2
Other	5	12

Total deferred tax liabilities	292	311

Net deferred tax (liabilities) assets	$11	$(1)

We have established a valuation allowance in the amount of $1.042 billion consisting of $766 million for federal deferred tax assets, $270 million for state deferred tax assets and $6 million for foreign deferred tax assets.

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

As of December 31, 2011, we had federal NOL carryforwards of approximately $1.865 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2031. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $2.004 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $6 million that will expire in 2015.

As of December 31, 2011, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $264 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2012 through 2031. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.

We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million and $6 million as of December 31, 2011 and 2010, respectively, against a portion of which we have historically maintained a valuation allowance.

During periods prior to 2011, we established a valuation allowance against our deferred tax assets totaling $884 million. Based upon an evaluation of all available evidence and our losses during 2011, we recorded an increase in the valuation allowance against our deferred tax assets of $149 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $149 million increase, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $9 million. As a result, the net increase in the valuation allowance was $158 million in 2011, increasing our deferred tax assets valuation allowance to $1.042 billion as of December 31, 2011. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax assets were $11 million as of December 31, 2011. Our net deferred tax liabilities were $1 million as of December 31, 2010.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.55% for December 2011. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2011, our annual U.S. federal NOL utilization would have been limited to approximately $38 million per year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2011	2010	2009
Balance as of January 1	$34	$35	$47
Tax positions related to the current period:
Gross increase	—	—	—
Gross decrease	—	—	—
Tax positions related to prior periods:
Gross increase	2	1	2
Gross decrease	(20)	(1)	(10)
Settlements	(3)	—	(3)
Lapse of statutes of limitations	(1)	(1)	(1)

Balance as of December 31	$12	$34	$35

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of December 31, 2011, the total amounts of interest expense and penalties recognized on our consolidated balance sheet were $3 million and $1 million, respectively. The total amounts of interest and penalties recognized in our consolidated statements of operations were $(1) million for 2011, zero for 2010 and $(1) million for 2009. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $8 million for 2011, $16 million for 2010 and $33 million for 2009.

Our federal income tax returns for 2008 and prior years have been examined by the Internal Revenue Service. The U.S. federal statute of limitations remains open for the year 2004 and later years. We are under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $3 million to $5.5 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.

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

We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $633 million as of December 31, 2011. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $27 million, consisting of foreign withholding taxes.

13.	Earnings (Loss) Per Share

The reconciliation of basic loss per share to diluted loss per share is shown in the following table:

(millions, except share data)	Net Earnings (Loss)	Shares (000)	Weighted Average Per-Share Amount
2011:
Basic loss	$(390)	103,902	$(3.76)

Diluted loss	$(390)	103,902	$(3.76)

2010:
Basic loss	$(405)	100,472	$(4.03)

Diluted loss	$(405)	100,472	$(4.03)

2009:
Basic loss	$(787)	99,238	$(7.93)

Diluted loss	$(787)	99,238	$(7.93)

The diluted losses per share in 2011, 2010 and 2009 were computed using the weighted average number of common shares outstanding during the year. The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for 2011, 2010 and 2009 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 6.9 million common shares, 6.7 million common shares and 5.3 million common shares were not included in the computation of diluted losses per share for 2011, 2010 and 2009, respectively, because they were anti-dilutive.

14.	Segments

REPORTABLE SEGMENTS

(millions)	2011	2010	2009
Net Sales:
North American Gypsum	$1,695	$1,658	$1,770
Building Products Distribution	1,060	1,061	1,289
Worldwide Ceilings	697	660	663
Eliminations	(428)	(440)	(487)

Total	$3,024	$2,939	$3,235

Operating Profit (Loss):
North American Gypsum	$(136)	$(165)	$(9)
Building Products Distribution	(68)	(97)	(172)
Worldwide Ceilings	91	74	62
Corporate	(80)	(69)	(71)
Eliminations	(4)	(3)	5

Total	$(197)	$(260)	$(185)

Depreciation, Depletion and Amortization:
North American Gypsum	$120	$133	$146
Building Products Distribution	12	12	13
Worldwide Ceilings	17	18	19
Corporate	17	15	25

Total	$166	$178	$203

Capital Expenditures:
North American Gypsum	$45	$30	$36
Building Products Distribution	3	2	5
Worldwide Ceilings	6	6	3
Corporate	1	1	—

Total	$55	$39	$44

Assets:
North American Gypsum	$2,946	$2,375	$2,558
Building Products Distribution	366	356	371
Worldwide Ceilings	382	395	391
Corporate	73	1,002	816
Eliminations	(48)	(41)	(39)

Total	$3,719	$4,087	$4,097

GEOGRAPHIC INFORMATION

(millions)	2011	2010	2009
Net Sales:
United States	$2,437	$2,396	$2,725
Canada	383	362	339
Other Foreign	360	346	335
Geographic transfers	(156)	(165)	(164)

Total	$3,024	$2,939	$3,235

Long-Lived Assets:
United States	$1,948	$2,039	$2,192
Canada	150	196	174
Other Foreign	248	265	300

Total	$2,346	$2,500	$2,666

OTHER SEGMENT INFORMATION

Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.

Restructuring and long-lived asset impairment charges by segment were as follows:

(millions)	2011	2010	2009
North American Gypsum	$67	$93	$25
Building Products Distribution	7	15	39
Worldwide Ceilings	—	1	5
Corporate	1	1	11

Total	$75	$110	$80

In 2009, we also recorded (1) goodwill and other intangible asset impairment charges of $43 million, of which $41 million related to Building Products Distribution and $2 million related to Worldwide Ceilings, and (2) litigation settlement income, net of fees, of $97 million from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A., or together LaFarge, all of which related to the North American Gypsum segment.

See Note 3 for additional information regarding restructuring and long-lived asset impairment charges. See Note 5 for additional information regarding goodwill and other intangible asset impairment charges. See Note 17 for additional information regarding litigation settlement income from our lawsuit against Lafarge.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Transactions between reportable segments and geographic areas are accounted for at transfer prices that are approximately equal to market value. Intercompany transfers between segments (shown above as eliminations) largely reflect intercompany sales from U.S. Gypsum to L&W Supply. Geographic transfers largely reflect intercompany sales from U.S. Gypsum and USG Interiors, LLC to CGC and USG Mexico, S.A. de C.V.

On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2011 and 2010 and approximately 14% in 2009. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

15.	Stockholder Rights Plan

On December 21, 2006, our Board of Directors approved the adoption of a stockholder rights plan. The plan was amended on December 5, 2008. Under the rights plan, if any person or group acquires beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. During a seven-year standstill period that expires in August 2013, Berkshire Hathaway Inc. (and certain of its affiliates) will not trigger the rights so long as Berkshire Hathaway complies with the terms of a shareholder’s agreement we entered into with Berkshire Hathaway and, following that seven-year standstill period, the term “Acquiring Person” will not include Berkshire Hathaway (and certain of its affiliates) unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis. Among other things, the shareholder’s agreement limits during the standstill period Berkshire Hathaway’s acquisitions of beneficial ownership of our voting stock to 40% of our voting stock on a fully diluted basis, except in limited circumstances, and the manner in which it may seek to effect an acquisition or other extraordinary transaction involving USG.

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

16.	Commitments and Contingencies

We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $80 million in 2011, $90 million in 2010 and $94 million in 2009. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2011 were $63 million in 2012, $55 million in 2013, $40 million in 2014, $29 million in 2015 and $24 million in 2016. The aggregate obligation after 2016 was $82 million.

17.	Litigation

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

L&W Supply’s sales of Knauf Tianjin wallboard, which were confined to the Florida region in 2006, were relatively limited. The amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes involved is greater because many homes contain a mixture of different brands of wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, when Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home. Of the property damage claims asserted to date where our records indicate we delivered wallboard to the home, we have identified approximately 280 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the claims relating to approximately 140 of those homes.

We have entered into an agreement with Knauf that caps our responsibility for property damage claims relating to Knauf Tianjin wallboard. Pursuant to the agreement, our liability for property damage claims relating to Knauf Tianjin wallboard is limited to a fixed amount per square foot for the property at issue. Our agreement with Knauf does not address claims for bodily injury or claims relating to wallboard made at other Knauf plants in China, neither of which has been a significant factor in the Chinese wallboard litigation. In late 2011, Knauf announced that it had reached a comprehensive settlement with a core group of attorneys representing plaintiffs who had filed lawsuits against Knauf relating to Knauf Tianjin wallboard. Pursuant to the settlement, Knauf will offer the plaintiffs remediation of their property or a cash payment to resolve their claims. This settlement also includes bodily injury claims. Plaintiffs would have the right to accept the terms of the settlement or opt out and continue to pursue their claims in litigation. Knauf’s comprehensive settlement does not alter the terms of our settlement with Knauf.

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

As of December 31, 2011, we have an accrual of $14 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $10 million. Our accrual does not take into account litigation costs which are expensed as incurred, potential costs of resolving claims for bodily injury, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims significantly exceeds our estimates, or the cost of resolving bodily injury claims is more than nominal. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.

ENVIRONMENTAL LITIGATION

We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of December 31, 2011, we have an accrual of $14 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.

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

OTHER LITIGATION

We are named as defendants in other claims and lawsuits arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We believe that we have properly accrued for our probable liability in connection with these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material effect upon our results of operations, financial position or cash flows.

18.	Quarterly Financial Data (unaudited)

	Quarter
(millions, except share data)	First	Second	Third	Fourth
2011:
Net sales	$721	$761	$792	$750
Gross profit	36	53	53	43
Operating loss	(58)	(21)	(76)	(42	)(a)
Net loss	(105)	(70)	(115)	(100	)(a)
Loss Per Common Share:
Basic (b)	(1.01)	(0.69)	(1.09)	(0.95	)(a)
Diluted (b)	(1.01)	(0.69)	(1.09)	(0.95	)(a)

2010:
Net sales	$716	$769	$758	$696
Gross profit	14	55	51	44
Operating loss	(82)	(25)	(58)	(95	)(c)
Net loss	(110)	(74)	(100)	(121	)(c)
Loss Per Common Share:
Basic (b)	(1.10)	(0.74)	(1.00)	(1.17	)(c)
Diluted (b)	(1.10)	(0.74)	(1.00)	(1.17	)(c)

(a)	Operating loss and net loss for the fourth quarter of 2011 included restructuring and long-lived asset impairment charges of $5 million pretax ($4 million, or $0.04 per diluted share, after-tax).
(b)	The sum of the four quarters is not necessarily the same as the total for the year.
(c)	Operating loss and net loss for the fourth quarter of 2010 included restructuring and long-lived asset impairment charges of $56 million pretax ($52 million, or $0.52 per diluted share, after-tax).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule, Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2012 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 14, 2012

USG CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(millions)	Beginning Balance	Additions (a)	Deductions (b)	Ending Balance

Year ended December 31, 2011:
Doubtful accounts	$15	$9	$(8)	$16
Cash discounts	2	36	(36)	2

Year ended December 31, 2010:
Doubtful accounts	14	8	(7)	15
Cash discounts	2	27	(27)	2

Year ended December 31, 2009:
Doubtful accounts	11	12	(9)	14
Cash discounts	4	28	(30)	2

(a)	Reflects provisions charged to earnings
(b)	Reflects receivables written off as related to doubtful accounts and discounts allowed as related to cash discounts

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

February 14, 2012

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USG Corporation:

We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Corporation and our report dated February 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 14, 2012

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	CONTROLS AND PROCEDURES

Not applicable

Item 9B.	OTHER INFORMATION

ANNUAL MANAGEMENT INCENTIVE PROGRAM

On February 8, 2012, our Board of Directors approved our 2012 Annual Management Incentive Program. Under the program, 50% of the par incentive award for each of our named executive officers is based on a formula related to adjusted consolidated net earnings and 50% is based on specified operating and financial targets.

On February 8, 2012, the Board of Directors also approved the following operating and financial targets for our named executive officers under the 2012 Annual Management Incentive Program: Building Systems adjusted operating profit (loss), L&W Supply adjusted operating profit (loss), International adjusted operating profit, adjusted EBITDA, working capital (as a percentage of net sales) and United States wallboard spread. Each named executive officer has been assigned four or five of these targets.

No awards will be earned or paid under the 2012 Annual Management Incentive Program until we report an adjusted operating profit for a full calendar year. Earned awards will be doubled if we report an adjusted operating profit for 2012 and increased by 25% if we report an adjusted operating profit for 2013 but not for 2012. No awards will be earned or paid under the 2012 Annual Management Incentive Program if we do not report an annual adjusted operating profit until after 2014.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant (as of February 14, 2012):

Name	Age	Present Position and Business Experience During the Last Five Years

James S. Metcalf	54	Chairman of the Board of Directors since December 2011.
		President and Chief Executive Officer since January 2011.
		President and Chief Operating Officer prior thereto.

Stanley L. Ferguson	59	Executive Vice President and General Counsel.

Richard H. Fleming	64	Executive Vice President and Chief Financial Officer.

Christopher R. Griffin	49	Executive Vice President – Operations since September 2010.
		Senior Vice President, President, USG International and President, CGC Inc., to September 2010. Vice President to February 2010. President, CGC Inc., to January 2008.

Brian J. Cook	54	Senior Vice President, Human Resources.

Dominic A. Dannessa	55	Senior Vice President and Chief Technology Officer since February 2010.
		Vice President and Chief Technology Officer to February 2010.
		Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives to July 2008. Vice President; Executive Vice President, Manufacturing, USG Building Systems, to January 2008.

Brendan J. Deely	46	Senior Vice President since February 2010 and President and Chief Executive Officer, L&W Supply Corporation, since May 2007.
		Vice President to February 2010; President and Chief Operating Officer, L&W Supply Corporation, to May 2007.

D. Rick Lowes	57	Senior Vice President, Business Development and Operational Services since September 2010.
		Senior Vice President, Finance to September 2010. Senior Vice President and Controller to March 2010. Vice President and Controller prior thereto.

William J. Kelley Jr.	47	Vice President and Controller since March 2010.
		Vice President, Finance, Pepsi Beverage Company, in March 2010. Vice President, Finance – Field Sales, PepsiAmericas, Inc., to March 2010.

Karen L. Leets	55	Vice President and Treasurer.

Mary A. Martin	56	Vice President and Associate General Counsel since July 2009.
		Associate General Counsel prior thereto.

Ellis A. Regenbogen	65	Vice President since February 2008 and Corporate Secretary and Associate General Counsel since October 2006.

Name	Age	Present Position and Business Experience During the Last Five Years

Jeffrey P. Rodewald	57	Vice President, Employee Benefits, Safety and Corporate Services since July 2009.
		Senior Director, Employee Benefits, Safety and Corporate Services to July 2009. Director, Employee Benefits, USG Corporation, and Vice President, Human Resources, USG International, to September 2007.

Jennifer F. Scanlon	45	Vice President and President, International, since September 2010.
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

Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2012, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2012, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about our common stock that may be issued upon exercise of options under our Long-Term Incentive Plan, which was approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	4,866,526	$24.75	4,503,612
Equity compensation plans not approved by stockholders	—	—	—

Total	4,866,526	$24.75	4,503,612

Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2012, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2012, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 9, 2012, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

3. Exhibits

Exhibit Number	Exhibit

Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006)

3.2	Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2011)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.9	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.11	Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 **

4.12	Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.13	Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 **

4.14	Registration Rights Agreement, dated as of June 21, 2011 between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated June 24, 2011)

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

Material Contracts:

10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.11	Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) * **

10.12	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.13	Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.14	Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.15	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.16	Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent **

10.17	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.18	Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent **

10.19	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.17 to the 2010 10-K) *

10.20	2012 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.21	Annual Base Salaries of Named Executive Officers of USG Corporation * **

10.22	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.23	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.24	USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.25	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.26	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.27	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.28	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.29	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.31	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.32	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.33	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.34	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.35	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.36	Form of Amended and Restated Performance Based Restricted Stock Units Agreement * **

10.37	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.38	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.39	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.40	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.41	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.42	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.43	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.44	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.45	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.46	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.47	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.48	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank **

10.49	Amendment to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.50	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.51	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.52	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

Other:

21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

95	Mine Safety Disclosures **

101	The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, (2) the consolidated balance sheets as of December 31, 2011 and 2010, (3) the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009, (4) the consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010 and 2009 and (5) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

February 14, 2012

	By:	/s/ Richard H. Fleming
Richard H. Fleming
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James S. Metcalf		February 14, 2012
JAMES S. METCALF
Director, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard H. Fleming		February 14, 2012
RICHARD H. FLEMING
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ William J. Kelley Jr.		February 14, 2012
WILLIAM J. KELLEY JR.
Vice President and Controller
(Principal Accounting Officer)

JOSE ARMARIO, LAWRENCE M. CRUTCHER,	)	By:	/s/ Richard H. Fleming
W. DOUGLAS FORD, GRETCHEN R. HAGGERTY,	)		Richard H. Fleming
WILLIAM H. HERNANDEZ, BRIAN A. KENNEY,	)		Attorney-in-fact
RICHARD P. LAVIN, STEVEN F. LEER,	)		February 14, 2012
MARVIN E. LESSER	)
Directors	)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006)

3.2	Certificate of Correction of the Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2011)

3.3	Amended and Restated By-Laws of USG Corporation, dated as of May 13, 2009 (incorporated by reference to Exhibit 3.1 to USG Corporation’s Current Report on Form 8-K dated May 19, 2009)

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007)

4.2	Rights Agreement, dated as of December 21, 2006, between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Registration Statement on Form 8-A dated December 21, 2006)

4.3	Amendment to Rights Agreement, dated as of December 5, 2008, to the Rights Agreement, dated as of December 21, 2006, by and between USG Corporation and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 1 to Form 8-A dated December 5, 2008)

4.4	Indenture, dated as of November 1, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated November 20, 2006, or the November 2006 8-K)

4.5	Supplemental Indenture No. 1, dated as of November 17, 2006, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.02 to the November 2006 8-K)

4.6	Form of 7.750% Senior Note due 2018 (incorporated by reference to USG Corporation’s Current Report on Form 8-K dated September 26, 2007)

4.7	Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8	Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.9	Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.10	Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.11	Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 **

4.12	Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.13	Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 **

4.14	Registration Rights Agreement, dated as of June 21, 2011 between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated June 24, 2011)

10.1	Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

10.2	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated October 2, 2008, or the First October 2008 8-K) *

10.3	Form of Change in Control Severance Agreement (Tier 1 Benefits) (incorporated by reference to Exhibit 10.2 to the First October 2008 8-K) *

10.4	Form of Change in Control Severance Agreement (Tier 2 Benefits) (incorporated by reference to Exhibit 10.3 to the First October 2008 8-K) *

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to USG Corporation’s Annual Report on Form 10-K dated February 15, 2008, or the 2007 10-K) *

10.6	USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.7	Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.8	Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.9	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.10	Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.11	Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) * **

10.12	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.13	Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.14	Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010)

10.15	Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.16	Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent **

10.17	Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.18	Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent **

10.19	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.17 to the 2010 10-K) *

10.20	2012 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.21	Annual Base Salaries of Named Executive Officers of USG Corporation * **

10.22	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.23	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.24	USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.25	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.26	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.27	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.28	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.29	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.31	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.32	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.33	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.34	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.35	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.36	Form of Amended and Restated Performance Based Restricted Stock Units Agreement * **

10.37	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.38	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.39	Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.40	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.41	Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.42	Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.43	Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.44	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.45	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.46	Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.47	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.48	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank **

10.49	Amendment to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.50	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.51	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.52	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

Other:

21	Subsidiaries **

23	Consent of Independent Registered Public Accounting Firm **

24	Power of Attorney **

31.1	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Executive Officer **

31.2	Rule 13a - 14(a) Certifications of USG Corporation’s Chief Financial Officer **

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer **

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer **

95	Mine Safety Disclosures **

101	The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, (2) the consolidated balance sheets as of December 31, 2011 and 2010, (3) the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009, (4) the consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010 and 2009 and (5) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith