Form 10-Q
period 2012-03-31
USG CORP
filed 2012-04-30
CIK 757011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   X   Accelerated filer        Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X

The number of shares of the registrant’s common stock outstanding as of March 31, 2012 was 105,838,296.

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(millions, except per-share and share data)	Three Months ended March 31,
	2012	2011

Net sales	$ 812	$ 721
Cost of products sold	702	685

Gross profit	110	36
Selling and administrative expenses	81	85
Restructuring and long-lived asset impairment charges	2	9

Operating profit (loss)	27	(58)
Interest expense	52	52
Interest income	(1)	(2)
Other expense, net	1	-

Loss before income taxes	(25)	(108)
Income tax expense (benefit)	2	(3)

Net loss	$ (27)	$ (105)

Basic loss per common share	$ (0.26)	$ (1.01)
Diluted loss per common share	$ (0.26)	$ (1.01)

Average common shares	105,718,156	103,021,407
Average diluted common shares	105,718,156	103,021,407

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(millions)	Three Months ended March 31,
	2012	2011

Net loss	$ (27)	$ (105)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges	(2)	3
Pension and postretirement benefits	(2)	(3)
Foreign currency translation	22	17

Other comprehensive income, net of tax	18	17

Comprehensive loss	$ (9)	$ (88)

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)	As of March 31, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$470	$365
Short-term marketable securities	73	164
Restricted cash	1	1
Receivables (net of reserves - $18 and $18)	396	324
Inventories	313	305
Income taxes receivable	9	8
Deferred income taxes	4	4
Other current assets	37	55

Total current assets	1,303	1,226

Long-term marketable securities	65	122
Property, plant and equipment (net of accumulated depreciation and depletion - $1,684 and $1,637)	2,107	2,117
Deferred income taxes	25	25
Other assets	233	229

Total assets	$3,733	$3,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$249	$233
Accrued expenses	261	266
Current portion of long-term debt	7	7
Deferred income taxes	12	12
Income taxes payable	4	7

Total current liabilities	533	525

Long-term debt	2,296	2,297
Deferred income taxes	6	6
Other liabilities	744	735
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	-	-
Common stock	10	10
Treasury stock	-	-
Capital received in excess of par value	2,568	2,561
Accumulated other comprehensive loss	(156)	(174)
Retained earnings (deficit)	(2,268)	(2,241)

Total stockholders’ equity	154	156

Total liabilities and stockholders’ equity	$3,733	$3,719

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)	Three Months ended March 31,
	2012	2011
Operating Activities
Net loss	$(27)	$(105)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	40	41
Long-lived asset impairment charges	-	1
Share-based compensation expense	9	13
Deferred income taxes	1	(1)
(Gain) loss on asset disposition	(4)	-
(Increase) decrease in working capital:
Receivables	(73)	(71)
Income taxes receivable	(1)	1
Inventories	(7)	(16)
Prepaid expenses	10	-
Payables	15	26
Accrued expenses	-	(10)
Decrease in other assets	-	3
(Decrease) increase in other liabilities	4	(5)
Other, net	2	3

Net cash used for operating activities	(31)	(120)

Investing Activities
Purchases of marketable securities	(23)	(97)
Sales or maturities of marketable securities	170	69
Capital expenditures	(14)	(13)
Net proceeds from asset dispositions	10	1
Investments in joint ventures	(7)	-
Loan to joint venture	-	(4)

Net cash provided by (used for) investing activities	136	(44)

Financing Activities
Repayment of debt	(1)	(1)
Repurchases of common stock to satisfy employee tax withholding obligations	(3)	(3)

Net cash used for financing activities	(4)	(4)

Effect of exchange rate changes on cash	4	3

Net increase (decrease) in cash and cash equivalents	105	(165)
Cash and cash equivalents at beginning of period	365	629

Cash and cash equivalents at end of period	$470	$464

Supplemental Cash Flow Disclosures:
Interest paid	$44	$44
Income taxes paid, net	4	4
Amount in accounts payable for capital expenditures	3	2

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

We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which we filed with the SEC on February 14, 2012.

2.	Recent Accounting Pronouncement

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

3.	Restructuring and Long-Lived Asset Impairment Charges

We recorded restructuring charges totaling $2 million during the first quarter of 2012. These charges included $1 million for severance related to our December 2011 salaried workforce reduction and $1 million for exit costs related to production facilities closed in prior years.

RESTRUCTURING RESERVES

Restructuring reserves totaling $31 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2012. Total cash payments charged against the restructuring reserve in the first three months of 2012 amounted to $5 million. We expect future payments to be approximately $8 million during the remainder of 2012, $8 million in 2013 and $15 million after 2013. All restructuring-related payments in the first three months of 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/11	2012 Activity		Balance as of 3/31/12
(millions)		Cash Charges	Payments
Severance	$4	$1	$(3)	$2
Lease obligations	21	-	(1)	20
Other exit costs	9	1	(1)	9
Total	$34	$2	$(5)	$31

2011

During the first quarter of 2011, we recorded restructuring and long-lived asset impairment charges totaling $9 million. These charges included $4 million for severance related to a salaried workforce reduction program and a 2011 cost reduction initiative for L&W Supply Corporation, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value, $1 million for lease obligations, and $3 million for exit costs related to production facilities closed in prior years.

4.	Segments

Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

(millions)	Net Sales		Operating Profit (Loss)
Three Months Ended March 31,	2012	2011	2012	2011
North American Gypsum	$486	$416	$32	$(29)
Building Products Distribution	270	243	(6)	(22)
Worldwide Ceilings	183	177	29	26
Corporate	-	-	(22)	(29)
Eliminations	(127)	(115)	(6)	(4)

Total	$812	$721	$27	$(58)

Restructuring and long-lived asset impairment charges by segment were as follows:

	Three Months ended March 31,
(millions)	2012	2011
North American Gypsum	$2	$7
Building Products Distribution	-	1
Worldwide Ceilings	-	-
Corporate	-	1

Total	$2	$9

See Note 3 for information related to restructuring and long-lived asset impairment charges and the restructuring reserve as of March 31, 2012.

5.	Earnings (Loss) Per Share

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

(millions, except per-share and share data)	Net Loss	Shares (000)	Weighted Average Per-Share Amount
Three Months Ended March 31, 2012:
Basic loss	$(27)	105,718	$(0.26)

Diluted loss	$(27)	105,718	$(0.26)

Three Months Ended March 31, 2011:
Basic loss	$(105)	103,021	$(1.01)

Diluted loss	$(105)	103,021	$(1.01)

The diluted losses per share for the first quarters of 2012 and 2011 were computed using the weighted average number of common shares outstanding during each quarter. The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of the diluted loss per share for the first quarters of 2012 and 2011 because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 7.8 million common shares and 7.3 million common shares were not included in the computation of diluted losses per share for the first quarters of 2012 and 2011, respectively, because their inclusion was anti-dilutive.

6.	Marketable Securities

Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $170 million for the three months ended March 31, 2012. Our investments in marketable securities consisted of the following:

	As of March 31, 2012		As of December 31, 2011
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$86	$86	$174	$174
U.S. government and agency debt securities	12	12	32	32
Asset-backed debt securities	9	9	18	18
Certificates of deposit	16	16	35	35
Municipal debt securities	15	15	27	27

Total marketable securities	$138	$138	$286	$286

The realized and unrealized gains and losses for the quarter ended March 31, 2012 and year ended December 31, 2011 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of March 31, 2012 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$73	$73
Due in 1-5 years	65	65
Due in more than 5 years	-	-

Total marketable securities	$138	$138

Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

7.	Intangible Assets

Intangible assets are included in other assets on the condensed consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of March 31, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(35)	$35	$70	$(34)	$36
Other	9	(6)	3	9	(5)	4

Total	$79	$(41)	$38	$79	$(39)	$40

Total amortization expense was $2 million for the first three months of each of 2012 and 2011. Estimated annual amortization expense is as follows:

(millions)	2012	2013	2014	2015	2016	2017
Estimated annual amortization expense	$8	$7	$7	$7	$7	$2

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of March 31, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$-	$22	$22	$-	$22
Other	8	-	8	8	-	8

Total	$30	$-	$30	$30	$-	$30

8.	Debt

Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	As of March 31, 2012	As of December 31, 2011
9.75% senior notes due 2014, net of discount	$297	$297
8.375% senior notes due 2018	350	350
7.75% senior notes due 2018, net of discount	499	499
6.3% senior notes due 2016	500	500
10% convertible senior notes due 2018, net of discount	384	383
Ship mortgage facility (includes $7 million of current portion of long-term debt)	34	36
Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,303	$2,304

CREDIT FACILITY

We have a credit facility that allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The credit facility matures on December 21, 2015 unless terminated earlier in accordance with its terms, including if by May 2, 2014 our 9.75% senior notes due in 2014 are not repaid, their payment is not provided for or their maturity has not been extended until at least 2016 unless we then have liquidity, as defined in the credit facility, of at least $500 million.

The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2012, our fixed charge coverage ratio was 0.22-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $47 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions, including the payment of dividends.

Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2012, outstanding letters of credit and the current borrowing availability requirement of $47 million, borrowings available under the credit facility were approximately $180 million. As of March 31, 2012 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.5%. Outstanding letters of credit totaled $84 million as of March 31, 2012.

CGC CREDIT FACILITY

Our Canadian subsidiary, CGC Inc., or CGC, has a credit agreement that, as amended in February 2012, allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms. Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Under the credit agreement, revolving loans made in Canadian dollars bear interest at a floating rate based on the prime rate plus 1.25% or the Bankers’ Acceptance Discount Rate plus 2.75%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.25% or the LIBOR rate plus 2.75%, at the option of CGC. As of March 31, 2012 and during the quarter then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.3%. As of March 31, 2012, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of March 31, 2012 was $39 million.

REPURCHASE OF SENIOR NOTES

On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012 we will record a loss on early extinguishment of debt of approximately $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. As of April 27, 2012, $59 million of the 2014 Senior Notes remained outstanding.

ISSUANCE OF SENIOR NOTES

On April 12, 2012 we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.

The 2020 Senior Notes will be recorded on the consolidated balance sheets at $248 million, net of debt discount of $2 million. We will defer approximately $5 million of financing costs that will be amortized to interest expense over the term of the notes. Our obligations under the 2020 Senior Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable at any time, or in part from time to time, at our option on or after March 30, 2016 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes at our option at any time prior to March 30, 2016, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 0.5%, plus any accrued and unpaid interest on the principal amount being redeemed to the redemption date.

The 2020 Senior Notes contain a provision the same as or similar to the provision in our other senior notes that requires us to offer to purchase those notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control.

The indenture governing the 2020 Senior Notes contains events of default, covenants and restrictions that are the same as those governing our other senior notes, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.

OTHER INFORMATION

The fair value of our debt was $2.620 billion as of March 31, 2012 and $2.176 billion as of December 31, 2011. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models, and is classified as Level 2. See Note 10 for further discussion on fair value measurements and classifications. Interest accrued on our debt as of March 31, 2012 and December 31, 2011 was $58 million and $52 million, respectively.

As of March 31, 2012, we were in compliance with the covenants contained in our credit facilities.

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

COMMODITY DERIVATIVE INSTRUMENTS

As of March 31, 2012, we had swap and option contracts to hedge $44 million notional amounts of natural gas. All of these contracts mature by December 31, 2012. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of March 31, 2012 was $9 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of 2012. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was zero as of March 31, 2012.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

We have a foreign exchange forward contract to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of this contract was $32 million as of March 31, 2012, and it matures on March 27, 2013. We do not apply hedge accounting for this contract and all changes in the fair value are recorded to earnings. As of March 31, 2012, the fair value of this contract was zero.

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $59 million as of March 31, 2012, and they mature by December 21, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of 2012. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $3 million unrealized gain as of March 31, 2012.

COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2012, our derivatives were in a net liability position of $6 million, and we provided $8 million of collateral to our counterparties related to our derivatives. No additional collateral is required under these agreements. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION

The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2012	2011		2012	2011
Commodity contracts	$(4)	$-	Cost of products sold	$(3)	$(5)
Foreign exchange contracts	(2)	(3)	Cost of products sold	(1)	-

Total	$(6)	$(3)		$(4)	$(5)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
				2012	2011
Commodity contracts			Cost of products sold	$-	$-
Foreign exchange contracts			Other expense, net	-	(1)

Total				$-	$(1)

The following are the fair values of derivative instruments on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 (dollars in millions):

Derivatives Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		3/31/12	12/31/11		3/31/12	12/31/11
Commodity contracts	Other current assets	$-	$1	Accrued expenses	$9	$8
Commodity contracts	Other assets	-	-	Other liabilities	-	-
Foreign exchange contracts	Other current assets	3	3	Accrued expenses	-	-
Foreign exchange contracts	Other assets	-	-	Other liabilities	-	-

Total		$3	$4		$9	$8

Derivatives Not Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		3/31/12	12/31/11		3/31/12	12/31/11
Commodity contracts	Other current assets	$-	$-	Accrued expenses	$-	$-
Foreign exchange contracts	Other current assets	-	-	Accrued expenses	-	-

Total		$-	$-		$-	$-

Total derivatives		$3	$4		$9	$8

As of March 31, 2012, we had no derivatives designated as net investment or fair value hedges.

10.	Fair Value Measurements

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11
Cash equivalents	257	128	27	31	-	-	284	159
Marketable securities:
Corporate debt securities	-	-	86	174	-	-	86	174
U.S. government and agency debt securities	-	-	12	32	-	-	12	32
Asset-backed debt securities	-	-	9	18	-	-	9	18
Certificates of deposit	-	-	16	35	-	-	16	35
Municipal debt securities	-	-	15	27	-	-	15	27
Derivative assets	-	-	3	4	-	-	3	4
Derivative liabilities	-	-	(9)	(8)	-	-	(9)	(8)

11.	Employee Retirement Plans

The components of net pension and postretirement benefits costs are summarized in the following table:

	Three Months ended March 31,
(millions)	2012	2011
Pension:
Service cost of benefits earned	$8	$7
Interest cost on projected benefit obligation	16	16
Expected return on plan assets	(17)	(16)
Net amortization	9	6

Net pension cost	$16	$13

Postretirement:
Service cost of benefits earned	$1	$2
Interest cost on projected benefit obligation	2	4
Net amortization	(9)	(6)

Net postretirement cost	$(6)	$-

We currently expect to contribute approximately $66 million to our pension plans in 2012. During the first quarter of 2012 and during April 2012, we contributed $2 million and $7 million, respectively, to our pension plan in Canada.

12.	Share-Based Compensation

During the first quarter of 2012, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.

STOCK OPTIONS

We granted stock options to purchase 657,821 shares of common stock during the first three months of 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.

We estimated the fair value of each stock option granted to be $8.16 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of our historical volatilities and 50% weighting of our implied volatilities. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.

The assumptions used in the valuation were as follows: expected volatility 58.45%, risk-free rate 1.24%, expected term (in years) 6.25 and expected dividends 0.

RESTRICTED STOCK UNITS

We granted RSUs with respect to 464,721 shares of common stock during the first three months of 2012 that generally vest in four equal annual installments beginning one year from the date of grant. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSU’s granted during the first three months of 2012 had a weighted average fair value of $14.76.

PERFORMANCE SHARES

We granted 208,046 performance shares during the first three months of 2012. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.

We estimated the fair value of each performance share granted to be $22.59 on the date of grant using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.

The assumptions used in the valuation were as follows: expected volatility 68.07%, risk-free rate 0.36%, expected term (in years) 2.90 and expected dividends 0.

13.	Supplemental Balance Sheet Information

INVENTORIES

Total inventories consisted of the following:

(millions)	As of March 31, 2012	As of December 31, 2011
Finished goods and work in progress	$253	$239
Raw materials	60	66

Total	$313	$305

ASSET RETIREMENT OBLIGATIONS

Changes in the liability for asset retirement obligations consisted of the following:

	Three Months ended March 31,
(millions)	2012	2011
Balance as of January 1	$114	$103
Accretion expense	2	2
Liabilities incurred/adjusted	(1)	-
Liabilities settled	-	-

Balance as of March 31	$115	$105

As of December 31, 2011, we had $6 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet classified as “assets held for sale.” These assets are primarily owned by United States Gypsum Company. There were no amounts classified as assets held for sale as of March 31, 2012.

14.	Income Taxes

We had income tax expense of $2 million and an effective tax rate of (8.0)% in the first quarter of 2012. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance. Therefore, any loss before income taxes does not generate a corresponding income tax benefit.

We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the first quarter of 2011 we recorded a $3 million noncash income tax benefit on the loss from continuing operations. This benefit was offset by income tax expense on comprehensive income. Because the income tax expense on comprehensive income is equal to the income tax benefit from continuing operations, our deferred tax position was not impacted by this tax allocation.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of March 31, 2012, we had federal net operating loss, or NOL, carryforwards of approximately $1.899 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032 of which no amounts are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.038 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.

As of March 31, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $266 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of March 31, 2012 against a portion of which we have historically maintained a valuation allowance.

During periods prior to 2011, we established a valuation allowance against our deferred tax assets totaling $1.042 billion. Based upon an evaluation of all available evidence and our loss for the first three months of 2012, we recorded an increase in the valuation allowance against our deferred tax assets of $14 million during that period. In addition to being impacted by the $13 million increase due to the first quarter loss, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $1 million. As a result, our valuation allowance increased to $1.056 billion as of March 31, 2012.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.47% for March 2012. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2012, our annual U.S. federal NOL utilization would have been limited to approximately $63 million per year.

15.	Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of AOCI are summarized in the following table for the three months ended March 31, 2012 and 2011:

	Derivatives		Defined Benefit and Pension Plans		Foreign Currency Translation		AOCI
(millions)	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance	$28	$8	$(221)	$(106)	$19	$48	$(174)	$(50)
Other comprehensive income (loss), net of tax	(2)	3	(2)	(3)	22	17	18	17

Ending balance	$26	$11	$(223)	$(109)	$41	$65	$(156)	$(33)

After-tax loss on derivatives reclassified from AOCI to earnings was $3 million during the first quarter of 2012. We estimate that we will reclassify a net $7 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

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

L&W Supply’s sales of Knauf Tianjin wallboard, which were confined to the Florida region in 2006, were relatively limited. The amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes involved is greater because many homes contain a mixture of different brands of wallboard. Our records contain the addresses of the homes and other construction sites to which L&W Supply delivered wallboard, but do not specifically identify the manufacturer of the wallboard delivered. Therefore, when Chinese-made wallboard is identified in a home, we can determine from our records whether L&W Supply delivered wallboard to that home. Of the property damage claims asserted to date where our records indicate we delivered wallboard to the home, we have identified approximately 290 homes where we have confirmed the presence of Knauf Tianjin wallboard or, based on the date and location, the wallboard in the home could be Knauf Tianjin wallboard. We have resolved the claims relating to approximately 170 of those homes and, as described below, recently reached a class settlement agreement that may resolve the remainder of those claims.

In early 2011, we entered into an agreement with Knauf that effectively caps our responsibility for property damage claims relating to Knauf Tianjin wallboard at a fixed amount per square foot for the property at issue. In late 2011, Knauf reached a class settlement resolving claims of homeowners who had filed lawsuits against Knauf relating to Knauf Tianjin wallboard. Pursuant to the settlement, Knauf will establish a fund to either pay for the remediation of the homeowner’s property or provide a cash payment to the homeowner to resolve their claims, including any bodily injury claims. In the first quarter of 2012, we effectively joined in this class settlement by entering into an agreement pursuant to which we will contribute to the class settlement fund the same fixed amount per square foot as was agreed to in our earlier settlement with Knauf. Our per-square-foot contribution is limited to those homes to which we supplied Knauf Tianjin wallboard. Homeowners will have the right to accept the terms of the settlement or opt out and continue to pursue their claims in litigation. The class settlement has been preliminarily approved by the judge presiding over the multi-district litigation. It is expected that the court will set a date for final approval in July 2012. If the class settlement is not approved, or any plaintiffs decline to participate in the class settlement, our original settlement with Knauf remains in effect and caps our responsibility for Knauf Tianjin property damage claims.

Although the vast majority of Chinese drywall claims against us relate to Knauf Tianjin board, we have received some claims relating to other Chinese-made wallboard sold by L&W Supply Corporation. Most, but not all, of the other Chinese-made wallboard we sold was manufactured by Knauf at other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems. A small percentage of claims made against L&W Supply Corporation relate to Chinese-made wallboard that was not manufactured by Knauf, but which is alleged to have odor and corrosion problems. Those claims are not encompassed within our settlement with Knauf.

As of March 31, 2012, we have an accrual of $12 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $9 million. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims significantly exceeds our estimates, or the cost of resolving bodily injury claims is more than estimated. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.

ENVIRONMENTAL LITIGATION

We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of March 31, 2012, we have an accrual of $13 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.

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

Overview

SEGMENTS

Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2012

•	residential and nonresidential repair and remodel activity accounted for approximately 53% of our net sales,

•	new residential construction accounted for approximately 23% of our net sales,

•	new nonresidential construction accounted for approximately 22% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.

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

Geographic Information: For the first three months of 2012, approximately 77% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION

Consolidated net sales in the first quarter of 2012 were $812 million, up 13% from the first quarter of 2011. We had an operating profit of $27 million in the first quarter of 2012 compared to an operating loss of $58 million in the first quarter of 2011. Our net loss was $27 million, or $0.26 per share, in the first quarter of 2012 compared to a net loss of $105 million, or $1.01 per share, in the first quarter of 2011.

As of March 31, 2012, we had $608 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity was $827 million as of March 31, 2012 compared to $834 million as of December 31, 2011.

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

Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In March 2012, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have decreased to 654,000 units compared with 694,000 units reported for February 2012 and 714,000 units reported for January 2012. These levels are low by historical standards and only about one-third of the level at the peak of the housing boom. Despite the decrease in the annualized rate of housing starts in March, newly issued building permits, a gauge of future construction, increased 4.5% in March compared to the prior month to an annualized rate of 747,000, the highest level since September 2008. Most industry analysts believe that the level of new home construction is no longer declining, that a recovery over the next few years may be modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new home construction in the United States in 2012 are for a range of from 680,000 to 1,000,000 units. We currently estimate that 2012 housing starts in the U.S. will be in the lower end of that range.

New nonresidential construction also has experienced significant declines over the past several years. Demand for our products from new nonresidential construction is correlated to floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed was unchanged in 2011 compared with 2010. This followed a 13% decrease in 2010 compared to 2009 and a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 2% in 2012 from the 2011 level.

The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in 2011, a 1.7% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales declined for the second consecutive month in March to 4.48 million units compared to 4.63 million units in January and 4.60 million units in February. These levels compare with a high of 7.1 million units in 2005. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all adversely affected demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2012 will be approximately 2% above the 2011 level.

The outlook for our international businesses is mixed. We continue to see most of the markets in which we do business stabilize after the effects of the global financial crisis, and emerging markets are showing growth. However, there is uncertainty regarding the strength of our Western European markets due to continuing concerns about the European fiscal and economic environment.

The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 4.34 billion square feet in the first quarter of 2012, up approximately 2% compared with 4.27 billion square feet in the first quarter of 2011. We estimate that industry shipments in the United States for all of 2012 will be approximately 18.2 billion square feet, up approximately 4% from 17.5 billion square feet in 2011.

U.S. Gypsum shipped 1.16 billion square feet of SHEETROCK® brand gypsum wallboard in the first three months of 2012, a 17% increase from 992 million square feet in the first three months of 2011. The increase in U.S. Gypsum’s SHEETROCK® wallboard shipments in the first quarter of 2012 compared with the first quarter of 2011 exceeded the increase for industry gypsum board shipments primarily due to demand for our lightweight gypsum panel products. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 28% in the first quarter of 2012, up from 24% in the first quarter 2011 and 25% in the fourth quarter of 2011.

Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. We estimate that the industry capacity utilization rate was approximately 54% during the first quarter of 2012 compared to 51% during the first quarter of 2011 and 56% during the fourth quarter of 2011. We project that the industry capacity utilization rate will remain at approximately its current level for the balance of 2012. Despite our realization of price improvement during the first quarter, we could experience pressure on gypsum wallboard selling prices and gross margins at such a low level of capacity utilization.

RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES

Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In the fourth quarter of 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which was idled in the first quarter of that year. Since January 1, 2007, we have eliminated approximately 4,710 salaried and hourly positions. As part of L&W Supply’s efforts to reduce its cost structure, it closed a total of 112 distribution branches from January 1, 2007 through December 31, 2011. There were no distribution branch closures in the first quarter of 2012, and L&W Supply continued to serve its customers from 155 branches in the United States as of March 31, 2012. We will continue to adjust our operations to the economic conditions in our markets.

Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no impairments of our long-lived assets in the first quarter of 2012.

Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring and impairment charges. See Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors in our 2011 Annual Report on Form 10-K for additional information regarding conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and the effects of climate change and other risks and uncertainties that affect us.

KEY STRATEGIES

While adjusting our operations during this challenging business cycle, we are continuing to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding internationally and growing nonwallboard product lines; and

•	differentiate USG from our competitors through innovation.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2012	2011	% Increase (Decrease)
Three Months ended March 31:
Net sales	$812	$721	13%
Cost of products sold	702	685	2%
Gross profit	110	36	206%
Selling and administrative expenses	81	85	(5)%
Restructuring and long-lived asset impairment charges	2	9	(78)%
Operating profit (loss)	27	(58)	-
Interest expense	52	52	-
Interest income	(1)	(2)	(50)%
Other income, net	1	-	-
Income tax expense (benefit)	2	(3)	-
Net loss	(27)	(105)	(74)%
Basic and diluted loss per share	(0.26)	(1.01)	(74)%

NET SALES

Consolidated net sales in the first quarter of 2012 increased $91 million, or 13%, compared with the first quarter of 2011. Net sales increased 17% for our North American Gypsum segment, 3% for our Worldwide Ceilings segment and 11% for our Building Products Distribution segment. The higher level of net sales for North American Gypsum primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard and joint compound and increased volume for its DUROCK® brand cement board. The higher level of net sales for Worldwide Ceilings primarily reflected USG Interiors’ higher selling prices for ceiling grid and ceiling tile. Net sales for Building Products Distribution increased primarily due to L&W Supply’s increased sales of construction metal and ceilings products and improved gypsum wallboard pricing.

COST OF PRODUCTS SOLD

Cost of products sold for the first quarter of 2012 increased $17 million, or 2%, compared with the first quarter of 2011 primarily reflecting higher volumes of gypsum wallboard and gypsum-related products. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 11% in the first quarter of 2012 compared with the first quarter of 2011. Per unit cost decreases of 31% for energy and 20% for fixed costs were partially offset by 3% higher per unit costs for raw materials. For USG Interiors, per unit manufacturing costs increased in the first quarter of 2012 compared with the first quarter of 2011 for ceiling grid primarily due to higher steel costs and for ceiling tile primarily due to higher per unit costs for raw materials and fixed costs. Those increases were partially offset by lower energy costs.

GROSS PROFIT

Gross profit was $110 million for the first quarter of 2012 compared with $36 million for the first quarter of 2011. Gross profit as a percentage of net sales was 13.5% for the first quarter of 2012 and 5.0% for the first quarter of 2011.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $81 million in the first quarter of 2012 compared with $85 million in the first quarter of 2011. The lower level of expenses primarily reflected lower expenses for long-term incentive compensation and retiree medical insurance. As a percentage of net sales, selling and administrative expenses were 10.0% for the first quarter of 2012 compared to 11.8% for the first quarter of 2011.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES

We recorded restructuring charges totaling $2 million during the first quarter of 2012. These charges, which related to North American Gypsum, included $1 million for severance associated with our December 2011 salaried workforce reduction and $1 million for exit costs related to production facilities closed in prior years.

During the first quarter of 2011, we recorded restructuring and long-lived asset impairment charges totaling $9 million. These charges included $4 million for severance related to a salaried workforce reduction program and a 2011 cost reduction initiative for L&W Supply Corporation, $1 million for long-lived asset impairment related to an asset that was written down to its net realizable value, $1 million for lease obligations, and $3 million for exit costs related to production facilities closed in prior years. On a segment basis, $7 million of the charges related to North American Gypsum, $1 million to Building Products Distribution and $1 million to Corporate.

Total cash payments charged against the restructuring reserve in the first three months of 2012 amounted to $5 million. We expect future payments to be approximately $8 million during the remainder of 2012, $8 million in 2013 and $15 million after 2013. All restructuring-related payments in the first three months of 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. See Note 3 to the condensed consolidated financial statements for additional information related to our restructuring reserve.

INTEREST EXPENSE

Interest expense was $52 million in the first quarter of 2012, unchanged from the first quarter of 2011.

INCOME TAX EXPENSE (BENEFIT)

We had income tax expense of $2 million and benefit of $3 million and effective tax rates of (8.0)% and 2.9% in the first quarters of 2012 and 2011, respectively. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdictions.

NET LOSS

A net loss of $27 million, or $0.26 per basic and diluted share, was recorded in the first quarter of 2012 compared with a net loss of $105 million, or $1.01 per basic and diluted share, in the first quarter of 2011.

Segment Results of Operations

NORTH AMERICAN GYPSUM

Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three Months ended March 31,
(millions)	2012(a)	2011(b)	% Increase (Decrease)
Net Sales:
U. S. Gypsum	$381	$318	20%
CGC (gypsum)	84	76	11%
USG Mexico	40	41	(2)%
Other (c)	8	7	14%
Eliminations	(27)	(26)	4%
Total	$486	$416	17%

Operating Profit (Loss):
U. S. Gypsum	$29	$(29)	-
CGC (gypsum)	3	3	-
USG Mexico	5	5	-
Other (c)	(5)	(8)	(38)%
Total	$32	$(29)	-

(a)	Operating profit for the first quarter of 2012 included restructuring charges of $2 million that related to U.S. Gypsum.
(b)	Operating loss for the first quarter of 2011 included restructuring and long-lived asset impairment charges of $7 million. These charges included $5 million related to U.S. Gypsum and $2 million related to our mining operation in Nova Scotia, Canada, which was permanently closed in the fourth quarter of 2011.
(c)	Includes our shipping company and, for 2011, our mining operation in Nova Scotia, Canada.

U.S. Gypsum: Net sales in the first quarter of 2012 were $381 million, up $63 million, or 20%, compared with the first quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $43 million, or 40%, reflecting a 17% increase in gypsum wallboard shipments, which favorably affected sales by $18 million, and a 19% increase in average gypsum wallboard selling prices, which increased sales by $25 million. Net sales of products other than SHEETROCK® brand gypsum wallboard were $230 million in the first quarter of 2012, a 10% increase compared to the first quarter of 2011. Net sales of SHEETROCK® brand joint compound increased $5 million, or 6%, due to 4% higher volume and 2% higher selling prices. Net sales of DUROCK® brand cement board increased $7 million due to a 36% increase in volume, due largely to a promotional offering by a primary customer for that product, partially offset by a 3% decrease in selling prices. Net sales of FIBEROCK® brand gypsum fiber panels declined $2 million primarily due to a 23% decrease in volume as a result of the decision by that product’s principal customer in 2011 to reduce the number of tile backer products it carries. Net sales of other products increased an aggregate of $10 million compared with the first quarter of 2011.

Operating profit of $29 million was recorded in the first quarter of 2012 compared with an operating loss of $29 million in the first quarter of 2011. The $58 million favorable change in operating results reflected gross profit improvements of (a) $38 million for SHEETROCK® brand gypsum wallboard, of which $37 million was due to a higher gross margin as a result of higher selling prices, increased sales of higher margin UltraLight Panel products and lower per unit manufacturing costs and $1 million was due to the increase in shipments, (b) $3 million for SHEETROCK® brand joint compound due to the higher volume and an improved gross margin, (c) $2 million for DUROCK® brand cement board due to higher volume and (d) a $3 million aggregate increase in gross profit for other product lines. Operating profit for the first quarter of 2012 also benefited from a $4 million gain on the sale of surplus real estate, a $3 million decrease in restructuring charges, a $3 million aggregate decrease in depreciation and miscellaneous costs and a $2 million decrease in selling and administrative expenses compared to the first quarter of 2011. Gross profit for FIBEROCK® brand gypsum fiber panels was unchanged compared to the first quarter of 2011 as the decline in volume was offset by improved gross margin.

U.S. Gypsum’s shipments of gypsum wallboard increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the mild weather conditions across the United States and favorable customer response to SHEETROCK® Brand UltraLight Panels. Demand for our UltraLight Panels was aided by U.S. Gypsum’s position with the “big box” retailers that serve the residential repair and remodel market and the appeal of the UltraLight Panels to independent specialty dealers, including now the introduction of FIRECODE® 30 and X type, who are seeking to differentiate their product offering. U.S. Gypsum shipped 1.16 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2012, a 17% increase from 992 million square feet in the first quarter of 2011. SHEETROCK® Brand UltraLight Panels accounted for 41% of all of U.S. Gypsum’s wallboard shipments during the first quarter of 2012, up from 38% in the fourth quarter of 2011. We estimate that capacity utilization rates were approximately 54% for the industry and 50% for U.S. Gypsum during the first quarter of 2012.

Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $130.43 per thousand square feet in the first quarter of 2012, up 19% from $109.15 in the first quarter of 2011 and 16% from $112.59 in the fourth quarter of 2011. Effective January 1, 2012, U.S. Gypsum discontinued its practice of offering job quotes, or price protection, for wallboard sold in the United States. U.S. Gypsum also implemented a price increase for wallboard with the new price being guaranteed for all of 2012. Despite our realization of improvement in our average wallboard selling price since January 1, 2012, we could experience pressure on gypsum wallboard selling prices if capacity utilization rates do not improve.

Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard decreased 11% in the first quarter of 2012 compared with the first quarter of 2011. Per unit cost decreases of 31% for energy and 20% for fixed costs were partially offset by 3% higher per unit costs for raw materials. Compared to the fourth quarter of 2011, SHEETROCK® brand gypsum wallboard manufacturing costs per unit declined 7% primarily due to per unit cost decreases of 19% for energy, 18% for fixed costs and 1% for raw materials.

CGC (gypsum): Net sales in the first quarter of 2012 were $84 million, an increase of $8 million, or 11%, compared to the first quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $5 million due to a 15% increase in volume that was partially offset by 2% lower selling prices. Net sales of joint treatment products and other non-wallboard products each increased $1 million, and outbound freight increased $2 million. These increases were partially offset by a $1 million unfavorable impact of currency translation. Operating profit in the first quarter of 2012 was $3 million, unchanged from the first quarter of 2011. Gross profit increases of $1 million for gypsum wallboard, primarily due to the increase in volume and 3% lower per unit manufacturing costs, primarily energy and fixed costs, and $2 million for joint treatment and other products were offset by an aggregate increase of $3 million for overhead and miscellaneous costs.

USG Mexico: Net sales for our Mexico-based subsidiary were $40 million in the first quarter of 2012, down from $41 million in the first quarter of 2011. Sales declines of $2 million for DUROCK® brand cement board and $1 million for drywall steel were partially offset by a $1 million increase in sales of gypsum wallboard, reflecting 27% higher volume and 2% higher selling prices, and an aggregate increase of $1 million for sales of ceiling products, glass mat sheathing and miscellaneous product lines. Operating profit was $5 million in the first quarter of 2012, unchanged from the first quarter of 2011, as a gross profit decline of $1 million for DUROCK® brand cement board was offset by a $1 million decrease in miscellaneous costs. Gross profit for all other product lines was unchanged compared to the first quarter of 2011.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three Months ended March 31,
(millions)	2012	2011(a)	% Increase (Decrease)
Net sales	$270	$243	11%
Operating loss	(6)	(22)	(73)%

(a)	Operating loss for the first quarter of 2011 included restructuring charges of $1 million.

L&W Supply’s net sales in the first quarter of 2012 were $270 million, up $27 million, or 11%, compared with the first quarter of 2011. Net sales of gypsum wallboard increased $8 million, or 11%, reflecting 15% higher average gypsum wallboard selling prices, which favorably affected sales by $11 million, partially offset by a 3% decrease in gypsum wallboard volume, which adversely affected sales by $3 million. Net sales increased $9 million, or 16%, for construction metal products and $4 million, or 8%, for ceilings products primarily due to higher selling prices. Net sales of all other products increased $6 million, or 10%. Same-location net sales for the first quarter of 2012 were up 13% compared with the first quarter of 2011.

An operating loss of $6 million was incurred in the first quarter of 2012 compared with an operating loss of $22 million in the first quarter of 2011. The $16 million reduction in operating loss was attributable to a $5 million decrease in operating expenses primarily attributable to L&W Supply’s cost reduction programs and higher gross profit for gypsum wallboard (up $2 million) and other product lines (up $8 million). The increase in gross profit for gypsum wallboard reflected a 15% increase in gypsum wallboard gross margin that was partially offset by a $1 million decrease due to the lower shipments. That gross margin increase and the impact of rebates favorably affected operating profit by $3 million. There were no restructuring charges in the first quarter of 2012 compared with $1 million in the first quarter of 2011.

L&W Supply continued to serve its customers from 155 distribution branches in the United States as of March 31, 2012. L&W Supply operated 155 distribution branches as of December 31, 2011 and 163 distribution branches as of March 31, 2011.

WORLDWIDE CEILINGS

Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three Months ended March 31,
(millions)	2012	2011	% Increase (Decrease)
Net Sales:
USG Interiors	$119	$110	8%
USG International	59	61	(3)%
CGC (ceilings)	18	19	(5)%
Eliminations	(13)	(13)	-
Total	$183	$177	3%

Operating Profit (Loss):
USG Interiors	$23	$18	28%
USG International	3	4	(25)%
CGC (ceilings)	3	4	(25)%
Total	$29	$26	12%

USG Interiors: Net sales for our domestic ceilings business in the first quarter of 2012 were $119 million, an increase of $9 million, or 8%, compared with the first quarter of 2011. This increase reflected higher selling prices for ceiling grid and tile and higher volumes for ceiling tile. Operating profit was $23 million, an increase of $5 million, or 28%, compared with the first quarter of 2011 due to the increased ceiling tile volume and improved gross margins for ceiling grid and tile.

Net sales in the first quarter of 2012 increased $3 million for ceiling grid and $6 million for ceiling tile. Other products were virtually unchanged compared with the first quarter of 2011. Ceiling grid sales benefited from a 9% increase in selling prices, which favorably affected sales by $3 million, while ceiling grid volume was virtually unchanged. Ceiling tile sales increased due to 2% higher volume, which favorably affected sales by $1 million, and 7% higher selling prices, which favorably affected sales by $5 million.

The increase in operating profit primarily reflected improved gross margins for both ceiling grid and ceiling tile. Selling and administrative expenses were virtually unchanged compared with the first quarter of 2011. Gross profit for ceiling grid increased $1 million due to increased gross margin as higher selling prices were partially offset by higher per unit manufacturing costs, primarily higher steel costs. The increase in gross profit for ceiling tile was attributable to a $3 million increase in gross margin reflecting higher selling prices, partially offset by higher per unit manufacturing costs primarily due to higher raw materials and fixed costs that were partially offset by lower energy costs, and a $1 million increase due to the higher ceiling tile volume.

USG International: Net sales were $59 million and operating profit was $3 million in the first quarter of 2012 compared to net sales of $61 million and operating profit of $4 million in the first quarter of 2011. The declines were primarily attributable to lower sales and gross profit for ceiling grid, partially offset by increased sales and gross profit for joint compound, in Europe, lower sales and gross profit for ceiling grid and gypsum fiber panels primarily due to the timing of project work in the Pacific Region, and an unfavorable impact of currency translation. These declines were partially offset by increased sales and gross profit for all product lines in Latin America. Operating profit was also adversely affected by higher selling and administrative expenses.

CGC (ceilings): Net sales of $18 million and operating profit of $3 million for the first quarter of 2012 each were $1 million below the first quarter of 2011 level. The declines primarily reflected 9% lower selling prices for ceiling tile.

CORPORATE

The operating loss for Corporate decreased to $22 million in the first quarter of 2012 compared with $29 million in the first quarter of 2011 primarily due to lower expenses for long-term incentive compensation, retiree medical insurance and an enterprise-wide initiative to improve back office efficiency and the absence in 2012 of expenses incurred in 2011 associated with upgrades to our technology infrastructure.

Liquidity and Capital Resources

LIQUIDITY

As of March 31, 2012, we had $608 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity as of March 31, 2012 was $827 million, including $219 million of borrowing availability under our revolving credit facilities.

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

Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2012, our fixed charge coverage ratio was 0.22-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $47 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $180 million. In February 2012, we increased the maximum amount available for borrowing under CGC’s credit facility to Can. $40 million from Can. $30 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of March 31, 2012 was $39 million.

On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased approximately $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As of April 27, 2012, $59 million of the 2014 Senior Notes remained outstanding.

On April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.

We expect our total capital expenditures for 2012 will be approximately $75 million. In the first three months of 2012, they totaled $14 million. Interest payments are expected to increase to approximately $202 million in 2012 compared with $196 million in 2011 due to a higher average level of debt outstanding, offset in part by a reduced average interest rate on our debt.

We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, because of our significant interest expense, cash flows are expected to be negative and reduce our liquidity in 2012. In addition to interest, cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds. We currently anticipate $60 million of loans to and investments in joint ventures in 2012. We expect to fund a substantial portion of these expenditures through surplus asset sales and other divestitures. In the first three months of 2012, investments in joint ventures totaled $7 million.

The amount of cash and cash equivalents held by our foreign subsidiaries was $190 million as of March 31, 2012. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance. Our undistributed foreign earnings as of March 31, 2012 are considered permanently reinvested.

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

CASH FLOWS

The following table presents a summary of our cash flows:

	Three Months ended March 31,
(millions)	2012	2011
Net cash provided by (used for):
Operating activities	$(31)	$(120)
Investing activities	136	(44)
Financing activities	(4)	(4)
Effect of exchange rate changes on cash	4	3
Net increase (decrease) in cash and cash equivalents	$105	$(165)

Operating Activities: The variation between the first three months of 2012 and the first three months of 2011 reflected (a) a net favorable variation of $70 million in the net loss and the adjustments to reconcile the net loss to net cash and (b) decreases in net cash outflows of $14 million for working capital and $5 million for other liabilities and assets.

Investing Activities: The variation between the first three months of 2012 and the first three months of 2011 primarily reflected (a) a net cash inflow of $147 million from the sales or maturities of marketable securities in 2012 compared with a net cash outflow of $28 million for purchases of marketable securities in 2011, (b) a $9 million increase in net proceeds from asset dispositions and (c) a cash outflow of $7 million for investments in existing joint ventures in 2012.

Financing Activities: Cash flows used in financing activities were the same in the first three months of 2012 and the first three months of 2011 reflecting debt repayments of $1 million and $3 million recorded as repurchases of common stock in each period. Shares are withheld from employees in connection with the vesting of restricted stock units in an amount equal to their withholding tax obligations, which we satisfy in cash.

CAPITAL EXPENDITURES

Capital spending amounted to $14 million in the first three months of 2012 compared with $13 million in the first three months of 2011. Because of the high level of investment that we made in our operations during 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2012 to approximately $75 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $253 million as of March 31, 2012 compared with $256 million as of December 31, 2011. Approved expenditures as of March 31, 2012 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until 2013 or later, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.

WORKING CAPITAL

As of March 31, 2012, working capital (current assets less current liabilities) amounted to $770 million, and the ratio of current assets to current liabilities was 2.44-to-1. As of December 31, 2011, working capital amounted to $701 million, and the ratio of current assets to current liabilities was 2.34-to-1.

Cash and Cash Equivalents: As of March 31, 2012, we had $470 million of cash and cash equivalents compared with $365 million as of December 31, 2011. The increase in cash and cash equivalents during the first quarter of 2012 was primarily due to net sales or maturities of marketable securities of $147 million, primarily offset by cash used in operations of $31 million and payments of $14 million for capital expenditures.

Short-Term Marketable Securities: As of March 31, 2012, we had $73 million of short-term marketable securities compared with $164 million as of December 31, 2011. The decline in short-term marketable securities was due to the net sales or maturities during the period.

Receivables: As of March 31, 2012, receivables were $396 million, up $72 million, or 22%, from $324 million as of December 31, 2011. This increase primarily reflected a 24% increase in consolidated net sales in March 2012 compared with December 2011.

Inventories: As of March 31, 2012, inventories were $313 million, up $8 million, or 3%, from $305 million as of December 31, 2011 reflecting an increase in finished goods and work-in-progress due to the seasonal increase in business in the first quarter compared to the fourth quarter.

Accounts Payable: As of March 31, 2012, accounts payable were $249 million, up $16 million, or 7%, from $233 million as of December 31, 2011 primarily due to an 8% increase in cost of goods sold in March 2012 compared with December 2011.

MARKETABLE SECURITIES

Marketable securities in which we invest are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. The realized and unrealized gains and losses for the three months ended March 31, 2012 were immaterial. See Note 6 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.

DEBT

Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.323 billion ($2.303 billion, net of debt discount of $20 million) as of March 31, 2012 and $2.325 billion ($2.304 billion, net of debt discount of $21 million) as of December 31, 2011. As of March 31, 2012 and during the quarter then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 8 to the condensed consolidated financial statements for additional information about our debt.

Realization of Deferred Tax Asset

As of March 31, 2012, we had federal NOL carryforwards of approximately $1.899 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period.

As of March 31, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $266 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of March 31, 2012 against a portion of which we have historically maintained a valuation allowance.

For the three months ended March 31, 2012, we established an additional valuation allowance of $14 million against our deferred tax assets primarily due to our losses during that period. As a result, we increased our deferred tax assets valuation allowance to $1.056 billion as of March 31, 2012. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 14, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2012.

Recent Accounting Pronouncement

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

•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	changes in raw material, energy, transportation and employee benefit costs;

•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;

•	capacity utilization rates for us and the industry;

•	changes in laws or regulations, including environmental and safety regulations;

•	the outcome in contested litigation matters;

•	our ability to complete surplus asset sales and other divestitures;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.

We assume no obligation to update any forward-looking information contained in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years.

COMMODITY PRICE RISK

We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2012. The notional amount of these hedge contracts in place as of March 31, 2012 was $44 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $9 million unrealized loss as of March 31, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2012 was $2 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

We have a foreign exchange forward contract to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of this contract was $32 million as of March 31, 2012, and it matures on March 27, 2013. As of March 31, 2012, the fair value of this contract was zero.

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $59 million as of March 31, 2012, and they mature by December 21, 2012. The fair value of these contracts was a $3 million unrealized gain as of March 31, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2012 was $6 million. This analysis does not consider the underlying exposure.

INTEREST RATE RISK

As of March 31, 2012, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.

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

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item  1, Note 16 to the condensed consolidated financial statements for additional information regarding legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on March 31 2012 into a total of approximately 1,491 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6.    EXHIBITS

4.1	Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated April 12, 2012)

10.1	Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 26, 2012)

10.2	Change in Control Severance Agreement, dated as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated March 26, 2012)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 (3) the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011and (4) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION

By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

By	/s/ Richard H. Fleming
Richard H. Fleming,
Executive Vice President and
Chief Financial Officer

April 27, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1	Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated April 12, 2012)

10.1	Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 26, 2012)

10.2	Change in Control Severance Agreement, dated as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated March 26, 2012)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 (3) the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011and (4) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith