Form 10-Q
period 2012-06-30
USG CORP
filed 2012-07-25
CIK 757011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2012 was 107,337,548.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(millions, except per-share and share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$825	$761	$1,637	$1,482
Cost of products sold	716	708	1,418	1,393

Gross profit	109	53	219	89
Selling and administrative expenses	78	72	159	157
Restructuring and long-lived asset impairment charges	—	2	2	11

Operating profit (loss)	31	(21)	58	(79)
Interest expense	52	52	104	104
Interest income	(1)	(2)	(2)	(4)
Loss on extinguishment of debt	41	—	41	—
Other income, net	(2)	(2)	(1)	(2)

Loss before income taxes	(59)	(69)	(84)	(177)
Income tax (benefit) expense	(2)	1	—	(2)

Net loss	$(57)	$(70)	$(84)	$(175)

Basic loss per common share	$(0.53)	$(0.69)	$(0.79)	$(1.70)
Diluted loss per common share	$(0.53)	$(0.69)	$(0.79)	$(1.70)

Average common shares	106,089,602	103,550,643	105,839,241	103,286,025
Average diluted common shares	106,089,602	103,550,643	105,839,241	103,286,025

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(57)	$(70)	$(84)	$(175)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges	5	5	3	8
Pension and postretirement benefits	11	9	9	6
Foreign currency translation	(17)	6	5	23

Other comprehensive income (loss), net of tax	(1)	20	17	37

Comprehensive loss	$(58)	$(50)	$(67)	$(138)

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)	As of June 30, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$405	$365
Short-term marketable securities	74	164
Restricted cash	18	1
Receivables (net of reserves — $18 and $18)	371	324
Inventories	307	305
Income taxes receivable	6	8
Deferred income taxes	3	4
Other current assets	44	55

Total current assets	1,228	1,226

Long-term marketable securities	54	122
Property, plant and equipment (net of accumulated depreciation and depletion — $1,706 and $1,637)	2,108	2,117
Deferred income taxes	24	25
Other assets	235	229

Total assets	$3,649	$3,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$228	$233
Accrued expenses	252	266
Current portion of long-term debt	7	7
Deferred income taxes	12	12
Income taxes payable	5	7

Total current liabilities	504	525

Long-term debt	2,305	2,297
Deferred income taxes	6	6
Other liabilities	703	735
Commitments and contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	11	10
Treasury stock	—	—
Capital received in excess of par value	2,589	2,561
Accumulated other comprehensive loss	(157)	(174)
Retained earnings (deficit)	(2,325)	(2,241)

Stockholders’ equity of parent	118	156
Noncontrolling interest	13	—

Total stockholders’ equity including noncontrolling interest	131	156

Total liabilities and stockholders’ equity	$3,649	$3,719

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)	Six months ended June 30,
	2012	2011
Operating Activities
Net loss	$(84)	$(175)
Adjustments to reconcile net loss to net cash:
Depreciation, depletion and amortization	79	85
Loss on extinguishment of debt	41	—
Long-lived asset impairment charges	1	1
Share-based compensation expense	13	16
Deferred income taxes	2	1
Noncash income tax benefit	(4)	(3)
Gain on asset dispositions	(7)	(1)
(Increase) decrease in working capital:
Receivables	(48)	(54)
Income taxes receivable	2	1
Inventories	(2)	(23)
Prepaid expenses	3	(6)
Payables	(4)	19
Accrued expenses	(4)	(13)
Decrease (increase) in other assets	1	(12)
(Decrease) increase in other liabilities	(4)	6
Other, net	(2)	4

Net cash used for operating activities	(17)	(154)

Investing Activities
Purchases of marketable securities	(70)	(221)
Sales or maturities of marketable securities	227	176
Capital expenditures	(28)	(25)
Acquisition of mining rights	(16)	—
Net proceeds from asset dispositions	14	1
Investments in joint ventures	(11)	—
Loan to joint venture	(4)	(4)
(Deposit) return of restricted cash	(16)	2

Net cash provided by (used for) investing activities	96	(71)

Financing Activities
Issuance of debt	248	—
Repayment of debt	(280)	(3)
Payment of debt issuance fees	(5)	—
Issuance of common stock	1	—
Repurchases of common stock to satisfy employee tax withholding obligations	(5)	(3)

Net cash used for financing activities	(41)	(6)

Effect of exchange rate changes on cash	2	4

Net increase (decrease) in cash and cash equivalents	40	(227)
Cash and cash equivalents at beginning of period	365	629

Cash and cash equivalents at end of period	$405	$402

Supplemental Cash Flow Disclosures:
Interest paid	$105	$97
Income taxes paid, net	$2	$8
Amount in accounts payable for capital expenditures	$2	$2

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

We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which we filed with the SEC on February 14, 2012.

2.	Recent Accounting Pronouncements

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

3.	Restructuring and Long-Lived Asset Impairment Charges

We recorded the following restructuring and long-lived asset impairment charges during the three and six months ended June 30, 2012 and 2011:

(millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Severance	$—	$—	$1	$4
Lease obligations	(1)	1	(1)	2
Long-lived asset impairment	1	—	1	1
Other exit costs	—	1	1	4

Total	$—	$2	$2	$11

2012

Charges in 2012 included severance related to our December 2011 salaried workforce reduction, exit costs related to production facilities closed in prior years and an impairment related to previously idled machinery and equipment that we subsequently disposed.

2011

Charges in 2011 included severance related to a salaried workforce reduction and a cost reduction initiative for L&W Supply Corporation, write down of an asset to its net realizable value and lease obligations and exit costs related to production facilities closed in prior years.

RESTRUCTURING RESERVES

Restructuring reserves totaling $27 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2012. Total cash payments charged against the restructuring reserve in the first six months of 2012 amounted to $8 million. We expect future payments to be approximately $5 million during the remainder of 2012, $8 million in 2013 and $14 million after 2013. All restructuring-related payments in the first six months of 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/2011	2012 Activity			Balance as of 6/30/2012
		Charges	Cash Payments	Asset Impairment
(millions)
Severance	$4	$1	$(3)	$—	$2
Lease obligations	21	(1)	(3)	—	17
Asset impairments	—	1	—	(1)	—
Other exit costs	9	1	(2)	—	8

Total	$34	$2	$(8)	$(1)	$27

4.	Segments

Our operations are organized into three reportable segments: North American Gypsum, Building Products Distribution and Worldwide Ceilings. Segment results were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2012	2011	2012	2011
Net Sales:
North American Gypsum	$473	$420	$959	$836
Building Products Distribution	293	270	563	513
Worldwide Ceilings	177	173	360	350
Eliminations	(118)	(102)	(245)	(217)

Total	$825	$761	$1,637	$1,482

Operating Profit (Loss):
North American Gypsum	$31	$(16)	$63	$(45)
Building Products Distribution	(7)	(14)	(13)	(36)
Worldwide Ceilings	22	22	51	48
Corporate	(17)	(15)	(39)	(44)
Eliminations	2	2	(4)	(2)

Total	$31	$(21)	$58	$(79)

Restructuring and long-lived asset impairment charges by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2012	2011	2012	2011
North American Gypsum	$1	$2	$3	$9
Building Products Distribution	(2)	—	(2)	1
Worldwide Ceilings	1	—	1	—
Corporate	—	—	—	1

Total	$—	$2	$2	$11

See Note 3 for information related to the restructuring reserve as of June 30, 2012 and restructuring and long-lived asset impairment charges for the second quarter and first six months of 2012 and 2011.

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

(millions, except per-share and share data)	Net Loss	Share (000)	Weighted Average Per-Share Amount

Three months ended June 30, 2012:
Basic loss	$(57)	106,090	$(0.53)

Diluted loss	$(57)	106,090	$(0.53)

Three months ended June 30, 2011:
Basic loss	$(70)	103,551	$(0.69)

Diluted loss	$(70)	103,551	$(0.69)

Six months ended June 30, 2012:
Basic loss	$(84)	105,839	$(0.79)

Diluted loss	$(84)	105,839	$(0.79)

Six months ended June 30, 2011:
Basic loss	$(175)	103,286	$(1.70)

Diluted loss	$(175)	103,286	$(1.70)

The diluted losses per share for the second quarter and first six months of 2012 and 2011 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of the $400 million of 10% convertible senior notes we issued in 2008 at the initial conversion price of $11.40 per share were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive. Stock options, RSUs and performance shares with respect to 8.2 million common shares for the second quarter of 2012, 8.0 million common shares for the first six months of 2012, 7.1 million common shares for the second quarter of 2011 and 7.2 million common shares for the first six months of 2011 were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive.

6.	Marketable Securities

Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $227 million for the six months ended June 30, 2012. Our investments in marketable securities consisted of the following:

	As of June 30, 2012		As of December 31, 2011
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate debt securities	$66	$66	$174	$174
U.S. government and agency debt securities	13	13	32	32
Asset-backed debt securities	13	13	18	18
Certificates of deposit	13	13	35	35
Municipal debt securities	23	23	27	27

Total marketable securities	$128	$128	$286	$286

The realized and unrealized gains and losses for the quarter ended June 30, 2012 and year ended December 31, 2011 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.

Contractual maturities of marketable securities as of June 30, 2012 were as follows:

	Amortized Cost	Fair Value
(millions)
Due in 1 year or less	$74	$74
Due in 1-5 years	54	54
Due in more than 5 years	—	—

Total marketable securities	$128	$128

Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

7.	Intangible Assets

Intangible assets are included in other assets on the condensed consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of June 30, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(37)	$33	$70	$(34)	$36
Other	9	(6)	3	9	(5)	4

Total	$79	$(43)	$36	$79	$(39)	$40

Total amortization expense was $2 million and $4 million for the second quarter and first six months of 2012, respectively, and $2 million and $4 million for the second quarter and first six months of 2011, respectively. Estimated amortization expense for the remainder of 2012 and for future years is as follows:

	2012	2013	2014	2015	2016	2017 and thereafter
(millions)
Estimated future amortization expense	$4	$7	$7	$7	$7	$4

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of June 30, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net

Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8

Total	$30	$—	$30	$30	$—	$30

8.	Debt

Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	As of June 30, 2012	As of December 31, 2011
9.75% senior notes due 2014, net of discount	$59	$297
8.375% senior notes due 2018	350	350
7.875% senior notes due 2020, net of discount	248	—
7.75% senior notes due 2018, net of discount	499	499
6.3% senior notes due 2016	500	500
10% convertible senior notes due 2018, net of discount	384	383
Ship mortgage facility (includes $7 million of current portion of long-term debt)	33	36
Industrial revenue bonds (due 2028 through 2034)	239	239

Total	$2,312	$2,304

CREDIT FACILITY

We have a credit facility that allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The credit facility matures on December 21, 2015 unless terminated earlier in accordance with its terms.

The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2012, our fixed charge coverage ratio was 0.28-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $46 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions, including the payment of dividends.

Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2012, outstanding letters of credit and the current borrowing availability requirement of $46 million, borrowings available under the credit facility were approximately $173 million. As of June 30, 2012 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.5%. Outstanding letters of credit totaled $89 million as of June 30, 2012.

CGC CREDIT FACILITY

Our Canadian subsidiary, CGC Inc., or CGC, has a credit agreement that allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms. Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Under the credit agreement, revolving loans made in Canadian dollars bear interest at a floating rate based on the prime rate plus 1.25% or the Bankers’ Acceptance Discount Rate plus 2.75%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.25% or the LIBOR rate plus 2.75%, at the option of CGC. As of June 30, 2012 and during the quarter then-ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.1%. As of June 30, 2012, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of June 30, 2012 was $39 million.

REPURCHASE OF SENIOR NOTES

On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012, we recorded a loss on early extinguishment of debt of $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. As of June 30, 2012, $59 million of the 2014 Senior Notes remained outstanding.

ISSUANCE OF SENIOR NOTES

On April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.

The 2020 Senior Notes were recorded on the consolidated balance sheets at $248 million, net of debt discount of $2 million. We deferred $5 million of financing costs that will be amortized to interest expense over the term of the notes. Our obligations under the 2020 Senior Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable at any time, or in part from time to time, at our option on or after March 30, 2016 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes at our option at any time prior to March 30, 2016, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 0.5%, plus any accrued and unpaid interest on the principal amount being redeemed to the redemption date.

The 2020 Senior Notes contain a provision, the same as or similar to the provision in our other senior notes, that requires us to offer to purchase those notes at 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control.

The indenture governing the 2020 Senior Notes contains events of default, covenants and restrictions that are the same as those governing our other senior notes, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.

OTHER INFORMATION

The fair value of our debt was $2.685 billion as of June 30, 2012 and $2.176 billion as of December 31, 2011. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models, and is classified as Level 2. See Note 10 for further discussion on fair value measurements and classifications. Interest accrued on our debt as of June 30, 2012 and December 31, 2011 was $47 million and $52 million, respectively.

As of June 30, 2012, we were in compliance with the covenants contained in our credit facilities.

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

COMMODITY DERIVATIVE INSTRUMENTS

As of June 30, 2012, we had swap and option contracts to hedge $35 million notional amounts of natural gas. All of these contracts mature by December 31, 2013. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of June 30, 2012 was $4 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of 2012. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million unrealized gain as of June 30, 2012.

FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS

We have a foreign exchange forward contract to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of this contract was $32 million as of June 30, 2012, and it matures on March 27, 2013. We do not apply hedge accounting for this contract and all changes in the fair value are recorded to earnings. As of June 30, 2012, the fair value of this contract was an unrealized loss of $1 million.

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $39 million as of June 30, 2012, and they mature by December 21, 2012. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of 2012. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $2 million unrealized gain as of June 30, 2012.

COUNTERPARTY RISK

We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of June 30, 2012, our derivatives were in a net liability position of $2 million, and we provided $5 million of collateral to our counterparties related to our derivatives. No additional collateral is required under these agreements. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION

The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2012	2011		2012	2011
Commodity contracts	$1	$(1)	Cost of products sold	$(3)	$(4)
Foreign exchange contracts	1	(1)	Cost of products sold	1	(2)

Total	$2	$(2)		$(2)	$(6)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
				2012	2011
Commodity contracts			Cost of products sold	$—	$(1)
Foreign exchange contracts			Other expense, net	(1)	—

Total				$(1)	$(1)

The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 (dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2012	2011		2012	2011
Commodity contracts	$(3)	$(1)	Cost of products sold	$(6)	$(9)
Foreign exchange contracts	(1)	(4)	Cost of products sold	—	(2)

Total	$(4)	$(5)		$(6)	$(11)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
				2012	2011
Commodity contracts			Cost of products sold	$—	$(1)
Foreign exchange contracts			Other income, net	(1)	(1)

Total				$(1)	$(2)

The following are the fair values of derivative instruments on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 (dollars in millions):

Derivatives Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		6/30/12	12/31/11		6/30/12	12/31/11
Commodity contracts	Other current assets	$—	$1	Accrued expenses	$4	$8
Commodity contracts	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other current assets	2	3	Accrued expenses	—	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—

Total		$2	$4		$4	$8

Derivatives Not Designated as Hedging Instruments	Assets			Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		6/30/12	12/31/11		6/30/12	12/31/11
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$—	$—
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—

Total		$1	$—		$1	$—

Total derivatives		$3	$4		$5	$8

As of June 30, 2012, we had no derivatives designated as net investment or fair value hedges.

10.	Fair Value Measurements

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11
Cash equivalents	$198	$128	$31	$31	$—	$—	$229	$159
Marketable securities:
Corporate debt securities	—	—	66	174	—	—	66	174
U.S. government and agency debt securities	—	—	13	32	—	—	13	32
Asset-backed debt securities	—	—	13	18	—	—	13	18
Certificates of deposit	—	—	13	35	—	—	13	35
Municipal debt securities	—	—	23	27	—	—	23	27
Derivative assets	—	—	3	4	—	—	3	4
Derivative liabilities	—	—	(5)	(8)	—	—	(5)	(8)

During the second quarter of 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3. As a result, as included in Note 3, we recorded long-lived asset impairment charges of $1 million that are included in restructuring and long-lived asset impairment charges in the condensed consolidated statements of operations for three months and six months ended June 30, 2012.

11.	Employee Retirement Plans

The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2012	2011	2012	2011
Pension:
Service cost of benefits earned	$7	$7	$15	$14
Interest cost on projected benefit obligation	16	16	32	32
Expected return on plan assets	(17)	(17)	(34)	(33)
Net amortization	8	7	17	13

Net pension cost	$14	$13	$30	$26

Postretirement:
Service cost of benefits earned	$1	$1	$2	$3
Interest cost on projected benefit obligation	2	3	4	7
Net amortization	(9)	(5)	(18)	(11)

Net postretirement cost	$(6)	$(1)	$(12)	$(1)

During the second quarter of 2012, we made a contribution to the USG Corporation Retirement Plan Trust, or Trust, that was recorded on the condensed consolidated balance sheet at $20.6 million. This contribution consisted of 1,249,219 shares of our common stock, or the Contributed Shares, and was recorded on the condensed consolidated balance sheet at the June 25, 2012 closing price of $16.48 per share. The Contributed Shares are not reflected on the condensed consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $16.01 per share ($16.48 less a 2.80% discount), or approximately $20 million in the aggregate, by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them in its discretion as fiduciary. On July 3, 2012, we contributed $30 million in cash to the Trust.

During the first quarter of 2012 and during April 2012, we contributed $2 million and $7 million, respectively, in cash to our pension plan in Canada.

12.	Share-Based Compensation

During the first six months of 2012, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.

STOCK OPTIONS

We granted stock options to purchase 760,687 shares of common stock during the first six months of 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.

We estimated the weighted average fair value of each stock option granted to be $8.39 on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below. We based expected volatility on a 50% weighting of our historical volatilities and 50% weighting of our implied volatilities. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term was developed using the simplified method, as permitted by the SEC because there is not sufficient historical stock option exercise experience available.

The weighted-average assumptions used in the valuations were as follows: expected volatility 59.03%, risk-free rate 1.24%, expected term (in years) 6.26 and expected dividends 0.

RESTRICTED STOCK UNITS

We granted RSUs with respect to 535,121 shares of common stock during the first six months of 2012 that generally vest in four equal annual installments beginning one year from the date of grant. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first six months of 2012 had a weighted average fair value of $15.03.

PERFORMANCE SHARES

We granted 225,127 performance shares during the first six months of 2012. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in common stock.

We estimated the weighted average fair value of each performance share granted to be $22.96 during the first six months of 2012 using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.

The weighted-average assumptions used in the valuations were as follows: expected volatility 67.63%, risk-free rate 0.36%, expected term (in years) 2.89 and expected dividends 0.

13.	Supplemental Balance Sheet Information

INVENTORIES

Total inventories consisted of the following:

(millions)	As of June 30, 2012	As of December 31, 2011
Finished goods and work in progress	$251	$239
Raw materials	56	66

Total	$307	$305

ASSET RETIREMENT OBLIGATIONS

Changes in the liability for asset retirement obligations consisted of the following:

	Six months ended June 30,
(millions)	2012	2011
Balance as of January 1	$114	$103
Accretion expense	3	2
Liabilities incurred/adjusted	(1)	—
Liabilities settled	—	—
Foreign currency translation	—	1

Balance as of June 30	$116	$106

As of December 31, 2011, we had $6 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet classified as “assets held for sale.” These assets were primarily owned by United States Gypsum Company. There were no amounts classified as assets held for sale as of June 30, 2012.

14.	Income Taxes

We had income tax benefit of $2 million and an effective tax rate of 3.4% in the second quarter of 2012. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance. Therefore, any loss before income taxes does not generate a corresponding income tax benefit.

We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, we recorded $4 million and $3 million of noncash income tax benefits on the loss from continuing operations during the second quarters of 2012 and 2011, respectively. These benefits were offset by income tax expense on comprehensive income. Because the income tax expense on comprehensive income is equal to the income tax benefit from continuing operations, our deferred tax position was not impacted by this tax allocation.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of June 30, 2012, we had federal net operating loss, or NOL, carryforwards of approximately $1.978 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.118 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.

As of June 30, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $271 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of June 30, 2012 against a portion of which we have historically maintained a valuation allowance.

During periods prior to 2012, we established a valuation allowance against our deferred tax assets totaling $1.042 billion. Based upon an evaluation of all available evidence and our net losses for the first and second quarters of 2012, we recorded an increase in the valuation allowance against our deferred tax assets of $14 million in the first quarter and $21 million in the second quarter. The aggregate increase in the valuation allowance was comprised of $40 million due to the first and second quarter losses less other discrete adjustments of $5 million. As a result, our valuation allowance increased to $1.077 billion as of June 30, 2012.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.26% for June 2012. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of June 30, 2012, our annual U.S. federal NOL utilization would have been limited to approximately $67 million per year.

15.	Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of AOCI are summarized in the following table:

	Derivatives		Defined Benefit and Pension Plans		Foreign Currency Translation		AOCI
(millions)	2012	2011	2012	2011	2012	2011	2012	2011
Three months ended June 30:
Balance as of April 1	$26	$11	$(223)	$(109)	$41	$65	$(156)	$(33)
Other comprehensive income (loss), net of tax	5	5	11	9	(17)	6	(1)	20

Balance as of June 30	$31	$16	$(212)	$(100)	$24	$71	$(157)	$(13)

Six months ended June 30:
Balance as of January 1	$28	$8	$(221)	$(106)	$19	$48	$(174)	$(50)
Other comprehensive income (loss), net of tax	3	8	9	6	5	23	17	37

Balance as of June 30	$31	$16	$(212)	$(100)	$24	$71	$(157)	$(13)

After-tax loss on derivatives reclassified from AOCI to earnings were $2 million and $5 million during the three and six months ended June 30, 2012, respectively. We estimate that we will reclassify a net $3 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

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

In early 2011, we entered into an agreement with Knauf that effectively caps our responsibility for property damage claims relating to Knauf Tianjin wallboard at a fixed amount per square foot for the property at issue. Recently, we also entered into a class settlement resolving claims of all homeowners who filed lawsuits alleging damages from Knauf Tianjin wallboard, including both property damage and bodily injury claims. Pursuant to the class settlement, we will contribute the same fixed amount per square foot set forth in our agreement with Knauf. Our per-square-foot contribution is limited to those homes to which we supplied Knauf Tianjin wallboard, and only one payment is required per home. The class settlement has been preliminary approved by the judge presiding over the multi-district litigation. Eligible homeowners have been sent notice of the settlement and have until September 28, 2012 to indicate whether they will accept the settlement or opt out and continue to pursue their claims in litigation. For all claims against us relating to Knauf Tianjin wallboard that are not resolved by the class settlement, including claims of homeowners who decline to participate in the class settlement, our original settlement with Knauf remains in effect and caps our responsibility for Knauf Tianjin property damage claims.

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

As of June 30, 2012, we have an accrual of $13 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $8 million. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims significantly exceeds our estimates, or the cost of resolving bodily injury claims is more than estimated. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.

ENVIRONMENTAL LITIGATION

We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of June 30, 2012, we have an accrual of $13 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.

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

17.	Oman Investment

On June 29, 2012 we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, which holds the mining rights to a gypsum quarry in Salalah, Oman, for $16 million, including transaction costs. Under our strategic partnership agreement, we may be required to pay additional amounts up to $19 million to obtain additional mining rights.

We have accounted for the acquisition of the mining rights as an asset acquisition and have measured our interest in the mining rights at our cost. The mining rights will be depleted based upon tonnage mined relative to the total probable capacity in the quarry, and are presented within total property, plant and equipment in our consolidated balance sheet.

We have determined that the mining entity is a variable interest entity (VIE). We believe that we direct the activities that most significantly impact the VIE through our appointment of the general manager, whose responsibilities include developing infrastructure, operating the quarry and directing the entity’s product development and pricing strategies. As such, we have consolidated the VIE and have established a 45% noncontrolling interest of $13 million within stockholders’ equity based upon the fair value of the mining rights, with a corresponding increase to the mining rights. There was no gain or loss recognized upon the initial consolidation of the VIE.

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

Overview

SEGMENTS

Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2012

•	residential and nonresidential repair and remodel activity accounted for approximately 52% of our net sales,

•	new residential construction accounted for approximately 24% of our net sales,

•	new nonresidential construction accounted for approximately 22% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.

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

Geographic Information: For the first six months of 2012, approximately 77% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 11%.

FINANCIAL INFORMATION

Consolidated net sales in the second quarter of 2012 were $825 million, up 8% from the second quarter of 2011. We had an operating profit of $31 million in the second quarter of 2012 compared to an operating loss of $21 million in the second quarter of 2011. Our net loss was $57 million, or $0.53 per share, in the second quarter of 2012 compared to a net loss of $70 million, or $0.69 per share, in the second quarter of 2011. The net loss in the second quarter of 2012 included a loss of $41 million on the extinguishment of debt resulting from our repurchase of $241 million of our senior notes due 2014.

As of June 30, 2012, we had $533 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity was $745 million as of June 30, 2012 compared to $834 million as of December 31, 2011.

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

Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In June 2012, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 760,000 units, the highest level since October 2008, but still low by historical standards. Most industry analysts believe that the level of new home construction will continue to increase, although the recovery over the next few years may be modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new home construction in the United States in 2012 are for a range of from 660,000 to 800,000 units. We currently estimate that 2012 housing starts in the U.S. will be around the middle of that range.

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

The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in 2011, a 1.7% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales was 4.37 million units in June 2012. This was 5% lower than the May 2012 rate, but 5% higher than the June 2011 rate of 4.18 million units. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all adversely affected demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2012 will be approximately 2% above the 2011 level.

The outlook for our international businesses is mixed. We continue to see most of the markets in which we do business stabilize after the effects of the global financial crisis, and emerging markets are showing growth. However, there is uncertainty regarding Western European markets due to continuing concerns about the European fiscal and economic environment.

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

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 8.92 billion square feet in the first six months of 2012, up approximately 5% compared with 8.52 billion square feet in the first six months of 2011. We estimate that industry shipments in the United States for all of 2012 will be approximately 18.2 billion billion square feet, up approximately 4% from 17.5 billion square feet in 2011.

U.S. Gypsum shipped 2.31 billion square feet of SHEETROCK® brand gypsum wallboard in the first six months of 2012, a 17% increase from 1.98 billion square feet in the first six months of 2011. The increase in U.S. Gypsum’s SHEETROCK® wallboard shipments in the first six months of 2012 compared with the first six months of 2011 exceeded the increase for industry gypsum board shipments primarily due to demand for our lightweight gypsum panel products. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 27% in the second quarter and first six months of 2012, up from 24% in the second quarter and first six months of 2011.

Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. We estimate that the industry capacity utilization rate was approximately 55% during the first six months of 2012 compared to 51% during the first six months of 2011. We project that the industry capacity utilization rate will remain at approximately its current level for the balance of 2012. Despite our realization of price improvement during the first six months of 2012, we could experience pressure on gypsum wallboard selling prices and gross margins particularly at such a low level of capacity utilization.

RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES

Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which was idled in the first quarter of that year. Since January 1, 2007, we have eliminated approximately 4,710 salaried and hourly positions. As part of L&W Supply’s efforts to reduce its cost structure, it closed a total of 113 distribution branches from January 1, 2007 through June 30, 2012, including one branch closed in the first six months of 2012. L&W Supply continued to serve its customers from 154 branches in the United States as of June 30, 2012. We will continue our efforts to adjust our operations to the economic conditions in our markets.

Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. During the first six months of 2012, we recorded $1 million of long-lived asset impairment charges associated with previously idled machinery and equipment that we subsequently disposed. Because we believe that a significant recovery in the housing and other construction markets we serve is likely to begin in the next two to three years, we determined that there were no other impairments of our long-lived assets in the first six months of 2012.

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

On June 29, 2012, we entered into a strategic partnership with the Zawawi Group in Oman to meet the growing demand for our building products in the Middle East and India. We expect our investment of approximately $60 million in this partnership to be incurred over two years, with the majority in 2012.

The partnership with the Zawawi Group will be multifaceted. The first phase is establishment of a mining venture through which we acquired 55% of Zawawi Gypsum LLC, which holds the mining rights to a gypsum quarry in Salalah, Oman. The venture will develop infrastructure and operate the quarry. Quarry mining operations are targeted for startup in the third quarter of 2013. See Note 17 to the condensed consolidated financial statements for additional information regarding the accounting for the mining venture.

The second phase of the partnership is a 50/50 manufacturing venture with Zawawi Minerals LLC to build and operate a new low cost wallboard plant in the Salalah Free Zone, Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. The target for commencement of wallboard production operations is the fourth quarter of 2013.

We have been exploring strategic alternatives for our wholly-owned European operations, including their possible sale. Those businesses include the manufacture and distribution of ceiling grid and ready-mix finishing compounds throughout Europe and Russia. We are currently in discussions with respect to a possible sale, although there can be no assurance that we will successfully conclude those discussions.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2012	2011	% Increase (Decrease)
Three months ended June 30:
Net sales	$825	$761	8%
Cost of products sold	716	708	1%
Gross profit	109	53	106%
Selling and administrative expenses	78	72	8%
Restructuring and long-lived asset impairment charges	—	2	—%
Operating profit (loss)	31	(21)	—%
Interest expense	52	52	—%
Interest income	(1)	(2)	(50)%
Loss on extinguishment of debt	41	—	—%
Other income, net	(2)	(2)	—%
Income tax expense (benefit)	(2)	1	—%
Net loss	(57)	(70)	(19)%
Basic and diluted loss per share	(0.53)	(0.69)	(23)%

Six months ended June 30:
Net sales	$1,637	$1,482	10%
Cost of products sold	1,418	1,393	2%
Gross profit	219	89	146%
Selling and administrative expenses	159	157	1%
Restructuring and long-lived asset impairment charges	2	11	(82)%
Operating profit (loss)	58	(79)	—%
Interest expense	104	104	—%
Interest income	(2)	(4)	(50)%
Loss on extinguishment of debt	41	—	—%
Other income, net	(1)	(2)	(50)%
Income tax expense (benefit)	—	(2)	—%
Net loss	(84)	(175)	(52)%
Basic and diluted loss per share	(0.79)	(1.70)	(54)%

NET SALES

Consolidated net sales in the second quarter of 2012 increased $64 million or 8%, compared with the second quarter of 2011. Net sales increased 13% for our North American Gypsum segment, 9% for our Building Products Distribution segment and 2% for our Worldwide Ceilings segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The higher level of net sales for Worldwide Ceilings primarily reflected improved sales for USG International.

Consolidated net sales in the first six months of 2012 increased $155 million, or 10%, compared with the first six months of 2011. Net sales increased 15% for our North American Gypsum segment, 10% for our Building Products Distribution segment and 3% for our Worldwide Ceilings segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The higher level of net sales for Worldwide Ceilings primarily reflected USG Interiors’ higher selling prices for ceiling grid and ceiling tile and improved sales for USG International.

COST OF PRODUCTS SOLD

Cost of products sold for the second quarter of 2012 increased $8 million, or 1%, compared with the second quarter of 2011 primarily reflecting higher volumes of gypsum wallboard and gypsum-related products. Manufacturing costs per unit for U.S.

Gypsum’s SHEETROCK® brand gypsum wallboard were down 9% in the second quarter of 2012 compared with the second quarter of 2011 reflecting per unit cost decreases of 26% for energy, 14% for fixed costs and 3% for raw materials. For USG Interiors, per unit manufacturing costs increased in the second quarter 2012 compared to the second quarter of 2011 for ceiling tile primarily due to higher per unit costs for raw materials and fixed costs, partially offset by lower per unit energy costs, and were up slightly for ceiling grid due to higher per unit fixed and other costs.

Cost of products sold for the first six months of 2012 increased $25 million, or 2%, compared with the first six months of 2011 primarily reflecting higher volumes of gypsum wallboard and gypsum-related products. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 10% in the first six months of 2012 compared with the first six months of 2011 reflecting per unit cost decreases of 28% for energy and 17% for fixed costs while per unit costs for raw materials were unchanged. For USG Interiors, per unit manufacturing costs increased in the first six months of 2012 compared with the first six months of 2011 for ceiling tile primarily due to higher per unit costs for raw materials and fixed costs, and for ceiling grid primarily due to higher steel costs. Those increases were partially offset by lower energy costs.

GROSS PROFIT

Gross profit for the second quarter and first six months of 2012 increased $56 million, or 106%, and $130 million, or 146%, respectively, compared with the second quarter and first six months of 2011. Gross profit as a percentage of net sales was 13.2% for the second quarter and 13.4% for the first six months of 2012 compared with 7.0% and 6.0% for the second quarter and first six months, respectively, of 2011. These gross profit improvements were primarily attributable to the higher selling prices and lower per unit costs for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses totaled $78 million and $159 million in the second quarter and first six months of 2012, respectively, up from $72 million and $157 million in the second quarter and first six months of 2011, respectively. The higher levels of selling and administrative expenses in the 2012 periods primarily reflected increased expenses related to our incentive compensation plans. As a percentage of net sales, selling and administrative expenses were 9.5% for the second quarter of 2012, unchanged from 9.5% for the second quarter of 2011, and 9.7% for the first six months of 2012 compared to 10.6% for the first six months of 2011.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES

We recorded the following restructuring charges during the three and six months ended June 30, 2012 and 2011:

(millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Severance	$—	$—	$1	$4
Lease obligations	(1)	1	(1)	2
Long-lived asset impairment	1	—	1	1
Other exit costs	—	1	1	4

Total	$—	$2	$2	$11

2012

Charges in 2012 included severance related to our December 2011 salaried workforce reduction, exit costs related to production facilities closed in prior years and an impairment related to previously idled machinery and equipment that we subsequently disposed.

2011

Charges in 2011 included severance related to a salaried workforce reduction and a cost reduction initiative for L&W Supply Corporation, an asset written down to its net realizable value and lease obligations and exit costs related to production facilities closed in prior years.

Restructuring and long-lived asset impairment charges by segment were as follows:

(millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
North American Gypsum	$1	$2	$3	$9
Building Products Distribution	(2)	—	(2)	1
Worldwide Ceilings	1	—	1	—
Corporate	—	—	—	1

Total	$—	$2	$2	$11

Total cash payments charged against the restructuring reserve in the first six months of 2012 amounted to $8 million. We expect future payments to be approximately $5 million during the remainder of 2012, $8 million in 2013 and $14 million after 2013. All restructuring-related payments in the first six months of 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. See Note 3 to the condensed consolidated financial statements for additional information related to our restructuring reserve.

INTEREST EXPENSE

Interest expense was $52 million and $104 million in the second quarter and first six months of 2012, respectively, unchanged from the comparable 2011 periods.

LOSS ON EXTINGUISHMENT OF DEBT

We recorded a $41 million loss on the extinguishment of debt, including premiums, the write-off of unamortized debt discount and deferred financing fees, in connection with the tender offer and repurchase of our senior notes due in 2014.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit was $2 million in the second quarter of 2012 compared to tax expense of $1 million in the second quarter of 2011. We had effective tax rates of 3.4% and 1.6% for the second quarter of 2012 and 2011, respectively. We had no income tax benefit or expense for the first six months of 2012 compared to an income tax benefit of $2 million for the first six months of 2011. Our effective tax rates were 0% and 1.1% for the first six months of 2012 and 2011, respectively. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdictions. In addition, during the second quarters of 2012 and 2011, we recorded a noncash income tax benefit of $4 million and $3 million, respectively, resulting from the requirement to consider all items (including items recorded in accumulated other comprehensive income) in determining the amount of income tax expense (benefit) that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income.

NET LOSS

A net loss of $57 million, or $0.53 per diluted share, was recorded in the second quarter of 2012 compared with a net loss of $70 million or $0.69 per diluted share, recorded in the second quarter of 2011.

A net loss of $84 million, or $0.79 per diluted share, was recorded for the first six months of 2012 compared with a net loss of $175 million, or $1.70 per diluted share, recorded for the first six months of 2011.

Segment Results of Operations

NORTH AMERICAN GYPSUM

Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended June 30:			Six months ended June 30:
(millions)	2012(a)	2011(b)	% Increase (Decrease)	2012(a)	2011(b)	% Increase (Decrease)
Net Sales:
U. S. Gypsum	$368	$322	14%	$749	$640	17%
CGC (gypsum)	83	76	9%	167	152	10%
USG Mexico	40	40	—%	80	81	(1)%
Other (c)	11	7	57%	19	14	36%
Eliminations	(29)	(25)	16%	(56)	(51)	10%

Total	$473	$420	13%	$959	$836	15%

Operating Profit (Loss):
U. S. Gypsum	$26	$(21)	—%	$55	$(50)	—%
CGC (gypsum)	2	2	—%	5	5	—%
USG Mexico	4	5	(20)%	9	10	(10)%
Other (c)	(1)	(2)	(50)%	(6)	(10)	(40)%

Total	$31	$(16)	—%	$63	$(45)	—%

(a)	Operating profit for 2012 included restructuring charges of $1 million and $3 million for the second quarter and first six months, respectively. These charges related to U.S. Gypsum.
(b)	Operating loss for the second quarter of 2011 included restructuring charges of $2 million related to U.S. Gypsum. Operating loss for the first six months of 2011 included restructuring and long-lived asset impairment charges of $7 million related to U.S. Gypsum and $2 million related to our mining operation in Nova Scotia, Canada, which was permanently closed in the fourth quarter of 2011.
(c)	Includes our shipping company and, for 2011, our mining operation in Nova Scotia, Canada.

U.S. Gypsum: Net sales in the second quarter of 2012 were $368 million, up $46 million, or 14%, compared with the second quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $42 million, or 38%, reflecting a 17% increase in gypsum wallboard shipments, which favorably affected sales by $18 million, and a 18% increase in average gypsum wallboard selling prices, which increased sales by $24 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $215 million in the second quarter of 2012, a 2% increase compared to the second quarter of 2011. Net sales of SHEETROCK® brand joint compound decreased $2 million, or 3%, due to 6% lower volume partially offset by 3% higher selling prices. Net sales of DUROCK® brand cement board were unchanged as a 3% increase in volume was offset by a 1% decrease in selling prices. Net sales of FIBEROCK® brand gypsum fiber panels were also unchanged as a 5% increase in volume was offset by a 3% decrease in selling prices. Net sales of other products increased an aggregate of $6 million compared with the second quarter of 2011.

Operating profit of $26 million was recorded in the second quarter of 2012 compared with an operating loss of $21 million in the second quarter of 2011. The $47 million favorable change in operating results reflected gross profit improvements of $36 million for SHEETROCK® brand gypsum wallboard, of which $34 million was due to a higher gross margin and $2 million was due to the increase in shipments. The higher wallboard gross margin was attributable to higher selling prices, increased sales of higher margin UltraLight Panel products and lower per unit manufacturing costs. Operating results also reflected an increase of $1 million for DUROCK® brand cement board due to higher gross margin and a $4 million aggregate increase in gross profit for other product lines. Operating profit for the second quarter of 2012 also benefited from a $3 million gain on the sale of surplus assets, a $1 million decrease in restructuring charges and a $2 million net decrease in depreciation, miscellaneous costs and selling and administrative expenses compared to the second quarter of 2011. Gross profit for SHEETROCK® brand joint compound was unchanged compared to the second quarter of 2011 as higher gross margin was offset by the decline in volume. Gross profit for FIBEROCK® brand gypsum fiber panels was unchanged compared to the second quarter of 2011 as the increase in volume was offset by a decrease in gross margin.

U.S. Gypsum’s shipments of gypsum wallboard increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to favorable customer response to SHEETROCK® Brand UltraLight Panels and an increase in market demand. Demand for our UltraLight Panels was aided by U.S. Gypsum’s position with the “big box” retailers that serve the residential repair and remodel market and the appeal of the UltraLight Panels to independent specialty dealers, including now the introduction of FIRECODE® 30 and X type, who are seeking to differentiate their product offering. U.S. Gypsum shipped 1.15 billion square feet of SHEETROCK® brand gypsum wallboard in the second quarter of 2012, a 17% increase from 986 million square feet in the second quarter of 2011. SHEETROCK® Brand UltraLight Panels accounted for 44% of all of U.S. Gypsum’s wallboard shipments during the second quarter of 2012, up from 41% in the first quarter of 2012. We estimate that capacity utilization rates were approximately 56% for the industry and 49% for U.S. Gypsum during the second quarter of 2012.

Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $132.09 per thousand square feet in the second quarter of 2012, up 18% from $111.55 in the second quarter of 2011 and up 1% from $130.43 in the first quarter of 2012. Effective January 1, 2012, U.S. Gypsum implemented a price increase for wallboard with the new price being guaranteed for all of 2012. Despite our realization of improvement in our average wallboard selling price since January 1, 2012, we could experience pressure on gypsum wallboard selling prices particularly if capacity utilization rates do not improve.

Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 9% in the second quarter of 2012 compared with the second quarter of 2011 reflecting per unit cost decreases of 26% for energy, 14% for fixed costs and 3% for raw materials. Compared to the first quarter of 2012, SHEETROCK® brand gypsum wallboard manufacturing costs per unit were down slightly as a per unit cost decrease of 5% for energy was virtually offset by a 4% increase in per unit fixed costs.

CGC (gypsum): Net sales in the second quarter of 2012 were $83 million, an increase of $7 million, or 9%, compared to the second quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $8 million due to a 21% increase in volume that was partially offset by 2% lower selling prices. Net sales of joint treatment products and other non-wallboard products increased $1 million and $2 million, respectively, and outbound freight increased $1 million. These increases were partially offset by $4 million due to an unfavorable impact of currency translation and a $1 million increase in cash discounts. Operating profit in the second quarter of 2012 was $2 million, unchanged from the second quarter of 2011. Gross profit decreases of $1 million each for gypsum wallboard, primarily due to the lower selling prices, joint treatment and cash discounts were offset by a $1 million increase in gross profit for other non-wallboard products and an aggregate decrease of $2 million for overhead and miscellaneous costs.

USG Mexico: Net sales for our Mexico-based subsidiary were $40 million in the second quarter of 2012, unchanged from the second quarter of 2011. A sales increase of $3 million for gypsum wallboard, reflecting 29% higher volume and 8% higher selling prices, was offset by sales declines of $1 million each for DUROCK® brand cement board, drywall steel and joint treatment. Operating profit was $4 million in the second quarter of 2012, down $1 million compared to the second quarter of 2011, as gross profit declines of $1 million each for DUROCK® brand cement board and joint treatment were partially offset by a $1 million increase in gross profit for gypsum wallboard. Gross profits for all other product lines were unchanged compared to the second quarter of 2011.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended June 30:			Six months ended June 30:
(millions)	2012(a)	2011	% Increase (Decrease)	2012(a)	2011(b)	% Increase (Decrease)
Net sales	$293	$270	9%	$563	$513	10%
Operating loss	(7)	(14)	(50)%	(13)	(36)	(64)%

(a)	The operating losses for the second quarter and first six months of 2012 included a $2 million reversal of restructuring charges.
(b)	The operating loss for the first six months of 2011 included restructuring charges of $1 million.

L&W Supply’s net sales in the second quarter of 2012 were $293 million, up $23 million, or 9%, compared with the second quarter of 2011. Same-location net sales for the second quarter of 2012 were up 11% compared with the second quarter of 2011. Net sales of gypsum wallboard increased $17 million, or 23%, reflecting 11% higher average gypsum wallboard selling prices, which favorably affected sales by $10 million and a 9% increase in gypsum wallboard volume, which favorably affected sales by $7 million. Net sales were flat for construction metal products and increased $1 million, or 2%, for ceilings products primarily due to higher selling prices. Net sales of all other products increased $5 million, or 7%.

An operating loss of $7 million was incurred in the second quarter of 2012 compared with an operating loss of $14 million in the second quarter of 2011. The $7 million reduction in operating loss was attributable to a higher gross profit for gypsum wallboard (up $4 million) and a $1 million decrease in operating expenses primarily attributable to L&W Supply’s cost reduction programs. The increase in gross profit for gypsum wallboard reflected a 5% increase in gypsum wallboard gross margin as well as a $2 million increase due to the higher shipments. That gross margin increase and the impact of rebates favorably affected operating profit by $2 million. There was a reversal of $2 million of restructuring charges in the second quarter of 2012 and no restructuring charges in the second quarter of 2011.

L&W Supply continued to serve its customers from 154 distribution branches in the United States as of June 30, 2012. L&W Supply operated 155 distribution branches as of December 31, 2011 and 163 distribution branches as of June 30, 2011.

WORLDWIDE CEILINGS

Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended June 30:			Six months ended June 30:
(millions)	2012	2011	% Increase (Decrease)	2012	2011	% Increase (Decrease)
Net Sales:
USG Interiors	$113	$112	1%	$232	$222	5%
USG International	60	55	9%	119	116	3%
CGC (ceilings)	16	18	(11)%	34	37	(8)%
Eliminations	(12)	(12)	—%	(25)	(25)	—%

Total	$177	$173	2%	$360	$350	3%

Operating Profit:
USG Interiors	$17	$15	13%	$40	$33	21%
USG International	2	3	(33)%	5	7	(29)%
CGC (ceilings)	3	4	(25)%	6	8	(25)%

Total	$22	$22	—%	$51	$48	6%

USG Interiors: Net sales for our domestic ceilings business in the second quarter of 2012 were $113 million, an increase of $1 million, or 1%, compared with the second quarter of 2011. The increase in net sales relates to an increase of $1 million for ceiling tile and $1 million for other products, offset by a $1 million decrease for ceiling grid. Ceiling tile sales benefited from a 9% increase in selling prices, which favorably affected sales by $5 million, and was partially offset by a 6% decline in ceiling tile volume, which negatively impacted sales by $4 million. Ceiling grid sales decreased due to 8% lower volume, which unfavorably affected sales by $3 million, partially offset by 7% higher selling prices, which favorably affected sales by $2 million.

Operating profit was $17 million, an increase of $2 million, or 13%, compared with the second quarter of 2011. The increase in operating profit primarily reflected improved gross margins for both ceiling grid and ceiling tile. Gross profit for ceiling grid increased $2 million due to an increased gross margin reflecting higher selling prices, partially offset by slightly higher per unit manufacturing costs, while the decline in volume unfavorably impacted gross profit by $1 million. The increase in gross profit for ceiling tile was attributable to a $2 million increase in gross margin reflecting higher selling prices, partially offset by higher per unit manufacturing costs primarily due to higher raw materials and fixed costs that were partially offset by lower energy costs, and a $1 million decrease due to the lower ceiling tile volume. Gross profit was also impacted by an aggregate decline of $1 million in selling and administrative expenses and gross margin from other products and a $1 million increase in restructuring charges compared with the second quarter of 2011.

USG International: Net sales were $60 million and operating profit was $2 million in the second quarter of 2012 compared to net sales of $55 million and operating profit of $3 million in the second quarter of 2011. The increase in net sales primarily reflected increased sales of gypsum wallboard in Latin America and ceiling tile in the Pacific region. These improvements were partially offset by lower sales of ceiling grid and the unfavorable impact of currency translation in Europe. The decrease in operating profit primarily reflected higher selling and administrative expenses which more than offset gross profit improvements for most product lines.

CGC (ceilings): Net sales of $16 million and operating profit of $3 million for the second quarter of 2012 were down $2 million and $1 million, respectively, from the second quarter of 2011 levels. The declines primarily reflected 8% lower selling prices for ceiling tile.

CORPORATE

The operating loss for Corporate increased to $17 million in the second quarter of 2012 compared with $15 million in the second quarter of 2011 primarily due to increased expenses related to incentive compensation, partially offset by the absence in 2012 of expenses incurred in 2011 associated with upgrades to our technology infrastructure.

Liquidity and Capital Resources

LIQUIDITY

As of June 30, 2012, we had $533 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity as of June 30, 2012 was $745 million, including $212 million of borrowing availability under our revolving credit facilities.

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

Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1 -to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2012, our fixed charge coverage ratio was 0.28 -to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $46 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $173 million. The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of June 30, 2012 was $39 million.

On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As of June 30, 2012, $59 million of the 2014 Senior Notes remained outstanding.

On April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.

We expect our total capital expenditures for 2012 will be approximately $75 million. In the first six months of 2012, they totaled $28 million. Interest payments are expected to increase to approximately $202 million in 2012 compared with $196 million in 2011 due to a higher average level of debt outstanding, offset in part by a reduced average interest rate on our debt.

We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. However, because of our significant interest expense, cash flows are expected to be negative and reduce our liquidity in 2012. In addition to interest, cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations. Additionally, we may consider selective strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds. Including amounts committed for our partnership with the Zawawi Group in Oman, we currently anticipate $60 million of loans to and investments in joint ventures in 2012. We expect to fund a substantial portion of these expenditures through cash on hand, surplus asset sales and other divestitures, although there can be no assurance that we will complete any surplus asset sales or other divestitures. In the first six months of 2012, investments in joint ventures including the partnership with the Zawawi Group in Oman totaled $27 million.

The amount of cash and cash equivalents held by our foreign subsidiaries was $170 million as of June 30, 2012. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance. Our undistributed foreign earnings as of June 30, 2012 are considered permanently reinvested.

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

CASH FLOWS

The following table presents a summary of our cash flows:

	Six Months ended June 30,
(millions)	2012	2011
Net cash provided by (used for):
Operating activities	$(17)	$(154)
Investing activities	96	(71)
Financing activities	(41)	(6)
Effect of exchange rate changes on cash	2	4

Net increase (decrease) in cash and cash equivalents	$40	$(227)

Operating Activities: The variation between the first six months of 2012 and the first six months of 2011 reflected (a) a net favorable variation of $117 million in the net loss and the adjustments to reconcile the net loss to net cash, and (b) a decrease in cash outflows of $23 million for working capital, partially offset by an increase in cash outflows of $3 million for other liabilities and assets.

Investing Activities: The variation between the first six months of 2012 and the first six months of 2011 primarily reflected (a) a net cash inflow of $157 million from the sales or maturities of marketable securities in 2012 compared with a net cash outflow of $45 million for purchases of marketable securities in 2011 and (b) a $13 million increase in net proceeds from asset dispositions, partially offset by cash outflows of $16 million for the acquisition of mining rights and a $16 million deposit in restricted cash associated with our partnership with the Zawawi Group in Oman, and $11 million for investments in joint ventures.

Financing Activities: The variation between the first six months of 2012 and the first six months of 2011 primarily reflected the $277 million paid to repurchase our $241 million principal amount of the 2014 Senior Notes, partially offset by the $243 million of net proceeds received from the issuance of the $250 million senior notes due 2020.

CAPITAL EXPENDITURES

Capital spending amounted to $28 million in the first six months of 2012 compared with $25 million in the first six months of 2011. Because of the high level of investment that we made in our operations during 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2012 to approximately $75 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $260 million as of June 30, 2012 compared with $256 million as of December 31, 2011. Approved expenditures as of June 30, 2012 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until 2013 or later, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.

WORKING CAPITAL

As of June 30, 2012, working capital (current assets less current liabilities) amounted to $724 million, and the ratio of current assets to current liabilities was 2.44 -to-1. As of December 31, 2011, working capital amounted to $701 million, and the ratio of current assets to current liabilities was 2.34 -to-1.

Cash and Cash Equivalents: As of June 30, 2012, we had $405 million of cash and cash equivalents compared with $365 million as of December 31, 2011. The increase in cash and cash equivalents during the first six months of 2012 primarily reflected cash proceeds of $157 million from the net sales or maturities of marketable securities, partially offset by $17 million of cash used for operating activities, $41 million used for financing activities and payments for other investing activities of $61 million.

Short-Term Marketable Securities: As of June 30, 2012, we had $74 million of short-term marketable securities compared with $164 million as of December 31, 2011. The decline in short-term marketable securities was due to the net sales or maturities during the period.

Receivables: As of June 30, 2012, receivables were $371 million, up $47 million, or 15%, from $324 million as of December 31, 2011. This increase primarily reflected a 17% increase in consolidated net sales in June 2012 compared with December 2011.

Inventories: As of June 30, 2012, inventories were $307 million, up $2 million, or 1%, from $305 million as of December 31, 2011 reflecting an increase in finished goods and work-in-progress due to the seasonal increase in business in the second quarter compared to the fourth quarter.

Accounts Payable: As of June 30, 2012, accounts payable were $228 million, down $5 million, or 2%, from $233 million as of December 31, 2011 primarily due to decreases in payables for freight, natural gas and professional fees.

Accrued Expenses: As of June 30, 2012, accrued expenses were $252 million, down $14 million, or 5%, from $266 million as of December 31, 2011 primarily due to a $7 million decrease in our restructuring reserve and a $5 million decrease in accrued interest.

MARKETABLE SECURITIES

Marketable securities in which we invest are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. The realized and unrealized gains and losses for the six months ended June 30, 2012 were immaterial. See Note 6 to the condensed consolidated financial statements for additional information regarding our investments in marketable securities.

DEBT

Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.331 billion ($2.312 billion, net of debt discount of $19 million) as of June 30, 2012 and $2.325 billion ($2.304 billion, net of debt discount of $21 million) as of December 31, 2011. As of June 30, 2012 and during the quarter then ended, there were no borrowings under our revolving credit facility or CGC’s credit facility. See Note 8 to the condensed consolidated financial statements for additional information about our debt.

Realization of Deferred Tax Asset

As of June 30, 2012, we had federal NOL carryforwards of approximately $1.978 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period.

As of June 30, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $271 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $4 million as of June 30, 2012 against a portion of which we have historically maintained a valuation allowance.

For the three months ended June 30, 2012, we established an additional valuation allowance of $21 million against our deferred tax assets primarily due to our losses during that period. As a result, we increased our deferred tax assets valuation allowance to $1.077 billion as of June 30, 2012. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 14, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2012.

Recent Accounting Pronouncements

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

COMMODITY PRICE RISK

We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2012. The notional amount of these hedge contracts in place as of June 30, 2012 was $35 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $3 million unrealized loss as of June 30, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of June 30, 2012 was $2 million. This analysis does not consider the underlying exposure.

FOREIGN CURRENCY EXCHANGE RISK

We have a foreign exchange forward contract to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of this contract was $32 million as of June 30, 2012, and it matures on March 27, 2013. As of June 30, 2012, the fair value of this contract was an unrealized loss of $1 million.

We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $39 million as of June 30, 2012, and they mature by December 21, 2012. The fair value of these contracts was a $2 million unrealized gain as of June 30, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of June 30, 2012 was $4 million. This analysis does not consider the underlying exposure.

INTEREST RATE RISK

As of June 30, 2012, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.

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

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 16 to the condensed consolidated financial statements for additional information regarding legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on June 30, 2012 into a total of approximately 1,380 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

4.1	Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated June 26, 2012)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures*

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2012 and 2011, (3) the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION

By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

July 25, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit

4.1	Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated June 26, 2012)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101	The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months and six months ended June 30, 2012 and 2011, (3) the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith