Form 10-Q
period 2012-09-30
USG CORP
filed 2012-10-26
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2012 was 107,414,019.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions, except per-share and share data)
	2012	2011	2012	2011
Net sales	$828	$763	$2,409	$2,184
Cost of products sold	722	717	2,099	2,064
Gross profit	106	46	310	120

Selling and administrative expenses	74	66	224	213
Restructuring and long-lived asset impairment charges	3	59	5	70
Operating profit (loss)	29	(79)	81	(163)

Interest expense	50	54	154	158
Interest income	(1)	(1)	(3)	(5)
Loss on extinguishment of debt	—	—	41	—
Other income, net	(1)	—	(2)	(1)
Loss from continuing operations before income taxes	(19)	(132)	(109)	(315)

Income tax expense (benefit)	11	(15)	9	(19)
Loss from continuing operations	(30)	(117)	(118)	(296)

Income from discontinued operations, net of tax	1	2	5	6
Net loss	$(29)	$(115)	$(113)	$(290)

Earnings per common share - basic:
Loss from continuing operations	$(0.29)	$(1.11)	$(1.11)	$(2.85)
Income from discontinued operations	0.01	0.02	0.04	0.05
Net loss	$(0.28)	$(1.09)	$(1.07)	$(2.80)

Earnings per common share - diluted:
Loss from continuing operations	$(0.29)	$(1.11)	$(1.11)	$(2.85)
Income from discontinued operations	0.01	0.02	0.04	0.05
Net loss	$(0.28)	$(1.09)	$(1.07)	$(2.80)

Average common shares	107,380,328	105,304,781	106,128,123	103,592,899
Average diluted common shares	107,380,328	105,304,781	106,128,123	103,592,899
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(millions)
	2012	2011	2012	2011
Net loss	$(29)	$(115)	$(113)	$(290)

Other comprehensive income (loss), net of tax:
Derivative instruments	1	10	4	18
Pension and postretirement benefits	1	4	10	10
Foreign currency translation	16	(54)	21	(31)
Other comprehensive income (loss), net of tax	$18	$(40)	$35	$(3)

Comprehensive loss	$(11)	$(155)	$(78)	$(293)

See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)	As of September 30, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$437	$365
Short-term marketable securities	89	164
Restricted cash	18	1
Receivables (net of reserves — $15 and $17)	347	316
Inventories	302	292
Income taxes receivable	7	8
Deferred income taxes	4	4
Other current assets	44	54
Assets related to discontinued operations	38	35
Total current assets	1,286	1,239
Long-term marketable securities	41	122
Property, plant and equipment (net of accumulated depreciation and depletion — $1,709 and $1,602)	2,083	2,104
Deferred income taxes	21	25
Other assets	233	229
Total assets	$3,664	$3,719
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$244	$226
Accrued expenses	276	258
Current portion of long-term debt	5	7
Deferred income taxes	12	12
Income taxes payable	3	6
Liabilities related to discontinued operations	17	15
Total current liabilities	557	524
Long-term debt	2,306	2,297
Deferred income taxes	6	7
Other liabilities	673	735
Total liabilities	3,542	3,563
Stockholders’ Equity:
Preferred stock	—	—
Common stock	11	10
Treasury stock	—	—
Additional paid-in capital	2,592	2,561
Accumulated other comprehensive loss	(139)	(174)
Retained earnings (accumulated deficit)	(2,355)	(2,241)
Stockholders' equity of parent	109	156
Noncontrolling interest	13	—
Total stockholders’ equity including noncontrolling interest	122	156
Total liabilities and stockholders’ equity	$3,664	$3,719
See accompanying Notes to Condensed Consolidated Financial Statements.

USG CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Nine months ended September 30,
	2012	2011
Operating Activities
Net loss	$(113)	$(290)
Less: Income from discontinued operations	5	6
Loss from continuing operations	(118)	(296)

Adjustments to reconcile loss from continuing operations to net cash:
Depreciation, depletion and amortization	116	123
Loss on extinguishment of debt	41	—
Long-lived asset impairment charges	1	52
Share-based compensation expense	15	19
Deferred income taxes	4	(12)
Noncash income tax benefit	—	(3)
Gain on asset dispositions	(8)	(1)
(Increase) decrease in working capital:
Receivables	(33)	(50)
Income taxes receivable	2	(4)
Inventories	(11)	(29)
Prepaid expenses	2	(2)
Payables	17	35
Accrued expenses	25	(8)
Decrease (increase) in other assets	3	(8)
(Decrease) increase in other liabilities	(29)	2
Other, net	—	2
Net cash provided by (used for) operating activities - continuing operations	$27	$(180)

Investing Activities
Purchases of marketable securities	(115)	(295)
Sales or maturities of marketable securities	269	251
Capital expenditures	(41)	(37)
Acquisition of mining rights	(16)	—
Net proceeds from asset dispositions	14	3
Investments in joint ventures	(14)	—
Loan to joint venture	(4)	(4)
(Deposit) return of restricted cash	(16)	2
Net cash provided by (used for) investing activities - continuing operations	$77	$(80)

Financing Activities
Issuance of debt	248	—
Repayment of debt	(281)	(5)
Payment of debt issuance fees	(5)	—
Loan from venture partner	2	—
Issuance of common stock	1	—
Repurchases of common stock to satisfy employee tax withholding obligations	(5)	(3)
Net cash used for financing activities - continuing operations	$(40)	$(8)

Effect of exchange rate changes on cash	5	(11)

Net cash provided by operating activities - discontinued operations	4	6
Net cash used for investing activities - discontinued operations	(1)	—

Net increase (decrease) in cash and cash equivalents	$72	$(273)
Cash and cash equivalents at beginning of period	365	629
Cash and cash equivalents at end of period	$437	$356

Supplemental Cash Flow Disclosures:
Interest paid	$146	$141
Income taxes paid, net	5	7
Amount in accounts payable for capital expenditures	2	1
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
We prepared the accompanying unaudited condensed consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which we filed with the SEC on February 14, 2012.
2.    Discontinued Operations
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement, or SAPA, with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which the Sellers have agreed to sell to Knauf certain of their wholly owned European business operations. Those businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey.
Pursuant to the terms of the SAPA, Knauf has agreed to purchase the businesses being sold for a total price of approximately $80 million. That amount is subject to a working capital adjustment at closing. In addition, USG and its subsidiaries are entitled to retain all cash and cash equivalents of the businesses being sold, which totaled approximately $37 million at September 30, 2012, and will retain responsibility for benefits payable under USG (U.K.) Ltd.’s closed pension plan. At September 30, 2012, the liability balance on our condensed consolidated balance sheet with respect to that pension plan was approximately $1 million.
Consummation of the transactions contemplated by the SAPA is expected to occur within the next several months; however, it is subject to the satisfaction or waiver of customary closing conditions, including receipt of necessary government approvals, the performance in all material respects by the parties of their respective obligations under the SAPA and, in the case of Knauf, the absence of any change or event which would reasonably be expected to result in a material adverse effect on the acquired businesses. There can be no assurance that the closing conditions set forth in the SAPA will be satisfied or waived. The SAPA is filed as an exhibit to this Quarterly Report on Form 10-Q.
Affiliates of Knauf are the beneficial owners of approximately 14% of USG’s outstanding shares of common stock.

The results of our European business operations have been reclassified as discontinued operations in the condensed consolidated financial statements and accompanying footnotes presented in this report. The assets and liabilities of the discontinued operations are reflected at carrying value because their fair value less estimated costs to sell exceeds carrying value. The carrying amounts of the major classes of assets and liabilities included in the disposal group were as follows:

(millions)	As of September 30, 2012	As of December 31, 2011
Accounts receivable	$9	$8
Inventories	14	13
Property, plant and equipment, net	13	13
Other assets	2	1
Assets related to discontinued operations	$38	$35
Accounts payable	6	7
Other liabilities	11	8
Liabilities related to discontinued operations	$17	$15
Sales from discontinued operations, operating profit from discontinued operations and income from discontinued operations before income taxes were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2012	2011	2012	2011
Sales from discontinued operations	$27	$29	$83	$90
Operating profit from discontinued operations	1	3	7	8
Income from discontinued operations before income taxes	1	3	7	9

3.	Restructuring and Long-Lived Asset Impairment Charges
We recorded the following restructuring and long-lived asset impairment charges during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,

(millions)	2012	2011	2012	2011
Severance	$2	$2	$3	$6
Lease obligations	—	4	(1)	6
Long-lived asset impairment charges	—	51	1	52
Asset impairment charges related to inventory	—	2	—	2
Other exit costs	1	—	2	4
Total	$3	$59	$5	$70
2012
Charges in the third quarter of 2012 included severance and other exit costs primarily related to the closure of 12 L&W Supply distribution branches. Charges in the nine months ended September 30, 2012 also included severance related to our December 2011 salaried workforce reduction, exit costs related to production facilities closed in prior years and an impairment related to previously idled machinery and equipment of which we subsequently disposed.
2011
Charges in the third quarter of 2011 primarily related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, including the write-down of the carrying values of property, machinery, equipment and buildings and acceleration of the Windsor facility’s asset retirement obligation. Other third quarter 2011 charges related to L&W Supply's closure of nine distribution branches and its Nevada custom door and frames business. Charges in the nine months ended September 30, 2011 also included a long-lived asset impairment, severance, lease obligations and other exit costs related to production facilities closed in prior years.

RESTRUCTURING RESERVES
Restructuring reserves totaling $26 million were included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2012. Total cash payments charged against the restructuring reserve in the first nine months of 2012 amounted to $12 million. We expect future payments to be approximately $10 million during the remainder of 2012, $5 million in 2013 and $11 million after 2013. All restructuring-related payments in the first nine months of 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/11	2012 Activity			Balance as of 9/30/12
(millions)		Charges	Cash Payments	Asset Impairment
Severance	$4	$3	$(4)	$—	$3
Lease obligations	21	(1)	(4)	—	16
Asset impairments	—	1	—	(1)	—
Other exit costs	9	2	(4)	—	7
Total	$34	$5	$(12)	$(1)	$26

4.	Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. As discussed in Note 2, the results of our European business operations, previously included in our Worldwide Ceilings segment, are reflected as discontinued operations in the accompanying condensed consolidated financial statements and, as such, are not included in these tables. Segment results for our continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2012	2011	2012	2011
Net Sales:
North American Gypsum	$496	$437	$1,455	$1,273
Worldwide Ceilings	155	154	459	443
Building Products Distribution	300	283	863	796
Eliminations	(123)	(111)	(368)	(328)
Total	$828	$763	$2,409	$2,184

Operating Profit (Loss):
North American Gypsum	$35	$(70)	$98	$(115)
Worldwide Ceilings	24	22	69	65
Building Products Distribution	(10)	(17)	(23)	(53)
Corporate	(18)	(16)	(57)	(60)
Eliminations	(2)	2	(6)	—
Total	$29	$(79)	$81	$(163)
Restructuring and long-lived asset impairment charges by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2012	2011	2012	2011
North American Gypsum	$1	$52	$4	$61
Worldwide Ceilings	—	—	1	—
Building Products Distribution	2	7	—	8
Corporate	—	—	—	1
Total	$3	$59	$5	$70
See Note 3 for information related to the restructuring reserve as of September 30, 2012 and restructuring and long-lived asset impairment charges for the third quarter and first nine months of 2012 and 2011.

5.	Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of restricted stock units, or RSUs, and performance shares, the potential exercise of outstanding stock options and the potential conversion of our $400 million of 10% convertible senior notes due 2018. The reconciliation of basic loss per share to diluted loss per share is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,

(millions, except per-share data)	2012	2011	2012	2011
Loss from continuing operations	$(30)	$(117)	$(118)	$(296)
Income from discontinued operations	1	2	5	6
Net loss	$(29)	$(115)	$(113)	$(290)

Average common shares	107.4	105.3	106.1	103.6
Average diluted common shares	107.4	105.3	106.1	103.6

Basic earnings (loss) per average common share:
Loss from continuing operations	$(0.29)	$(1.11)	$(1.11)	$(2.85)
Income from discontinued operations	0.01	0.02	0.04	0.05
Net loss	$(0.28)	$(1.09)	$(1.07)	$(2.80)

Diluted earnings (loss) per average common share:
Loss from continuing operations	$(0.29)	$(1.11)	$(1.11)	$(2.85)
Income from discontinued operations	0.01	0.02	0.04	0.05
Net loss	$(0.28)	$(1.09)	$(1.07)	$(2.80)
The diluted losses per share for the third quarter and first nine months of 2012 and 2011 were computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our $400 million of 10% convertible senior notes due 2018 at the initial conversion price of $11.40 per share were not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive. Stock options, RSUs and performance shares not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, common shares)	2012	2011	2012	2011
Stock options, RSUs and performance shares	7.9	4.9	8.0	3.4

6.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our condensed consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $269 million for the nine months ended September 30, 2012. Our investments in marketable securities consisted of the following:

	As of September 30, 2012		As of December 31, 2011
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$72	$72	$174	$174
U.S. government and agency debt securities	22	22	32	32
Non-U.S. government and agency debt securities	1	1	—	—
Asset-backed debt securities	7	7	18	18
Certificates of deposit	16	16	35	35
Municipal debt securities	12	12	27	27
Total marketable securities	$130	$130	$286	$286
The realized and unrealized gains and losses for the quarter ended September 30, 2012 and year ended December 31, 2011 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of September 30, 2012 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$89	$89
Due in 1-5 years	41	41
Total marketable securities	$130	$130
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

7.	Intangible Assets
Intangible assets are included in other assets on the condensed consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of September 30, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(39)	$31	$70	$(34)	$36
Other	9	(6)	3	9	(5)	4
Total	$79	$(45)	$34	$79	$(39)	$40
Total amortization expense was $2 million and $6 million for the third quarter and first nine months of 2012, respectively, and $2 million and $6 million for the third quarter and first nine months of 2011, respectively. Estimated amortization expense for the remainder of 2012 and for future years is as follows:

(millions)	2012	2013	2014	2015	2016	2017 and thereafter
Estimated future amortization expense	$2	$7	$7	$7	$7	$4

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of September 30, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8
Total	$30	$—	$30	$30	$—	$30

8.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	As of September 30, 2012	As of December 31, 2011
9.75% senior notes due 2014, net of discount	$59	$297
8.375% senior notes due 2018	350	350
7.875% senior notes due 2020, net of discount	248	—
7.75% senior notes due 2018, net of discount	499	499
6.3% senior notes due 2016	500	500
10% convertible senior notes due 2018, net of discount	385	383
Ship mortgage facility (includes $5 million and $7 million of current portion of long-term debt)	31	36
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,311	$2,304
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
The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2012, our fixed charge coverage ratio was 0.46-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $46 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions, including the payment of dividends.
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of September 30, 2012, outstanding letters of credit and the current borrowing availability requirement of $46 million, borrowings available under the credit facility were approximately $174 million. As of September 30, 2012 and during the quarter then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.4%. Outstanding letters of credit totaled $89 million as of September 30, 2012.

CGC CREDIT FACILITY
Our Canadian subsidiary, CGC Inc., or CGC, has a credit agreement that allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms. Revolving loans under the agreement may be made in Canadian dollars or U.S. dollars. Under the credit agreement, revolving loans made in Canadian dollars bear interest at a floating rate based on the prime rate plus 1.25% or the Bankers’ Acceptance Discount Rate plus 2.75%, at the option of CGC. Revolving loans made in U.S. dollars bear interest at a floating rate based upon a base rate plus 1.25% or the LIBOR rate plus 2.75%, at the option of CGC. As of September 30, 2012 and during the quarter then-ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.0%. As of September 30, 2012, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of September 30, 2012 was $40 million.
REPURCHASE OF SENIOR NOTES
On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012, we recorded a loss on early extinguishment of debt of $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. As of September 30, 2012, $59 million of the 2014 Senior Notes remained outstanding.
ISSUANCE OF SENIOR NOTES
On April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.
The 2020 Senior Notes were recorded on the condensed consolidated balance sheets at $248 million, net of debt discount of $2 million. We deferred $5 million of financing costs that will be amortized to interest expense over the term of the notes. Our obligations under the 2020 Senior Notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries. The notes are redeemable at any time, or in part from time to time, at our option on or after March 30, 2016 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes at our option at any time prior to March 30, 2016, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed and (b) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 0.5%, plus any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
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
OTHER INFORMATION
The fair value of our debt was $2.860 billion as of September 30, 2012 and $2.176 billion as of December 31, 2011. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models, and is classified as Level 2. See Note 10 for further discussion on fair value measurements and classifications. Interest accrued on our debt as of September 30, 2012 and December 31, 2011 was $54 million and $52 million, respectively.
As of September 30, 2012, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of September 30, 2012, we had swap and option contracts to hedge $27 million notional amounts of natural gas. All of these contracts mature by December 31, 2013. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of September 30, 2012 was $1 million. AOCI also included $1 million of losses related to closed derivative contracts hedging underlying transactions that have not yet affected earnings. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first nine months of 2012. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million unrealized gain as of September 30, 2012.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these contracts was $32 million as of September 30, 2012, and they mature on March 27, 2013. We do not apply hedge accounting for these contracts and all changes in the fair value are recorded to earnings. As of September 30, 2012, the fair value of these contracts was an immaterial unrealized gain.
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $104 million as of September 30, 2012, and they mature by December 23, 2013. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first nine months of 2012. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $1 million unrealized gain as of September 30, 2012.
During the third quarter of 2012, we entered into foreign exchange forward contracts to hedge a portion of our net investment in one of our European subsidiaries. The notional amount of these contracts was $25 million, and they mature on October 29, 2012. These forward contracts are designated as net investment hedges and no ineffectiveness was recorded in the third quarter of 2012. Gains and losses on derivatives designated as net investment hedges, to the extent they are effective as hedges, remain in AOCI until such point when the investment is either sold or liquidated. The fair value of these contracts that remained in AOCI was a $1 million unrealized loss as of September 30, 2012.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of September 30, 2012, our derivatives were in a net asset position of $1 million. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $1 million of collateral provided to our counterparties related to our derivatives. No additional collateral is required under these agreements. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our condensed consolidated balance sheets.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$1	$(1)	Cost of products sold	$(3)	$(4)
Foreign exchange contracts	—	8	Cost of products sold	1	(2)

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	(1)	$—	Other income, net	—	$—
Total	$—	$7		$(2)	$(6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2012	2011
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(2)
Foreign exchange contracts	Other income, net	1	—
Total		$1	$(2)

The following are the pretax effects of derivative instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(2)	$(2)	Cost of products sold	$(8)	$(13)
Foreign exchange contracts	(1)	5	Cost of products sold	1	(4)

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	(1)	—	Other income, net	—	—
Total	$(4)	$3		$(7)	$(17)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2012	2011
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(3)
Foreign exchange contracts	Other income, net	—	(1)
Total		$—	$(4)

The following are the fair values of derivative instruments and the location on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		9/30/12	12/31/11		9/30/12	12/31/11
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$2	$8
Foreign exchange contracts	Other current assets	1	3	Accrued expenses	—	—

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	1	—
Total derivatives in hedging relationships		$3	$4		$3	$8

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$—	$—
Foreign exchange contracts	Other current assets	—	—	Accrued expenses	—	—
Total derivatives not designated as hedging instruments		$1	$—		$—	$—

Total derivatives	Total assets	$4	$4	Total liabilities	$3	$8
As of September 30, 2012, we had no derivatives designated as fair value hedges.

10.	Fair Value Measurements
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

Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11
Cash equivalents	$201	$128	$40	$31	$—	$—	$241	$159
Marketable securities:
Corporate debt securities	—	—	72	174	—	—	72	174
U.S. government and agency debt securities	—	—	22	32	—	—	22	32
Non-U.S. government and agency debt securities	—	—	1	—	—	—	1	—
Asset-backed debt securities	—	—	7	18	—	—	7	18
Certificates of deposit	—	—	16	35	—	—	16	35
Municipal debt securities	—	—	12	27	—	—	12	27
Derivative assets	—	—	4	4	—	—	4	4
Derivative liabilities	—	—	(3)	(8)	—	—	(3)	(8)
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement.
During the second quarter of 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3. As a result, as disclosed in Note 3, we recorded long-lived asset impairment charges of $1 million that are included in restructuring and long-lived asset impairment charges in the condensed consolidated statements of operations for the nine months ended September 30, 2012.
During the third quarter of 2011, we decided that we would permanently close our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We measured the fair value of the Windsor real property, buildings, machinery and equipment as of September 30, 2011 by evaluating the current economic conditions for similar use assets using measurements classified as Level 3 and maximizing the use of available and reliable inputs observable in the marketplace. The fair value of the real property and buildings was estimated after considering a range of possible outcomes based on recent comparable sales and similar properties currently being marketed. Due to the lack of an established secondary market for the machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based upon a market approach considering comparable equipment adjusted for condition, age, functionality, obsolescence, marketability and location. As a result of our evaluation, long-lived Windsor assets with a carrying amount of $57 million were written down to their fair value of $6 million, resulting in a long-lived asset impairment charge of $51 million that is included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

11.	Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2012	2011	2012	2011
Pension:
Service cost of benefits earned	$8	$7	$23	$21
Interest cost on projected benefit obligation	16	15	48	47
Expected return on plan assets	(18)	(16)	(52)	(49)
Net amortization	9	7	26	20
Net pension cost	$15	$13	$45	$39
Postretirement:
Service cost of benefits earned	$1	$1	$3	$4
Interest cost on projected benefit obligation	2	3	6	10
Net amortization	(9)	(5)	(27)	(16)
Net postretirement cost	$(6)	$(1)	$(18)	$(2)
During the second quarter of 2012, we made a contribution to the USG Corporation Retirement Plan Trust, or Trust, that was recorded on the condensed consolidated balance sheet at $20.6 million. This contribution consisted of 1,249,219 shares of our common stock, or the Contributed Shares, and was recorded on the condensed consolidated balance sheet at the June 25, 2012 closing price of $16.48 per share. The Contributed Shares are not reflected on the condensed consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $16.01 per share ($16.48 less a 2.80% discount), or approximately $20 million in the aggregate, by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares were registered for resale, and Evercore has authority to sell some or all of them in its discretion as fiduciary. During the third quarter of 2012, we contributed $30 million in cash to the Trust.
During the first and second quarters of 2012, we contributed $2 million and $7 million, respectively, in cash to our pension plan in Canada.

12.	Share-Based Compensation
During the first nine months of 2012, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
STOCK OPTIONS
We granted stock options to purchase 760,687 shares of common stock during the first nine months of 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire 10 years from the date of grant, or earlier in the event of death, disability or retirement.
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
The weighted-average assumptions used in the valuations were as follows: expected volatility of 59.03%, risk-free rate of 1.24%, expected term (in years) of 6.26 and expected dividends of zero.

RESTRICTED STOCK UNITS
We granted RSUs with respect to 598,121 shares of common stock during the first nine months of 2012 that generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first nine months of 2012 had a weighted average fair value of $15.21.
PERFORMANCE SHARES
We granted 225,127 performance shares during the first nine months of 2012. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0 to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the weighted average fair value of each performance share granted to be $22.96 during the first nine months of 2012 using a Monte Carlo simulation that uses the assumptions noted below. Expected volatility is based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted-average assumptions used in the valuations were as follows: expected volatility of 67.63%, risk-free rate of 0.36%, expected term (in years) of 2.89 and expected dividends of zero.

13.	Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	As of September 30, 2012	As of December 31, 2011
Finished goods and work in progress	$246	$230
Raw materials	56	62
Total	$302	$292
ASSET RETIREMENT OBLIGATIONS
Changes in the liability for asset retirement obligations consisted of the following:

	Nine months ended September 30,
(millions)	2012	2011
Balance as of January 1	$114	$103
Accretion expense	5	5
Liabilities incurred/adjusted (a)	(1)	12
Liabilities settled	(1)	(1)
Asset retirements	—	(1)
Foreign currency translation	1	(1)
Balance as of September 30	$118	$117

(a)
Liabilities incurred/adjusted for the nine months ended September 30, 2011 include $10 million for the acceleration of the asset retirement obligation related to the decision to permanently close our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.

As of December 31, 2011, we had $6 million of net property, plant and equipment included in other current assets on the condensed consolidated balance sheet classified as “assets held for sale.” These assets were primarily owned by United States Gypsum Company. These assets were sold during the nine months ended September 30, 2012. Assets held for sale as of September 30, 2012 consisted of our European businesses as described in Note 2.

14.	Income Taxes
We had income tax expense of $11 million and a negative effective tax rate of 57.9% in the third quarter of 2012. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a full valuation allowance. Therefore, any loss before income taxes does not generate a corresponding income tax benefit.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of September 30, 2012, we had federal net operating loss, or NOL, carryforwards of approximately $2.015 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.153 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of September 30, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $279 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $6 million as of September 30, 2012 against a portion of which we have historically maintained a valuation allowance.
During periods prior to 2012, we established a valuation allowance against our deferred tax assets totaling $1.042 billion. Based upon an evaluation of all available evidence and our net losses for the first three quarters of 2012, we recorded an increase in the valuation allowance against our deferred tax assets of $14 million in the first quarter, $21 million in the second quarter and no increase in the third quarter. The aggregate increase in the valuation allowance was comprised of $53 million due to the losses during our first three quarters less other discrete adjustments of $18 million. As a result, our valuation allowance increased to $1.077 billion as of September 30, 2012.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 3.02% for September 2012. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of September 30, 2012, our annual U.S. federal NOL utilization would have been limited to approximately $71 million per year.

15.	Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI are summarized in the following table:

	Derivatives		Defined Benefit and Pension Plans		Foreign Currency Translation		AOCI
(millions)	2012	2011	2012	2011	2012	2011	2012	2011
Balance as of January 1	$28	$8	$(221)	$(106)	$19	$48	$(174)	$(50)
Other comprehensive income (loss), net of tax	4	18	10	10	21	(31)	35	(3)
Balance as of September 30	$32	$26	$(211)	$(96)	$40	$17	$(139)	$(53)
After-tax loss on derivatives reclassified from AOCI to earnings were $2 million and $7 million during the three and nine months ended September 30, 2012, respectively. We estimate that we will reclassify a net $2 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

16.	Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, and was sold or used by hundreds of distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard is defective and emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for the costs of removing and replacing the Chinese-made wallboard and other allegedly damaged property as well as damages for bodily injury, including medical monitoring in some cases. Most of the lawsuits against L&W Supply are part of the consolidated multi-district litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana. The focus of the litigation has been on plaintiffs’ property damage claims and not their alleged bodily injury claims.
L&W Supply’s sales of Knauf Tianjin wallboard, which were confined to the Florida region in 2006, were relatively limited. The amount of Knauf Tianjin wallboard potentially sold by L&W Supply Corporation could completely furnish approximately 250-300 average-size houses; however, the actual number of homes involved is greater because many homes contain a mixture of different brands of wallboard. Of the claims made to date, we have identified approximately 290 homes where we have confirmed that L&W Supply delivered, or could have delivered, Knauf Tianjin wallboard to the home. We have resolved the claims relating to approximately 250 of those homes as indicated below.
In early 2011, we entered into an agreement with Knauf that effectively caps our responsibility for property damage claims relating to Knauf Tianjin wallboard at a fixed amount per square foot for the property at issue. In 2012, we entered into a homeowner class settlement resolving claims of all homeowners who filed lawsuits alleging damages from Knauf Tianjin wallboard, including both property damage and bodily injury claims. Pursuant to the class settlement, we will contribute the same fixed amount per square foot set forth in our agreement with Knauf. Our per-square-foot contribution is limited to those homes to which we supplied Knauf Tianjin wallboard, and only one payment is required per home. The class settlement has been preliminary approved by the judge presiding over the multi-district litigation. Eligible homeowners were sent notice of the settlement and had until September 28, 2012 to indicate whether they accept the settlement or have elected to opt out and continue to pursue their claims in litigation. Fewer than ten homeowners opted out of our class settlement, and we do not believe that L&W Supply delivered Knauf Tianjin wallboard to any of the homes involved. The court has set a hearing in November 2012 to determine whether to issue final approval of the settlement. For all claims against us relating to Knauf Tianjin wallboard that are not resolved by the class settlement, including claims of homeowners who do not participate in the class settlement, our original settlement with Knauf remains in effect and caps our responsibility for Knauf Tianjin property damage claims.
Although the vast majority of Chinese drywall claims against us relate to Knauf Tianjin board, we have received some claims relating to other Chinese-made wallboard sold by L&W Supply Corporation. Most, but not all, of the other Chinese-made wallboard we sold was manufactured by Knauf at other plants in China. We are not aware of any instances in which the wallboard from the other Knauf Chinese plants has been determined to cause odor or corrosion problems. A small percentage of claims made against L&W Supply Corporation relate to Chinese-made wallboard that was not manufactured by Knauf, but which is alleged to have odor and corrosion problems. Those claims are not encompassed within our settlement with Knauf or the recent homeowner class settlement.

As of September 30, 2012, we have an accrual of $8 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $4 million. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the costs of resolving those claims. Our estimated liability could be higher if the other Knauf Chinese wallboard that we sold is determined to be problematic, the number of Chinese wallboard claims significantly exceeds our estimates, or the cost of resolving bodily injury claims is more than estimated. Considering all factors known to date, we do not believe that these claims and other similar claims that might be asserted will have a material effect on our results of operations, financial position or cash flows. However, there can be no assurance that the lawsuits will not have such an effect.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of September 30, 2012, we have an accrual of $12 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.
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

We have determined that the mining entity is a variable interest entity (VIE). We believe that we direct the activities that most significantly impact the VIE through our appointment of the general manager, whose responsibilities include developing infrastructure, operating the quarry and directing the entity's product development and pricing strategies.  As such, we have consolidated the VIE and have established a 45% noncontrolling interest of $13 million within stockholders' equity based upon the fair value of the mining rights, with a corresponding increase to the mining rights. There was no gain or loss recognized upon the initial consolidation of the VIE.

During the third quarter of 2012, our venture partner Zawawi Group provided a loan of $2 million to Zawawi Gypsum, LLC, which is included in other liabilities in our accompanying condensed consolidated balance sheet as of September 30, 2012. At the same time, we also provided a loan of $2 million to Zawawi Gypsum, LLC. The loan is not reflected on our accompanying condensed consolidated balance sheet because it is eliminated in consolidation.

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
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first nine months of 2012

•	residential and nonresidential repair and remodel activity accounted for approximately 51% of our net sales,

•	new residential construction accounted for approximately 24% of our net sales,

•	new nonresidential construction accounted for approximately 23% of our net sales, and

•	other activities accounted for approximately 2% of our net sales.
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution.
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
Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products worldwide. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada, Europe and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Europe, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Europe, Latin America and the Asia-Pacific region. As discussed in Note 2 to our condensed consolidated financial statements, our European business operations have been classified as discontinued operations; therefore, the segment results for Worldwide Ceilings exclude the results of these operations.
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
Geographic Information: For the first nine months of 2012, approximately 80% of our net sales were attributable to the United States, Canada accounted for approximately 12% of our net sales and other foreign countries accounted for the remaining 8%.
FINANCIAL INFORMATION
Consolidated net sales in the third quarter of 2012 were $828 million, up $65 million, or 9%, from the third quarter of 2011. We had an operating profit of $29 million in the third quarter of 2012 compared to an operating loss of $79 million in the third quarter of 2011. Our net loss was $29 million, or $0.28 per share, in the third quarter of 2012 compared to a net loss of $115 million, or $1.09 per share, in the third quarter of 2011.

As of September 30, 2012, we had $567 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity was $781 million as of September 30, 2012 (including $214 million of borrowing availability under our revolving credit facilities) compared to $834 million as of December 31, 2011 (including $183 million of borrowing availability under our revolving credit facilities).
DISCONTINUED OPERATIONS
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which we have agreed to sell to Knauf all of our wholly owned European business operations. These businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. The results of our European business operations have been reclassified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in this report and were previously included in our Worldwide Ceilings reportable segment. See Note 2 to the condensed consolidated financial statements for additional information related to discontinued operations.
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
Housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. As reported by U.S. Census Bureau, housing starts were approximately 154,900 units in the first quarter of 2012, 209,300 units in the second quarter, and 218,300 in the third quarter. In September 2012, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 872,000 units, the highest level since July 2008, but still low by historical standards. We believe housing starts for the full year of 2012 will be approximately 760,000 units. Most industry analysts believe that the level of new home construction will continue to increase, although the recovery over the next few years may be modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for new home construction in the United States in 2013 are for a range of from 730,000 to 1,250,000 units. We currently estimate that 2013 housing starts in the U.S. will be in the middle of that range.
New nonresidential construction also has experienced significant declines over the past several years. Demand for our products from new nonresidential construction is correlated to floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed increased 2% in 2011 compared with 2010, following a 13% decrease in 2010 compared to 2009 and a 44% decrease in 2009 compared with 2008. Floor space for which new nonresidential construction contracts were signed was flat in the first nine months of 2012 compared to 2011. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will be unchanged in 2012 from the 2011 level and will increase 13% in 2013 from the 2012 level.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.26 million units in 2011, a 2% increase from the 2010 level of 4.19 million units. The seasonally adjusted annual rate of existing home sales was 4.75 million units in September 2012. This was 2% lower than the August 2012 rate of 4.83 million units, but 11% higher than the September 2011 rate of 4.28 million units. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all adversely affected demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2012 will be approximately 2% above the 2011 level and that overall repair and remodel spending in 2013 will be approximately 2% above the 2012 level.

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
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 14.0 billion square feet in the first nine months of 2012, up approximately 8% compared with 12.9 billion square feet in the first nine months of 2011. We estimate that industry shipments in the United States for all of 2012 will be approximately 18.5 billion square feet, up approximately 6% from 17.5 billion square feet in 2011.
U.S. Gypsum shipped 3.5 billion square feet of SHEETROCK® brand gypsum wallboard in the first nine months of 2012, a 16% increase from 3.0 billion square feet in the first nine months of 2011. The increase in U.S. Gypsum’s SHEETROCK® wallboard shipments in the first nine months of 2012 compared with the first nine months of 2011 exceeded the increase for industry gypsum board shipments primarily due to demand for our lightweight gypsum panel products. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 25% in the third quarter and 26% in the first nine months of 2012, compared to 25% in the third quarter and first nine months of 2011. Its share of the gypsum board market in the United States was approximately 28% in the first quarter of 2012 and 27% in the second quarter of 2012.
Currently, there is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 31.9 billion square feet as of January 1, 2012. We estimate that the industry capacity utilization rate was approximately 57% during the first nine months of 2012 compared to 52% during the first nine months of 2011. We project that the industry capacity utilization rate will remain at approximately its current level for the balance of 2012. We could experience pressure on gypsum wallboard selling prices and gross margins particularly at such a low level of capacity utilization.
RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES
Since mid-2006, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity. In 2011, we permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, which was idled in the first quarter of that year. Since January 1, 2007, we have eliminated approximately 4,770 salaried and hourly positions. As part of L&W Supply’s efforts to reduce its cost structure, it closed a total of 125 distribution branches from January 1, 2007 through September 30, 2012, including 12 branches closed in the third quarter of 2012. L&W Supply continued to serve its customers from 142 branches in the United States as of September 30, 2012. We will continue our efforts to adjust our operations to the economic conditions in our markets.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. During the first nine months of 2012, we recorded $1 million of long-lived asset impairment charges associated with previously idled machinery and equipment that we subsequently disposed.

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
KEY STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding in select emerging markets and growing nonwallboard product lines; and

•	differentiate USG from our competitors through innovation.
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
The second phase of the partnership is a 50/50 manufacturing venture with Zawawi Minerals LLC to build and operate a new low cost wallboard plant in the Salalah Free Zone, Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. The target for commencement of wallboard production operations is the first half of 2014.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2012	2011	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended September 30:
Net sales	$828	$763	$65	9%
Cost of products sold	722	717	(5)	(1)%
Gross profit	106	46	60	130%
Selling and administrative expenses	74	66	(8)	(12)%
Restructuring and long-lived asset impairment charges	3	59	56	95%
Operating profit (loss)	29	(79)	108	*
Interest expense	50	54	4	7%
Interest income	(1)	(1)	—	—%
Other income, net	(1)	—	1	*
Income tax expense (benefit)	11	(15)	(26)	*
Loss from continuing operations	(30)	(117)	87	74%
Income from discontinued operations, net of tax	1	2	(1)	(50)%
Net loss	$(29)	$(115)	$86	75%
Basic and diluted loss per share	$(0.28)	$(1.09)	$0.81	74%

Nine months ended September 30:
Net sales	$2,409	$2,184	$225	10%
Cost of products sold	2,099	2,064	(35)	(2)%
Gross profit	310	120	190	158%
Selling and administrative expenses	224	213	(11)	(5)%
Restructuring and long-lived asset impairment charges	5	70	65	93%
Operating profit (loss)	81	(163)	244	*
Interest expense	154	158	4	3%
Interest income	(3)	(5)	(2)	(40)%
Loss on extinguishment of debt	41	—	(41)	*
Other income, net	(2)	(1)	1	100%
Income tax expense (benefit)	9	(19)	(28)	*
Loss from continuing operations	(118)	(296)	178	60%
Income from discontinued operations, net of tax	5	6	(1)	(17)%
Net loss	$(113)	$(290)	$177	61%
Basic and diluted loss per share	$(1.07)	$(2.80)	$1.73	62%

*not meaningful
NET SALES
Consolidated net sales in the third quarter of 2012 increased $65 million, or 9%, compared with the third quarter of 2011. Net sales increased 14% for our North American Gypsum segment, 1% for our Worldwide Ceilings segment and 6% for our Building Products Distribution segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The slightly higher level of net sales for Worldwide Ceilings primarily reflected an increase in net sales for USG International.
Consolidated net sales in the first nine months of 2012 increased $225 million, or 10%, compared with the first nine months of 2011. Net sales increased 14% for our North American Gypsum segment, 4% for our Worldwide Ceilings segment and 8% for our Building Products Distribution segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The higher level of net sales for Worldwide Ceilings primarily reflected USG Interiors’ increased volume and higher selling prices for ceiling grid and an increase in net sales for USG International.

COST OF PRODUCTS SOLD
Cost of products sold for the third quarter of 2012 increased $5 million, or 1%, compared with the third quarter of 2011 primarily reflecting higher volumes of gypsum wallboard and gypsum-related products. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 8% in the third quarter of 2012 compared with the third quarter of 2011 reflecting per unit cost decreases of 23% for energy, 4% for raw materials and 3% for fixed costs. For USG Interiors, per unit manufacturing costs were down for ceiling grid in the third quarter 2012 compared to the third quarter of 2011 primarily due to lower per unit costs for steel, and were up for ceiling tile primarily due to product mix, partially offset by lower energy, raw materials and fixed costs.
Cost of products sold for the first nine months of 2012 increased $35 million, or 2%, compared with the first nine months of 2011 primarily reflecting higher volumes of gypsum wallboard and gypsum-related products. Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 9% in the first nine months of 2012 compared with the first nine months of 2011 reflecting per unit cost decreases of 27% for energy and 13% for fixed costs and 1% for raw materials. For USG Interiors, per unit manufacturing costs were up slightly for ceiling grid and were virtually unchanged for ceiling tile in the first nine months of 2012 compared with the first nine months of 2011.
GROSS PROFIT
Gross profit for the third quarter and first nine months of 2012 increased $60 million, or 130%, and $190 million, or 158%, respectively, compared with the third quarter and first nine months of 2011. Gross profits as a percentage of net sales were 12.8% for the third quarter and 12.9% for the first nine months of 2012 compared with 6.0% and 5.5% for the respective 2011 periods. These gross profit improvements were primarily attributable to the higher selling prices and lower per unit costs for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $74 million and $224 million in the third quarter and first nine months of 2012, respectively, up from $66 million and $213 million in the respective 2011 periods. The higher levels of selling and administrative expenses in the 2012 periods primarily reflected increased expenses related to our incentive compensation plans. As a percentage of net sales, selling and administrative expenses were 8.9% for the third quarter of 2012, compared to 8.7% for the third quarter of 2011, and 9.3% for the first nine months of 2012 compared to 9.8% for the first nine months of 2011.
RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
We recorded the following restructuring charges during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2012	2011	2012	2011
Severance	$2	$2	$3	$6
Lease obligations	—	4	(1)	6
Long-lived asset impairment charges	—	51	1	52
Asset impairment charges related to inventory	—	2	—	2
Other exit costs	1	—	2	4
Total	$3	$59	$5	$70

Charges in the third quarter of 2012 included severance and other exit costs primarily related to the closure of 12 L&W Supply distribution branches. Charges in the nine months ended September 30, 2012 also included severance related to our December 2011 salaried workforce reduction, exit costs related to production facilities closed in prior years and an impairment related to previously idled machinery and equipment that we subsequently disposed.
Charges in the third quarter of 2011 primarily related to the permanent closure of our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, including the write-down of the carrying values of property, machinery, equipment and buildings and acceleration of the Windsor facility’s asset retirement obligation. Other third quarter 2011 charges related to L&W Supply's closure of nine distribution branches and its Nevada custom door and frames business. Charges in the nine months ended September 30, 2011 also included a long-lived asset impairment, severance, lease obligations, and other exit costs related to production facilities closed in prior years.
See Note 3 to the condensed consolidated financial statements for additional information related to our restructuring reserve.

INTEREST EXPENSE
Interest expense was $50 million in the third quarter of 2012, down $4 million, or 7%, from the third quarter of 2011 and was $154 million for the first nine months of 2012, down $4 million, or 3%, from the first nine months of 2011. These decreases include the favorable impact of lower interest expense resulting from our second quarter 2012 issuance of 7.875% senior notes due 2020, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes due 2014.
LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter of 2012, we recorded a $41 million loss on the extinguishment of debt, including premiums, the write-off of unamortized debt discount and deferred financing fees, in connection with the tender offer and repurchase of our 9.75% senior notes.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense was $11 million in the third quarter of 2012 compared to tax benefit of $15 million in the third quarter of 2011. We had effective tax rates of (57.9)% and 11.4% for the third quarter of 2012 and 2011, respectively. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdictions. For the first nine months of 2012, we had income tax expense of $9 million compared to an income tax benefit of $19 million for the first nine months of 2011. Our effective tax rates were (8.3)% and 6.0% for the first nine months of 2012 and 2011, respectively.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2012(a)	2011(b)	$	%	2012(a)	2011(b)	$	%
Net Sales:
U. S. Gypsum	$382	$332	50	15%	$1,131	$972	159	16%
CGC (gypsum)	81	78	3	4%	248	230	18	8%
USG Mexico	42	42	—	—%	122	123	(1)	(1)%
Other (c)	20	10	10	100%	39	24	15	63%
Eliminations	(29)	(25)	(4)	(16)%	(85)	(76)	(9)	(12)%
Total	$496	$437	59	14%	$1,455	$1,273	182	14%

Operating Profit (Loss):
U. S. Gypsum	$22	$(10)	32	*	$77	$(60)	137	*
CGC (gypsum)	3	(7)	10	*	8	(2)	10	*
USG Mexico	6	6	—	—%	15	16	(1)	(6)%
Other (c)	5	(59)	64	*	(1)	(69)	68	99%
Eliminations	(1)	—	(1)	*	(1)	—	(1)	*
Total	$35	$(70)	105	*	$98	$(115)	213	*

*not meaningful

(a)
Operating profit for 2012 included restructuring and asset impairment charges of $1 million and $4 million for the third quarter and first nine months, respectively. These charges related to U.S. Gypsum.

(b)
Operating losses for 2011 included restructuring and asset impairment charges of $52 million and $61 million for the third quarter and first nine months, respectively. These charges included $51 million and $53 million for the respective 2011 periods related to our mining operation in Nova Scotia, Canada, which was permanently closed in the fourth quarter of 2011 and $1 million and $8 million for the respective 2011 periods related to U.S. Gypsum.

(c)	Includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011, our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada.
U.S. Gypsum: Net sales in the third quarter of 2012 were $382 million, up $50 million, or 15%, compared with the third quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $41 million, or 35%, reflecting a 14% increase in gypsum wallboard shipments, which favorably affected sales by $17 million, and an 18% increase in average gypsum wallboard selling prices, which increased sales by $24 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $224 million in the third quarter of 2012, a 4% increase compared to the third quarter of 2011. Net sales of SHEETROCK® brand joint compound increased $1 million, or 2%, due to 3% higher selling prices partially offset by 1% lower volume. Net sales of DUROCK® brand cement board increased $3 million as a 12% increase in volume was partially offset by a 1% decrease in selling prices. Net sales of FIBEROCK® brand gypsum fiber panels were unchanged as a 4% increase in selling price was offset by an 8% decrease in volume. Net sales of other products increased an aggregate of $5 million compared with the third quarter of 2011.
Operating profit of $22 million was recorded in the third quarter of 2012 compared with an operating loss of $10 million in the third quarter of 2011. The $32 million favorable change in operating results reflected gross profit improvements of $36 million for SHEETROCK® brand gypsum wallboard, of which $34 million was due to a higher gross margin and $2 million was due to the increase in shipments. The higher wallboard gross margin was attributable to higher selling prices, increased sales of higher margin SHEETROCK® brand UltraLight Panel products and lower per unit manufacturing costs. Gross profit for SHEETROCK® brand joint compound increased $3 million compared to the third quarter of 2011 as higher gross margin was partially offset by the decline in volume. Gross profit for DUROCK® brand cement board increased $1 million due to increased volume and a higher gross margin. Gross profit for FIBEROCK® brand gypsum fiber panels increased $1 million compared to the third quarter of 2011 as an increase in gross margin was partially offset by the decrease in volume. The increase in operating profit also reflected a $1 million aggregate increase in gross profit for other product lines and a $2 million net decrease in miscellaneous costs and selling and administrative expenses compared to the third quarter of 2011. Operating profit for the third quarter of 2011 also included a $12 million favorable adjustment due to a third quarter 2011 settlement with United States and Canadian tax authorities related to the deductibility of certain expenses in the years 2003 through 2006 that had the effect of reallocating those expenses from U.S. Gypsum to CGC and our Windsor operations.

U.S. Gypsum’s shipments of gypsum wallboard increased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to favorable customer response to SHEETROCK® Brand UltraLight Panels and an increase in market demand. Demand for our UltraLight Panels was aided by U.S. Gypsum’s position with the “big box” retailers that serve the residential repair and remodel market and the appeal of the UltraLight Panels to independent specialty dealers, including now the introduction of FIRECODE® 30 and X type, who are seeking to differentiate their product offering. U.S. Gypsum shipped 1.20 billion square feet of SHEETROCK® brand gypsum wallboard in the third quarter of 2012, a 14% increase from 1.05 billion square feet in the third quarter of 2011. SHEETROCK® Brand UltraLight Panels accounted for 47% of all of U.S. Gypsum’s wallboard shipments during the third quarter of 2012, up from 44% in the second quarter and 41% in the first quarter of 2012. We estimate that capacity utilization rates were approximately 60% for the industry and 51% for U.S. Gypsum during the third quarter of 2012.
Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $131.97 per thousand square feet in the third quarter of 2012, up 18% from $111.66 in the third quarter of 2011 and flat from $132.09 in the second quarter of 2012. Effective January 1, 2012, U.S. Gypsum implemented a price increase for wallboard with the new price being guaranteed for all of 2012. Despite our realization of improvement in our average wallboard selling price since January 1, 2012, we could experience pressure on gypsum wallboard selling prices particularly if capacity utilization rates do not improve. We plan to increase our U.S. wallboard price significantly effective January 1, 2013 and to advise our customers of their increased price later this year. That increased price will be effective for all of 2013.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were down 8% in the third quarter of 2012 compared with the third quarter of 2011 reflecting per unit cost decreases of 23% for energy, 4% for raw materials and 3% for fixed costs. Compared to the second quarter of 2012, SHEETROCK® brand gypsum wallboard manufacturing costs per unit were up 2% primarily due to a 12% increase in per unit costs for energy.
CGC (gypsum): Net sales in the third quarter of 2012 were $81 million, an increase of $3 million, or 4%, compared to the third quarter of 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $4 million due to a 12% increase in volume that was partially offset by 2% lower selling prices. Net sales of joint treatment products declined $1 million, while net sales of other non-wallboard products increased $1 million. Currency translation had a $1 million unfavorable impact on net sales. Operating profit in the third quarter of 2012 was $3 million, compared to an operating loss of $7 million for the third quarter of 2011. This variation primarily reflected a $9 million unfavorable adjustment in 2011 related to the settlement with United States and Canadian tax authorities. Gross profit for gypsum wallboard increased $1 million primarily due to the higher volume and a 3% decrease in per unit manufacturing costs, partially offset by the lower selling prices. A gross profit decline of $2 million for joint treatment products was offset by a $2 million decrease in miscellaneous costs. Gross profit was unchanged for other non-wallboard products.
USG Mexico: Net sales for our Mexico-based subsidiary were $42 million in the third quarter of 2012, unchanged from the third quarter of 2011. Sales increases of $4 million for gypsum wallboard, reflecting 15% higher volume and 10% higher selling prices, $2 million for DUROCK® brand cement board and $1 million for joint treatment products, was offset by a $3 million decline in sales of other products and a $4 million unfavorable impact of currency translation. Operating profit was $6 million in the third quarter of 2012, unchanged from the third quarter of 2011, as a gross profit increase of $1 million for gypsum wallboard was offset by a $1 million gross profit decline for DUROCK® brand cement board. Gross profits for all other product lines were unchanged compared to the third quarter of 2011.
Other: Other includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011, a gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, that we permanently closed in the fourth quarter of that year. Total net sales for these operations for the third quarter of 2012 were $20 million, compared to $10 million in the third quarter of 2011. The increase was primarily related to higher revenue from our shipping company. Operating profit was $5 million in the third quarter of 2012 compared to a $59 million loss in the third quarter of 2011 which included charges of $51 million recorded as a result of our decision to permanently close the Windsor operations. The Windsor operations also incurred a $3 million unfavorable adjustment in the third quarter of 2011 related to the settlement with United States and Canadian tax authorities. Operating profit was also favorably impacted by the higher revenue from our shipping company.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2012	2011	$	%	2012	2011	$	%
Net Sales:
USG Interiors	$121	$121	—	—%	$353	$343	10	3%
USG International (a)	32	30	2	7%	95	85	10	12%
CGC (ceilings)	15	15	—	—%	49	52	(3)	(6)%
Eliminations	(13)	(12)	(1)	(8)%	(38)	(37)	(1)	(3)%
Total	$155	$154	1	1%	$459	$443	16	4%

Operating Profit:
USG Interiors	$21	$18	3	17%	$61	$51	10	20%
USG International (a)	1	1	—	—%	—	3	(3)	(100)%
CGC (ceilings)	2	3	(1)	(33)%	8	11	(3)	(27)%
Total	$24	$22	2	9%	$69	$65	4	6%
(a) As discussed in Note 2 to our condensed consolidated financial statements, our European business operations have been classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.
USG Interiors: Net sales for our domestic ceilings business in the third quarter of 2012 were $121 million, unchanged from the third quarter of 2011. Net sales of ceiling grid increased $2 million compared to the third quarter of 2011 reflecting a 3% increase in volume, which favorably affected sales by $1 million, and a 2% increase in selling prices which also contributed a $1 million increase in sales. However, the higher level of ceiling grid sales was offset by a $2 million decline in net sales of ceiling tile. A 5% decline in ceiling tile volume, which lowered sales by $4 million, was partially offset by a 3% increase in ceiling tile selling prices, which favorably impacted sales by $2 million.
Operating profit was $21 million for the third quarter of 2012, an increase of $3 million, or 17%, compared with the third quarter of 2011. The increase in operating profit primarily reflected improved gross margins for both ceiling grid and ceiling tile. Gross profit for ceiling grid increased $2 million due to an increased gross margin reflecting higher selling prices and lower per unit manufacturing costs. Gross profit for ceiling tile increased by $1 million. Higher gross margin contributed $2 million to ceiling tile gross profit, reflecting higher selling prices, partially offset by higher per unit manufacturing costs. The higher per unit manufacturing costs were primarily due to product mix, partially offset by lower energy, raw materials and fixed costs. Ceiling tile gross profit was also impacted by the decline in ceiling tile volume, which reduced gross profit by $1 million.
USG International:  Net sales for USG International's continuing businesses were $32 million in the third quarter of 2012, up $2 million compared to the third quarter of 2011 primarily reflecting increased sales of gypsum wallboard, joint treatment and gypsum fiber panels in Latin America. Operating profit of $1 million in the third quarter of 2012 was unchanged compared to the third quarter of 2011 as increased gross profits for gypsum wallboard, joint treatment and gypsum fiber panels in Latin America were offset by higher selling and administrative expenses.
CGC (ceilings):  Net sales of $15 million for the third quarter of 2012 were unchanged compared to the third quarter of 2011, while operating profit of $2 million was down $1 million primarily reflecting lower selling prices and higher manufacturing costs for ceiling tile.

BUILDING PRODUCTS DISTRIBUTION
Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended September 30:				Nine months ended September 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2012(a)	2011(b)	$	%	2012(a)	2011(b)	$	%
Net sales	$300	$283	17	6%	$863	$796	67	8%
Operating loss	(10)	(17)	7	41%	(23)	(53)	30	57%
(a) The operating loss for the third quarter of 2012 included restructuring and asset impairment charges of $2 million related to the closure of 12 distribution branches during the quarter. Restructuring charges for the nine-month period were zero as the third quarter charges offset a $2 million reversal of restructuring charges earlier in the year.
(b) The operating losses for 2011 included restructuring and long-lived asset impairment charges of $7 million and $8 million for the third quarter and first nine months, respectively.
L&W Supply’s net sales in the third quarter of 2012 were $300 million, up $17 million or 6%, compared with the third quarter of 2011. Same store net sales for the third quarter of 2012 were up 10% compared with the third quarter of 2011. Net sales of gypsum wallboard increased $14 million, or 18%, reflecting 13% higher average gypsum wallboard selling prices, which favorably affected sales by $10 million and a 5% increase in gypsum wallboard volume, which favorably affected sales by $4 million. Net sales were flat for construction metal products and ceiling products. Net sales of all other products increased $3 million, or 4%.
An operating loss of $10 million was incurred in the third quarter of 2012 compared with an operating loss of $17 million in the third quarter of 2011. The $7 million reduction in operating loss was attributable to increased gross profit of $3 million for gypsum wallboard and an aggregate gross profit increase of $4 million for other product lines. The gross profit improvement for gypsum wallboard reflected a $1 million increase due to the higher level of shipments and a 10% increase in gross margin. That gross margin increase and the impact of rebates favorably affected operating profit by $2 million. Operating expenses were up $5 million in the third quarter of 2012 compared to the third quarter of 2011, while restructuring expenses were down $5 million.
L&W Supply continues to serve its customers from 142 distribution branches in the United States as of September 30, 2012. L&W Supply operated 155 distribution branches as of December 31, 2011 and September 30, 2011.
CORPORATE
The operating loss for Corporate increased to $18 million in the third quarter of 2012 compared with $16 million in the third quarter of 2011 primarily due to increased expenses related to incentive compensation.

Liquidity and Capital Resources
LIQUIDITY
As of September 30, 2012, we had $567 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity as of September 30, 2012 was $781 million, including $214 million of borrowing availability under our revolving credit facilities.
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
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.311 billion ($2.329 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of September 30, 2012 and $2.304 billion ($2.325 billion in aggregate principal amount less $21 million of unamortized original issue discount) as of December 31, 2011. As of September 30, 2012 and during the quarter then ended, there were no borrowings under our revolving credit facilities. See Note 8 to the condensed consolidated financial statements for additional information about our debt.
Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of September 30, 2012, our fixed charge coverage ratio was 0.46-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $46 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $174 million. The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of September 30, 2012 was $40 million.
On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As of September 30, 2012, $59 million of the 2014 Senior Notes remained outstanding.
On April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.
We expect our total capital expenditures for 2012 will be approximately $75 million. In the first nine months of 2012, they totaled $41 million. Including amounts committed for our partnership with the Zawawi Group in Oman, we currently anticipate $60 million of loans to and investments in joint ventures in 2012. We expect to fund a substantial portion of these expenditures through cash on hand, surplus asset sales and other divestitures, although there can be no assurance that we will complete any surplus asset sales or other divestitures. In the first nine months of 2012, investments in joint ventures including the partnership with the Zawawi Group in Oman totaled $30 million. Interest payments are expected to increase to approximately $202 million in 2012 compared with $196 million in 2011 due to a higher average level of debt outstanding, offset in part by a reduced average interest rate on our debt.

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
Our undistributed foreign earnings as of September 30, 2012 are considered permanently reinvested with the exception of the earnings and profits from our European operations which are included in discontinued operations.The amount of cash and cash equivalents held by our continuing foreign subsidiaries was $166 million as of September 30, 2012. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
Despite our present liquidity position, some uncertainty exists as to whether we will have sufficient cash flows to weather a significantly extended downturn or significant decrease in demand for our products. As discussed above, during the last several years, we took actions to reduce costs and increase our liquidity. We will continue our efforts to maintain our financial flexibility, but there can be no assurance that our efforts will be sufficient to withstand the impact of extended negative economic conditions. Under those conditions, our funds from operations and the other sources referenced above may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.
CASH FLOWS
The following table presents a summary of our cash flows:

	Nine Months ended September 30,
(millions)	2012	2011
Net cash provided by (used for):
Operating activities - Continuing operations	$27	$(180)
Investing activities - Continuing operations	77	(80)
Financing activities - Continuing operations	(40)	(8)
Discontinued operations	3	6
Effect of exchange rate changes on cash	5	(11)
Net increase (decrease) in cash and cash equivalents	$72	$(273)
Operating Activities: The variation between the first nine months of 2012 and the first nine months of 2011 reflected (a) a net favorable variation of $169 million in the loss from continuing operations and the adjustments to reconcile the loss from continuing operations to net cash, and (b) a decrease in cash outflows of $60 million for working capital, partially offset by an increase in cash outflows of $22 million for other liabilities and assets.
As of September 30, 2012, working capital (current assets less current liabilities) amounted to $729 million, and the ratio of current assets to current liabilities was 2.31-to-1. As of December 31, 2011, working capital amounted to $715 million, and the ratio of current assets to current liabilities was 2.36-to-1.
Investing Activities: Net cash provided by investing activities during the first nine months of 2012 was $77 million compared to net cash used in investing activities of $80 million during the first nine months of 2011. The variation was primarily driven by a cash inflow in 2012 of $154 million from the sales or maturities of marketable securities, net of purchases, compared with a cash outflow in 2011 of $44 million for purchases of marketable securities, net of sales or maturities. The increased cash flow from marketable securities was partially offset by cash outflows of $16 million for the acquisition of mining rights and a $16 million deposit in restricted cash, both associated with our partnership with the Zawawi Group in Oman.

Capital spending amounted to $41 million in the first nine months of 2012 compared with $37 million in the first nine months of 2011. Because of the high level of investment that we made in our operations during 2006 through 2008 and the current market environment, we plan to limit our capital spending in 2012 to approximately $75 million. Approved capital expenditures for the replacement, modernization and expansion of operations totaled $304 million as of September 30, 2012 compared with $256 million as of December 31, 2011. Approved expenditures as of September 30, 2012 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, Calif. Commencement of construction of this facility has been delayed until 2013 or later, with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence. We expect to fund our capital expenditures program with cash from operations or cash on hand and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
Financing Activities: The variation between the first nine months of 2012 and the first nine months of 2011 primarily reflected the $277 million paid to repurchase our $241 million principal amount of the 2014 Senior Notes, partially offset by the $243 million of net proceeds received from the issuance of the $250 million senior notes due 2020.
Realization of Deferred Tax Asset
As of September 30, 2012, we had federal NOL carryforwards of approximately $2.015 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period.
As of September 30, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $279 million, of which $1 million will expire in 2012. The remainder will expire if unused in years 2013 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $6 million as of September 30, 2012 against a portion of which we have historically maintained a valuation allowance.
For the nine months ended September 30, 2012, we established an additional valuation allowance of $35 million against our deferred tax assets primarily due to our losses during that period. As a result, we increased our deferred tax assets valuation allowance to $1.077 billion as of September 30, 2012. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on February 14, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2012.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures for financial instruments subject to enforceable master netting arrangements. This requirement will be effective for annual and interim periods beginning on or after January 1, 2013 and will be applied retrospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2012. The notional amount of these hedge contracts in place as of September 30, 2012 was $27 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $1 million unrealized gain as of September 30, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of September 30, 2012 was $1 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have a foreign exchange forward contract to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of this contract was $32 million as of September 30, 2012, and it matures on March 27, 2013. As of September 30, 2012, the fair value of this contract was an immaterial unrealized gain.
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $104 million as of September 30, 2012, and they mature by December 23, 2013. The fair value of these contracts was a $1 million unrealized gain as of September 30, 2012.
We have foreign exchange forward contracts to hedge a portion of our net investment in one of our European subsidiaries. The notional amount of these contracts was $25 million as of September 30, 2012, and they mature on October 29, 2012. The fair value of these contracts that remained in AOCI was a $1 million unrealized loss as of September 30, 2012.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of September 30, 2012 was $17 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of September 30, 2012, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.

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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 16 to the condensed consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, one of our non-employee directors deferred his quarterly retainer for service as a director that was payable on September 30, 2012 into a total of approximately 1,182 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS

10.1
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. *

10.2	Form of USG Corporation Performance Based Restricted Stock Units Agreement *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2012 and 2011, (3) the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

October 26, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. *

10.2	Form of USG Corporation Performance Based Restricted Stock Units Agreement *

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011, (2) the condensed consolidated statements of comprehensive income for the three months and nine months ended September 30, 2012 and 2011, (3) the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, (4) the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and (5) notes to the condensed consolidated financial statements. *

*	Filed or furnished herewith