Form 10-K
period 2012-12-31
USG CORP
filed 2013-02-15
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the New York Stock Exchange closing price on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,045,374,040.
The number of shares of the registrant’s common stock outstanding as of January 31, 2013 was 107,874,678.

Documents Incorporated By Reference: Certain sections of USG Corporation’s definitive Proxy Statement for use in connection with its 2013 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 28.1% in 2012 to 780,000 compared with 608,800 in 2011. This followed a 3.7% increase in 2011 compared with 2010. In December 2012, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 954,000 units, the highest level since June 2008. While housing starts increased for the third consecutive year in 2012, they are still low by historical standards. Industry analysts believe that the recovery in the housing market has begun and that over the longer term housing starts will begin to approach historical averages as the recovery continues. However, the rate of recovery still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for housing starts in the United States in 2013 are for a range of from 760,000 to 1,170,000 units. We currently estimate that 2013 housing starts in the U.S. will be near the midpoint of that range.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States increased 1% in 2012 compared with 2011. This followed a 3% increase in 2011 compared with 2010 and a 13% decrease in 2010 compared with 2009. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 6% in 2013 from the 2012 level.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.65 million units in 2012, the highest level in five years, reflecting a 9.2% increase from the 2011 level of 4.26 million units. The rising levels of existing home sales and home resale values have contributed to an increase in demand for our products from the residential repair and remodel market in 2012. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2012 increased approximately 4% over the 2011 level and that overall repair and remodel spending in 2013 will continue to grow at approximately the same pace.
The outlook for our international businesses is improving as we continue to see most of the markets in which we do business begin to recover after the effects of the global financial crisis, and emerging markets continue to grow.
Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity and our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We have eliminated approximately 4,830 salaried and hourly positions since 2007, including approximately 130 positions eliminated during 2012. The positions eliminated in 2012 primarily reflected the closure of 13 distribution branches by our wholly owned subsidiary, L&W Supply Corporation and its subsidiaries, or L&W Supply, L&W Supply’s other consolidation initiatives and a company-wide management workforce reduction implemented in the fourth quarter of the year. As part of L&W Supply’s efforts to reduce its cost structure, it has closed a total of 125 distribution branches since January 2007. It continued to serve its customers from 142 branches in the United States as of December 31, 2012. We continue to monitor economic conditions in our markets and will adjust our operations as needed.

The effects of recent market conditions on our operations are discussed in this Item 1 and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution, the net sales of which accounted for approximately 53%, 16% and 31%, respectively, of our 2012 consolidated net sales.
North American Gypsum
BUSINESS
North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico. U.S. Gypsum is the largest manufacturer of gypsum wallboard in the United States and accounted for approximately 26% of total industry shipments of gypsum board (which includes gypsum wallboard, other gypsum-related paneling products and imports) in the United States in 2012. CGC is the largest manufacturer of gypsum wallboard in eastern Canada. USG Mexico is the largest manufacturer of gypsum wallboard in Mexico with a more than 55% market share in 2012.
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
We are the industry leader in lightweight gypsum panel innovation and are the only manufacturer to offer a broad portfolio of lightweight gypsum panels. In 2010, U.S. Gypsum introduced SHEETROCK® Brand UltraLight Panels, the industry's first lightweight wallboard panel for use in walls and ceilings. This lightweight 1/2-inch gypsum wallboard product is the industry's lightest panel with weights up to 30% lighter than competing products. In 2011, U.S. Gypsum broadened its portfolio of lightweight wallboard products with the introduction of SHEETROCK® Brand UltraLight Panels FIRECODE® 30 and SHEETROCK® Brand UltraLight Panels FIRECODE® X. SHEETROCK® Brand UltraLight Panels FIRECODE® 30 is a lightweight 5/8-inch gypsum wallboard product that is 30% lighter than competing brands and it meets standards for use in non-rated and 30-minute fire-rated partitions. SHEETROCK® Brand UltraLight Panels FIRECODE® X is a lightweight 5/8-inch gypsum wallboard product that is 15% lighter than competing brands and is designed for use in commercial and residential construction where type X wallboard (a gypsum panel that has a special core that gives it additional fire resistance compared to regular wallboard) is required.
In December 2012, U.S. Gypsum again broadened its portfolio of lightweight wallboard products with the introduction of the industry's first moisture- and mold-resistant wallboard, SHEETROCK® Brand UltraLight MOLD TOUGH® Panels. These lightweight, high-quality wall and ceiling panels weigh up to 20% less than competitive moisture- and mold-resistant panels. They are suitable for new residential, repair and remodel construction, wood and steel framing, and can be used as a tile substrate. SHEETROCK® Brand UltraLight Panels accounted for 45% of all of our wallboard shipments in the United States in 2012 and 49% during the fourth quarter of 2012.

MANUFACTURING
North American Gypsum manufactures products at 39 plants located throughout the United States, Canada and Mexico.
Gypsum rock is mined or quarried at 13 company-owned locations in North America. Our mines and quarries provided approximately 57% of the gypsum used by our plants in North America in 2012.
Some of our manufacturing plants purchase or acquire synthetic gypsum and natural gypsum rock from outside sources. In 2012, outside purchases or acquisitions of synthetic gypsum and natural gypsum rock accounted for approximately 38% and 5%, respectively, of the gypsum used in our plants.
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
We produce wallboard paper at four company-owned production facilities located in the United States. Vertical integration in paper helps to ensure a continuous supply of high-quality paper that is tailored to the specific needs of our production processes. We augment our paper needs through purchases from outside suppliers when necessary. We did not purchase any wallboard paper from outside suppliers during 2012.
MARKETING AND DISTRIBUTION
Our gypsum products are distributed through L&W Supply, other specialty wallboard distributors, building materials dealers, home improvement centers and other retailers, and contractors. Sales of gypsum products are seasonal in the sense that sales are generally greater from spring through the middle of autumn than during the remaining part of the year.
Based on our estimates using publicly available data, internal surveys and industry shipment data for gypsum board, as reported by the Gypsum Association, we estimate that during 2012

•	residential and nonresidential repair and remodel activity generated about 55% of volume demand for gypsum board,

•	new residential construction generated about 31% of volume demand,

•	new nonresidential construction generated about 7% of volume demand, and

•	other activities, such as exports and temporary construction, generated the remaining 7% of volume demand.
COMPETITION
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 19.3 billion square feet in 2012, up approximately 10% from 17.5 billion square feet in 2011. U.S. Gypsum’s share of the gypsum board market in the United States, which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2012, up from 25% in 2011.
Our competitors in the United States are: National Gypsum Company, CertainTeed Corporation (a subsidiary of Compagnie de Saint-Gobain SA), Georgia-Pacific (a subsidiary of Koch Industries, Inc.), American Gypsum (a unit of Eagle Materials Inc.), Temple Inland Forest Products Corporation (a unit of International Paper), Lafarge North America Inc. and PABCO Gypsum. Our competitors in Canada include CertainTeed Corporation and Georgia-Pacific. Our major competitors in Mexico are Panel Rey, S.A. and Comex-Lafarge. The principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.

Worldwide Ceilings
BUSINESS
Worldwide Ceilings manufactures and markets interior systems products in the United States, Canada, Mexico, Latin America and the Asia-Pacific region. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. We estimate that we are the second-largest manufacturer of ceiling grid and acoustical ceiling tile in the industry.
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which we agreed to sell to Knauf all of our wholly owned European business operations. These businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. The results of our European business operations have been reclassified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in Item 8 of this report and were previously included in our Worldwide Ceilings reportable segment. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million and recognized a gain of $55 million. See Note 3 to the consolidated financial statements for additional information related to discontinued operations.
PRODUCTS
Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and the Asia-Pacific region. Our integrated line of ceilings products provides qualities such as sound absorption, fire retardation and convenient access to the space above the ceiling for electrical and mechanical systems, air distribution and maintenance. USG Interiors’ significant brand names include the RADARTM, ECLIPSETM, MARSTM, and HALCYONTM brands of ceiling tile and the DONN®, DX®, FINELINE®, CENTRICITEETM, DXI IDENTITEETM, CURVATURATM and COMPASSOTM brands of ceiling grid.
MANUFACTURING
Worldwide Ceilings manufactures products at 12 plants located in North America, South America and the Asia-Pacific region. Principal raw materials used to produce Worldwide Ceilings’ products include mineral fiber, steel, perlite and starch. We produce some of these raw materials and obtain others from outside suppliers.
MARKETING AND DISTRIBUTION
Worldwide Ceilings sells products primarily in markets related to the construction and renovation of nonresidential buildings. During 2012, approximately 62% of Worldwide Ceilings’ net sales were from repair and remodel activity, primarily nonresidential, 35% of its net sales were from new nonresidential construction and 3% of its net sales were from new residential construction. Products are marketed and distributed through a network of distributors, installation contractors, L&W Supply locations and home improvement centers.
COMPETITION
Our principal competitors in ceiling grid include WAVE (a joint venture between Armstrong World Industries, Inc. and Worthington Industries), Chicago Metallic Corporation and CertainTeed Corporation. Our principal competitors in acoustical ceiling tile include Armstrong World Industries, Inc., OWA Faserplattenwerk GmbH (Odenwald), CertainTeed Corporation and AMF Mineralplatten GmbH Betriebs KG (owned by Gebr. Knauf Verwaltungsgellschaft KG). Principal methods of competition are quality of products, service, pricing, compatibility of systems and product design features.
Building Products Distribution
BUSINESS
Building Products Distribution consists of L&W Supply, the leading distributor of gypsum wallboard and other building materials in the United States. In 2012, L&W Supply distributed approximately 7% of all gypsum board in the United States, including approximately 27% of U.S. Gypsum’s gypsum board production. During 2012, approximately 40% of L&W Supply’s net sales were from residential and nonresidential repair and remodel activity, 35% of its net sales were from new nonresidential construction and 25% of its net sales were from new residential construction.
MARKETING AND DISTRIBUTION
L&W Supply is a service-oriented business that stocks a wide range of construction materials. It delivers less-than-truckload quantities of construction materials to job sites and places them in areas where work is being done, thereby reducing the need for handling by contractors. L&W Supply specializes in the distribution of gypsum wallboard (which accounted for 31% of its

2012 net sales) and joint compound manufactured by U.S. Gypsum as well as other manufacturers. It also distributes products manufactured by USG Interiors, LLC, such as acoustical ceiling tile and grid, as well as products of other manufacturers, including drywall metal, insulation, roofing, fasteners and exterior insulation finishing systems. L&W Supply leases approximately 90% of its facilities from third parties. Typical leases have terms of five years and include renewal options.
As of December 31, 2012, L&W Supply continued to serve its customers from 142 distribution branches in the United States. During the economic downturn, L&W Supply has focused on reducing its cost structure and optimizing utilization of its personnel and assets. As a result, L&W Supply closed thirteen distribution branches and opened no new branches in 2012. Including the closures in 2012, it has closed a total of 125 distribution branches since January 2007. The closures have been widely dispersed throughout the markets that L&W Supply serves. L&W Supply from time to time evaluates opportunities to grow its specialty distribution business taking into account the current market environment.
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
Executive Officers of the Registrant
See Part III, Item 10, Directors, Executive Officers and Corporate Governance - Executive Officers of the Registrant (as of February 15, 2013).
Other Information
RESEARCH AND DEVELOPMENT
To contribute to our high standards and our leadership in the building materials industry, we perform extensive research and development at the USG Corporate Innovation Center in Libertyville, Illinois, using open innovation models and outside partnerships. Research team members collaborate with suppliers, universities and national research laboratories to provide product support and to develop new products and technologies for our operating units. With fire, acoustical, structural and environmental testing capabilities, the research center allows us to conduct our own on-site evaluation of products and systems. Chemical analysis and materials characterization support product development and safety/quality assessment programs. Development activities can be taken to an on-site pilot plant before being transferred to a full-size plant. We also conduct research at a satellite location where industrial designers and fabricators work on new ceiling grid concepts and prototypes. Research and development activities have been focused on customer preferred system solutions. We charge research and development expenditures to earnings as incurred. These expenditures amounted to $18 million in 2012 and $13 million in each of 2011 and 2010.
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

SIGNIFICANT CUSTOMER
On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2012, 2011 and 2010.
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
As of December 31, 2012, we had approximately 8,500 employees worldwide.
See Note 13 to the consolidated financial statements in Item 8 for financial information pertaining to our segments and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.
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
Our businesses are cyclical in nature and sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets, which are our most significant markets. Housing starts in the United States are a major source of demand for our products and services. According to data issued by the U.S. Census Bureau, those starts remain low by historical standards. The rate of any recovery remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence.
New nonresidential construction has also experienced significant declines over the past several years. Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about one year. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts in the United States were signed has experienced only slight increases in the past two years following notable declines in the previous three years.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. The low levels of existing home sales in recent years, continued concerns regarding the job market and home resale values and tight lending standards have all contributed to lower demand for our products from the residential repair and remodel market in recent years, with only a modest increase in 2012 compared to 2011. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures.
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
As of December 31, 2012, we had $2.3 billion of total debt. Our substantial indebtedness may have material adverse effects on our business, financial condition and operating results, including to

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
We intend to continue making investments in research and development to develop new and improved products and more efficient production methods in order to maintain our market leadership position. If we do not make these investments, or our investments are not successful, our revenues, operating results and market share could be materially and adversely affected. In addition, there can be no assurance that revenue from new products or enhancements will be sufficient to recover the research and development expenses associated with their development.
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
If costs of key raw materials or energy increase, or the availability of key raw materials and energy decreases, our cost of products sold will increase and our operating results or cash flows may be materially and adversely affected.
The cost and availability of raw materials and energy are critical to our operations. For example, we use substantial quantities of gypsum, wastepaper, mineral fiber, steel, perlite and starch. The cost of certain of these items has been volatile, and availability has sometimes been limited. We obtain some of these materials from a limited number of suppliers, which increases the risk of unavailability. We may not be able to pass increased raw material prices on to our customers in the future if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. If price adjustments for our finished products significantly trail the increase in raw material prices, or if we cannot effectively hedge against price increases, our operating results or cash flows may be materially and adversely affected.
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
Approximately one-third of the gypsum used in our plants is synthetic gypsum, which is a coal-combustion byproduct, or CCB, resulting primarily from flue gas desulphurization carried out by electric generation or industrial plants burning coal as a fuel. Seven of our 19 gypsum wallboard plants in operation use synthetic gypsum for all of their needs, while another five use it for some of their needs. The suppliers of synthetic gypsum are primarily power companies, and certain power companies over the last twelve months have switched to using natural gas instead of coal for their electric generation needs. In the event more power companies switch to using natural gas instead of coal, the availability of synthetic gypsum may decrease.
Environmental regulatory changes or changes in methods used to comply with environmental regulations could also adversely affect the price and availability of synthetic gypsum. The U.S. EPA currently classifies synthetic gypsum as a non-hazardous waste. In June 2010, in the wake of a December 2008 coal ash spill from a surface impoundment in Kingston, Tenn. (operated by an unrelated third party), the U.S. EPA proposed two alternative regulations that would address the storage and disposal of all CCBs, including synthetic gypsum. One of the proposed regulations would regulate the transportation, storage and disposal of CCBs as “special” waste, except when they are “beneficially used.” The U.S. EPA has stated that synthetic gypsum used in wallboard is considered a “beneficial use,” although the proposed regulation does not specifically address the regulatory status of synthetic gypsum prior to its incorporation into wallboard or at the time such wallboard ultimately is disposed. The comment period on the U.S. EPA’s proposed rules ended on November 19, 2010. If the U.S. EPA adopts a final regulation that affects the use, storage or disposal of synthetic gypsum, it could have a material adverse effect on our results of operations, financial position or cash flows. This effect would depend on, among other things, the regulation’s impact, if any, on the cost or supply of synthetic gypsum used in manufacturing wallboard and the demand for wallboard made with synthetic gypsum.
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
Significant changes in discount rates used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our results of operations and cash flows.
We maintain defined benefit pension plans as well as other postretirement benefit plans for eligible employees. Our profit margins are affected by costs related to maintaining these plans for active employees and retirees. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by the level of interest rates and assumptions made by management and used by actuaries engaged by us to calculate the projected and accumulated benefit obligations and the annual expense recognized for these plans. The assumptions used in developing the required estimates primarily include discount rates, expected return on plan assets for the funded plans, compensation increase rates, retirement rates, mortality rates and, for postretirement benefits, health care cost trend rates. Economic and market factors and conditions could affect any of these assumptions and may affect our estimated and actual employee benefit plan costs and our business, financial condition and operating results.
Our pension plans were underfunded by approximately $403 million and $369 million as of December 31, 2012 and December 31, 2011. In recent years, the declining interest rates have negatively impacted the funded status of our pension plans. The asset performance has been volatile since 2008, with plan assets outperforming in some years and underperforming in other years versus the assumed rate of return used to determine pension expense. If the discount rates and actual asset returns increase or decrease, the funded status of our plan as well as the future pension expense and funding obligations will decrease and increase, respectively.
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

Any substantial or extended decline in prices of, or demand for, natural gas that has been hedged could cause our production costs to be greater than those of our competitors. We include options as part of our hedging strategy to provide protection if gas prices increase significantly while allowing us to take advantage of lower gas prices. In addition, our use of swaps could cause our production costs to be greater than those of our competitors if the swap price is higher than market. A significant production cost differential could have a material adverse effect on our business, financial condition and operating results.
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
Risks relating to our international operations and expansion into new geographical markets could adversely affect our business, financial condition and operating results.
We generated approximately 20% of our net revenues in 2012 and 2011 outside the United States, and it is a strategic priority of ours to grow and diversify our earnings by expanding in select emerging markets. Our foreign operations and our international expansion strategy are subject to general risks related to international operations, including:

•	compliance with United States laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act,

•	compliance with a variety of local regulations and laws,

•	changes in tax laws and the interpretation of those laws,

•	fluctuations in currency values,

•	sudden changes in foreign currency exchange controls,

•	discriminatory or conflicting fiscal policies,

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions,

•	greater risk of uncollectible accounts and longer collection cycles,

•	effective and immediate implementation of control environment processes across our diverse operations and employee base,

•	nationalization of properties by foreign governments, and

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales outside the United States.
Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our business, financial condition and operating results.
If the downturn in the markets for our businesses does not significantly reverse or is significantly extended, we may incur material restructuring and impairment charges.
Since January 2007, we permanently closed six and temporarily idled four of our highest cost gypsum wallboard production facilities with approximately 3.8 billion square feet of capacity, permanently closed two and temporarily idled two paper production facilities and permanently closed our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. As a result of these closures, we have recorded long-lived asset impairment charges aggregating approximately $120 million since January 2007.
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

We are subject to environmental and safety laws and regulations that may change. These laws and regulations could cause us to make modifications to how we manufacture and price our products. They could also require that we make significant capital investments or otherwise increase our costs.
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
The U.S. Congress and several states are considering proposed legislation to reduce emission of “greenhouse gases,” including carbon dioxide and methane. Some states have already adopted greenhouse gas regulation or legislation. In 2009, the U.S. EPA issued its findings that certain greenhouse gases, including carbon dioxide, endanger the public health and welfare. Subsequently, the U.S. EPA issued two rules that will make greenhouse gas emissions from both stationary and mobile sources subject to regulation under the existing federal Clean Air Act. In 2010, the U.S. EPA, jointly with the U.S. Department of Transportation’s National Highway Traffic Safety Administration, issued a rule that will regulate tailpipe greenhouse gas emissions by light-duty vehicles in the model years 2012 to 2016. In 2010, the U.S. EPA also adopted rules to phase in requirements for all new or modified “stationary sources” that emit 100,000 tons of greenhouse gases per year, or modified sources that increase emissions by 75,000 tons per year, to annually obtain permits demonstrating that they are incorporating the “best available control technology” to minimize greenhouse gas emissions. These rules would affect all of our U.S. wallboard and ceiling tile plants and paper mills and are the subject of pending legal challenges that have been filed by certain interested parties, including states, industry groups and environmental organizations, in the U.S. federal courts. If these rules withstand challenge, they could require that we incur significant costs to satisfy permitting requirements. In addition, enactment of new climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of additional regulations by the U.S. EPA and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which we conduct business, could have a materially adverse effect on our operations and demand for our services or products. For example, our manufacturing processes, particularly the manufacturing process for wallboard, use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase our manufacturing costs. From time to time, legislation has been introduced proposing a “carbon tax” on energy use or establishing a so-called “cap and trade” system. Such legislation would almost certainly increase the cost of energy used in our manufacturing processes. If energy becomes more expensive, we may not be able to pass these increased costs on to purchasers of our products.
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
We are outsourcing certain corporate functions, which will make us more dependent on third parties.
In an effort to make certain of our finance, accounting, information technology and other functions more efficient, we have outsourced certain elements of these functions to third party service providers, and we may outsource additional functions in the future. As a result, we rely on third parties to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and the termination of the provision of these services by our suppliers. A failure of our service providers to satisfactorily perform these functions may have an adverse affect on our business and operating results.

Our continuing efforts to return to profitability by reducing costs may not result in the anticipated savings in operating costs.
In response to the prolonged economic downturn in our markets, we have implemented various cost reduction programs to lower our breakeven and return to profitability, including plant and distribution branch closures and workforce reductions, and we may implement additional programs in the future. These cost reduction programs may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and operating results could be adversely impacted. If the eventual recovery in our markets is fast-paced and robust, we may not be able to replace our reduced manufacturing and distribution capacity in a timely fashion, and our ability to respond to increased demand could be limited, which could result in lost market share and could negatively impact our operating results.
If we experience an “ownership change” within the meaning of the Internal Revenue Code, utilization of our net operating loss, or NOL, carryforwards would be subject to an annual limitation.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs to reduce its federal income taxes if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 2.87% for December 2012). Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2012, our annual U.S. federal NOL utilization would have been limited to approximately $86.9 million per year.
Our financial results may be affected by various legal and regulatory proceedings, including those involving antitrust, tax, environmental, or other matters.
We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation and similar disputes are often difficult to predict reliably. Various factors and developments can lead to changes in current estimates of liabilities and related insurance receivables, where applicable, or make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period. For a more detailed discussion of certain of the legal proceedings in which we are involved, see Item 3, below.
A small number of our stockholders could significantly influence our business and affairs.
Based on filings made with the SEC and other information available to us, we believe that, as of January 31, 2013, seven stockholders collectively controlled over 50% of our common stock. Also, all of our 10% convertible senior notes are currently held by two of our stockholders. At the current conversion price of $11.40 per share, the notes are convertible into approximately 35.1 million shares of our common stock, or approximately 25% of the shares that would be outstanding if all of the notes were converted at that price. Accordingly, a small number of our stockholders could affect matters requiring approval by stockholders, including the election of directors and the approval of potential business combination transactions.
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
None

Item 2.PROPERTIES
We operate plants, mines, quarries, transport ships and other facilities in North America, South America and the Asia-Pacific region. U.S. Gypsum’s SHEETROCK® brand gypsum wallboard plants operated at approximately 51% of capacity during 2012. USG Interiors’ ceiling tile plants operated at approximately 83% of capacity during 2012. The locations of our production properties in operation as of December 31, 2012, grouped by reportable segment, are as follows (plants are owned unless otherwise indicated):
North American Gypsum

GYPSUM WALLBOARD AND OTHER GYPSUM PRODUCTS
Aliquippa, Pennsylvania*	Plaster City, California	Hagersville, Ontario, Canada**
Baltimore, Maryland**	Rainier, Oregon	Montreal, Quebec, Canada *
Bridgeport, Alabama*	Shoals, Indiana**	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana*	Sigurd, Utah	Puebla, Puebla, Mexico
Galena Park, Texas*	Sperry, Iowa**	Tecoman, Colima, Mexico
Jacksonville, Florida**	Sweetwater, Texas
Norfolk, Virginia*	Washingtonville, Pennsylvania*

*	Plants supplied fully by synthetic gypsum
**	Plants supplied partially by synthetic gypsum

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Auburn, Washington	Galena Park, Texas	Calgary, Alberta, Canada*
Baltimore, Maryland	Gypsum, Ohio	Hagersville, Ontario, Canada
Bridgeport, Alabama	Jacksonville, Florida	Montreal, Quebec, Canada
Chamblee, Georgia	Phoenix (Glendale), Arizona*	Surrey, British Columbia, Canada
Dallas, Texas	Port Reading, New Jersey	Monterrey, Nuevo Leon, Mexico
East Chicago, Indiana	Sigurd, Utah	Puebla, Puebla, Mexico
Fort Dodge, Iowa	Torrance, California

*	Leased

CEMENT BOARD
Baltimore, Maryland	New Orleans, Louisiana	Monterrey, Nuevo Leon, Mexico
Detroit (River Rouge), Michigan

GYPSUM ROCK (MINES AND QUARRIES)
Alabaster (Tawas City), Michigan	Sigurd, Utah	Hagersville, Ontario, Canada
Fort Dodge, Iowa	Southard, Oklahoma	Little Narrows, Nova Scotia, Canada
Plaster City, California	Sperry, Iowa	Monterrey, Nuevo Leon, Mexico
Shoals, Indiana	Sweetwater, Texas	San Luis Potosi, San Luis Potosi, Mexico
Tecoman, Colima, Mexico
PAPER FOR GYPSUM WALLBOARD
Galena Park, Texas	Oakfield, New York
North Kansas City, Missouri	Otsego, Michigan

OTHER PRODUCTS
We operate a mica-processing plant at Spruce Pine, North Carolina. We manufacture metal lath, plaster and drywall accessories and light gauge steel framing products at Monterrey, Nuevo Leon, Mexico, and Puebla, Puebla, Mexico. We produce plaster products at Southard, Oklahoma; Puebla, Puebla, Mexico; Saltillo, Coahuila, Mexico; and San Luis Potosi, San Luis Potosi, Mexico. We manufacture gypsum fiber panel products at Gypsum, Ohio, and paper-faced metal corner bead at Auburn, Washington and Weirton, West Virginia.
OCEAN VESSELS
Gypsum Transportation Limited, or GTL, our wholly owned subsidiary, owns and operates two self-unloading ocean vessels. In past years, these vessels were used primarily to transport gypsum rock from our Nova Scotia quarries to our East Coast plants.  However, due to the decrease in demand for natural gypsum and the increased use of synthetic gypsum in the manufacture of wallboard at our East Coast plants, the utilization of these vessels dropped significantly and, therefore, we found an alternate use for the vessels. During 2012, GTL completed the first year of a five-year contract of affreightment to transship iron ore for a third party.

Worldwide Ceilings

CEILING GRID
Cartersville, Georgia	Stockton, California	Oakville, Ontario, Canada
Westlake, Ohio		Auckland, New Zealand*

*	Leased
A coil coater and slitter plant used in the production of ceiling grid is located in Westlake, Ohio. A slitter plant is located in Stockton, Calif. (leased).

CEILING TILE
Cloquet, Minnesota	Greenville, Mississippi	Walworth, Wisconsin

JOINT COMPOUND (SURFACE PREPARATION AND JOINT TREATMENT PRODUCTS)
Buenos Aires, Argentina*	Lima, Peru	Port Klang, Malaysia*

*	Leased
OTHER PRODUCTS
We manufacture mineral fiber products at Red Wing, Minnesota, and Walworth, Wisconsin, and metal specialty systems at Oakville, Ontario, Canada.

Item 3.	LEGAL PROCEEDINGS
See Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 19, Litigation, for information on legal proceedings, which information is incorporated herein by reference.

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
Our common stock trades on the New York Stock Exchange, or NYSE, and the Chicago Stock Exchange under the symbol USG. The NYSE is the principal market for our common stock. As of January 31, 2013, there were 2,744 record holders of our common stock. We currently do not pay dividends on our common stock.
We did not purchase any of our equity securities during the fourth quarter of 2012.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.
Pursuant to our Deferred Compensation Program for Non-Employee Directors, five of our non-employee directors deferred the $80,000 annual grant, and one of our non-employee directors deferred the quarterly retainer, they were entitled to receive on December 31, 2012 under our Non-Employee Director Compensation Program, into a total of approximately 13,299 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at each director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act and was exempt from registration under Section 5 of the Securities Act.
COMMON STOCK PRICES
The high and low sales prices of our common stock in 2012 and 2011 were as follows:

	2012		2011
	High	Low	High	Low
First quarter	$19.44	$10.23	$19.91	$15.38
Second quarter	19.35	13.12	16.81	12.92
Third quarter	24.23	15.25	14.71	6.55
Fourth quarter	28.52	20.84	10.99	5.75
PERFORMANCE GRAPH
The following graph and table compare the cumulative total stockholder return on our common stock with the Standard and Poor’s 500 Index, or S&P 500, and the Dow Jones U.S. Construction and Materials Index, or DJUSCN, in each case assuming an initial investment of $100 and full dividend reinvestment, for the five-year period ended December 31, 2012.

	Value of Investment as of December 31
	2007	2008	2009	2010	2011	2012
USG	$100	$22	$39	$47	$28	$78
S&P 500	100	63	80	92	94	109
DJUSCN	100	57	65	78	73	103
All amounts are rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

(dollars in millions, except per-share data)	Years Ended December 31,
	2012	2011 (a)	2010 (a)	2009 (a)	2008 (a)
Statement of Operations Data:
Net sales	$3,224	$2,910	$2,834	$3,130	$4,461
Cost of products sold	2,829	2,752	2,697	3,011	4,302
Gross profit	395	158	137	119	159
Selling and administrative expenses	304	289	295	286	358
Litigation settlement income (b)	—	—	—	(97)	—
Restructuring and long-lived asset impairment charges	18	75	110	76	96
Goodwill and other intangible asset impairment charges	—	—	—	43	226
Operating profit (loss)	73	(206)	(268)	(189)	(521)
Interest expense	206	211	183	165	86
Interest income	(4)	(6)	(5)	(4)	(7)
Loss on extinguishment of debt	41	—	—	—	—
Other (income) expense, net	—	(1)	1	(10)	(10)
Loss from continuing operations before income taxes	(170)	(410)	(447)	(340)	(590)
Income tax expense (benefit) (c)	12	(14)	(37)	445	(123)
Loss from continuing operations	(182)	(396)	(410)	(785)	(467)
Income (loss) from discontinued operations, net of tax	2	6	5	(2)	4
Gain on sale of discontinued operations, net of tax	55	—	—	—	—
Net loss	(125)	(390)	(405)	(787)	(463)
Less: Net income attributable to noncontrolling interest	1	—	—	—	—
Net loss attributable to USG	$(126)	$(390)	$(405)	$(787)	$(463)
Loss from continuing operations per common share:
Basic	(1.72)	(3.81)	(4.08)	(7.95)	(4.71)
Diluted	(1.72)	(3.81)	(4.08)	(7.95)	(4.71)

Balance Sheet Data (as of the end of the year):
Working capital	$776	$715	$924	$958	$759
Current ratio	2.41	2.36	2.75	2.96	2.01
Cash and cash equivalents	546	365	629	690	471
Property, plant and equipment, net	2,100	2,104	2,252	2,411	2,546
Total assets	3,723	3,719	4,087	4,097	4,719
Long-term debt	2,305	2,297	2,301	1,955	1,642
Total stockholders’ equity	19	156	619	930	1,550
Other Information:
Capital expenditures	$70	$54	$38	$43	$235
Closing stock price per common share as of December 31	$28.07	$10.16	$16.83	$14.05	$8.04
Average number of employees (d)	8,758	8,880	9,450	10,800	13,600

(a)
Amounts reflected above have been adjusted to reflect our European businesses, which were sold on December 27, 2012, as discontinued operations. See Note 3 to our consolidated financial statements in Item 8 of this report.

(b)	Reflects settlement income, net of fees, from our lawsuit against Lafarge North America Inc. and its parent, Lafarge S.A.

(c)
Income tax expense (benefit) includes a noncash increase (decrease) in the deferred tax asset valuation allowances of $76 million in 2012, $149 million in 2011, $179 million in 2010, $575 million in 2009 and $71 million in 2008.

(d)	As of December 31, 2012, we had approximately 8,500 employees worldwide. For 2011, 2010, 2009 and 2008, the average number of employees includes our discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SEGMENTS
Through our subsidiaries, we are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during 2012

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
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution.
North American Gypsum: North American Gypsum manufactures and markets gypsum and related products in the United States, Canada and Mexico. It includes United States Gypsum Company, or U.S. Gypsum, in the United States, the gypsum business of CGC Inc., or CGC, in Canada, and USG Mexico, S.A. de C.V., or USG Mexico. North American Gypsum’s products are used in a variety of building applications to finish the walls, ceilings and floors in residential, commercial and institutional construction and in certain industrial applications. Its major product lines include SHEETROCK® brand gypsum wallboard, a line of joint compounds used for finishing wallboard joints also sold under the SHEETROCK® brand name, DUROCK® brand cement board, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing used for building exteriors and gypsum fiber and glass mat panels used as roof cover board.
Worldwide Ceilings: Worldwide Ceilings manufactures and markets interior systems products in the United States, Canada, Mexico, Latin America and the Asia-Pacific region. It includes USG Interiors, LLC, or USG Interiors, the international interior systems business managed as USG International, and the ceilings business of CGC. Worldwide Ceilings is a leading supplier of interior ceilings products used primarily in commercial applications. Worldwide Ceilings manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and the Asia-Pacific region. It markets ceiling tile and ceiling grid in the United States, Canada, Mexico, Latin America and the Asia-Pacific region. It also manufactures and markets joint compound in Latin America and the Asia-Pacific region. As discussed below under Discontinued Operations and in Note 3 to our consolidated financial statements in Item 8, our European business operations were classified as discontinued operations during the third quarter of 2012; therefore, the segment results for Worldwide Ceilings exclude the results of these operations. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million resulting in a gain of $55 million.
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
Geographic Information: In 2012, approximately 80% of our net sales were attributable to the United States. Canada accounted for approximately 12% of our net sales, and other foreign countries accounted for the remaining 8%.
FINANCIAL INFORMATION
Consolidated net sales increased for the second consecutive year in 2012, up $314 million, or 11%, compared to 2011. We had an operating profit of $73 million in 2012 compared to an operating loss of $206 million in 2011. Our loss from continuing operations was $182 million, or $(1.72) per diluted share, in 2012 compared to $396 million, or $(3.81) per diluted share, in 2011. As of December 31, 2012, we had $677 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity was $874 million as of December 31, 2012 (including $197 million of borrowing availability under our revolving credit facilities) compared to $834 million as of December 31, 2011 (including $183 million of borrowing availability under our revolving credit facilities).

DISCONTINUED OPERATIONS
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which we agreed to sell to Knauf all of our wholly owned European business operations. These businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. The results of our European business operations have been reclassified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in Item 8 of this report and were previously included in our Worldwide Ceilings reportable segment. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million and recognized a gain of $55 million. See Note 3 to the consolidated financial statements for additional information related to discontinued operations.
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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. Based on preliminary data reported by the U.S. Census Bureau, housing starts in the United States increased 28.1% in 2012 to 780,000 compared with 608,800 in 2011. This followed a 3.7% increase in 2011 compared with 2010. In December 2012, the annualized rate of housing starts was reported by the U.S. Census Bureau to be 954,000 units, the highest level since June 2008. While housing starts increased for the third consecutive year in 2012, they are still low by historical standards. Industry analysts believe that the recovery in the housing market has begun and that over the longer term housing starts will begin to approach historical averages as the recovery continues. However, the rate of recovery still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for housing starts in the United States in 2013 are for a range of from 760,000 to 1,170,000 units. We currently estimate that 2013 housing starts in the U.S. will be near the midpoint of that range.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States increased 1% in 2012 compared with 2011. This followed a 3% increase in 2011 compared with 2010 and a 13% decrease in 2010 compared with 2009. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 6% in 2013 from the 2012 level.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.65 million units in 2012, the highest level in five years, reflecting a 9.2% increase from the 2011 level of 4.26 million units. The rising levels of existing home sales and home resale values have contributed to an increase in demand for our products from the residential repair and remodel market in 2012. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2012 increased approximately 4% over the 2011 level and that overall repair and remodel spending in 2013 will continue to grow at approximately the same pace.
The outlook for our international businesses is improving as we continue to see most of the markets in which we do business begin to recover after the effects of the global financial crisis, and emerging markets continue to grow.
The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, continued high levels of unemployment, continued restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, operating results and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates.

Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, operating results, financial condition and cash flows.
Our results of operations have been adversely affected by the economic downturn and continued uncertainty in the financial markets. Although our North American Gypsum segment showed some improvement in connection with the improvement in residential housing in 2012, it continued to be adversely affected by the low level of residential and other construction activity compared to historical averages. Our Building Products Distribution segment, which serves the residential and commercial markets, and our Worldwide Ceilings segment, which primarily serves the commercial markets, continued to be adversely affected by the low levels of new commercial construction activity.
Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 19.3 billion square feet in 2012, up approximately 10% from 17.5 billion square feet in 2011.
U.S. Gypsum shipped 4.72 billion square feet of SHEETROCK® brand gypsum wallboard in 2012, a 15% increase from 4.11 billion square feet in 2011. SHEETROCK® Brand UltraLight Panels accounted for approximately 45% of that volume. The percentage increase of U.S. Gypsum’s SHEETROCK® wallboard shipments in 2012 compared with 2011 exceeded the increase for industry gypsum board shipments primarily due to demand for our lightweight gypsum panel products. U.S. Gypsum’s share of the gypsum board market in the United States, which includes, for comparability, its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing, was approximately 26% in 2012, an increase from 25% in 2011.
There is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2013. We estimate that the industry capacity utilization rate was approximately 63% during the fourth quarter of 2012 and approximately 58% during the full year 2012 compared to approximately 56% during the fourth quarter of 2011 and approximately 53% during the full year 2011, respectively. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2013, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2013. Effective January 1, 2013, U.S. Gypsum implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.
RESTRUCTURING, IMPAIRMENTS AND OTHER INITIATIVES
Since January 2007, we have temporarily idled or permanently closed approximately 3.8 billion square feet of our highest-cost wallboard manufacturing capacity and our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We have eliminated approximately 4,830 salaried and hourly positions since 2007, including approximately 130 positions eliminated during 2012. The positions eliminated in 2012 primarily reflected the closure of 13 distribution branches by L&W Supply, L&W Supply’s other consolidation initiatives and a company-wide management workforce reduction implemented in the fourth quarter of the year. As part of L&W Supply’s efforts to reduce its cost structure, it has closed a total of 125 distribution branches since January 2007. It continued to serve its customers from 142 branches in the United States as of December 31, 2012. We continue to monitor economic conditions in our markets and will adjust our operations as needed.
Historically, the housing and other construction markets that we serve have been deeply cyclical. Downturns in demand are typically steep and last several years, but they have typically been followed by periods of strong recovery. If the recovery from this cycle results in increases in demand similar to those realized in recoveries from past cycles, we believe we will generate significant cash flows when our markets recover. We regularly monitor forecasts prepared by external economic forecasters and review our facilities and other assets to determine which of them, if any, are impaired under applicable accounting rules. As a result of our decision to permanently close our Windsor operations, we recorded $53 million of long-lived asset impairment charges in 2011. In 2012, as the result of a change in estimates, we increased the asset retirement obligation related to this facility by $7 million with a corresponding increase to the long-lived assets; consequently, we recorded an asset impairment charge to write-down the assets to estimated fair value. If the downturn in our markets does not significantly reverse or the downturn is significantly further extended, material write-downs or impairment charges may be required in the future. If these conditions were to materialize or worsen, or if there is a fundamental change in the housing and other construction markets we serve, which individually or collectively lead to a significantly extended downturn or decrease in demand, we may permanently close additional production and distribution facilities and material restructuring and impairment charges may be necessary. The magnitude, likelihood and timing of those possible charges would be dependent on the severity and duration of the extended downturn, should it materialize, and cannot be determined at this time. Any material restructuring or impairment charges, including write-downs of property, plant and equipment, would have a material adverse effect on our results of operations and financial condition. We will continue to monitor economic forecasts and their effect on our facilities to determine whether any of our assets are impaired.
Our focus on costs and efficiencies, including capacity closures and overhead reductions, has helped to mitigate the effects of the downturn in all of our markets. As economic and market conditions warrant, we will evaluate alternatives to further reduce costs, improve operational efficiency and maintain adequate liquidity. Actions to reduce costs and improve efficiencies could require us to record additional restructuring charges. See Liquidity and Capital Resources below for information regarding our cash position and credit facilities. See Part I, Item 1A, Risk Factors for additional information regarding conditions affecting our businesses, the possibility that additional capital investment would be required to address future environmental laws and regulations and other risks and uncertainties that affect us.
KEY STRATEGIES
While adjusting our operations during this challenging business cycle, we are continuing to focus on the following strategic priorities:

•	strengthen our core businesses;

•	diversify our earnings by expanding in select emerging markets and growing our nonwallboard product lines; and

•	differentiate USG from our competitors through innovation.
On June 29, 2012, we entered into a strategic partnership with the Zawawi Group in Oman to meet the growing demand for our building products in India and the Middle East. We expect our investment of approximately $60 million in this partnership to be incurred over two years, of which $20 million was funded in 2012. The amount funded in 2012 included approximately $16 million for the acquisition of mining rights. In January 2013, we acquired additional mining rights for approximately $17 million.
The partnership with the Zawawi Group will be multifaceted. The first phase is establishment of a mining venture through which we acquired 55% of Zawawi Gypsum LLC, which holds the mining rights to a gypsum quarry in Salalah, Oman. The venture will develop infrastructure and operate the quarry. Quarry mining operations are targeted for startup in the third quarter of 2013.
The second phase of the partnership is a 50/50 manufacturing venture with Zawawi Minerals LLC to build and operate a low cost wallboard plant in the Salalah Free Zone, Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. The target for commencement of wallboard production operations is the first half of 2014.
See Note 16 to the consolidated financial statements in Item 8 of this report for additional information regarding the accounting for the mining and manufacturing ventures.

Consolidated Results of Operations

				Favorable (Unfavorable)
				2012 vs. 2011		2011 vs. 2010
(dollars in millions, except per-share data)	2012	2011	2010	$	%	$	%
Net sales	$3,224	$2,910	$2,834	$314	11%	$76	3%
Cost of products sold	2,829	2,752	2,697	(77)	(3)%	(55)	(2)%
Gross profit	395	158	137	237	150%	21	15%
Selling and administrative expenses	304	289	295	(15)	(5)%	6	2%
Restructuring and long-lived asset impairment charges	18	75	110	57	76%	35	32%
Operating profit (loss)	73	(206)	(268)	279	*	62	23%
Interest expense	206	211	183	5	2%	(28)	(15)%
Interest income	(4)	(6)	(5)	(2)	(33)%	1	20%
Loss on extinguishment of debt	41	—	—	(41)	*	—	—%
Other (income) expense, net	—	(1)	1	(1)	(100)%	2	*
Loss from continuing operations before income taxes	(170)	(410)	(447)	240	59%	37	8%
Income tax expense (benefit)	12	(14)	(37)	(26)	(186)%	(23)	(62)%
Loss from continuing operations	(182)	(396)	(410)	214	54%	14	3%
Income from discontinued operations, net of tax	2	6	5	(4)	(67)%	1	20%
Gain on sale of discontinued operations, net of tax	55	—	—	55	*	—	—%
Net loss	(125)	(390)	(405)	265	68%	15	4%
Less: Net income attributable to noncontrolling interest	1	—	—	(1)	*	—	—%
Net loss attributable to USG	$(126)	$(390)	$(405)	$264	68%	$15	4%
Basic and diluted loss per share - continuing operations	$(1.72)	$(3.81)	$(4.08)	$2.09		$0.27

* not meaningful
NET SALES
Consolidated net sales in 2012 increased $314 million, or 11%, compared with 2011. This was our second consecutive year-on-year increase since 2006. Net sales increased 16% for our North American Gypsum segment, 3% for our Worldwide Ceilings segment and 8% for our Building Products Distribution segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased volume and selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard. The slightly higher level of net sales for Worldwide Ceilings primarily reflected an increase in net sales for USG International and USG Interiors.
Consolidated net sales in 2011 increased $76 million, or 3%, compared with 2010. This was our first year-on-year increase in net sales since 2006. Net sales increased 5% for our Worldwide Ceilings segment and 2% for our North American Gypsum segment, but were down slightly for our Building Products Distribution segment. The higher level of net sales in 2011 for Worldwide Ceilings was primarily due to USG Interiors’ higher selling prices for both ceiling grid (up 9%) and ceiling tile (up 6%) compared with 2010. The higher level of net sales for North American Gypsum was primarily attributable to increased sales of U.S. Gypsum’s DUROCK® brand cement board and other complementary products. Net sales for Building Products Distribution were down slightly due to lower sales of gypsum wallboard that were offset to a large extent by increased sales of construction metal and ceiling products.
GROSS PROFIT
Gross profit was $395 million in 2012, $158 million in 2011 and $137 million in 2010. Gross profit as a percentage of net sales was 12.3% in 2012, 5.4% in 2011 and 4.8% in 2010. The higher percentage for 2012 compared with 2011 was primarily driven by higher selling prices and lower per unit manufacturing costs for U.S. Gypsum's SHEETROCK® brand gypsum wallboard. The higher percentage for 2011 compared with 2010 was primarily due to improved gross margins for L&W Supply and USG Interiors.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $304 million in 2012, $289 million in 2011 and $295 million in 2010. The increase for 2012 compared with 2011 primarily reflected increased expenses related to our incentive compensation plans driven by improved operating results in 2012. The decline for 2011 compared with 2010 primarily reflected lower expenses for compensation and benefits. As a percentage of net sales, selling and administrative expenses were 9.4% in 2012, 9.9% in 2011 and 10.4% in 2010. The year-over-year decrease in the percentage for 2012 compared with 2011 was attributable to the higher level of net sales partially offset by higher incentive compensation expense in 2012. The year-over-year decrease in the percentage for 2011 compared with 2010 was attributable the higher level of net sales and lower selling and administrative expenses in 2011.

RESTRUCTURING AND LONG-LIVED ASSET IMPAIRMENT CHARGES
As part of our continuing effort to adapt our operations to market conditions, we implemented restructuring activities in each of the past four years. We recorded restructuring and long-lived asset impairment charges of $18 million in 2012, $75 million in 2011 and $110 million in 2010. These charges primarily related to the temporary idling or permanent closure of production facilities, the permanent closure of a gypsum quarry and ship loading facility, the closure of distribution branches and salaried workforce reductions. Total cash payments charged against our restructuring reserve in 2012 amounted to $24 million. We expect future payments to be approximately $8 million in 2013, $5 million in 2014 and $7 million after 2014. On a segment basis, $14 million of all expected future payments relate to Building Products Distribution, $3 million to North American Gypsum and $3 million to Corporate. All restructuring-related payments in 2012 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.
See Note 12 to the consolidated financial statements for additional information related to restructuring and long-lived asset impairment charges and restructuring reserves.
INTEREST EXPENSE
Interest expense was $206 million in 2012, $211 million in 2011 and $183 million in 2010. The decrease in interest expense primarily reflects the favorable impact of our second quarter 2012 refinancing which included the issuance of 7.875% senior notes due 2020, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes due 2014. Interest expense increased in 2011 compared to 2010 primarily due to higher average levels of debt outstanding.
LOSS ON EXTINGUISHMENT OF DEBT
In the second quarter of 2012, we recorded a $41 million loss on the extinguishment of debt, including premiums, the write-off of unamortized debt discount and deferred financing fees, in connection with the tender offer and repurchase of our 9.75% senior notes.
INCOME TAX EXPENSE (BENEFIT)
We had income tax expense of $12 million in 2012 compared with an income tax benefit of $14 million in 2011. Our income tax expense for 2012 was higher compared to 2011 due to higher earnings in foreign jurisdictions. Our income tax benefit for 2011 was lower compared to 2010 as we did not have an allocation of income tax benefit to loss from continuing operations and a corresponding allocation of income tax expense to other comprehensive income in 2011. The effective tax rates based on our loss from continuing operations were (7.1)% for 2012, 3.4% for 2011 and 8.3% for 2010. Since recording a full valuation allowance against our federal and state deferred tax assets in 2009, the effective tax rate is generally lower than statutory rates as we do not record a tax benefit from our losses in any domestic jurisdiction.
GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX
On December 27, 2012, we consummated the sale of our European operations and received net proceeds of $73 million, resulting in a gain on the sale of $55 million net of tax. See further discussion in Note 3 to our consolidated financial statements included in Item 8 of this report.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

				2012 vs. 2011		2011 vs. 2010
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2012(a)	2011(b)	2010(c)	$	%	$	%
Net Sales:
U.S. Gypsum	$1,512	$1,297	$1,295	$215	17%	$2	—%
CGC (gypsum)	336	307	290	29	9%	17	6%
USG Mexico	166	161	151	5	3%	10	7%
Other **	63	32	33	31	97%	(1)	(3)%
Eliminations	(114)	(102)	(111)	(12)	(12)%	9	8%
Total	$1,963	$1,695	$1,658	$268	16%	$37	2%

Operating Profit (Loss):
U.S. Gypsum	$89	$(78)	$(160)	$167	*	$82	51%
CGC (gypsum)	12	(1)	17	13	*	(18)	*
USG Mexico	20	21	17	(1)	(5)%	4	24%
Other **	(5)	(78)	(39)	73	94%	(39)	(100)%
Eliminations	(1)	—	—	(1)	*	—	—%
Total	$115	$(136)	$(165)	$251	*	$29	18%

* not meaningful

**
Includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011 and 2010, our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada that we closed in the fourth quarter of 2011.

(a)
Operating income in 2012 included restructuring and long-lived asset impairment charges of $15 million. These charges included $9 million related to our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, $5 million related to U.S. Gypsum and $1 million related to CGC (Gypsum).

(b)
The operating loss for 2011 included restructuring and long-lived asset impairment charges of $67 million. These charges included $57 million related to our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada, and $10 million related to U.S. Gypsum.

(c)
The operating loss for 2010 included restructuring and long-lived asset impairment charges of $93 million. These charges included $75 million related to U.S. Gypsum and $18 million related to our mining operation in Nova Scotia, Canada.

U.S. Gypsum - 2012 Compared With 2011: Net sales in 2012 increased $215 million, or 17%, compared with 2011. Net sales of SHEETROCK® brand gypsum wallboard increased $164 million, or 36%, reflecting an 18% increase in average gypsum wallboard selling prices, which increased sales by $96 million and a 15% increase in gypsum wallboard shipments which raised sales by $68 million. Net sales of products other than SHEETROCK® brand gypsum wallboard were $890 million in 2012, a 6% increase compared with 2011. Increases in sales were partially offset by a decrease in net sales for FIBERROCK® brand gypsum fiber panels of $2 million primarily due to a 7% decrease in volume. Net sales of SHEETROCK® brand joint compound were up $9 million due to a 2% increase in selling prices and a 1% increase in volume. Net sales of DUROCK® brand cement board increased $11 million due to a 15% increase in volume, partially offset by a 1% decrease in selling prices. Net sales of other products, including freight, increased an aggregate of $33 million compared with 2011.
Operating income of $89 million was recorded in 2012 compared with an operating loss of $78 million in 2011. The $167 million favorable change in operating profit reflected a gross profit increase of $142 million for SHEETROCK® brand gypsum wallboard primarily due to a higher selling prices and lower per unit costs, a gross profit increase of $10 million for SHEETROCK® brand joint compound primarily due to higher selling prices, lower per unit costs and higher volume, a gross profit increase of $4 million for DUROCK® brand cement board due to an increase in volume and 3% lower per unit costs partially offset by a 1% decrease in selling prices, an $8 million aggregate increase in gross profit for other product lines, a $3 million favorable variance in gains on sale of surplus properties, and an $11 million decrease in miscellaneous costs. Gross profit for FIBEROCK® brand gypsum fiber panels was unchanged compared to 2011 as the decrease in volume was offset by a higher gross margin due to 3% lower per unit costs. A $5 million decrease in restructuring and long-lived asset impairment charges in 2012 compared with 2011 also favorably impacted operating profit. These favorable variations were partially offset by the absence of a $12 million favorable adjustment related to a third quarter 2011 settlement with United States and Canadian tax authorities related to the deductibility of certain expenses in the years 2003 through 2006 that had the effect of reallocating those expenses from U.S. Gypsum to CGC and its Windsor operations, and a $4 million increase in selling and administrative expenses compared to 2011.

New housing construction increased in 2012, resulting in increased demand for gypsum wallboard, as discussed above. U.S. Gypsum shipped 4.72 billion square feet of SHEETROCK® brand gypsum wallboard in 2012, a 15% increase from 4.11 billion square feet in 2011. During 2012, SHEETROCK® Brand UltraLight Panels accounted for 45% of all of our wallboard shipments in the United States. We estimate that industry capacity utilization rates averaged approximately 58% during 2012, while U.S. Gypsum’s capacity utilization rate averaged 51%.
In 2012, our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $131.70 per thousand square feet, an increase of 18% from $111.27 in 2011 due to the implementation of a price increase for wallboard on January 1, 2012. During the fourth quarter of 2012, our average realized selling price for SHEETROCK® brand gypsum wallboard was $132.26 per thousand square feet, virtually unchanged from the third quarter of 2012 and an increase of 17% compared to the fourth quarter of 2011. Effective January 1, 2013, we implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.
Manufacturing costs per unit decreased 8% for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard in 2012 compared with 2011, due primarily to per unit cost decreases of 25% for energy, 11% for fixed costs and 1% for raw materials, primarily due to wastepaper partially offset by starch.
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

CGC (gypsum):  Net sales in 2012 were $336 million, up $29 million compared to 2011 primarily driven by an increase of $23 million in net sales for SHEETROCK® brand gypsum wallboard due to a 16% increase in volume partially offset by a decrease of 2% in selling prices. Net sales of joint treatment increased by $3 million and net sales of other non-wallboard products increased by $5 million. Currency translation had a $3 million unfavorable impact on net sales. Operating profit was $12 million in 2012 compared with an operating loss of $1 million in 2011. This $13 million increase in operating profit was primarily driven by the absence in 2012 of a $9 million unfavorable adjustment in 2011 related to the settlement with United States and Canadian tax authorities. An increase of $3 million in gross profit for gypsum wallboard, primarily due to the higher volume and 3% decrease in per unit manufacturing costs, and a $4 million increase in gross profit for non-wallboard products, was partially offset by a decrease of $1 million in gross profit for joint treatment products and an increase of $1 million in overhead costs.
Comparing 2011 with 2010, net sales increased $17 million as a result of a $12 million favorable effect of currency translation and a $5 million favorable variation for outbound freight due to a higher surcharge for fuel. Sales of SHEETROCK® brand gypsum wallboard declined $2 million despite a 2% increase in volume due to 3% lower selling prices. Sales of joint treatment increased $2 million. Operating loss was $1 million in 2011 compared with operating income of $17 million in 2010. This $18 million decline was attributable to a $12 million decrease in gypsum wallboard gross profit, primarily due to 5% higher per unit manufacturing costs due to higher raw material costs and a $9 million unfavorable adjustment related to the settlement with United States and Canadian tax authorities, partially offset by a gross profit increase of $3 million for joint treatment products.
USG Mexico: Net sales for our Mexico-based subsidiary were $166 million in 2012 compared with $161 million in 2011. Sales increases of $11 million for gypsum wallboard, reflecting 23% higher volume and 4% higher selling prices, $1 million for joint treatment products and $1 million for other products were partially offset by the $4 million unfavorable impact of currency translation, a $2 million decline in sales for DUROCK® brand cement board and a $2 million decline in sales of drywall steel. Operating profit was $20 million in 2012 compared with $21 million in 2011 reflecting a $4 million decrease in operating profit for cement board and a $1 million decrease in operating profit for joint treatment products offset by an increase in operating profit of $2 million for gypsum wallboard and $2 million for other nonwallboard products.
Comparing 2011 with 2010, net sales increased $10 million reflecting an aggregate increase of $11 million for ceiling products, glass mat sheathing and miscellaneous product lines and $2 million for drywall steel. These increases were partially offset by a $2 million decrease in net sales of gypsum wallboard and a $1 million unfavorable effect of currency translation. Operating profit was $21 million in 2011 compared with $17 million in 2010 reflecting gross profit increases of $3 million for joint treatment products, $1 million for cement board and an aggregate of $5 million for other nonwallboard products, partially offset by a $2 million decrease in gross profit for gypsum wallboard and a $3 million increase in miscellaneous costs.
Other: Other includes our shipping company, our mining operation in Little Narrows, Nova Scotia, Canada, and, for 2011 and 2010, our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada that we closed in the fourth quarter of 2011. Net sales for these operations were $63 million in 2012, $32 million in 2011 and $33 million in 2010. The increase in 2012 compared to 2011 is primarily related to higher revenue from our shipping company. An operating loss of $5 million was recognized in 2012 compared with operating losses of $78 million for 2011 and $39 million for 2010. The reduction in the operating loss in 2012 compared to 2011 was driven by the favorable impact of $21 million of higher operating profit from our shipping company, a $48 million reduction in restructuring and long-lived asset impairment charges and the absence of a $3 million unfavorable adjustment related to the settlement with United States and Canadian tax authorities in the third quarter of 2011.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

				2012 vs. 2011		2011 vs. 2010
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2012 (b)	2011	2010 (c)	$	%	$	%
Net Sales:
USG Interiors	$455	$448	$422	$7	2%	$26	6%
USG International (a)	128	117	119	11	9%	(2)	(2)%
CGC (ceilings)	64	67	62	(3)	(4)%	5	8%
Eliminations	(47)	(49)	(48)	2	4%	(1)	(2)%
Total	$600	$583	$555	$17	3%	$28	5%

Operating Profit:
USG Interiors	$71	$66	$57	$5	8%	$9	16%
USG International (a)	1	3	(1)	(2)	(67)%	4	*
CGC (ceilings)	11	13	10	(2)	(15)%	3	30%
Total	$83	$82	$66	$1	1%	$16	24%

* not meaningful

(a)
As discussed in Note 3 to our consolidated financial statements in Item 8 of this report, our European business operations have been classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.

(b)	Operating profit for 2012 included restructuring and long-lived asset impairment charges of $1 million related to USG Interiors.

(c)	Operating profit for 2010 included restructuring and long-lived asset impairment charges of $1 million related to USG International.
USG Interiors - 2012 Compared With 2011: Net sales for our domestic ceilings business increased to $455 million in 2012, a $7 million, or 2%, increase from $448 million in 2011. This increase was primarily due to higher selling prices partially offset by lower volume for ceiling grid and tile. Operating profit of $71 million was up $5 million, or 8%, compared with 2011 primarily due to a higher gross margin for ceiling grid and tile partially offset by the lower volume.
Net sales in 2012 increased $4 million for ceiling grid, $2 million for ceiling tile and an aggregate of $1 million for other product lines compared with 2011. The increase in ceiling grid sales was primarily attributable to a 4% increase in ceiling grid selling prices, which favorably affected sales by $5 million partially offset by a 1% decrease in ceiling grid volume, which unfavorably affected sales by $1 million. A 4% increase in ceiling tile selling prices, which favorably affected sales by $12 million, was partially offset by a 4% decrease in ceiling tile volume which adversely affected sales by $10 million.
The increase in operating profit was attributable to a $5 million increase in gross profit for ceiling grid and a $2 million increase in gross profit for ceiling tile, partially offset by a $1 million increase in both miscellaneous costs and restructuring and long-lived asset impairment charges as compared to 2011. Gross profit for ceiling grid was favorably affected by $5 million due to an increase in gross margin reflecting higher selling prices. Per unit manufacturing costs were unchanged in 2012 compared to 2011. Gross profit for ceiling tile increased by $5 million as a result of an increase in gross margin reflecting higher selling prices partially offset by higher per unit manufacturing costs. The improvement in ceiling tile gross profit was partially offset by a $3 million decline due to the decrease in ceiling tile volume.
USG Interiors - 2011 Compared With 2010: Net sales increased to $448 million in 2011, a $26 million, or 6%, increase from $422 million in 2010. This increase was primarily due to higher selling prices for ceiling grid and tile, partially offset by lower ceiling tile volume. Operating profit of $66 million was up $9 million, or 16%, compared with 2010 primarily due to a higher gross margin for ceiling grid.
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
USG International: Net sales in 2012 for USG International's continuing businesses were $128 million, an increase of $11 million, or 9%, compared to 2011. This increase was primarily attributable to increased sales of gypsum wallboard, joint treatment and ceiling tile in Latin America partially offset by lower exports to the Middle East. Operating profit for USG International decreased to $1 million in 2012 from $3 million in 2011 primarily reflecting higher selling and administrative expenses partially offset by improved gross margins for gypsum products in Latin America.
Net sales in 2011 were $117 million, a decrease of $2 million, or 2%, compared to 2010. This decrease was primarily attributable to the favorable impact of currency translation. Increased sales of gypsum products in Latin America were offset by lower total net sales in the Asia-Pacific region. Operating profit for USG International increased to $3 million in 2011 from an operating loss of $1 million in 2010 primarily reflecting lower selling and administrative expenses, higher gross margins for gypsum products in Latin America and the favorable impact of currency translation, while total gross profit was flat in the Asia-Pacific region.
CGC (ceilings): Net sales in 2012 were $64 million, a decrease of $3 million, or 4%, compared with 2011. Operating profit was $11 million in 2012 compared with $13 million for 2011. These results primarily reflected lower average realized selling prices for ceiling tile and lower volumes for ceiling grid partially offset by higher average realized selling prices for ceiling grid.
Comparing 2011 with 2010, net sales increased $5 million, or 8%, to $67 million and operating profit increased to $13 million from $10 million. These results primarily reflected higher selling prices for ceiling tile and grid.
BUILDING PRODUCTS DISTRIBUTION
Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

				2012 vs. 2011		2011 vs. 2010
				Favorable (Unfavorable)		Favorable (Unfavorable)
(dollars in millions)	2012	2011(a)	2010(b)	$	%	$	%
Net sales	$1,145	$1,060	$1,061	$85	8%	$(1)	*
Operating loss	(33)	(68)	(97)	35	51%	29	30%
* not meaningful

(a)	The operating loss for 2011 included restructuring and long-lived asset impairment charges of $7 million.

(b)	The operating loss for 2010 included restructuring and long-lived asset impairment charges of $15 million.
L&W Supply - 2012 Compared With 2011: Net sales in 2012 increased $85 million compared with 2011. Net sales of gypsum wallboard increased $55 million, or 18%, reflecting a 13% increase in average gypsum wallboard selling prices, which favorably affected sales by $41 million, and a 5% increase in gypsum wallboard shipments, which favorably affected sales by $14 million. Net sales increased $8 million, or 3%, for construction metal products and $2 million, or 1%, for ceilings products. Net sales of all other products increased $20 million, or 7%. Same-location net sales for 2012 were up 12% compared with 2011.
An operating loss of $33 million was incurred in 2012 compared with an operating loss of $68 million in 2011. The improvement of $35 million was driven by increased gross profit of $13 million for gypsum wallboard, an aggregate gross profit increase of $13 million for other product lines, a decrease in operating expenses of $2 million and a decrease in restructuring expenses of $7 million. The gross profit improvement for gypsum wallboard reflected a $3 million increase due to the higher level of shipments and a 10% increase in gross margin. That gross margin increase and the impact of rebates favorably affected operating profit by $10 million.
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
L&W Supply - Distribution Branches: As of December 31, 2012, L&W Supply served its customers from 142 distribution branches in the United States. It operated 155 branches as of December 31, 2011 and 163 branches as of December 31, 2010. During the economic downturn, L&W Supply has focused on reducing its cost structure and optimizing utilization of its personnel and assets. As part of L&W Supply's efforts to reduce its cost structure, it closed a total of 125 distribution branches from January 1, 2007 through December 31, 2012, including 13 branches closed in 2012. The closures have been widely dispersed throughout the markets that L&W Supply serves.
CORPORATE
Operating losses for Corporate were $83 million in 2012, $80 million in 2011 and $69 million in 2010. The increased loss in 2012 compared to 2011 primarily reflected a higher level of expenses related to incentive compensation and an enterprise-wide initiative to improve back office efficiency partially offset by lower expenses related to upgrades to our technology. The increased loss in 2011 compared to 2010 primarily reflected a higher level of expenses associated with upgrades to our technology infrastructure and an enterprise-wide initiative to improve back office efficiency.

Liquidity and Capital Resources
LIQUIDITY
As of December 31, 2012, we had $677 million of cash and cash equivalents and marketable securities compared with $651 million as of December 31, 2011. Our total liquidity was $874 million as of December 31, 2012 (including $197 million of borrowing availability under our revolving credit facilities) compared to $834 million as of December 31, 2011 (including $183 million of borrowing availability under our revolving credit facilities).
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
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.309 billion ($2.327 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of December 31, 2012 and $2.304 billion ($2.325 billion in aggregate principal amount less $21 million of unamortized original issue discount) as of December 31, 2011. As of December 31, 2012 and during the quarter then ended, there were no borrowings under our revolving credit facilities. See Note 6 to the consolidated financial statements for additional information about our debt.
Our credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time. The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2012, our fixed charge coverage ratio was 0.56-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $44 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $157 million. The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of December 31, 2012 was $40 million.
On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014, or the 2014 Senior Notes, for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased $123 million of the 2014 Senior Notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As of December 31, 2012, $59 million of the 2014 Senior Notes remained outstanding. Also on April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020, or the 2020 Senior Notes. The net proceeds from the issuance of the 2020 Senior Notes and cash on hand were used to fund the repurchases of the 2014 Senior Notes and all related costs and expenses.
CASH FLOWS
The following table presents a summary of our cash flows:

(millions)	2012	2011	2010
Net cash provided by (used for):
Operating activities - Continuing operations	$68	$(205)	$(95)
Investing activities - Continuing operations	138	(55)	(298)
Financing activities - Continuing operations	(38)	(9)	326
Discontinued operations	9	10	—
Effect of exchange rate changes on cash	4	(5)	6
Net increase (decrease) in cash and cash equivalents	$181	$(264)	$(61)

Operating Activities: Higher cash flows from operating activities in 2012 compared to 2011 primarily reflected stronger operating results in 2012 and, to a lesser extent, lower cash outflows for working capital. As of December 31, 2012, working capital (current assets less current liabilities) amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1. As of December 31, 2011, working capital amounted to $715 million, and the ratio of current assets to current liabilities was 2.36-to-1. Higher working capital at December 31, 2012 includes the net proceeds received for the December 2012 sale of our European businesses of $73 million partially offset by the net assets sold.
Investing Activities: Net cash provided by investing activities in 2012 was $138 million compared to net cash used in investing activities of $55 million during 2011. The variation was primarily driven by a cash inflow in 2012 of $154 million from the sales or maturities of marketable securities, net of purchases, compared with a cash outflow in 2011 of $10 million for purchases of marketable securities, net of sales or maturities. Higher cash inflows also include $73 million of net proceeds from the sale of our European businesses in the fourth quarter of 2012. These increased cash inflows were partially offset by higher cash outflows including $16 million of higher capital expenditures, $16 million for the acquisition of mining rights and $14 million of investments in our joint ventures in 2012. Capital expenditures amounted to $70 million in 2012 compared with $54 million in 2011.
Financing Activities: The variation between 2012 and 2011 primarily reflected the $277 million paid to repurchase our $241 million principal amount of the 2014 Senior Notes, partially offset by the $243 million of net proceeds received from the issuance of the $250 million senior notes due 2020.
LIQUIDITY OUTLOOK
In 2012, our total capital spending included $70 million of capital expenditures in the normal course of our business, $16 million for the acquisition of mining rights and $18 million of investments in and loans to joint ventures. In total for 2013, we plan to spend approximately $175 million on capital spending and investments in and loans to joint ventures. This amount includes $110 million of capital expenditures in the normal course of our business and an additional $65 million consisting of the capital spending made by our Oman consolidated subsidiaries, our acquisition of mining rights and our investments in and loans to joint ventures. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $320 million as of December 31, 2012 compared with $256 million as of December 31, 2011. Approved expenditures as of December 31, 2012 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.
Interest payments are expected to decrease to approximately $194 million in 2013 compared with $200 million in 2012 primarily due to a lower average level of debt outstanding and a reduced average interest rate on our debt. We have no term debt maturities until 2014, other than approximately $4 million of annual debt amortization under our ship mortgage facility.
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
Our undistributed foreign earnings as of December 31, 2012 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $231 million as of December 31, 2012. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
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

Realization of Deferred Tax Asset
As of December 31, 2012, we had federal NOL carryforwards of approximately $2.051 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period.
As of December 31, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $290 million, of which $1.0 million will expire in 2013. The remainder will expire if unused in years 2014 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of December 31, 2012 against a portion of which we have historically maintained a valuation allowance.
For 2012, we established an additional valuation allowance of $83 million against our deferred tax assets primarily due to our losses during that period. As a result, we increased our deferred tax assets valuation allowance to $1.125 billion as of December 31, 2012. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 14 to the consolidated financial statements in Item 8 for additional information regarding income tax matters.

Contractual Obligations and Other Commitments
CONTRACTUAL OBLIGATIONS
As of December 31, 2012, our contractual obligations and commitments were as follows:

	Payments Due by Period
(millions)	Total	2013	2014- 2015	2016- 2017	There- after
Debt obligations (a)	$2,327	$4	$67	$517	$1,739
Other long-term liabilities (b)	707	6	20	8	673
Interest payments (c)	1,262	194	381	336	351
Purchase obligations (d)	450	91	136	101	122
Capital expenditures (e)	320	83	28	70	139
Operating leases	250	59	87	47	57
Unrecognized tax benefits (f)	16	2	7	1	6
Total	$5,332	$439	$726	$1,080	$3,087

(a)	Excludes debt discount of $18 million.

(b)
Other long-term liabilities primarily consist of asset retirement obligations that principally extend over a 50-year period. The majority of associated payments are due toward the latter part of that period.

(c)	Reflects estimated interest payments on debt obligations as of December 31, 2012.

(d)	Purchase obligations primarily consist of contracts to purchase energy and certain raw materials.

(e)	Reflects estimates of future spending on capital projects that were approved prior to December 31, 2012 but were not completed by that date.

(f)	Reflects estimated payments (if required) of gross unrecognized tax benefits.
For 2013, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $71 million to our pension plans in 2013.
The above table excludes liabilities related to postretirement benefits (retiree health care and life insurance). We voluntarily provide postretirement benefits for eligible employees and retirees. The portion of benefit claim payments we made in 2012 was $14 million. See Note 9 to the consolidated financial statements in Item 8 for additional information on future expected cash payments for pension and other postretirement benefits.
OFF-BALANCE-SHEET ARRANGEMENTS
With the exception of letters of credit, it is not our business practice to use off-balance-sheet arrangements, such as third-party special-purpose entities.

GUARANTEES
We are party to a variety of agreements under which we may be obligated to indemnify a third party with respect to certain matters. We do not consider the maximum potential amount of future payments that we could be required to make under these agreements to be material.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions, relating to Chinese-manufactured drywall distributed by L&W Supply Corporation in the southeastern United States in 2006 and 2007. In addition, USG Corporation, United States Gypsum Company, and L&W Supply Corporation have been named as defendants in class action lawsuits alleging that U.S. wallboard manufacturers conspired to fix the price of wallboard sold in the United States.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States.
We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows. See Note 19 to the consolidated financial statements in Item 8 for additional information regarding litigation matters. See, also, Part I, Item 1A, Risk Factors, for information regarding the possible effects of environmental laws and regulations on our businesses.
Critical Accounting Policies
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, current developments and historical experience. Actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.
Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 8 of this annual report. Some of these significant accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (1) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made and (2) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:
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

We regularly evaluate the recoverability of assets idled or at risk of being idled. In most cases, the idled assets are relatively older and higher-cost production plants or lines, which we refer to as facilities, have relatively low carrying values. The last downturn during which we idled production facilities occurred in 1981 and 1982. At that time, we idled three facilities, all of which were restarted during the subsequent recovery. We consider idled facilities to be unimpaired if we plan to reopen them to meet future demand and the estimated future undiscounted cash flows exceed the carrying values of those facilities. We record impairment charges for facilities that we permanently close if their fair value is less than their carrying value and for temporarily idled facilities with estimated future undiscounted cash flows that do not exceed the carrying values of those facilities. Because we believe that we may be in the early stages of a recovery in the housing and other construction markets we serve, and a significant recovery is likely over the longer term which would result in higher demand than today’s conditions, it is our current intention to restart all facilities that are currently idled. As a result, estimated future undiscounted cash flows from their operations exceed their carrying values.
See Note 12 to our consolidated financial statements in Item 8 of this report for discussion of asset impairments during the years ended 2012, 2011 and 2010. On a segment basis, all of the permanently closed and temporarily idled wallboard, quarry, ship loading and paper facilities and related long-lived asset impairment charges during the years ended 2012, 2011 and 2010 related to our North American Gypsum segment. As of December 31, 2012, the total carrying value of net property, plant and equipment for the North American Gypsum segment was $1.856 billion, including the aggregate carrying value of $29 million, after impairment charges, of its facilities permanently closed and temporarily idled.
Our gypsum wallboard business is cyclical in nature, and prolonged periods of weak product demand or excess product supply may have a material adverse effect on our business, financial condition and operating results. This business is also sensitive to changes in general economic conditions, including, in particular, conditions in the North American housing and construction-based markets. The rate of new home construction in the United States remains near historically low levels despite increases of approximately 28.1% in 2012 compared with 2011, 3.7% in 2011 compared with 2010 and 6% in 2010 compared with 2009.
INTANGIBLE ASSETS
We have indefinite and definite lived intangible assets with net values of $30 million and $32 million, respectively, as of December 31, 2012. See Note 5 to our consolidated financial statements in Item 8 of this report. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate they might be impaired. The impairment tests consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.
In 2012, 2011 and 2010, our impairment tests for trade names indicated that there was no impairment.
Intangible assets with definite lives, primarily customer relationships, are amortized over their useful lives. Judgment is used in assessing whether the carrying amount is not expected to be recoverable over the assets’ estimated remaining useful lives and whether conditions exist to warrant a revision to the remaining periods of amortization. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset group (undiscounted and without interest charges) is less than the carrying amount of the asset group. An impairment loss would be measured based on the difference between the fair value of the asset group and its carrying value. Customer relationships are currently being amortized over 10 years using annualized attrition rates. We periodically compare the current attrition rate with the attrition rates assumed in the initial determination of the useful life to ensure that the useful life is still appropriate. As of December 31, 2012, we determined that no impairment of customer relationships existed nor was a revision to the remaining useful life necessary.
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

		Increase (Decrease) in
Assumptions	Percentage Change	2013 Net Annual Benefit Cost	2012 Projected Benefit Obligation
Pension Benefits:
Discount rate	0.5% increase	$(8)	$(91)
Discount rate	0.5% decrease	9	101
Expected return on plan assets	0.5% increase	(5)	—
Expected return on plan assets	0.5% decrease	5	—
Postretirement Benefits:
Discount rate	0.5% increase	$(1)	$(11)
Discount rate	0.5% decrease	1	12
Compensation increase rates are based on historical experience and anticipated future management actions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality rates.
We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. Effective January 1, 2011, we made modifications to our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3%. Any additional increase will be the responsibility of plan participants. In 2011, we also amended our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2015 using a company-funded subsidy based upon years of service at retirement. After January 1, 2015, due to this 2011 amendment to the U.S. postretirement health care plan, we do not expect to have a material exposure to health care cost inflation for the U.S. plan.
Results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the net benefit cost of future periods. The sensitivity of assumptions reflects the impact of changing one assumption at a time and is specific to conditions at the end of 2012. Economic factors and conditions could affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear.
See Note 9 to our consolidated financial statements in Item 8 of this report for additional information regarding costs, plan obligations, plan assets and discount rate and other assumptions, including the health care cost trend rate.
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
See Note 14 to our consolidated financial statements in Item 8 of this report for additional information on deferred income taxes and valuation allowances.

Recent Accounting Pronouncements and New Tax Legislation
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
The American Taxpayer Relief Act of 2012 as signed into law on January 2, 2013 extends through 2013 an array of temporary business tax provisions such as the research and experimentation credit, the look- through rule for payments between related controlled foreign corporations, fuel credits and credits for AMT tax paid in lieu of bonus depreciation, among other things.  The effects of The American Taxpayer Relief Act of 2012 will be recognized in our first quarter of fiscal 2013, which is the quarter that the law was enacted, and is not expected to have a material impact on our results of operations, financial condition or cash flows.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to management’s expectations about future conditions. Actual business, market or other conditions may differ materially from management’s expectations and, accordingly, may affect our sales and profitability or other results and liquidity. Actual results may differ materially due to various other factors, including:

•
economic conditions, such as the levels of new home and other construction activity, employment levels, the availability of mortgage, construction and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates and consumer confidence;

•	capital markets conditions and the availability of borrowings under our credit agreement or other financings;

•	competitive conditions, such as price, service and product competition;

•	shortages in raw materials;

•	changes in raw material and energy costs;

•	volatility in the assumptions used to determine the funded status of our pension plans;

•	the loss of one or more major customers and our customers’ ability to meet their financial obligations to us;

•	capacity utilization rates for us and the industry;

•	our ability to expand into new geographic markets and the stability of such markets;

•	changes in laws or regulations, including environmental and safety regulations;

•	the satisfactory performance of certain business functions by third party service providers;

•	our ability to achieve anticipated savings from cost reduction programs;

•	the outcome in contested litigation matters;

•	the effects of acts of terrorism or war upon domestic and international economies and financial markets; and

•	acts of God.
We assume no obligation to update any forward-looking information contained in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years.
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2013. The notional amount of these hedge contracts in place as of December 31, 2012 was $49 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $2 million unrealized loss as of December 31, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of December 31, 2012 was $4 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $84 million as of December 31, 2012, and they mature by December 31, 2013. The fair value of these contracts was a $1 million unrealized gain as of December 31, 2012. A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of December 31, 2012 was $9 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of December 31, 2012, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates. Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
See Notes 1 and 7 to the consolidated financial statements in Item 8 for additional information regarding our financial exposures.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except share and per-share data)	Years Ended December 31,
	2012	2011	2010
Net sales	$3,224	$2,910	$2,834
Cost of products sold	2,829	2,752	2,697
Gross profit	395	158	137

Selling and administrative expenses	304	289	295
Restructuring and long-lived asset impairment charges	18	75	110
Operating profit (loss)	73	(206)	(268)

Interest expense	206	211	183
Interest income	(4)	(6)	(5)
Loss on extinguishment of debt	41	—	—
Other (income) expense, net	—	(1)	1
Loss from continuing operations before income taxes	(170)	(410)	(447)

Income tax expense (benefit)	12	(14)	(37)
Loss from continuing operations	(182)	(396)	(410)

Income from discontinued operations, net of tax	2	6	5
Gain on sale of discontinued operations, net of tax	55	—	—

Net loss	(125)	(390)	(405)

Less: Net income attributable to noncontrolling interest	1	—	—

Net loss attributable to USG	$(126)	$(390)	$(405)

Earnings per common share - basic:
Loss from continuing operations	$(1.72)	$(3.81)	$(4.08)
Income from discontinued operations	0.53	0.05	0.05
Net loss	$(1.19)	$(3.76)	$(4.03)

Earnings per common share - diluted:
Loss from continuing operations	$(1.72)	$(3.81)	$(4.08)
Income from discontinued operations	0.53	0.05	0.05
Net loss	$(1.19)	$(3.76)	$(4.03)

Average common shares	106,382,934	103,902,038	100,471,635
Average diluted common shares	106,382,934	103,902,038	100,471,635
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)	Years Ended December 31,
	2012	2011	2010
Net loss	$(125)	$(390)	$(405)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Loss on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, $(1) and $(8), respectively	(5)	—	(13)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of $0, $(2) and $0, respectively	(9)	(20)	(20)
Derivatives qualifying as cash flow hedges, net of tax (benefit) of $0, $1 and $(8), respectively	4	20	7

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax (benefit) of $(7), $(7) and $39, respectively	(81)	(117)	6
Less: Amortization of prior service benefit (cost) included in net periodic pension cost, net of tax (benefit) of $(1), $(1) and $0, respectively	1	(2)	2
Pension and postretirement benefits, net of tax (benefit) of $(6), $(6) and $39, respectively	(82)	(115)	4

Foreign currency translation:
Changes in foreign currency translation, net of tax of $0	22	(29)	19
Less: Translation gains realized upon sale of foreign entities, net of tax of $0	3	—	—
Foreign currency translation, net of tax of $0	19	(29)	19

Other comprehensive income (loss), net of tax	(59)	(124)	30

Comprehensive loss	$(184)	$(514)	$(375)

The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions, except share and per share data)		As of December 31,
		2012	2011
Assets
Current Assets:
Cash and cash equivalents		$546	$365
Short-term marketable securities		106	164
Restricted cash		1	1
Receivables (net of reserves: 2012 - $16; 2011- $17)		326	316
Inventories		304	292
Income taxes receivable		2	8
Deferred income taxes		2	4
Other current assets		40	54
Assets related to discontinued operations		—	35
Total current assets		1,327	1,239
Long-term marketable securities		25	122
Property, plant and equipment, net		2,100	2,104
Deferred income taxes		38	25
Other assets		233	229
Total assets		$3,723	$3,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable		$286	$226
Accrued expenses		237	258
Current portion of long-term debt		4	7
Deferred income taxes		22	12
Income taxes payable		2	6
Liabilities related to discontinued operations		—	15
Total current liabilities		551	524

Long-term debt		2,016	2,010
Long-term debt - related party		289	287
Deferred income taxes		5	7
Pension and other postretirement benefits		573	521
Other liabilities		270	214
Total liabilities		3,704	3,563
Stockholders’ Equity:
Preferred stock	– $1 par value, authorized 36,000,000 shares; outstanding - none	—	—
Common stock	– $0.10 par value; authorized 200,000,000 shares; issued: 2012 - 107,851,000 shares; 2011 - 105,329,000 shares	11	10
Treasury stock at cost - 2012 - 1,000 shares; 2011 - none		—	—
Additional paid-in capital		2,595	2,561
Accumulated other comprehensive loss		(233)	(174)
Retained earnings (accumulated deficit)		(2,367)	(2,241)
Stockholders' equity of parent		6	156
Noncontrolling interest		13	—
Total stockholders’ equity including noncontrolling interest		19	156
Total liabilities and stockholders’ equity		$3,723	$3,719
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2012	2011	2010
Operating Activities
Net loss	$(125)	$(390)	$(405)
Less: Income from discontinued operations, net of tax	2	6	5
Less: Gain on sale of discontinued operations, net of tax	55	—	—
Loss from continuing operations	(182)	(396)	(410)

Adjustments to reconcile loss from continuing operations to net cash:
Depreciation, depletion and amortization	156	164	176
Loss on extinguishment of debt	41	—	—
Long-lived asset impairment charges	8	53	58
Share-based compensation expense	17	21	23
Deferred income taxes	4	(8)	(11)
Noncash income tax benefit	—	—	(37)
Gain on asset dispositions	(8)	(6)	(2)
(Increase) decrease in working capital:
Receivables	13	(6)	28
Income taxes receivable	6	(5)	16
Inventories	(12)	(17)	3
Prepaid expenses	5	(3)	—
Payables	27	17	8
Accrued expenses	14	(10)	14
Decrease (increase) in other assets	1	(2)	5
(Decrease) increase in other liabilities	(21)	(6)	35
Other, net	(1)	(1)	(1)
Net cash provided by (used for) operating activities - continuing operations	68	(205)	(95)
Investing Activities
Purchases of marketable securities	(137)	(355)	(354)
Sales or maturities of marketable securities	291	345	74
Capital expenditures	(70)	(54)	(38)
Acquisition of mining rights	(16)	—	—
Net proceeds from asset dispositions	14	9	23
Net proceeds from sale of business	73	—	—
Investments in joint ventures	(14)	—	—
Loans to joint ventures	(4)	(4)	(1)
Insurance proceeds	—	2	—
Return (deposit) of restricted cash	1	2	(2)
Net cash provided by (used for) investing activities - continuing operations	138	(55)	(298)
Financing Activities
Issuance of debt	248	—	350
Repayment of debt	(283)	(6)	(7)
Payment of debt issuance fees	(5)	—	(16)
Loan from venture partner	4	—	—
Issuances of common stock	4	—	1
Repurchases of common stock to satisfy employee tax withholding obligations	(6)	(3)	(2)
Net cash (used for) provided by financing activities - continuing operations	(38)	(9)	326

Net cash provided by operating activities - discontinued operations	10	11	1
Net cash used for investing activities - discontinued operations	(1)	(1)	(1)
Effect of exchange rate changes on cash	4	(5)	6
Net increase (decrease) in cash and cash equivalents	181	(264)	(61)

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(millions)	2012	2011	2010

Cash and cash equivalents at beginning of period	365	629	690
Cash and cash equivalents at end of period	$546	$365	$629

Supplemental Cash Flow Disclosures:
Interest paid	$200	$196	$171
Income taxes paid (refunded), net	1	6	(10)
Amount in accounts payable for capital expenditures	10	5	9
The notes to consolidated financial statements are an integral part of these statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except share data)	Common Shares Issued (000)	Treasury Shares (000)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non-controlling Interest	Total
Balance as of December 31, 2009	103,972	(4,672)	$10	$(194)	$2,640	$(1,446)	$(80)	$930	$—	$930
Net loss						(405)		(405)		(405)
Other comprehensive income							30	30		30
Share-based compensation					23			23		23
Stock issuances		3,576		137	(96)			41		41
Other				2	(2)			—		—
Balance as of December 31, 2010	103,972	(1,096)	$10	$(55)	$2,565	$(1,851)	$(50)	$619	$—	$619
Net loss						(390)		(390)		(390)
Other comprehensive loss							(124)	(124)		(124)
Share-based compensation					21			21		21
Stock issuances	1,357	1,096	—	55	(25)			30		30
Balance as of December 31, 2011	105,329	—	$10	$—	$2,561	$(2,241)	$(174)	$156	$—	$156
Net (loss) income						(126)		(126)	1	(125)
Other comprehensive loss							(59)	(59)		(59)
Share-based compensation					17			17		17
Stock issuances	2,522		1	6	17			24		24
Repurchases of common stock		(1)		(6)				(6)		(6)
Changes in noncontrolling interest								—	12	12
Balance as of December 31, 2012	107,851	(1)	$11	$—	$2,595	$(2,367)	$(233)	$6	$13	$19
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
Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. Our determination of the reportable segments was made on the basis of our strategic business units and the commonalities among the products within each segment, and corresponds to the manner in which management reviews and evaluates operating performance. Certain similar operating segments that meet applicable aggregation criteria have been combined. North American Gypsum, which manufactures SHEETROCK® brand gypsum wallboard and related products; Worldwide Ceilings, which manufactures ceiling tile in the United States and ceiling grid in the United States, Canada and the Asia-Pacific region; and Building Products Distribution, which distributes gypsum wallboard, drywall metal, ceilings products, joint compound and other building products throughout the United States.
Consolidation and Presentation
Our consolidated financial statements include the accounts of USG Corporation, its majority-owned subsidiaries and variable interest entities. Entities in which we have more than a 20% but not more than 50% ownership interest are accounted for using the equity method of accounting and are not material to our consolidated operations. All intercompany balances and transactions are eliminated in consolidation. On our consolidated balance sheet as of December 31, 2011, a portion of other liabilities has been reclassified to pension and other postretirement benefits, and a portion of long-term debt has been reclassified to long-term debt - related party, to conform to the current year presentation. In addition, our financial statements include the Consolidated Statements of Comprehensive Income as required by new accounting guidance, which we retrospectively adopted during 2012.
Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.
Revenue Recognition
With the exception of our Building Products Distribution segment, we recognize revenue upon the shipment of products to customers, which is when title and risk of loss are transferred to customers, and our products are generally shipped free on board, commonly called FOB, shipping point. For Building Products Distribution, revenue is recognized and title and risk of loss are transferred when customers receive products, either through delivery by company trucks or customer pickup. We record provisions for discounts to customers based on the terms of sale in the same period in which the related sales are recorded. We record estimated reductions to revenue for customer programs and incentive offerings, including promotions and other volume-based incentives, in the period in which the sale occurs.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold.
Advertising
Advertising expenses consist of media advertising and related production costs and sponsorships. We charge advertising expenses to earnings as incurred. These expenses amounted to $15 million in each of the years ended 2012, 2011 and 2010.
Research and Development
We charge research and development expenditures to earnings as incurred. These expenditures amounted to $18 million in 2012 and $13 million in each of 2011 and 2010.

Income Taxes
We record income tax expense (benefit) under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to net operating loss, or NOL, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the change is enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized, which can occur when a cumulative loss period is reached.
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
Receivables
We include trade receivables in receivables on our consolidated balance sheets. Trade receivables are recorded at net realizable value, which includes allowances for cash discounts and doubtful accounts, and are reflected net of customer incentives. We review the collectability of trade receivables on an ongoing basis. We reserve for trade receivables determined to be uncollectible. This determination is based on the delinquency of the account, the financial condition of the customer and our collection experience.
We include short-term financing receivables in receivables and long-term financing receivables in other assets on our consolidated balance sheets. Financing receivables are recorded at net realizable value which includes an allowance for credit losses. We review the collectability of financing receivables on an ongoing basis. We reserve for financing receivables determined to be uncollectible. This determination is based on the delinquency of the account and the financial condition of the other party. As of December 31, 2012, the allowance for credit losses was immaterial.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. We record depreciation of property, plant and equipment on a straight-line basis over the expected average useful lives of composite asset groups. We have determined estimated useful lives to be 50 years for buildings and improvements, a range of 10 to 25 years for machinery and equipment, and 5 years for computer software and systems development costs. Leasehold improvements are capitalized and amortized over the shorter of the remaining lease term or remaining economic useful life. We capitalize interest during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. There was no interest capitalized in 2012, 2011 and 2010. Facility start-up costs that cannot be capitalized are expensed as incurred and recorded in cost of products sold. We compute depletion on a basis calculated to spread the cost of gypsum and other applicable resources over the estimated quantities of material recoverable. We review property, plant and equipment for impairment when indicators of a potential impairment are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If we determine an impairment exists, the asset is written down to estimated fair value. As of December 31, 2011, we had $6 million of net property, plant and equipment included in other current assets on the consolidated balance sheet classified as “assets held for sale.” These assets were primarily owned by our United States Gypsum Company, or U.S. Gypsum, reporting unit. We sold these assets in 2012 and recognized a gain on the sale of approximately $4 million. As of December 31, 2012, there were no assets classified as held for sale on our consolidated balance sheet.
Intangible Assets
We perform impairment tests for intangible assets with indefinite useful lives as of October 31 of each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Intangible assets determined to have indefinite useful lives, primarily comprised of trade names, are not amortized. An income approach is used for valuing trade names. Assumptions used in the income approach include projected revenues and assumed royalty, long-term growth and discount rates.We perform impairment tests on definite lived intangible assets, such as customer relationships, upon identification of events or circumstances that may indicate the carrying amount of the assets might be unrecoverable by comparing their undiscounted cash flows with their carrying value. If we determine impairment exists, the assets are written down to estimated fair value. See Note 5 for information related to impairment testing and impairment charges.
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
Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to AOCI, and is reclassified to earnings when the transaction underlying the derivative instrument has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold in the current period. We periodically reassess the probability of the forecasted transaction underlying the derivative instrument occurring. For derivatives designated as net investment hedges, we record changes in fair value to AOCI. For derivatives not designated as hedging instruments, all changes in fair value are recorded to earnings in the current period.
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
We have operations in a number of countries and use forward contracts from time-to-time to hedge selected risk of changes in cash flows resulting from forecasted intercompany and third-party sales or purchases, as well as intercompany loans, denominated in non-U.S. currencies, or to hedge selected risk of changes in our net investment in foreign subsidiaries. These contracts are designated as either cash flow hedges or net investment hedges or are not designated as hedging instruments.
Foreign Currency Translation
We translate foreign-currency-denominated assets and liabilities into U.S. dollars at the exchange rates existing as of the respective balance sheet dates. We translate income and expense items at the average exchange rates during the respective periods. We record translation adjustments resulting from fluctuations in exchange rates to AOCI on our consolidated balance sheets. We record transaction gains and losses to earnings. The total transaction loss was zero in 2012, $4 million in 2011 and $1 million in 2010.

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

3.    Discontinued Operations
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement, or SAPA, with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which the Sellers agreed to sell to Knauf certain of their wholly owned European business operations. Those businesses include the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey.
On December 27, 2012, the sale of the European business operations was consummated in accordance with the terms of the SAPA, and we received net proceeds of $73 million resulting in a gain of $55 million, net of tax. Pursuant to the SAPA, we retained responsibility for benefits payable under USG (U.K.) Ltd.’s closed pension plan. At December 31, 2012, the liability balance on our consolidated balance sheet with respect to that pension plan was approximately $2 million.
Affiliates of Knauf are the beneficial owners of approximately 14% of USG’s outstanding shares of common stock.
The results of our European business operations have been reclassified as discontinued operations in the consolidated financial statements and accompanying footnotes presented in this report. The carrying amounts of the major classes of assets and liabilities included in the disposal group were as follows:

(millions)	December 31, 2011
Accounts receivable	$8
Inventories	13
Other current assets	1
Property, plant and equipment, net	13
Assets related to discontinued operations	$35
Accounts payable	7
Accrued expenses	8
Liabilities related to discontinued operations	$15

Sales from discontinued operations, operating profit from discontinued operations and income from discontinued operations before income taxes were as follows:

	Twelve months ended December 31,
(millions)	2012	2011	2010
Sales from discontinued operations	$106	$114	$105
Operating profit from discontinued operations	7	9	8
Income from discontinued operations before income taxes	6	10	8

4.	Marketable Securities
Our investments in marketable securities as of December 31, 2012 and 2011 consisted of the following:

	2012		2011
millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$82	$82	$174	$174
U.S. government and agency debt securities	16	16	32	32
Non-U.S. government debt securities	1	1	—	—
Asset-backed debt securities	6	6	18	18
Certificates of deposit	16	16	35	35
Municipal debt securities	10	10	27	27
Total marketable securities	$131	$131	$286	$286
The realized and unrealized gains and losses as of and for the years ended December 31, 2012, 2011 and 2010 were immaterial.
Contractual maturities of marketable securities as of December 31, 2012 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$106	$106
Due in 1-5 years	25	25
Total marketable securities	$131	$131

5.	Intangible Assets
Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of December 31, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(41)	$29	$70	$(34)	$36
Other	9	(6)	3	9	(5)	4
Total	$79	$(47)	$32	$79	$(39)	$40
The weighted average amortization periods are 10 years for customer relationships and 11 years for other intangible assets with definite lives. Total amortization expense was $8 million in 2012, $7 million in 2011 and $7 million in 2010. Estimated annual amortization expense is as follows:

(millions)	2013	2014	2015	2016	2017 and thereafter
Estimated annual amortization expense	$7	$7	$7	$7	$4

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of December 31, 2012			As of December 31, 2011
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8
Total	$30	$—	$30	$30	$—	$30

In 2012, 2011 and 2010, there was no impairment for any of our customer relationship or trade name intangible assets.

6.	Debt
Total debt as of December 31 consisted of the following:

(millions)	2012	2011
6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018 (net of discount: 2012 - $1; 2011 - $1)	499	499
7.875% senior notes due 2020 (net of discount: 2012 - $2)	248	—
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014 (net of discount: 2012 - $0; 2011 - $3)	59	297
10% convertible senior notes due 2018 (net of discount: 2012 - $15; 2011 - $17)	385	383
Ship mortgage facility (includes current portion of long-term debt: 2012 - $4; 2011 - $7)	29	36
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,309	$2,304

Repurchase of 9.75% Senior Notes and Issuance of 7.875% Senior Notes - On April 12, 2012, we completed a cash tender offer pursuant to which we repurchased approximately $118 million of our 9.75% senior notes due in 2014 for aggregate consideration, including tender offer premium and accrued and unpaid interest, of approximately $136 million. Subsequent to the completion of the cash tender offer, we repurchased an additional $123 million of these notes in privately negotiated transactions, for aggregate consideration, including premiums and accrued and unpaid interest, of $145 million. As a result of the repurchases, in the second quarter of 2012, we recorded a loss on early extinguishment of debt of $41 million, including premiums, the write-off of unamortized debt discount and deferred financing fees. As of December 31, 2012, $59 million of these notes remain outstanding, net of an immaterial amount of unamortized debt discount. Also on April 12, 2012, we issued $250 million of 7.875% senior notes due March 30, 2020. The net proceeds from the issuance of these notes and cash on hand were used to fund the repurchases of the 9.75% senior notes and all related costs and expenses. We deferred $5 million of financing costs which we are amortizing to interest expense over the term of the notes. As of December 31, 2012, these notes are recorded on the consolidated balance sheet at $248 million, net of unamortized debt discount of $2 million.
Senior Notes
All of the senior notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured senior indebtedness. The indentures governing the notes contain events of default, covenants and restrictions that are customary for similar transactions, including a limitation on our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness.
Our obligations under the 7.875%, 8.375% and 9.75% senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.
The interest rate payable on the 7.75% senior notes is subject to adjustment from time to time by up to 2% in the aggregate if the debt ratings assigned to the notes are upgraded or thereafter downgraded. At our current credit ratings, the interest rate on these notes is at the maximum level of 9.75%.
The 7.875%, 8.375% and 9.75% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control. The 7.75% and 6.3% senior notes contain a provision requiring us to offer to purchase those notes at a premium of 101% of their principal amount (plus accrued and unpaid interest) in the event of a change in control and a related downgrade of the rating on the notes to below investment grade by both Moody’s Investors Service and Standard & Poor’s Financial Services LLC.

The 6.3%, 7.75% and 9.75% senior notes contain a provision that allows us to redeem the notes in whole at any time, or in part from time to time, at our option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed and (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rate plus a spread (as outlined in the respective indentures), plus, in each case, any accrued and unpaid interest on the principal amount being redeemed to the redemption date.
The 8.375% senior notes contain a similar provision that allows us to redeem those notes, in whole or in part from time to time, at our option, on or after October 15, 2014 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes in whole or in part from time to time, at our option, prior to October 15, 2014 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium (as specified in the supplemental indenture with respect to those notes), plus any accrued and unpaid interest.
The 7.875% senior notes contain a similar provision that allows us to redeem those notes, in whole or in part from time to time, at our option, on or after March 30, 2016 at stated redemption prices, plus any accrued and unpaid interest to the redemption date. In addition, we may redeem the notes in whole or in part from time to time, at our option, prior to March 30, 2016 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a premium (as specified in the supplemental indenture with respect to those notes), plus any accrued and unpaid interest.
Convertible Senior Notes
We have $400 million aggregate principal amount of 10% convertible senior notes due 2018 that are recorded on the consolidated balance sheets at $385 million as of December 31, 2012 and $383 million as of December 31, 2011, net of debt discount of $15 million and $17 million, respectively, as a result of an embedded derivative. The notes bear cash interest at the rate of 10% per year until maturity, redemption or conversion. The notes are initially convertible into 87.7193 shares of our common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of $11.40 per share, or a total of 35.1 million shares. The notes contain anti-dilution provisions that are customary for convertible notes issued in transactions similar to that in which the notes were issued. The notes mature on December 1, 2018 and are callable beginning December 1, 2013, after which we may elect to redeem all or part of the notes at stated redemption prices, plus accrued and unpaid interest.
Affiliates of Berkshire Hathaway, Inc., who own approximately 16% of our outstanding shares of common stock, hold $300 million of these notes which are reflected on our consolidated balance sheets, net of unamortized debt discount, at $289 million and $287 million as of December 31, 2012 and 2011, respectively. In each of the years ended December 31, 2012, 2011 and 2010, our consolidated statements of operations include $30 million of related interest expense. On our consolidated balance sheets as of December 31, 2012 and December 31, 2011, accrued interest, reflected in accrued expenses, includes $3 million related to this indebtedness.
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

The credit agreement contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of December 31, 2012, our fixed charge coverage ratio was 0.56-to-1. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $44 million under the credit facility. The credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions. The credit agreement limits our ability to pay a dividend or repurchase our stock unless specified borrowing availability and fixed charge coverage ratio tests are met, and it prohibits payment of a dividend if a default exists under the agreement.
Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of December 31, 2012, outstanding letters of credit and the current borrowing availability requirement of $44 million, borrowings available under the credit facility were approximately $157 million. As of December 31, 2012 and during the year then-ended, there were no borrowings under the facility. Had there been any borrowings as of that date, the applicable interest rate would have been 3.3%. Outstanding letters of credit totaled $89 million as of December 31, 2012.
CGC Credit Facility
In 2009, our Canadian subsidiary, CGC Inc., or CGC, entered into a credit agreement with The Toronto-Dominion Bank. The credit agreement was amended in November 2011 and amended further in February 2012. The amendments in February 2012 included an increase to the aggregate principal amount of borrowings available under the credit agreement and extended the term of the agreement. The amended credit agreement allows for revolving loans and letters of credit (up to Can. $3 million in aggregate) in an aggregate principal amount not to exceed Can. $40 million, up from Can. $30 million prior to the amendment. The credit agreement matures on June 30, 2015, unless terminated earlier in accordance with its terms. The credit agreement is available for the general corporate purposes of CGC, excluding hostile acquisitions. The credit agreement is secured by a general security interest in substantially all of CGC’s assets other than intellectual property. As of December 31, 2012 and during the year then ended, there were no borrowings outstanding under this credit agreement. Had there been any borrowings as of that date, the applicable interest rate would have been 4.0%. As of December 31, 2012, outstanding letters of credit totaled Can. $0.8 million. The U.S. dollar equivalent of borrowings available under this agreement as of December 31, 2012 was $40 million.
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
Ship Mortgage Facility
Our subsidiary, Gypsum Transportation Limited, or GTL, has a secured loan facility agreement with DVB Bank SE, as lender, agent and security trustee. Both advances provided for under the secured loan facility have been drawn, and the total outstanding loan balances under the facility were $29 million as of December 31, 2012 and $36 million as of December 31, 2011. Of the total amounts outstanding as of December 31, 2012 and December 31, 2011, $4 million and $7 million was classified as current portion of long-term debt on our consolidated balance sheets, respectively.
The loan balance under the secured loan facility bears interest at a floating rate based on LIBOR plus a margin of 1.65%. The interest rate was 2.25% as of December 31, 2012. Each advance is repayable in quarterly installments in amounts determined in accordance with the secured loan facility agreement, with the balance of each advance repayable eight years after the date it was advanced, or October 31, 2016 and May 22, 2017. The secured loan facility agreement contains affirmative and negative covenants affecting GTL and certain customary events of default. GTL has granted DVB Bank SE a security interest in the Gypsum Centennial and Gypsum Integrity ships and related insurance, contract, account and other rights as security for borrowings under the secured loan facility. USG Corporation has guaranteed the obligations of GTL under the secured loan facility and has agreed to maintain liquidity of at least $175 million.

Industrial Revenue Bonds
Our $239 million of industrial revenue bonds have fixed interest rates ranging from 5.5% to 6.4%. The weighted average rate of interest on our industrial revenue bonds is 5.875%. These bonds mature during the years 2028 through 2034.
OTHER INFORMATION
The fair value of our debt was $3.093 billion as of December 31, 2012 and $2.176 billion as of December 31, 2011 and was determined using the fair value hierarchy of inputs described in Note 1. The fair value was based on quoted market prices of our debt, where available, and as a result are classified as Level 1. Where quoted market prices were not available, the fair value was based on quoted market prices of instruments with similar terms and maturities or internal valuation models and as a result are classified as Level 2.
Interest accrued on our debt as of December 31, 2012 and December 31, 2011 was $47 million and $52 million, respectively.
As of December 31, 2012, we were in compliance with the covenants contained in our credit facilities.
As of December 31, 2012, the amounts of total debt outstanding maturing in each of the next five years and beyond were as follows:

(millions)	2013	2014	2015	2016	2017	After 2017
Debt maturities	$4	$63	$4	$508	$9	$1,739

7.	Derivative Instruments
COMMODITY DERIVATIVE INSTRUMENTS
As of December 31, 2012, we had swap and option contracts to hedge $49 million notional amounts of natural gas. All of these contracts mature by December 31, 2013. For contracts designated as cash flow hedges, the unrealized loss that remained in AOCI as of December 31, 2012 was $2 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in 2012. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a regular basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was $1 million as of December 31, 2012.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We had foreign exchange forward contracts to hedge changes in the value of an intercompany loan between certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these contracts was $32 million. We terminated these contracts in the fourth quarter 2012 and recognized an immaterial loss.
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $84 million as of December 31, 2012, and they mature by December 31, 2013. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in 2012. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $1 million unrealized gain as of December 31, 2012.
During the third quarter of 2012, we entered into foreign exchange forward contracts to hedge a portion of our net investment in one of our European subsidiaries. The notional amount of these contracts was $25 million and they matured on October 29, 2012. These forward contracts were designated as net investment hedges and no ineffectiveness was recorded in the fourth quarter. Gains and losses on derivatives designated as net investment hedges, to the extent they are effective as hedges, remain in AOCI until such point when the investment is either sold or liquidated. On December 27, 2012, we sold the subsidiary and, as a result, we reclassified the $1 million loss from AOCI to earnings as a reduction to the gain on the sale of the businesses. See Note 3 for further discussion on the sale.
COUNTERPARTY RISK
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of December 31, 2012, our derivatives were in a net asset position of $1 million. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts. Additionally, the derivatives are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As required by certain of our agreements, we had $1 million of collateral provided to our counterparties related to our derivatives. No additional collateral is required under these agreements. We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2012	2011	2010		2012	2011	2010
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(4)	$(3)	$(18)	Cost of products sold	$(10)	$(17)	$(20)
Foreign exchange contracts	(1)	2	(3)	Cost of products sold	2	(5)	—

Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	—	—	—	Gain on sale of discontinued operations	(1)	—	—
Total	$(5)	$(1)	$(21)		$(9)	$(22)	$(20)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2012	2011	2010
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$—	$(4)	$(4)
Foreign exchange contracts	Other (income) expense, net	—	—	(2)
Total		$—	$(4)	$(6)

As of December 31, 2012, we had no derivatives designated as net investment or fair value hedges.
The following are the fair values of derivative instruments on the consolidated balance sheets as of December 31, 2012 and 2011:

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/12	12/31/11		12/31/12	12/31/11
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$2	$8
Foreign exchange contracts	Other current assets	1	3	Accrued expenses	—	—
Total derivatives in hedging relationships		$2	$4		$2	$8

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		12/31/12	12/31/11		12/31/12	12/31/11
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$1	$—	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$1	$—		$—	$—

Total derivatives	Total assets	$3	$4	Total liabilities	$2	$8

8.	Fair Value Measurements
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
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
Cash equivalents	$284	$128	$46	$31	$—	$—	$330	$159
Marketable securities:
Corporate debt securities	—	—	82	174	—	—	82	174
U.S. government and agency debt securities	—	—	16	32	—	—	16	32
Non-U.S. government debt securities	—	—	1	—	—	—	1	—
Asset-backed debt securities	—	—	6	18	—	—	6	18
Certificates of deposit	—	—	16	35	—	—	16	35
Municipal debt securities	—	—	10	27	—	—	10	27
Derivative assets	—	—	3	4	—	—	3	4
Derivative liabilities	—	—	(2)	(8)	—	—	(2)	(8)
Certain assets and liabilities are measured at fair value on a nonrecurring basis rather than on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or when a new liability is being established that requires fair value measurement.
During the second quarter of 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3. As a result, as disclosed in Note 12, we recorded long-lived asset impairment charges of $1 million that are included in restructuring and long-lived asset impairment charges in the consolidated statements of operations for 2012.
During the third quarter of 2011, we decided that we would permanently close our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada. We measured the fair value of the Windsor real property, buildings, machinery and equipment as of September 30, 2011 by evaluating the current economic conditions for similar use assets using measurements classified as Level 3 and maximizing the use of available and reliable inputs observable in the marketplace. The fair value of the real property and buildings was estimated after considering a range of possible outcomes based on recent comparable sales and similar properties currently being marketed. Due to the lack of an established secondary market for the machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based upon a market approach considering comparable equipment adjusted for condition, age, functionality, obsolescence, marketability and location. As a result of our evaluation, long-lived Windsor assets with a carrying amount of $59 million were written down to their fair value of $6 million, resulting in a long-lived asset impairment charge of $53 million that was included in the consolidated statement of operations for 2011. During the fourth quarter of 2012, as a result of a change in estimate related to reclamation activities, we increased the related asset retirement obligation by $7 million with a corresponding increase to the long-lived Windsor assets. See Note 11. Consequently, we recorded a long-lived asset impairment charge of $7 million to impair the assets down to a fair value of $6 million.

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
In 2011, we amended our U.S. postretirement benefit plan to require retiree medical plan participants to begin purchasing individual coverage in the Affordable Insurance Exchanges or individual Medicare marketplace beginning January 1, 2015 using a company-funded subsidy. The subsidy will be determined based upon years of service at retirement and Medicare eligibility. The subsidy provided to retirees eligible for Medicare will end December 31, 2019. As a result of the amendment, the measurement of the accumulated postretirement benefit obligation, or APBO, as of December 31, 2011 includes a reduction of approximately $100 million. This amendment was accounted for as a credit to unrecognized prior service cost which will be amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.
In 2010, we converted our prescription drug program for retirees over the age of 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan, or EGWP. Beginning in 2012, we are using the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. When those costs are eliminated, the Part D subsidies will be shared with retirees to reduce retiree contributions. The amount of the subsidies shared with retirees will reflect the various subsidy levels of our plan (subsidies vary by years of service at retirement). We formally adopted this change effective with the December 31, 2010 measurement of our liability for retiree medical costs. As a result, in the fourth quarter of 2010, we reduced our APBO by approximately $47 million and unrecognized prior service cost by the same amount. The credit to unrecognized prior service cost is being amortized into the statement of operations over the average remaining service of active plan participants to retirement eligibility.
The components of net pension and postretirement benefit costs are summarized in the following table:

(millions)	2012	2011	2010
Pension Benefits:
Service cost of benefits earned	$32	$28	$27
Interest cost on projected benefit obligation	64	63	63
Expected return on plan assets	(70)	(65)	(66)
Settlement	—	2	—
Net amortization	34	24	17
Net pension cost	$60	$52	$41
Postretirement Benefits:
Service cost of benefits earned	$3	$6	$7
Interest cost on projected benefit obligation	8	14	17
Net amortization	(35)	(22)	(17)
Net postretirement (benefit) cost	$(24)	$(2)	$7
We use a December 31 measurement date for our plans. The accumulated benefit obligation, or ABO, for the defined benefit pension plans was $1.370 billion as of December 31, 2012 and $1.212 billion as of December 31, 2011.

	As of December 31,
(millions)	2012	2011
Selected information for pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(1,368)	$(1,210)
Fair value of plan assets	1,131	963
Selected information for pension plans with benefit obligations in excess of plan assets:
Benefit obligation	$(1,536)	$(1,332)
Fair value of plan assets	1,133	963
The following table summarizes projected benefit obligations, plan assets and funded status as of December 31:

	Pension		Postretirement
(millions)	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation as of January 1	$1,334	$1,180	$174	$286
Service cost	32	28	3	6
Interest cost	64	63	8	14
Curtailment/settlement	—	(4)	—	—
Participant contributions	9	9	8	8
Benefits paid	(75)	(79)	(22)	(22)
Medicare Part D subsidy receipts	—	—	—	1
Plan amendment	1	1	—	(100)
Actuarial loss (gain)	164	142	13	(18)
Foreign currency translation	7	(6)	2	(1)
Benefit obligation as of December 31	$1,536	$1,334	$186	$174
Change in Plan Assets:
Fair value as of January 1	$965	$1,022	$—	$—
Actual return on plan assets	162	(38)	—	—
Employer contributions	66	59	14	14
Participant contributions	9	9	8	8
Benefits paid	(75)	(79)	(22)	(22)
Curtailment/settlement	—	(4)	—	—
Foreign currency translation	6	(4)	—	—
Fair value as of December 31	$1,133	$965	$—	$—
Funded status	$(403)	$(369)	$(186)	$(174)
Components on the Consolidated Balance Sheets:
Current liabilities	$(2)	$(6)	$(14)	$(16)
Noncurrent liabilities	(401)	(363)	(172)	(158)
Net liability as of December 31	$(403)	$(369)	$(186)	$(174)
Pretax Components in AOCI:
Net actuarial loss	$563	$521	$37	$25
Prior service cost (credit)	1	1	(215)	(250)
Total as of December 31	$564	$522	$(178)	$(225)

The 2012 actuarial loss of $164 million is primarily due to reductions in the discount rates used to determine the benefit obligation. The weighted-average discount rate decreased from 4.95% at December 31, 2011 to 4.20% at December 31, 2012.
Similarly, the 2011 actuarial loss of $142 million was primarily due to reductions in discount rates. The weighted-average discount rate used to determine the benefit obligation decreased from 5.50% at December 31, 2010 to 4.95% at December 31, 2011.

For the defined benefit pension plans, we estimate that during the 2013 fiscal year we will amortize from AOCI into net pension cost a net actuarial loss of $43 million and prior service loss of $1 million. For the postretirement benefit plans, we estimate that during the 2013 fiscal year we will amortize from AOCI into net postretirement cost net actuarial loss of $2 million and a prior service credit of $36 million.
ASSUMPTIONS
The following tables reflect the assumptions used in the accounting for our plans:

	Pension		Postretirement
	2012	2011	2012	2011
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.20%	4.95%	3.95%	4.50%
Compensation increase rate *	3.40%	3.30%
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.95%	5.50%	4.50%	5.10%
Expected return on plan assets *	7.00%	7.00%
Compensation increase rate *	3.30%	3.00%
* Compensation increase rate and expected return on plan assets only applicable to our defined benefit pension plans.
For the measurement of the APBO at December 31, 2012 for our U.S. postretirement health care plan, the assumed health care cost trend rates start with a 7.10% increase in 2013 and a gradual decline in increases to 5.25% for 2016 and beyond. Effective January 1, 2011, we modified our U.S. postretirement health care plan to limit the increase in the annual amount we pay for retiree health care coverage for certain current and future retirees to 3% per year. Any additional increase will be the responsibility of plan participants. However, after January 1, 2015, due to the changes to the U.S. postretirement health care plan described above announced in 2011, we will no longer have a material exposure to health care cost inflation for that plan. For the measurement of the APBO at December 31, 2011, the assumed health care cost trend rates started with a 7.10% increase in 2012 and a gradual decline in increases to 5.25% for 2015 and beyond.
Assumed health care cost trend rates can have a significant effect on the amounts reported for retiree health care costs. The impact is mitigated by the 3% limit on the increase in our contributions for our U.S. postretirement health care plan effective January 1, 2011, and further mitigated by the announced changes to that plan beginning January 1, 2015.
For the measurement of the APBO at December 31, 2012 for our Canadian postretirement health care plan, the assumed health care cost trend rates start with a 8.75% increase in 2013 and a gradual decline in increases to 4% for 2032. For the measurement of the APBO at December 31, 2011, the assumed health care cost trend rates started with a 10% increase in 2012 and a gradual decline in increases to 4% for 2017 and beyond.
A one percentage point change in the assumed health care cost trend rates would have the following effects on our U.S. and Canadian plans:

(millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	14	(11)
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
Our investment strategy is to invest in a diversified mix of asset classes in accordance with an asset allocation that we believe is likely to achieve our long-term target return while prudently considering risk. This strategy recognizes that many investment professionals believe that certain asset classes, such as equities, may be expected to produce the greatest return in excess of inflation over time, but may also generate the greatest level of volatility. Conversely, many investment professionals believe that an asset class such as fixed income securities may be likely to be less volatile, but may also produce lower returns over time. In order to manage risk, the plans’ pension and investment committees periodically rebalance their asset allocations and monitor the investment performance of the individual investment managers compared to their benchmark returns and investment guidelines on an ongoing basis, in part through the use of quarterly investment portfolio reviews and compliance reporting by investment managers. The pension and investment committees also evaluate risk by periodically conducting asset/liability studies to assess the correlation of the plans’ assets and liabilities and the degree of risk in the target asset allocations. The plans limit the use of leverage to select investment strategies where leverage is typically employed, such as private equity and real estate. Certain investment managers utilize derivatives, such as swaps, bond futures, and options, as part of their investment strategies. This is done primarily to gain a desired market exposure or manage factors such as interest rate risk or duration of a bond portfolio. The following table shows the aggregate target asset allocation on a weighted average basis for all the plans and the acceptable ranges around the targets as of December 31, 2012.

	Investment Policy
	Target	Range
Asset Categories:
Equity	61%	56% - 66%
Fixed income	23%	18% - 28%
Limited partnerships	12%	8% - 16%
Real estate	4%	0% - 6%
Cash equivalents and short-term investments	—	0% - 4%
Total	100%
Equity investments are in institutional commingled/pooled equity funds, equity mutual funds and direct holdings of the common stock of U.S. and non-U.S. companies. Both the equity funds and direct holdings are invested in companies with a range of market capitalizations. This category also includes an investment in USG Corporation shares of common stock as described below. Fixed income securities include U.S. Treasury securities, non-U.S. government debt securities such as Canadian federal bonds, corporate bonds of companies from diversified industries and mortgage-backed securities. Limited partnerships include investments in funds that follow any of several different strategies, including investing in distressed debt, energy development, infrastructure and a multi-strategy hedge fund. These investments use strategies with returns normally expected to have a reduced correlation to the return of equities as compared to other asset classes and often provide a current income component that is a meaningful portion of the investment’s total return. Real estate is primarily investments in large core, private real estate funds that directly own a diverse portfolio of properties located in the United States.
During 2012, we made contributions to our pension plans that included 1,249,219 shares of our common stock, or the Contributed Shares. The Contributed Shares were contributed to the USG Corporation Retirement Plan Trust, or Trust, and were recorded on the consolidated balance sheet at the June 25, 2012 closing price of $16.48 per share, or approximately $20.6 million in the aggregate. The Contributed Shares are not reflected on the consolidated statement of cash flows because they were treated as a noncash financing activity. The Contributed Shares were valued for purposes of crediting the contribution to the Trust at a discounted value of $16.01 per share ($16.48 less a 2.8% discount), or approximately $20 million in the aggregate, by an independent appraiser retained by Evercore Trust Company, N.A., or Evercore, an independent fiduciary that has been appointed as investment manager with respect to the Contributed Shares. The Contributed Shares are registered for resale, and Evercore has authority to sell some or all of them, as well as other of our shares in the Trust, in its discretion as fiduciary. As of December 31, 2012, the Trust held 424,219 shares of our common stock with an aggregate fair value of $12 million based on a closing price of $28.07 per share on that date. During 2012, we also contributed $30 million in cash to the Trust and $9 million in cash to our pension plan in Canada.

Fair Values of Plan Assets:
Pension assets are classified based on the valuation methodologies and inputs used to determine the fair value as described in Note 1.
Level 1 investments include mutual funds, or direct investments in common stocks of U.S. and non-U.S. companies that trade on liquid exchanges. These investments are valued based on the closing price on these exchanges.
Level 2 investments include primarily fixed income securities such as corporate, or government debentures, mortgage- and asset-backed securities. They are valued using income and market approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type. Commingled funds not traded on an exchange, even though their underlying investments are common stocks traded on liquid exchanges, are also included in the Level 2 category. The net asset value of commingled funds investing in either stocks or fixed income securities is calculated by subtracting the value of any liabilities from the market value of all securities owned by a fund.
Level 3 investments include real estate, infrastructure, or direct energy investments as well as distressed securities or hedge funds. These are valued using income approach methodologies such as discounted cash flows, or market approach methodologies such as relative value (specific to equity securities), direct capitalization and comparable sales (specific to real estate investments). Some of the key inputs used to value these securities include discount rate, EBITDA multiple, yield-to-worst, yield-to-maturity, and cap rate (specific to real estate investments).
The fair values by hierarchy of inputs as of December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	2012	2011	2012	2011	2012	2011	2012	2011
Asset Categories:
Equity: (a)
Common and preferred stock	$273	$214	$—	$—	$—	$—	$273	$214
USG common stock	12	47	—	—	—	—	12	47
Commingled/pooled/mutual funds	112	94	324	253	—	—	436	347
Total equity	397	355	324	253	—	—	721	608
Fixed income: (b)
U.S. government and agency debt securities	—	—	20	7	—	—	20	7
Non-U.S. government and agency debt securities	—	—	15	14	—	—	15	14
Corporate debt securities	—	—	19	12	—	—	19	12
Mortgage-backed and asset-backed securities	—	—	—	1	—	—	—	1
Commingled/pooled funds	—	—	227	174	—	—	227	174
Other	—	—	—	—	1	1	1	1
Total fixed income	—	—	281	208	1	1	282	209
Limited partnerships (c)	—	—	—	—	45	88	45	88
Real estate funds (d)	—	—	—	—	36	33	36	33
Cash equivalents and short-term investments (e)	—	—	45	38	—	—	45	38
Total	$397	$355	$650	$499	$82	$122	$1,129	$976
Receivables							5	5
Accounts payable							(1)	(16)
Total							$1,133	$965

(a)
The majority of these funds are invested with investment managers that invest in common stocks of large capitalization U.S. companies. Approximately 83% of these investments are actively managed. USG common stock represents 424,219 and 4,658,254 shares of New York Stock Exchange listed common stock at December 31, 2012 and 2011, respectively. Certain investments in commingled/pooled equity funds have been classified as Level 2 in 2012 and 2011 because observable quoted prices for these institutional funds are not available.

(b)	Includes investments in individual fixed income securities and in institutional funds that invest in fixed income securities. For 2012 and 2011, these fixed income assets were classified as Level 2.

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
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2010 and December 31, 2012 is as follows:

(millions)	Fixed Income	Real Estate	Limited Partnerships	Total
Balance as of December 31, 2010	$1	$25	$102	$128
Realized gains (losses)	—	1	—	1
Unrealized gains (losses)	—	3	(4)	(1)
Purchases, sales and settlements:
Purchases	—	6	2	8
Sales	—	(2)	(12)	(14)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2011	$1	$33	$88	$122
Realized gains (losses)	—	1	10	11
Unrealized gains (losses)	—	1	(8)	(7)
Purchases, sales and settlements:
Purchases	—	1	3	4
Sales	—	—	(48)	(48)
Settlements	—	—	—	—
Net transfers into (out of) Level 3	—	—	—	—
Balance as of December 31, 2012	$1	$36	$45	$82
CASH FLOWS
For 2013, our defined benefit pension plans have no minimum funding requirements under the Employee Retirement Income Security Act of 1974. We are evaluating our level of funding for pension plans and currently estimate that we will contribute approximately $71 million to our pension plans in 2013. Our cash payments for postretirement plans are estimated to be $14 million in 2013.
Total benefit payments we expect to make to participants, which include payments funded from USG’s assets as well as payments from our pension plans, are as follows (in millions):

Years ended December 31	Pension Benefits	Postretirement Benefits
2013	$78	$14
2014	71	14
2015	80	11
2016	83	11
2017	89	12
2018 - 2022	547	56

Total charges for our defined contribution plans amounted to approximately $3 million in 2012, $3 million in 2011 and $6 million in 2010 and primarily consisted of contributions our U.S. plan, commonly known as a 401(k) plan. The plan provides participating employees the opportunity to invest 1% to 20% of their compensation on a pretax basis in any of nine investment options offered, subject to limitations on the amount that may be contributed by highly compensated employees. Participants earned a guaranteed company match of 10% on their contributions of up to 6% of their eligible compensation during 2012 and 2011. The guaranteed company match was 25% in 2010. Employees are fully vested in company matching contributions after three years of participation in the plan. USG’s contributions are charged to cost of products sold and selling and administrative expenses.

10.	Share-Based Compensation
We grant share-based compensation to eligible participants under our amended Long-Term Incentive Plan, or LTIP. The LTIP was approved by our Board of Directors and stockholders. As of December 31, 2012, a total of 12.7 million shares of common stock were authorized for grants under the LTIP, of which 3.2 million shares were reserved for future grants. The LTIP authorizes the Board, or the Board’s Compensation and Organization Committee, to provide equity-based compensation in the form of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, performance shares and units, and other cash and share-based awards for the purpose of providing our directors, officers and other employees incentives and rewards for performance. We may issue common shares upon option exercises and upon the vesting or grant of other awards under the LTIP from our authorized but unissued shares or from treasury shares.
Our expense for share-based arrangements was $17 million in 2012, $21 million in 2011 and $23 million in 2010 and is included in selling and administrative expense in our consolidated statement of operations. No income tax benefits were recognized for share-based arrangements in the consolidated statements of operations in 2012, 2011 and 2010. We recognize expense on all share-based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Accordingly, expense is generally reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
STOCK OPTIONS
We granted stock options in 2012, 2011 and 2010 at the closing price of USG common stock on the date of grant. The stock options generally become exercisable in four equal annual installments beginning one year from the date of grant, although they may become exercisable earlier in the event of death, disability, retirement or a change in control. The stock options generally expire ten years from the date of grant, or earlier in the event of death, disability or retirement.
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

Assumptions:	2012	2011	2010
Expected volatility	59.03%	55.88%	46.90%
Risk-free rate	1.24%	2.85%	2.97%
Expected term (in years)	6.26	6.25	6.25
Expected dividends	—	—	—

A summary of stock options outstanding as of December 31, 2012 and of stock option activity during the fiscal year then ended is presented below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2012	4,882	$24.81	6.72	$4
Granted	761	15.04
Exercised	(503)	7.55
Canceled	(30)	45.80
Forfeited	(47)	15.35
Outstanding at December 31, 2012	5,063	$25.02	6.18	$45
Exercisable at December 31, 2012	3,511	$29.77	6.11	$24
Vested or expected to vest at December 31, 2012	5,047	$25.05	7.09	$45
The weighted average grant date fair value was $8.39 for options granted during 2012, $10.60 for options granted during 2011 and $5.92 for options granted during 2010.
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. The total intrinsic value of stock options exercised was $7 million in 2012 and less than $1 million in each of 2011 and 2010 and cash received from the exercise of stock options was $4 million in 2012 and less than $1 million in each 2011 and 2010. As a result of the NOL we reported for federal tax purposes for 2012, 2011 and 2010, none of the tax benefit with respect to these exercises has been reflected in additional paid-in capital as of December 31, 2012. Included in our NOL carryforwards is $30 million for which a tax benefit of $11 million will be recorded in additional paid-in capital if the loss carryforward is utilized.
As of December 31, 2012, there was $3 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by stock options granted under the LTIP. We expect that cost to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested was $5 million during 2012, $14 million during 2011 and $9 million during 2010.
RESTRICTED STOCK UNITS
We granted RSUs during 2012, 2011 and 2010. RSUs generally vest in four equal annual installments beginning one year from the date of grant. RSUs granted as special retention awards generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing market price of our common stock on the date of grant.
In 2012, we granted RSUs with respect to 598,121 shares of common stock. Of this amount, 542,011 shares will generally vest in four equal annual installments beginning one year from the date of grant.
RSUs outstanding as of December 31, 2012 and RSU activity during 2012 were as follows:

	Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,606	$14.81
Granted	598	15.49
Vested	(868)	15.40
Forfeited	(87)	14.59
Nonvested at December 31, 2012	1,249	14.74
As of December 31, 2012, there was $7 million of total unrecognized compensation cost related to nonvested share-based compensation awards represented by RSUs granted under the LTIP. We expect that cost to be recognized over a weighted average period of 2.5 years. The total fair value of RSUs that vested was $13 million during 2012, $5 million during 2011 and $8 million during 2010.

PERFORMANCE SHARES
We granted performance shares during 2012, 2011 and 2010. The performance shares generally vest after a period of three years based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change in control, and pro-rated awards earned will be paid at the end of the three-year period. Each performance share earned will be settled in a share of our common stock.
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

Assumptions:	2012	2011	2010
Expected volatility	67.63%	77.84%	73.34%
Risk-free rate	0.36%	1.20%	1.24%
Expected term (in years)	2.89	2.89	2.89
Expected dividends	—	—	—
Nonvested performance shares outstanding as of December 31, 2012 and performance share activity during 2012 were as follows:

	Weighted Number of Shares (000)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	440	$19.32
Granted	225	22.96
Vested	(261)	15.59
Forfeited	(44)	22.58
Nonvested at December 31, 2012	360	25.29
With respect to the 329,411 performance shares granted in 2010, for which the three-year performance period ended December 31, 2012, 260,784 performance shares vested for approximately 420,000 common shares because more than the threshold level of total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, as adjusted, for the performance period was attained. The remaining performance shares granted in 2010 were previously forfeited.
Total unrecognized compensation cost related to nonvested share-based compensation awards represented by performance shares granted under the LTIP was $4 million as of December 31, 2012. We expect that cost to be recognized over a weighted average period of 1.7 years.
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
The number of deferred stock units held by non-employee directors was approximately 172,124 as of December 31, 2012, 163,627 as of December 31, 2011 and 107,239 as of December 31, 2010. We recorded expenses related to these deferred stock units of $3 million in 2012, zero in 2011 and $1 million in 2009.

11.	Supplemental Balance Sheet Information
INVENTORIES
Inventories as of December 31 consisted of the following:

(millions)	2012	2011
Finished goods and work in progress	$245	$230
Raw materials	59	62
Total	$304	$292
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31 consisted of the following:

(millions)	2012	2011
Land and mineral deposits	$151	$118
Buildings and improvements	1,132	1,099
Machinery and equipment	2,555	2,489
	3,838	3,706
Reserves for depreciation and depletion	(1,738)	(1,602)
Total	$2,100	$2,104
Annual depreciation and depletion expense	$136	$143
ACCRUED EXPENSES
Accrued expenses as of December 31 consisted of the following:

(millions)	2012	2011
Self-insurance reserves	$25	$49
Employee compensation	71	38
Interest	47	52
Restructuring	8	13
Derivatives	2	8
Pension and other postretirement benefits	16	22
Environmental	14	14
Other	54	62
Total	$237	$258
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss), or AOCI, are summarized in the following table:

(millions)	Derivatives	Pension and Other Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance as of December 31, 2009	$1	$(110)	$29	$(80)

Other comprehensive income (loss), net of tax	7	4	19	30
Balance as of December 31, 2010	$8	$(106)	$48	$(50)

Other comprehensive income (loss), net of tax	20	(115)	(29)	(124)
Balance as of December 31, 2011	$28	$(221)	$19	$(174)

Other comprehensive income (loss), net of tax	4	(82)	19	(59)
Balance as of December 31, 2012	$32	$(303)	$38	$(233)

We estimate that we will reclassify a net $1 million after-tax loss on derivatives from AOCI to earnings within the next 12 months.

ASSET RETIREMENT OBLIGATIONS
Changes in our liability for asset retirement obligations during 2012 and 2011 consisted of the following:

(millions)	2012	2011
Balance as of January 1	$114	$103
Accretion expense	10	7
Liabilities incurred	3	1
Changes in estimated cash flows (a)	17	6
Liabilities settled	(1)	(1)
Asset retirements	(4)	(1)
Foreign currency translation	—	(1)
Balance as of December 31	$139	$114
(a) Changes in estimated cash flows for the year ended December 31, 2012 include $7 million resulting from a change in estimate related to reclamation activities for our gypsum quarry and ship loading facility in Windsor, Nova Scotia, Canada which we permanently closed during the third quarter of 2011.
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

12.	Restructuring and Long-Lived Asset Impairment Charges
As part of our continuing efforts to adapt our operations to market conditions, we implemented restructuring activities in 2012, 2011 and 2010 that resulted in the following restructuring and long-lived asset impairment charges:

(millions)	2012	2011	2010
Long-lived asset impairment charges related to:
Permanently closed gypsum quarry and ship loading facility *	$7	$53	$—
Permanently closed production facilities	—	—	30
Temporarily idled production facilities	—	—	28
Other	1	—	—
Total long-lived asset impairment charges	8	53	58
Asset impairment charges related to receivables and inventory	—	2	6
Severance	6	7	22
Lease obligations	—	4	11
Other exit costs	4	9	13
Total	$18	$75	$110

*
The 2011 charges include $42 million related to the write-down of the carrying values of long-lived assets at this facility and $11 million related to the acceleration of the facility’s asset retirement obligation. During the fourth quarter of 2012, as a result of a change in estimate related to reclamation activities, we increased the related asset retirement obligation by $7 million with a corresponding increase to the long-lived assets at this facility. Consequently, we recorded a long-lived asset impairment charge of $7 million to write the assets back down to their fair value of $6 million. See Note 11.

2012
Total charges of $18 million primarily related to the Windsor, Nova Scotia, Canada facility, as described above, and salaried workforce reductions. As a result of these actions, the number of salaried employees terminated was approximately 90 and the number of hourly employees terminated was approximately 40. On a segment basis, $15 million of the charges related to North American Gypsum, $1 million to Worldwide Ceilings and $2 million to Corporate.

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
2010
Total charges of $110 million primarily related to the temporary idling or permanent closure of production facilities, the temporary idling of two gypsum quarries and the Windsor ship loading facility, the closure of five distribution branches and a salaried workforce reduction. As a result of these actions, the number of salaried employees terminated and open salaried positions eliminated was approximately 230 and the number of hourly employees terminated and open hourly positions eliminated was approximately 420. On a segment basis, $93 million of the total amount related to North American Gypsum, $1 million to Worldwide Ceilings, $15 million to Building Products Distribution and $1 million to Corporate.
Restructuring Reserve
A restructuring reserve of $20 million was included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2012. We expect future payments to be approximately $8 million in 2013, $5 million in 2014 and $7 million after 2014. On a segment basis, $3 million of all expected future payments relate to North American Gypsum, $14 million to Building Products Distribution and $3 million to Corporate. All restructuring-related payments were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand.
The restructuring reserve, and long-lived asset impairment charges, for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Balance as of January 1	Annual Activity			Balance as of December 31
(millions)		Charges	Cash Payments	Asset Impairment
2012 Activity:
Severance	$4	$6	$(5)	$—	$5
Lease obligations	21	—	(6)	—	15
Asset impairments	—	8	—	(8)	—
Other exit costs	9	4	(13)	—	—
Total	$34	$18	$(24)	$(8)	$20
2011 Activity:
Severance	$11	$7	$(14)	$—	$4
Lease obligations	29	4	(12)	—	21
Asset impairments	—	55	—	(55)	—
Other exit costs	9	9	(9)	—	9
Total	$49	$75	$(35)	$(55)	$34
2010 Activity:
Severance	$4	$22	$(15)	$—	$11
Lease obligations	34	11	(16)	—	29
Asset impairments	—	64	—	(64)	—
Other exit costs	2	13	(6)	—	9
Total	$40	$110	$(37)	$(64)	$49

13.	Segments

REPORTABLE SEGMENTS

	For the year ended December 31,
(millions)	2012	2011	2010
Net Sales:
North American Gypsum	$1,963	$1,695	$1,658
Worldwide Ceilings	600	583	555
Building Products Distribution	1,145	1,060	1,061
Eliminations	(484)	(428)	(440)
Total	$3,224	$2,910	$2,834

Operating Profit (Loss):
North American Gypsum	$115	$(136)	$(165)
Worldwide Ceilings	83	82	66
Building Products Distribution	(33)	(68)	(97)
Corporate	(83)	(80)	(69)
Eliminations	(9)	(4)	(3)
Total	$73	$(206)	$(268)

Depreciation, Depletion and Amortization:
North American Gypsum	$113	$120	$133
Worldwide Ceilings	15	15	16
Building Products Distribution	12	12	12
Corporate	16	17	15
Total	$156	$164	$176

Capital Expenditures:
North American Gypsum	$50	$45	$30
Worldwide Ceilings	14	5	5
Building Products Distribution	5	3	2
Corporate	1	1	1
Total	$70	$54	$38

Assets:	December 31, 2012	December 31, 2011	December 31, 2010
North American Gypsum	$2,926	$2,946	$2,375
Worldwide Ceilings	389	347	354
Building Products Distribution	369	366	356
Corporate	105	73	1,002
Assets related to discontinued operations	—	35	41
Eliminations	(66)	(48)	(41)
Total	$3,723	$3,719	$4,087

GEOGRAPHIC INFORMATION

	For the year ended December 31,
(millions)	2012	2011	2010
Net Sales:
United States	$2,702	$2,437	$2,396
Canada	408	383	362
Other Foreign	288	246	241
Geographic transfers	(174)	(156)	(165)
Total	$3,224	$2,910	$2,834

		December 31, 2012	December 31, 2011
Long-Lived Assets:
United States		$1,887	$1,948
Canada		170	150
Other Foreign		276	235
Total		$2,333	$2,333
OTHER SEGMENT INFORMATION
Segment operating profit (loss) includes all costs and expenses directly related to the segment involved and an allocation of expenses that benefit more than one segment.
Restructuring and long-lived asset impairment charges by segment were as follows:

(millions)	2012	2011	2010
North American Gypsum	$15	$67	$93
Worldwide Ceilings	1	—	1
Building Products Distribution	—	7	15
Corporate	2	1	1
Total	$18	$75	$110
See Note 12 for additional information regarding restructuring and long-lived asset impairment charges.
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
On a worldwide basis, The Home Depot, Inc. accounted for approximately 15% of our consolidated net sales in each of 2012, 2011 and 2010. All three reportable segments had net sales to The Home Depot, Inc. in each of those years.

14.	Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

(millions)	2012	2011	2010
U.S.	$(198)	$(367)	$(453)
Foreign	28	(43)	6
Total	$(170)	$(410)	$(447)
Income tax (benefit) expense on continuing operations consisted of the following:

(millions)	2012	2011	2010
Current:
Federal	$—	$(5)	$—
Foreign	8	1	3
State	—	—	1
	8	(4)	4
Deferred:
Federal	3	—	(37)
Foreign	1	(11)	—
State	—	1	(4)
	4	(10)	(41)
Total (a)	$12	$(14)	$(37)

(a)	Income tax (benefit) expense on continuing operations includes noncash deferred tax asset valuation allowances of $76 million in 2012, $149 million in 2011 and $179 million in 2010.
For our continuing operations, differences between actual provisions for income taxes and provisions for income taxes at the U.S. federal statutory rate (35%) were as follows:

(millions)	2012	2011	2010
Taxes on income (loss) from continuing operations at U.S. federal statutory rate	$(60)	$(143)	$(156)
Foreign earnings subject to different tax rates	(5)	5	—
State income tax, net of federal benefit	(6)	(18)	(24)
Change in valuation allowance	76	149	179
Change in unrecognized tax benefits	—	(7)	(2)
Tax benefit resulting from other comprehensive income allocation	—	—	(37)
Other, net	7	—	1
Provision for income tax (benefit) expense	$12	$(14)	$(37)
Effective income tax rate	(7.1)%	3.4%	8.3%

Significant components of deferred tax assets and liabilities as of December 31 were as follows:

(millions)	2012	2011
Deferred Tax Assets:
Net operating loss and tax credit carryforwards	$1,066	$990
Pension and postretirement benefits	226	206
Goodwill and other intangible assets	36	41
Reserves not deductible until paid	33	41
Self insurance	12	11
Capitalized interest	13	15
Derivative instruments	—	3
Inventories	8	8
Share-based compensation	32	29
Deferred tax assets before valuation allowance	1,426	1,344
Valuation allowance	(1,125)	(1,042)
Total deferred tax assets	$301	$302
Deferred Tax Liabilities:
Property, plant and equipment	285	287
Other	3	5
Total deferred tax liabilities	288	292
Net deferred tax (liabilities) assets	$13	$10
We have established a valuation allowance in the amount of $1.125 billion consisting of $831 million for federal deferred tax assets, $290 million for state deferred tax assets and $4 million for foreign deferred tax assets.
We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. A history of cumulative losses for a certain threshold period is a significant form of negative evidence used in our assessment. Consistent with practices in the home building and related industries, we have a policy of four years as our threshold period for cumulative losses. If a cumulative loss threshold is met, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.
As of December 31, 2012, we had federal NOL carryforwards of approximately $2.051 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal alternative minimum tax credit carryforwards of approximately $49 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize the U.S. federal net deferred tax assets, taxable income of approximately $2.189 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of December 31, 2012, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $290 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2032. To the extent that we do not generate sufficient state taxable income within the statutory carryforward periods to utilize the NOL and tax credit carryforwards in these states, they will expire unused.
We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million and $4 million as of December 31, 2012 and 2011, respectively, against a portion of which we have historically maintained a valuation allowance.
During periods prior to 2012, we established a valuation allowance against our deferred tax assets totaling $1.042 billion. Based upon an evaluation of all available evidence and our losses during 2012, we recorded an increase in the valuation allowance against our deferred tax assets of $76 million. Our cumulative loss position over the last four years was significant evidence supporting the recording of the additional valuation allowance. In addition to being impacted by the $76 million increase, the valuation allowance was also impacted by other discrete adjustments that increased the valuation allowance by $7 million. As a result, the net increase in the valuation allowance was $83 million in 2012, increasing our deferred tax assets valuation allowance to $1.125 billion as of December 31, 2012. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax assets were $13 million as of December 31, 2012 and $10 million as of December 31, 2011.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.87% for December 2012. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of December 31, 2012, our annual U.S. federal NOL utilization would have been limited to approximately $86.9 million per year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)	2012	2011	2010
Balance as of January 1	$12	$34	$35
Tax positions related to the current period:
Gross increase	2	—	—
Gross decrease	—	—	—
Tax positions related to prior periods:
Gross increase	5	2	1
Gross decrease	—	(20)	(1)
Settlements	(3)	(3)	—
Lapse of statutes of limitations	—	(1)	(1)
Balance as of December 31	$16	$12	$34
We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income taxes (benefit). As of December 31, 2012, the total amounts of interest expense and penalties recognized on our consolidated balance sheet were $2 million and $1 million, respectively. The total amounts of interest and penalties recognized in our consolidated statements of operations were $1 million for 2012, $(1) million for 2011 and $0 million for 2010. The total amounts of unrecognized tax benefit that, if recognized, would affect our effective tax rate were $7 million for 2012, $8 million for 2011 and $16 million for 2010.
Our federal income tax returns for 2009 and prior years have been examined by the Internal Revenue Service. The U.S. federal statute of limitations remains open for the year 2005 and later years. We are under examination in various U.S. state and foreign jurisdictions. It is possible that these examinations may be resolved within the next 12 months. Due to the potential for resolution of the examinations and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefit may change within the next 12 months by a range of $0 million to $4 million. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.
We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, during the fourth quarter of 2010, we recorded an $18 million noncash income tax benefit on the loss from continuing operations for 2010. This benefit was offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on our statement of operations, the income tax expense on other comprehensive income is recorded directly to AOCI, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our year-end net deferred tax position is not impacted by this tax allocation. A similar noncash income tax benefit of $19 million was recorded during the first quarter of 2010 relating to the fourth quarter of 2009.
We do not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. The cumulative amount of such undistributed earnings totaled approximately $637 million as of December 31, 2012. These earnings would become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. The estimate of the amount of the deferred tax liability on such earnings is $26 million, consisting of foreign withholding taxes.

15.	Earnings (Loss) Per Share
The reconciliation of basic loss per share to diluted loss per share is shown in the following table:

(millions, except per-share data)	2012	2011	2010
Loss from continuing operations attributable to USG	$(183)	$(396)	$(410)
Income from discontinued operations	2	6	5
Gain on sale of discontinued operations	55	—	—
Net loss attributable to USG	$(126)	$(390)	$(405)

Average common shares	106.4	103.9	100.5
Average diluted common shares	106.4	103.9	100.5

Basic earnings (loss) per average common share:
Loss from continuing operations	$(1.72)	$(3.81)	$(4.08)
Income from discontinued operations	0.53	0.05	0.05
Net loss	$(1.19)	$(3.76)	$(4.03)

Diluted earnings (loss) per average common share:
Loss from continuing operations	$(1.72)	$(3.81)	$(4.08)
Income from discontinued operations	0.53	0.05	0.05
Net loss	$(1.19)	$(3.76)	$(4.03)

The diluted losses per share in 2012, 2011 and 2010 were computed using the weighted average number of common shares outstanding during the year. The approximately 35.1 million shares issuable upon conversion of our $400 million of 10% convertible senior notes, which we issued in 2008 at the initial conversion price of $11.40 per share, were not included in the computation of the diluted loss per share for 2012, 2011 and 2010 because their inclusion was anti-dilutive.
Stock options, RSUs and performance shares not included in the computation of diluted losses per share for those periods because their inclusion was anti-dilutive were as follows:

(millions, common shares)	2012	2011	2010
Stock options, RSUs and performance shares	7.9	6.9	6.7

16.	Oman Investment
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
The second phase of the partnership is a 50/50 manufacturing venture with Zawawi Minerals LLC to build and operate a low cost wallboard plant in Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. The target for commencement of wallboard production operations is the first half of 2014.
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. The mining rights will be depleted based upon tonnage mined relative to the total probable capacity in the quarry, and are presented within total property, plant and equipment in our consolidated balance sheet.
We determined that both entities are variable interest entities (VIEs). We believe that we direct the activities that most significantly impact the VIEs through our appointment of the general manager, who oversees both ventures and whose responsibilities include developing infrastructure, operating the quarry and directing the entity's product development and pricing strategies.  As such, we consolidate the VIEs and, in June 2012, in conjunction with the acquisition of the mining rights, we established a 45% noncontrolling interest of $13 million within stockholders' equity based upon the fair value of the mining rights, with a corresponding increase to the mining rights. There was no gain or loss recognized upon the initial consolidation of the mining VIE.
During the third quarter of 2012, our venture partner Zawawi Group provided a loan of $2 million to Zawawi Gypsum, LLC, which is included in other liabilities in our accompanying consolidated balance sheet as of December 31, 2012. At the same time, we also provided a loan of $2 million to Zawawi Gypsum, LLC. This loan is not reflected on our accompanying consolidated balance sheet because it is eliminated in consolidation.
During the fourth quarter of 2012, in conjunction with the second phase of this partnership, our venture partner Zawawi Group provided a loan of $2 million to USG-Zawawi Drywall, LLC, which is also included in other liabilities in our accompanying consolidated balance sheet as of December 31, 2012. At the same time, we provided a loan of $2 million to USG-Zawawi Drywall, LLC. This loan is not reflected on our accompanying consolidated balance sheet because it is eliminated in consolidation.
In January of 2013, under our strategic partnership agreement, we paid an additional $17 million to obtain additional mining rights.

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
The rights issued pursuant to the stockholder rights plan will expire on January 2, 2017. However, our Board of Directors has the power to accelerate or extend the expiration date of the rights. In addition, a Board committee composed solely of independent directors will review the rights plan at least once every three years to determine whether to modify the plan in light of all relevant factors. Such a review was conducted in November 2012, and no modification of the plan was adopted. The next review is required by the end of 2015.

18.	Lease Commitments
We lease some of our offices, buildings, machinery and equipment, and autos under noncancelable operating leases. These leases have various terms and renewal options. Lease expense amounted to $73 million in 2012, $79 million in 2011 and $87 million in 2010. Future minimum lease payments required under operating leases with initial or remaining noncancelable terms in excess of one year as of December 31, 2012 were as follows:

(millions)	2013	2014	2015	2016	2017	After 2017
Future minimum lease payments	59	50	37	26	21	57

19.	Litigation

CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers, including Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, and was sold or used by hundreds of distributors, contractors, and homebuilders. Knauf Tianjin is an affiliate or indirect subsidiary of Knauf Gips KG, a multinational manufacturer of building materials headquartered in Germany.  Affiliates of Knauf are the beneficial owners of approximately 14% of USG's outstanding shares of common stock. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions. The plaintiffs seek damages for repair of their property and for alleged bodily injury. Most of the lawsuits against L&W Supply are part of the consolidated multi-district litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana. The focus of the litigation has been on plaintiffs’ property damage claims and not their alleged bodily injury claims.
Of the claims made to date, we have identified approximately 290 homes where we have confirmed that L&W Supply delivered, or could have delivered, Knauf Tianjin wallboard to the home. We have resolved the claims relating to approximately 270 of those homes as indicated below.
We have an agreement with Knauf that effectively caps our responsibility for property damage claims relating to Knauf Tianjin wallboard at a fixed amount per square foot for the property at issue. We also entered into a homeowner class settlement resolving claims of all homeowners who filed lawsuits alleging damages from Knauf Tianjin wallboard. The class settlement, which has been approved by the court and is now effective, resolves both property damage and bodily injury claims, for the same fixed amount per square foot set forth in our agreement with Knauf. For all claims against us relating to Knauf Tianjin wallboard that are not resolved by the class settlement, including claims of homeowners who do not participate in the class settlement, our settlement with Knauf caps our responsibility for Knauf Tianjin property damage claims.
Although the vast majority of Chinese drywall claims against us relates to Knauf Tianjin board, a small percentage of claims made against L&W Supply Corporation relates to Chinese-made wallboard that was not manufactured by Knauf, but which is alleged to have odor and corrosion problems. Those claims are not encompassed within our settlement with Knauf or the recent homeowner class settlement.
As of December 31, 2012, we have an accrual of $8 million for our estimated cost of resolving all the Chinese wallboard property damage claims pending against L&W Supply and estimated to be asserted in the future, and, based on the terms of our settlement with Knauf, we have recorded a related receivable of $3 million. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Our estimated liability is based on the information available to us regarding the number and type of pending claims, estimates of likely future claims, and the estimated costs of resolving those claims. Our estimated liability could be higher if the number or the cost of resolving Chinese wallboard claims other than Knauf Tianjin claims significantly exceeds our estimates. Considering all factors known to date, we believe that these claims and other similar claims that might be asserted will not have a material effect on our results of operations, financial position or cash flows.
WALLBOARD PRICING CLASS ACTION LAWSUITS
Beginning December 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States. The lawsuits also name as defendants all seven of the other U.S. wallboard manufacturers. The lawsuits, which are identical except for the named plaintiff, were filed in federal district court for the Eastern District of Pennsylvania. The lawsuits claim that the alleged conspiracy began with some manufacturers informing their customers in the fall 2011 that wallboard prices would be increased effective January 2012 and that job quotes would be eliminated. Each plaintiff purports to bring its claims on behalf of a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of the alleged class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. Additional similar lawsuits were filed in federal district court for the Northern District of Illinois and in federal district court for the Western District of North Carolina.  In addition to these lawsuits, other similar lawsuits were filed claiming that the alleged conspiracy began in 2008 and seeking to certify a class of direct purchasers who bought gypsum wallboard from January 1, 2008 to the present.  These lawsuits were filed in the federal district court for the Western District of North Carolina. Some of these wallboard pricing lawsuits also name L&W Supply Corporation as a defendant. In addition, similar lawsuits were filed on behalf of indirect purchasers of gypsum wallboard, i.e., those who purchased the wallboard for end use and not for resale, at any time from January 1, 2012 to the present. These lawsuits were filed in the federal district court for the Eastern District of Pennsylvania. All of these wallboard pricing class action lawsuits were only recently filed and are not specific in the amount of damages claimed. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position, or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of December 31, 2012, we have an accrual of $14 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.
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

20.	Quarterly Financial Data (unaudited)

	Quarter (a)
(millions, except share data)	First	Second	Third	Fourth
2012
Net sales	$783	$798	$828	$815
Gross profit	102	102	106	85
Operating profit (loss)	24	28	29	(8)	(c)
Loss from continuing operations	(29)	(59)	(30)	(64)	(c)
Income (loss) from discontinued operations, net of tax	2	2	1	(3)
Gain on sale of discontinued operations, net of tax	—	—	—	55
Net loss attributable to USG	(27)	(57)	(29)	(13)	(c)
Loss from continuing operations per common share:
Basic (b)	(0.28)	(0.55)	(0.29)	(0.59)
Diluted (b)	(0.28)	(0.55)	(0.29)	(0.59)
2011
Net sales	$688	$733	$763	$726
Gross profit	28	46	46	38
Operating loss	(61)	(23)	(79)	(43)	(d)
Loss from continuing operations	(107)	(72)	(117)	(100)	(d)
Income from discontinued operations, net of tax	2	2	2	—
Net loss attributable to USG	(105)	(70)	(115)	(100)	(d)
Loss from continuing operations per common share:
Basic (b)	(1.03)	(0.70)	(1.11)	(0.95)
Diluted (b)	(1.03)	(0.70)	(1.11)	(0.95)

(a)
Amounts reflected above have been adjusted to reflect our European businesses, which were sold on December 27, 2012, as discontinued operations. See Note 3 for further discussion of our discontinued operations.

(b)	The sum of the four quarters is not necessarily the same as the total for the year.

(c)
Operating loss, loss from continuing operations and net loss attributable to USG for the fourth quarter of 2012 included restructuring and long-lived asset impairment charges of $13 million pretax ($11 million after-tax).

(d)
Operating loss, loss from continuing operations and net loss attributable to USG for the fourth quarter of 2011 included restructuring and long-lived asset impairment charges of $5 million pretax ($4 million after-tax).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the accompanying consolidated balance sheets of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement Schedule II-Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USG Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2013

USG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(millions)	Beginning Balance	Additions (a)	Deductions (b)	Ending Balance
Year ended December 31, 2012:
Doubtful accounts	$15	$7	$(8)	$14
Cash discounts	2	38	(38)	2
Income tax valuation allowance	1,042	83	—	1,125
Year ended December 31, 2011:
Doubtful accounts	14	9	(8)	15
Cash discounts	2	33	(33)	2
Income tax valuation allowance	884	158	—	1,042
Year ended December 31, 2010:
Doubtful accounts	13	8	(7)	14
Cash discounts	2	25	(25)	2
Income tax valuation allowance	772	179	(67)	884

(a)	Reflects provisions charged to earnings

(b)	Reflects receivables written off as related to doubtful accounts, discounts allowed as related to cash discounts and reductions in the income tax valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.
February 15, 2013

(b)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of USG Corporation:
We have audited the internal control over financial reporting of USG Corporation and subsidiaries (the “Corporation”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Corporation and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 15, 2013

(c)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
ANNUAL MANAGEMENT INCENTIVE PROGRAM
On February 13, 2013, our Board of Directors approved our 2013 Annual Management Incentive Program. Under the program, 50% of the par incentive award for each of our named executive officers is based on a formula related to adjusted consolidated net earnings and 50% is based on specified operating and financial targets. The Board of Directors also approved the following operating and financial targets for our named executive officers under the 2013 Annual Management Incentive Program: U.S. operations adjusted operating profit, L&W Supply adjusted operating profit (loss), International adjusted operating profit, new product growth and United States wallboard spread. Each named executive officer has been assigned two to five of these targets, as applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant (as of February 15, 2013):

Name	Age	Present Position and Business Experience During the Last Five Years
James S. Metcalf	55	Chairman of the Board of Directors since December 2011.
		President and Chief Executive Officer since January 2011.
		President and Chief Operating Officer prior thereto.

Stanley L. Ferguson	60	Executive Vice President, General Counsel and Secretary since January 2013. Executive Vice President and General Counsel prior thereto.

Christopher R. Griffin	50	Executive Vice President – Operations since September 2010.
		Senior Vice President, President, USG International and President, CGC Inc., to September 2010. Vice President to February 2010. President, CGC Inc., to January 2008.

Matthew F. Hilzinger	49	Executive Vice President since April 2012 and Chief Financial Officer since May 2012.
		Executive Vice President and Chief Integration Officer, Exelon Corporation, in March 2012.
		Senior Vice President and Chief Financial Officer, Exelon Corporation, to March 2012.
		Senior Vice President and Corporate Controller, Exelon Corporation, to January 2008.

Brian J. Cook	55	Senior Vice President, Human Resources.

Dominic A. Dannessa	56	Senior Vice President and Chief Technology Officer since February 2010.
		Vice President and Chief Technology Officer to February 2010.
		Vice President, Supply Chain, Information Technology and Corporate Efficiency Initiatives to July 2008. Vice President; Executive Vice President, Manufacturing, USG Building Systems, to January 2008.

Brendan J. Deely	47	Senior Vice President since February 2010 and President and Chief Executive Officer, L&W Supply Corporation, since May 2007. Vice President to February 2010.

D. Rick Lowes	58
Senior Vice President, Business Development and Operational Services since September 2010. Senior Vice President, Finance to September 2010. Senior Vice President and Controller to March 2010. Vice President and Controller prior thereto.

Mary A. Martin	57	Vice President and Associate General Counsel since July 2009.
		Associate General Counsel prior thereto.

Jeffrey P. Rodewald	58	Vice President, Compensation, Benefits and Corporate Services since May 2012.
		Vice President, Employee Benefits, Safety and Corporate Services to May 2012.
		Senior Director, Employee Benefits, Safety and Corporate Services to July 2009.

Jennifer F. Scanlon	46	Vice President and President, International, since September 2010.
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
Other information required by this Item 10 is included under the headings “Director Nominees and Directors Continuing in Office,” “Committees of the Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2013, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the heading “Compensation of Executive Officers and Directors” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2013, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about our common stock that may be issued upon exercise of options under our Long-Term Incentive Plan, which was approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	3,497,059	$29.71	3,186,496
Equity compensation plans not approved by stockholders	—	—	—
Total	3,497,059	$29.71	3,186,496
Other information required by this Item 12 is included under the headings “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2013, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2013, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the heading “Independent Registered Public Accounting Firm Fees and Services” in the definitive Proxy Statement for our annual meeting of stockholders scheduled to be held on May 8, 2013, which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2. See Part II, Item 8, Financial Statements and Supplementary Data, for an index of our consolidated financial statements and supplementary data schedule.

(a)	3. Exhibits

Exhibit Number	Exhibit

Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006)

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

4.7
Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8
Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.9
Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.10
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.11
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 (incorporated by reference to Exhibit 4.11 to USG Corporation's Annual Report on Form 10-K dated February 14, 2012, or the 2011 10-K)

4.12
Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.13
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 (incorporated by reference to Exhibit 4.13 to the 2011 10-K)

4.14
Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated April 12, 2012)

4.15
Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated June 26, 2012)

USG Corporation and certain of its consolidated subsidiaries are parties to other long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of USG Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, USG Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

10.6
Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K dated March 26, 2012, or the March 2012 8-K) *

10.7	Change in Control Severance Agreement, dated as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to the March 2012 8-K) *

10.8
USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.9
Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.10
Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.11	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.12
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.13
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) (incorporated by reference to Exhibit 10.11 to the 2011 10-K) *

10.14	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.15
Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010, or the December 2010 8-K)

10.16
Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the December 2010 8-K)

10.17
Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.18
Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.19
Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.20
Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to the 2011 10-K)

10.21	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.17 to the 2010 10-K) *

10.22	2012 Annual Management Incentive Program of USG Corporation (Executive Officers Only (incorporated by reference to Exhibit 10.20 to the 2011 10-K) *

10.23	2013 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.24	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.25	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.26
USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.28	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.29	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.33	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.34	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.35	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.36	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.37	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.38	Form of Amended and Restated Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to the 2011 10-K) *

10.39
Form of USG Corporation Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q dated October 26, 2012, or the third quarter 2012 10-Q) *

10.40	Form of USG Corporation Market Share Units Agreement * **

10.41	Form of USG Corporation Performance Shares Agreement * **

10.42	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.43	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.44
Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.45	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.46
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.47
Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.48
Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.49	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.50	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.51
Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.52	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.53	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.48 to the 2011 10-K)

10.54
Amendment to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.55	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.56	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.57	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

10.58
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to the third quarter 2012 10-Q)

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

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, (3) the consolidated balance sheets as of December 31, 2012 and 2011, (4) the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011 and 2010 and (6) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USG CORPORATION

February 15, 2013

	By:	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ James S. Metcalf	February 15, 2013
JAMES S. METCALF
Director, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew F. Hilzinger	February 15, 2013
MATTHEW F. HILZINGER
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

JOSE ARMARIO, MATTHEW CARTER JR.,	By:	/s/ Matthew F. Hilzinger
LAWRENCE M. CRUTCHER, W. DOUGLAS FORD,		Matthew F. Hilzinger
GRETCHEN R. HAGGERTY,		Attorney-in-fact
WILLIAM H. HERNANDEZ, BRIAN A. KENNEY,		February 15, 2013
RICHARD P. LAVIN, STEVEN F. LEER
Directors

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of USG Corporation (incorporated by reference to Exhibit 3.01 to USG Corporation’s Current Report on Form 8-K filed June 21, 2006)

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

4.7
Indenture, dated as of November 1, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 26, 2008, or the November 2008 8-K)

4.8
Agreement of Resignation, Appointment and Acceptance, dated as of October 18, 2011, by and among USG Corporation, U.S. Bank National Association and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 to USG Corporation’s Quarterly Report on Form 10-Q dated October 31, 2011)

4.9
Supplemental Indenture No. 1, dated as of November 26, 2008, by and between USG Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the November 2008 8-K)

4.10
Supplemental Indenture No. 2, dated as of August 4, 2009, between USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.01 to USG Corporation’s Current Report on Form 8-K dated August 4, 2009)

4.11
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 2 (incorporated by reference to Exhibit 4.11 to USG Corporation's Annual Report on Form 10-K dated February 14, 2012, or the 2011 10-K)

4.12
Supplemental Indenture No. 3, dated as of November 9, 2010, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, Inc. as guarantors, and HSBC Bank USA, National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to USG Corporation’s Current Report on Form 8-K dated November 9, 2010)

4.13
Guaranty Agreement, dated as of December 12, 2011, among USG Interiors, LLC, USG Corporation, United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd., USG Interiors, Inc. and U.S. Bank National Association, as successor trustee under Supplemental Indenture No. 3 (incorporated by reference to Exhibit 4.13 to the 2011 10-K)

4.14
Supplemental Indenture No. 4, dated as of April 12, 2012, by and among USG Corporation, each of United States Gypsum Company, L&W Supply Corporation, USG Foreign Investments, Ltd. and USG Interiors, LLC, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated April 12, 2012)

4.15
Registration Rights Agreement, dated as of June 26, 2012, between USG Corporation and Evercore Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to USG Corporation's Current Report on Form 8-K dated June 26, 2012)

10.1
Amendment and Restatement of USG Corporation Supplemental Retirement Plan, effective as of January 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.1 to USG Corporation’s Annual Report on Form 10-K dated February 20, 2009, or the 2008 10-K) *

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

10.6
Employment Agreement, effective as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.1 to USG Corporation's Current Report on Form 8-K dated March 26, 2012, or the March 2012 8-K) *

10.7	Change in Control Severance Agreement, dated as of April 16, 2012, between USG Corporation and Matthew Hilzinger (incorporated by reference to Exhibit 10.2 to the March 2012 8-K) *

10.8
USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated Effective as of January 1, 2005) (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated November 14, 2005) *

10.9
Amendment No. 1 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.1 to USG Corporation’s Quarterly Report on Form 10-Q dated August 3, 2006, or the second quarter 2006 10-Q) *

10.10
Amendment No. 2 to the USG Corporation Stock Compensation Program for Non-Employee Directors (as Amended and Restated as of January 1, 2005) (incorporated by reference to Exhibit 10.8 to USG Corporation’s Quarterly Report on Form 10-Q dated April 30, 2007) *

10.11	USG Corporation Non-Employee Director Compensation Program (Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.18 to the 2007 10-K) *

10.12
Amendment No. 1 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008) (incorporated by reference to Exhibit 10.10 to USG Corporation’s Annual Report on Form 10-K dated February 11, 2011, or the 2010 10-K) *

10.13
Amendment No. 2 to USG Corporation Non-Employee Director Compensation Program (as Amended and Restated February 13, 2008 and amended November 12, 2010) (incorporated by reference to Exhibit 10.11 to the 2011 10-K) *

10.14	USG Corporation Deferred Compensation Program for Non-Employee Directors (as Amended and Restated effective December 31, 2008) (incorporated by reference to Exhibit 10.10 to the 2008 10-K) *

10.15
Third Amendment and Restatement Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated December 23, 2010, or the December 2010 8-K)

10.16
Third Amended and Restated Credit Agreement, dated as of December 21, 2010, among USG Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.2 to the December 2010 8-K)

10.17
Guarantee Agreement dated as of January 7, 2009 among USG Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to USG Corporation’s Quarterly Report on Form 10-Q dated October 29, 2010, or the 2010 10-Q)

10.18
Supplement dated as of November 21, 2011 to the Guarantee Agreement among USG Interiors, LLC, USG Corporation and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.19
Pledge and Security Agreement dated as of January 7, 2009 among USG Corporation, the other grantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the 2010 10-Q)

10.20
Supplement dated as of November 21, 2011 to the Pledge and Security Agreement between USG Interiors, LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to the 2011 10-K)

10.21	2011 Annual Management Incentive Program of USG Corporation (Executive Officers Only) (incorporated by reference to Exhibit 10.17 to the 2010 10-K) *

10.22	2012 Annual Management Incentive Program of USG Corporation (Executive Officers Only (incorporated by reference to Exhibit 10.20 to the 2011 10-K) *

10.23	2013 Annual Management Incentive Program of USG Corporation (Executive Officers Only) * **

10.24	USG Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.31 to USG Corporation’s Annual Report on Form 10-K dated February 16, 2007) *

10.25	First Amendment of USG Corporation Deferred Compensation Plan, effective as of April 1, 2007 and dated December 10, 2008 (incorporated by reference to Exhibit 10.25 to the 2008 10-K) *

10.26
USG Corporation Long-Term Incentive Plan (as amended effective May 12, 2010) (incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders of USG Corporation held on May 12, 2010, or the 2010 Proxy Statement) *

10.27	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the second quarter 2006 10-Q) *

10.28	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated March 28, 2007, or the March 2007 8-K) *

10.29	Form of USG Corporation Restricted Stock Units Agreement (Annual Grant) (incorporated by reference to Exhibit 10.2 to the March 2007 8-K) *

10.30	Form of USG Corporation Restricted Stock Units Agreement (Retention Grant) (incorporated by reference to Exhibit 10.3 to the March 2007 8-K) *

10.31	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the 2008 10-K) *

10.32	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to the 2008 10-K) *

10.33	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.38 to the 2008 10-K) *

10.34	Form of USG Corporation Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 to USG Corporation’s Annual Report on Form 10-K dated February 12, 2010, or the 2009 10-K) *

10.35	Form of USG Corporation Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.31 to the 2009 10-K) *

10.36	Form of USG Corporation Performance Shares Agreement (incorporated by reference to Exhibit 10.32 to the 2009 10-K) *

10.37	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.7 to the 2010 10-Q) *

10.38	Form of Amended and Restated Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to the 2011 10-K) *

10.39
Form of USG Corporation Performance Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to USG Corporation's Quarterly Report on Form 10-Q dated October 26, 2012, or the third quarter 2012 10-Q) *

10.40	Form of USG Corporation Market Share Units Agreement * **

10.41	Form of USG Corporation Performance Shares Agreement * **

10.42	Changes to Equity Awards for Compliance With Section 409A (incorporated by reference to Exhibit 10.39 to the 2008 10-K) *

10.43	USG Corporation Management Incentive Plan (incorporated by reference to Annex B to the 2010 Proxy Statement) *

10.44
Equity Commitment Agreement, dated January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated January 30, 2006, or the January 2006 8-K)

10.45	Shareholder’s Agreement, entered into as of January 30, 2006, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.3 to the January 2006 8-K)

10.46
Amended and Restated Registration Rights Agreement, dated as of November 26, 2008, by and between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the November 2008 8-K)

10.47
Secured Loan Facility Agreement, dated October 21, 2008, between Gypsum Transportation Limited and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.5 to the 2010 10-Q)

10.48
Guarantee and Indemnity Agreement, dated October 21, 2008, between USG Corporation and DVB Bank SE, as agent (incorporated by reference to Exhibit 10.2 to USG Corporation’s Current Report on Form 8-K dated October 27, 2008, or the Second October 2008 8-K)

10.49	Form of Deed of Covenants between Gypsum Transportation Limited and DVB Bank SE, as mortgagee (incorporated by reference to Exhibit 10.3 to the Second October 2008 8-K)

10.50	Form of Deed of Assignment between Gypsum Transportation Limited and DVB Bank SE, as assignee (incorporated by reference to Exhibit 10.4 to the Second October 2008 8-K)

10.51
Second Supplemental Agreement, dated November 10, 2009, to Secured Loan Facility Agreement dated October 21, 2008 between Gypsum Transportation Limited, USG Corporation and DVB Bank SE, as lender, agent and security trustee (incorporated by reference to Exhibit 10.43 to the 2009 10-K)

10.52	Credit Agreement, dated as of June 30, 2009, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.6 to the 2010 10-Q)

10.53	Amendment to Credit Agreement, dated November 22, 2011, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.48 to the 2011 10-K)

10.54
Amendment to Credit Agreement, dated as of February 1, 2012, between CGC Inc. and The Toronto-Dominion Bank (incorporated by reference to Exhibit 10.1 to USG Corporation’s Current Report on Form 8-K dated February 3, 2012)

10.55	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 1.1 to the November 2008 8-K)

10.56	Securities Purchase Agreement, dated November 21, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 1.2 to the November 2008 8-K)

10.57	Registration Rights Agreement, dated as of November 26, 2008, between USG Corporation and Fairfax Financial Holdings Limited (incorporated by reference to Exhibit 10.2 to the November 2008 8-K)

10.58
Share and Asset Purchase Agreement, dated as of August 7, 2012, by and between USG Corporation and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., and Knauf International GmbH and Knauf AMF Ceilings Ltd. (incorporated by reference to Exhibit 10.1 to the third quarter 2012 10-Q)

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

101
The following financial information from USG Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, (2) the consolidated statements of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, (3) the consolidated balance sheets as of December 31, 2012 and 2011, (4) the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, (5) the consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011 and 2010 and (6) notes to the consolidated financial statements. **

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith