Form 10-Q
period 2013-03-31
USG CORP
filed 2013-04-24
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2013 was 108,503,117.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(millions, except per-share and share data)
	2013	2012
Net sales	$814	$783
Cost of products sold	690	681
Gross profit	124	102
Selling and administrative expenses	73	76
Restructuring charges	2	2
Operating profit	49	24
Interest expense	50	52
Interest income	(1)	(1)
Other expense, net	1	1
Loss from continuing operations before income taxes	(1)	(28)
Income tax (benefit) expense	(3)	1
Income (loss) from continuing operations	2	(29)
Income from discontinued operations, net of tax	—	2
Net income (loss)	$2	$(27)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.02	$(0.28)
Income from discontinued operations	—	0.02
Net income (loss)	$0.02	$(0.26)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.02	$(0.28)
Income from discontinued operations	—	0.02
Net income (loss)	$0.02	$(0.26)

Average common shares	108,390,706	105,718,156
Average diluted common shares	111,332,621	105,718,156
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(millions)
	2013	2012
Net income (loss)	$2	$(27)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $0 and $(1), respectively	4	(5)
Less: Reclassification adjustment for gain (loss) on derivatives included in net income, net of tax (benefit) of $(1) and $(1), respectively	—	(3)
Net derivatives qualifying as cash flow hedges	4	(2)

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $1 and $0, respectively	3	(2)
Less: Amortization of prior service cost included in net periodic pension cost, net of tax of $0	(2)	—
Net pension and postretirement benefits	5	(2)

Foreign currency translation, net of tax of $0 and $0, respectively	—	22

Other comprehensive income, net of tax	9	18

Comprehensive income (loss)	$11	$(9)

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$395	$546
Short-term marketable securities	99	106
Restricted cash	1	1
Receivables (net of reserves — $16 and $16)	397	326
Inventories	315	304
Income taxes receivable	3	2
Deferred income taxes	2	2
Other current assets	45	40
Total current assets	1,257	1,327
Long-term marketable securities	32	25
Property, plant and equipment (net of accumulated depreciation and depletion — $1,769 and $1,738)	2,115	2,100
Deferred income taxes	41	38
Other assets	226	233
Total assets	$3,671	$3,723
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$246	$286
Accrued expenses	206	237
Current portion of long-term debt	4	4
Deferred income taxes	22	22
Income taxes payable	2	2
Total current liabilities	480	551
Long-term debt	2,015	2,016
Long-term debt - related party	290	289
Deferred income taxes	6	5
Pension and other postretirement benefits	573	573
Other liabilities	267	270
Total liabilities	3,631	3,704
Stockholders’ Equity:
Preferred stock	—	—
Common stock	11	11
Treasury stock	(3)	—
Additional paid-in capital	2,595	2,595
Accumulated other comprehensive loss	(224)	(233)
Retained earnings (accumulated deficit)	(2,365)	(2,367)
Stockholders’ equity of parent	14	6
Noncontrolling interest	26	13
Total stockholders’ equity including noncontrolling interest	40	19
Total liabilities and stockholders’ equity	$3,671	$3,723
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Three months ended March 31,
	2013	2012
Operating Activities
Net income (loss)	$2	$(27)
Less: Income from discontinued operations	—	2
Income (loss) from continuing operations	2	(29)

Adjustments to reconcile income (loss) from continuing operations to net cash:
Depreciation, depletion and amortization	38	39
Share-based compensation expense	4	9
Deferred income taxes	(2)	1
Gain on asset dispositions	—	(4)
(Increase) decrease in working capital:
Receivables	(68)	(67)
Income taxes receivable	(1)	(1)
Inventories	(11)	(7)
Other current assets	1	10
Payables	(37)	12
Accrued expenses	(29)	—
Increase in other assets	(1)	—
(Decrease) increase in other liabilities	(1)	4
Other, net	5	1
Net cash used for operating activities - continuing operations	$(100)	$(32)

Investing Activities
Purchases of marketable securities	(51)	(23)
Sales or maturities of marketable securities	50	170
Capital expenditures	(25)	(13)
Acquisition of mining rights	(17)	—
Net proceeds from asset dispositions	—	10
Investments in joint ventures	—	(7)
Net cash (used for) provided by investing activities - continuing operations	$(43)	$137

Financing Activities
Repayment of debt	(1)	(1)
Loan from venture partner	2	—
Issuance of common stock	1	—
Repurchases of common stock to satisfy employee tax withholding obligations	(9)	(3)
Net cash used for financing activities - continuing operations	$(7)	$(4)

Effect of exchange rate changes on cash	(1)	4

Net (decrease) increase in cash and cash equivalents	$(151)	$105
Cash and cash equivalents at beginning of period	546	365
Cash and cash equivalents at end of period	$395	$470

Supplemental Cash Flow Disclosures:
Interest paid	$42	$44
Income taxes paid, net	2	4
Amount in accounts payable for capital expenditures	1	3
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

1.	Organization, Consolidation and Presentation of Financial Statements
PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature except as noted, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 15, 2013.
NEW ACCOUNTING PRONOUNCEMENTS ADOPTED DURING THE PERIOD
In February 2013, the Financial Accounting Standards Board, or FASB, issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard during the period and have included the required disclosure in Note 13.
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting Standards Codification, or ASC, which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, we adopted this amendment during the period and have included the required disclosure in Note 8.
2.    Discontinued Operations
On August 7, 2012, USG and its indirect wholly owned subsidiaries, USG Foreign Investments, Ltd. and USG (U.K.) Ltd., together the Sellers, entered into a Share and Asset Purchase Agreement, with Knauf International GmbH and Knauf AMF Ceilings Ltd., together Knauf, pursuant to which the Sellers agreed to sell to Knauf certain of their wholly owned European business operations. Those businesses included the manufacture and distribution of DONN® brand ceiling grid and SHEETROCK® brand finishing compounds principally throughout Europe, Russia and Turkey. On December 27, 2012, the sale transaction was consummated and we received net proceeds of $73 million, which resulted in a gain of $55 million, net of tax. Affiliates of Knauf are the beneficial owners of approximately 14% of USG’s outstanding shares of common stock.

The results of the European business operations sold to Knauf are classified as discontinued operations in our consolidated financial statements. Because these businesses were sold on December 27, 2012, they are not included in our consolidated balance sheet as of March 31, 2013 or December 31, 2012. Sales from discontinued operations, operating profit from discontinued operations and income from discontinued operations before income taxes for the first three months of 2012 were as follows:

(millions)	Three months ended March 31, 2012
Sales from discontinued operations	$29
Operating profit from discontinued operations	3
Income from discontinued operations before income taxes	3

3.	Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. As discussed in Note 2, the results of the European business operations sold to Knauf, previously included in our Worldwide Ceilings segment, are reflected as discontinued operations in the accompanying consolidated financial statements and, as such, are not included in these tables. Segment results for our continuing operations were as follows:

	Three months ended March 31,
(millions)	2013	2012
Net Sales:
North American Gypsum	$509	$486
Worldwide Ceilings	153	154
Building Products Distribution	281	270
Eliminations	(129)	(127)
Total	$814	$783

Operating Profit (Loss):
North American Gypsum	$46	$32
Worldwide Ceilings	27	26
Building Products Distribution	(2)	(6)
Corporate	(18)	(22)
Eliminations	(4)	(6)
Total	$49	$24
Restructuring charges by segment were as follows:

	Three months ended March 31,
(millions)	2013	2012
North American Gypsum	$1	$2
Worldwide Ceilings	—	—
Building Products Distribution	—	—
Corporate	1	—
Total	$2	$2
See Note 16 for information related to the restructuring reserve as of March 31, 2013 and restructuring charges for the three months ended March 31, 2013 and 2012.

4.	Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of restricted stock units, or RSUs, market share units, or MSUs, performance shares, the potential exercise of outstanding stock options, deferred shares associated with our deferred compensation program for non-employee directors and the potential conversion of our $400 million of 10% convertible senior notes due 2018. The reconciliation of basic loss per share to diluted loss per share is shown in the following table.

	Three months ended March 31,

(millions, except per-share data)	2013	2012
Income (loss) from continuing operations	$2	$(29)
Income from discontinued operations	—	2
Net income (loss)	$2	$(27)

Average common shares	108.4	105.7
Dilutive RSUs, MSUs, performance shares and stock options	2.7	—
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—
Average diluted common shares	111.3	105.7

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$0.02	$(0.28)
Income from discontinued operations	—	0.02
Net income (loss)	$0.02	$(0.26)

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$0.02	$(0.28)
Income from discontinued operations	—	0.02
Net income (loss)	$0.02	$(0.26)
The diluted earnings (loss) per share for the three months of 2013 and 2012 was computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our $400 million of 10% convertible senior notes due 2018 at the initial conversion price of $11.40 per share were not included in the computation of diluted loss per share for those periods because their inclusion would be anti-dilutive. Stock options, RSUs, MSUs and performance shares that were not included in the computation of diluted loss per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended March 31,
(millions, common shares)	2013	2012
Stock options, RSUs, MSUs and performance shares	2.2	7.8

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), or AOCI, on our consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $50 million for the three months ended March 31, 2013. Our investments in marketable securities consisted of the following:

	As of March 31, 2013		As of December 31, 2012
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$80	$80	$82	$82
U.S. government and agency debt securities	21	21	16	16
Non-U.S. government debt securities	1	1	1	1
Asset-backed debt securities	6	6	6	6
Certificates of deposit	14	14	16	16
Municipal debt securities	9	9	10	10
Total marketable securities	$131	$131	$131	$131
The realized and unrealized gains and losses for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of March 31, 2013 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$99	$99
Due in 1-5 years	32	32
Total marketable securities	$131	$131
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.	Intangible Assets
Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of March 31, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(43)	$27	$70	$(41)	$29
Other	9	(6)	3	9	(6)	3
Total	$79	$(49)	$30	$79	$(47)	$32
Total amortization expense was $2 million for the first three months of each of 2013 and 2012. Estimated amortization expense for the remainder of 2013 and for future years is as follows:

(millions)	2013	2014	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$5	$7	$7	$7	$2	$2

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of March 31, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8
Total	$30	$—	$30	$30	$—	$30

7.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	March 31, 2013	December 31, 2012
6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018, net of discount	499	499
7.875% senior notes due 2020, net of discount	248	248
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	59	59
10% convertible senior notes due 2018, net of discount	386	385
Ship mortgage facility (includes $4 million and $4 million of current portion of long-term debt)	28	29
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,309	$2,309

Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2013, our fixed charge coverage ratio was 0.6-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $50 million under the credit facility. Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of March 31, 2013, outstanding letters of credit of $80 million as of March 31, 2013 and the current borrowing availability requirement of $50 million, borrowings available under the credit facility were approximately $202 million. As of March 31, 2013 and during the quarter then-ended, there were no borrowings under the facility.
As of March 31, 2013 and during the quarter then-ended, there were no borrowings outstanding under our Canadian credit agreement. The U.S. dollar equivalent of borrowings available under this agreement as of March 31, 2013 was $39 million.
The fair value of our debt was $3.083 billion as of March 31, 2013 and $3.093 billion as of December 31, 2012. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models and as a result are classified as Level 2. See Note 9 for further discussion on fair value measurements and classifications.
As of March 31, 2013, we were in compliance with the covenants contained in our credit facilities.

8.	Derivative Instruments
We use derivative instruments to manage selected commodity price and foreign currency exposures as described below. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. Cash flows from derivative instruments are included in net cash used for operating activities in the consolidated statements of cash flows.
COMMODITY DERIVATIVE INSTRUMENTS
As of March 31, 2013, we had swap and option contracts to hedge $44 million notional amounts of natural gas. All of these contracts mature by December 31, 2013. For contracts designated as cash flow hedges, the unrealized gain that remained in AOCI as of March 31, 2013 was $2 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first three months of 2013. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $4 million unrealized gain as of March 31, 2013.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $63 million as of March 31, 2013, and they mature by December 31, 2013. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first three months of 2013. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $2 million unrealized gain as of March 31, 2013.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of March 31, 2013, our derivatives were in a net asset position of $8 million. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of March 31, 2013, we were not required to have any collateral posted with our counterparties related to our derivatives. As of December 31, 2012, as required by certain terms of our agreements, we had $1 million of collateral provided to our counterparties related to our derivatives. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$2	$(4)	Cost of products sold	$(1)	$(3)
Foreign exchange contracts	2	(2)	Cost of products sold	—	(1)
Total	$4	$(6)		$(1)	$(4)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$3	$—
Foreign exchange contracts	Other expense, net	—	—
Total		$3	$—

The following are the fair values of derivative instruments and the location on our consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		3/31/13	12/31/12		3/31/13	12/31/12
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$2	$1	Accrued expenses	$—	$2
Foreign exchange contracts	Other current assets	2	1	Accrued expenses	—	—
Total derivatives in hedging relationships		$4	$2		$—	$2

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$4	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$4	$1		$—	$—

Total derivatives	Total assets	$8	$3	Total liabilities	$—	$2
As of March 31, 2013, we had no derivatives designated as fair value hedges or net investment hedges.

9.	Fair Value Measurements
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

The cash equivalents shown in the table below primarily consist of money market funds that are valued based on quoted prices in active markets and as a result are classified as Level 1. We use quoted prices, other readily observable market data and internally developed valuation models when valuing our derivatives and marketable securities and have classified them as Level 2. Derivatives are valued using the income approach including discounted-cash-flow models or a Black-Scholes option pricing model and readily observable market data. The inputs for the valuation models are obtained from data providers and include end-of-period spot and forward natural gas prices, foreign currency exchange rates, natural gas price volatility and LIBOR and swap rates for discounting the cash flows implied from the derivative contracts. Marketable securities are valued using income and market value approaches and values are based on quoted prices or other observable market inputs received from data providers. The valuation process may include pricing matrices, or prices based upon yields, credit spreads or prices of securities of comparable quality, coupon, maturity and type.
Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12
Cash equivalents	$154	$284	$47	$46	$—	$—	$201	$330
Marketable securities:
Corporate debt securities	—	—	80	82	—	—	80	82
U.S. government and agency debt securities	—	—	21	16	—	—	21	16
Non-U.S. government and agency debt securities	—	—	1	1	—	—	1	1
Asset-backed debt securities	—	—	6	6	—	—	6	6
Certificates of deposit	—	—	14	16	—	—	14	16
Municipal debt securities	—	—	9	10	—	—	9	10
Derivative assets	—	—	8	3	—	—	8	3
Derivative liabilities	—	—	—	(2)	—	—	—	(2)

10.	Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended March 31,
(millions)	2013	2012
Pension:
Service cost of benefits earned	$10	$8
Interest cost on projected benefit obligation	16	16
Expected return on plan assets	(19)	(17)
Net amortization	11	9
Net pension cost	$18	$16
Postretirement:
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	2	2
Net amortization	(9)	(9)
Net postretirement cost	$(6)	$(6)
We currently expect to contribute approximately $72 million to our pension plans in 2013. During the first quarter of 2013 and during April 2013, we contributed $4 million and $11 million, respectively, in cash to our pension plan in Canada.

11.	Share-Based Compensation
During the first three months of 2013, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
MARKET SHARE UNITS
We granted 361,308 market share units, MSUs, during the first three months of 2013. Generally, half of the MSUs vest after a two-year period and the other half after a three-year period, in each case, based on our actual stock price performance during such periods. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of the termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2013. Awards earned will be issued at the end of the two-year and three-year periods. MSUs may vest earlier in the case of a change in control. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The MSUs granted during the first three months of 2013 had a weighted average fair value of $34.55. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted-average assumptions used in the valuations were as follows: expected volatility of 60.97%, risk-free rate of 0.35%, expected term (in years) of 2.38 and expected dividends of zero.

RESTRICTED STOCK UNITS
We granted restricted stock units, RSUs, with respect to 22,000 shares of common stock during the first three months of 2013 that generally vest in four years from the date of grant. RSUs granted as special retention awards generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first three months of 2013 had a weighted average fair value of $30.31.

PERFORMANCE SHARES
We granted 104,543 performance shares during the first three months of 2013. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The performance shares granted during the first three months of 2013 had a weighted average fair value of $38.89. Expected volatility was based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted average assumptions used in the valuations were as follows: expected volatility of 59.98%, risk-free rate of 0.43%, expected term (in years) of 2.88 and expected dividends of zero.

12.	Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	March 31, 2013	December 31, 2012
Finished goods and work in progress	$255	$245
Raw materials	60	59
Total	$315	$304

ACCRUED INTEREST
Interest accrued on our debt as of March 31, 2013 and December 31, 2012 was $54 million and $47 million, respectively, and is included in accrued expenses on our consolidated balance sheets.

13.	Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Derivatives			Defined Benefit Plans			Foreign Currency Translation		AOCI
(millions)	2013		2012	2013		2012	2013	2012	2013	2012
Balance as of January 1	$32		$28	$(303)		$(221)	$38	$19	$(233)	$(174)
Other comprehensive income (loss) before reclassifications, net of tax	4		(5)	3		(2)	—	22	7	15
Less: Amounts reclassified from AOCI, net of tax	—	(a)	(3)	(2)	(b)	—	—	—	(2)	(3)
Net other comprehensive income (loss)	4		(2)	5		(2)	—	22	9	18
Balance as of March 31	$36		$26	$(298)		$(223)	$38	$41	$(224)	$(156)

(a)	For the three months ended March 31, 2013:
	Net reclassification from AOCI for cash flow hedges included in cost of products sold	$(1)
	Income tax benefit on reclassification from AOCI included in income tax benefit	1
	Net amount reclassified from AOCI	$—

(b)	For the three months ended March 31, 2013:
	Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$2
	Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	—
	Income tax expense on reclassification from AOCI included in income tax benefit	—
	Net amount reclassified from AOCI	$2
We estimate that we will reclassify a net $3 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.

14.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, which holds the mining rights to a gypsum quarry in Salalah, Oman, for $16 million, including transaction costs. Zawawi Gypsum LLC will develop infrastructure and operate the quarry. Quarry mining operations are targeted for startup in the third quarter of 2013.
The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, with Zawawi Minerals LLC to build and operate a low cost wallboard plant in Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. The target for commencement of wallboard production operations is the first half of 2014.
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
In January of 2013, under our strategic partnership agreement, we paid an additional $17 million to obtain additional mining rights. Concurrently, our venture partner who holds the noncontrolling interest contributed its share of the mining rights. Based upon the fair value of the mining rights, the noncontrolling interest within stockholders' equity increased by $13 million and the mining rights, reflected within property, plant and equipment, increased by $30 million.
During the first quarter of 2013, in conjunction with the second phase of this partnership, our venture partner Zawawi Group provided a loan of approximately $2 million to USG-Zawawi Drywall LLC, which is included in other liabilities in our accompanying consolidated balance sheet as of March 31, 2013. Other liabilities includes, in the aggregate, loans payable to our venture partner of $6 million and $4 million as of March 31, 2013 and December 31, 2012, respectively.
During the first quarter of 2013, we provided a loan of approximately $2 million to USG-Zawawi Drywall LLC. Including this loan, we have provided $4 million of loans to USG-Zawawi Drywall LLC and $2 million of loans to Zawawi Gypsum LLC. Loans we make to these ventures are not reflected on our accompanying consolidated balance sheets because they are eliminated in consolidation.

15.	Stockholder Rights Plan
We are party to a Rights Agreement, dated December 21, 2006, as amended, with Computershare Investor Services, LLC, as Rights Agent. The Rights Agreement is commonly referred to as a stockholder rights plan. The Rights Agreement was amended on March 22, 2013 in an effort to protect our net operating loss carryforwards. Under the Rights Agreement, as amended, if any person becomes the beneficial owner of 4.9% or more of our voting stock during a period of time that may extend through March 2016, stockholders other than the 4.9% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership, as of 4:00 p.m., New York City time, on March 22, 2013, exceeded 4.9% of the Company's then-outstanding common stock will be deemed for purposes of the Rights Agreement not to have exceeded that level of beneficial ownership so long as they do not thereafter acquire additional common stock other than in certain specified exempt transactions. Common stock that otherwise would be deemed to be “beneficially owned” under the plan by reason of ownership of our convertible notes are disregarded during the period in which the triggering threshold under the Rights Agreement is 4.9%. After a period of time that may extend through March 2016, the triggering threshold level under the Rights Agreement will revert to the 15% level in effect prior to the March 2013 amendment of the Rights Agreement, unless our Board of Directors determines otherwise. The Rights Agreement also provides that, during the standstill period under the terms of a shareholder's agreement we entered into with Berkshire Hathaway, Inc., an acquisition of shares of our common stock by Berkshire Hathaway (or certain of its affiliates) will not trigger the rights to the extent Berkshire Hathaway complies with the terms of the shareholder's agreement and, following the expiration of the standstill period, such acquisitions will not trigger the rights unless Berkshire Hathaway or its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis other than in certain specified exempt transactions.
Our stockholders will have an opportunity to ratify, on an advisory basis, the March 2013 amendment of the Rights Agreement described above at our 2013 annual meeting of stockholders.
The rights issued pursuant to the Rights Agreement will expire on January 2, 2017, unless earlier exchanged or redeemed. However, our Board of Directors has the power to accelerate or extend the expiration date of the rights. In addition, a Board committee composed solely of independent directors will review the Rights Agreement at least once every three years to determine whether to modify the Rights Agreement in light of all relevant factors. Such a review was conducted in November 2012 and the next review is required by the end of 2015.

16.	Restructuring Charges
We recorded the following restructuring charges during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,

(millions)	2013	2012
Severance	$2	$1
Other exit costs	—	1
Total	$2	$2
2013
Charges in the first quarter of 2013 primarily consisted of severance related to various cost-reduction programs, including our December 2012 management workforce reduction.
2012
Charges in the first quarter of 2012 included $1 million for severance related to our December 2011 salaried workforce reduction and $1 million for exit costs related to production facilities closed in prior years.

RESTRUCTURING RESERVES
Restructuring reserves totaling $15 million were included in accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2013. Total cash payments charged against the restructuring reserve in the first three months of 2013 amounted to $7 million. We expect future payments to be approximately $4 million during the remainder of 2013, $3 million in 2014 and $8 million after 2014. All restructuring-related payments in the first three months of 2013 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/12	2013 Activity			Balance as of 3/31/13
(millions)		Charges	Cash Payments	Asset Impairment
Severance	$5	$2	$(5)	$—	$2
Lease obligations	15	—	(2)	—	13
Total	$20	$2	$(7)	$—	$15

17.	Income Taxes
We had income tax benefit of $3 million in the first quarter of 2013. The tax benefit primarily relates to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012. Our effective tax rate is not a meaningful number for the first quarter of 2013 because of our pre-tax loss of $1 million and the tax benefit of $3 million. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any loss before income taxes does not generate a corresponding income tax benefit.
In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of March 31, 2013, we had federal net operating loss, or NOL, carryforwards of approximately $2.051 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.181 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of March 31, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $290 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2013 against which we have maintained a valuation allowance.
During periods prior to 2013, we established a valuation allowance against our deferred tax assets totaling $1.125 billion. Based upon an evaluation of all available evidence, we recorded a decrease in the valuation allowance against our deferred tax assets of $4 million during the three months ended March 31, 2013.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.77% for March 2013. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of March 31, 2013, our annual U.S. federal NOL utilization would have been limited to approximately $79 million per year.

18.	Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The wallboard was made in China by a number of manufacturers and was sold or used by hundreds of distributors, contractors, and homebuilders. The plaintiffs in these lawsuits, most of whom are homeowners, claim that the Chinese-made wallboard emits elevated levels of sulfur gases causing a bad smell and corrosion of copper or other metal surfaces. Plaintiffs also allege that the Chinese-made wallboard causes health problems such as respiratory problems and allergic reactions; although the focus of the litigation has been on plaintiffs’ property damage claims and not their alleged bodily injury claims. The plaintiffs seek damages for repair of their property and for alleged bodily injury. Most of the lawsuits against L&W Supply Corporation are part of the consolidated multi-district class action litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana.
Most of the claims against L&W Supply Corporation relate to wallboard we delivered that was manufactured by Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, an affiliate of a multi-national manufacturer of building materials that also beneficially owns approximately 14% of USG's outstanding shares of common stock. We have reached settlement agreements with Knauf and the plaintiffs in the class action litigation that cap our responsibility for all claims against us arising out of homes to which we delivered Knauf Tianjin wallboard. We are also subject to a small number of claims that relate to Chinese-made wallboard that was not manufactured by Knauf, but which is alleged to have odor and corrosion problems. Those claims are not encompassed within our settlement with Knauf or the recent class action settlement.
As of March 31, 2013, we have an accrual of $8 million for our estimated cost of resolving all Chinese wallboard property damage claims pending against us and expected to be asserted in the future, and, based on the terms of our settlement with Knauf, we have a related receivable of $3 million recorded as an offset to the accrual. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Based on the information available to us to date regarding the number and type of pending claims, estimates of likely future claims, and the estimated costs of resolving those claims, we believe that we have appropriately accrued for our exposure related to the Chinese wallboard claims, and we believe that these claims and other similar claims that might be asserted will not have a material effect on our results of operations, financial position or cash flows.
WALLBOARD PRICING CLASS ACTION LAWSUITS
Beginning December 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States. The lawsuits also name as defendants all seven of the other U.S. wallboard manufacturers. The lawsuits claim that the alleged conspiracy began with some manufacturers informing their customers in the fall of 2011 that wallboard prices would be increased effective January 2012 and that job quotes would be eliminated. Each plaintiff purports to bring its claims on behalf of a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of the alleged class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. These lawsuits were recently consolidated in the federal court for the Eastern District of Pennsylvania for coordinated pretrial proceedings, titled In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. In addition to these lawsuits, other similar lawsuits were filed claiming that the alleged conspiracy began in 2008 and seeking to certify a class of direct purchasers who bought gypsum wallboard from January 1, 2008 to the present. Some of these wallboard pricing lawsuits also name L&W Supply as a defendant and some are filed on behalf of indirect purchasers of gypsum wallboard, i.e., those who purchased the wallboard for end use and not for resale, at any time from January 1, 2012 to the present. All of these lawsuits are also included in the consolidated proceedings. These wallboard pricing class action lawsuits are in a preliminary stage. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of March 31, 2013, we have an accrual of $13 million for our probable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate.

OTHER LITIGATION
We are named as defendants in other claims and lawsuits arising from our operations, including claims and lawsuits arising from the operation of our vehicles, product warranties, personal injury and commercial disputes. We believe that we have properly accrued for our probable liability in connection with these claims and suits, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. We do not expect these or any other litigation matters involving USG to have a material effect on our results of operations, financial position or cash flows.

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
Overview
SEGMENTS
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first three months of 2013

•	residential and nonresidential repair and remodel activity accounted for approximately 51% of our net sales,

•	new residential construction accounted for approximately 25% of our net sales,

•	new nonresidential construction accounted for approximately 23% of our net sales, and

•	other activities accounted for approximately 1% of our net sales.
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
During the third quarter of 2012, our former European business operations were classified as discontinued operations; therefore, their results are reflected as discontinued operations in the consolidated financial statements and footnotes presented in this report. In addition, the segment results for Worldwide Ceilings exclude the results of these operations. On December 27, 2012, the sale was consummated and we received net proceeds of $73 million resulting in a gain of $55 million. See Note 2 to the consolidated financial statements for additional information related to discontinued operations.
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
Geographic Information: For the first three months of 2013, approximately 80% of our net sales were attributable to the United States, Canada accounted for approximately 11% of our net sales and other foreign countries accounted for the remaining 9%.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In March 2013, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have increased to 1,036,000 units, compared to 968,000 units reported for February 2013 and 902,000 units reported for January 2013. Industry analysts believe that the level of new home construction will continue to increase as the recovery in new residential construction continues, although the recovery over the next few years may be modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, income tax policy and consumer confidence. Industry analysts’ forecasts for housing starts in the United States in 2013 are for a range of from 890,000 to 1,350,000 units. We currently estimate that 2013 housing starts in the U.S. will be near the lower end of that range.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction, total floor space for which new nonresidential construction contracts were signed in the United States increased 6% in 2012 compared with 2011. This followed a 3% increase in 2011 compared with 2010, a 13% decrease in 2010 compared with 2009 and a 44% decrease in 2009 compared with 2008. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2013 from the 2012 level.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.65 million units in 2012, the highest level in five years, reflecting a 9.2% increase from the 2011 level of 4.26 million units. The seasonally adjusted annual rate of existing home sales was 4.92 million units in March 2013. This was 0.6% lower than the February 2013 rate of 4.95 million units, and 10.3% higher than the March 2012 rate of 4.46 million units. The generally rising levels of existing home sales and home resale values in 2012, and continuing into 2013, have contributed to an increase in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2013 will be approximately 2% above the 2012 level.
The outlook for our international businesses remains positive as we expect improvement during the year in the construction industries in our largest markets and continued growth in emerging markets.
The housing and construction-based markets we serve are affected by economic conditions, the availability of credit, lending practices, interest rates, the unemployment rate and consumer confidence. An increase in interest rates, high levels of unemployment, restrictive lending practices, a decrease in consumer confidence or other adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our businesses are also affected by a variety of other factors beyond our control, including the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, office and retail vacancy rates and foreign currency exchange rates. Since we operate in a variety of geographic markets, our businesses are subject to the economic conditions in each of these geographic markets. General economic downturns or localized downturns or financial concerns in the regions where we have operations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 4.28 billion square feet in the first three months of 2013, down approximately 2% compared with 4.35 billion square feet in the first three months of 2012. We estimate that industry shipments in the United States for all of 2013 will be approximately 19.6 billion square feet, up approximately 2% from 19.3 billion square feet in 2012.
U.S. Gypsum shipped 1.11 billion square feet of SHEETROCK® brand gypsum wallboard in the first three months of 2013, a 4% decrease from 1.16 billion square feet in the first three months of 2012. U.S. Gypsum’s share of the gypsum board market in the United States (which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing) was approximately 27% in the first quarter of 2013, compared to 28% in the first quarter of 2012 and 24% in the fourth quarter of 2012.
There is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2013. We estimate that the industry capacity utilization rate was approximately 52% during the first quarter of 2013 compared to 54% during the first quarter of 2012 and 63% in the fourth quarter of 2012. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2013, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2013. Effective January 1, 2013, we implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.
Consolidated Results of Operations

(dollars in millions, except per-share data)	2013	2012	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended March 31:
Net sales	$814	$783	$31	4%
Cost of products sold	690	681	(9)	(1)%
Gross profit	124	102	22	22%
Selling and administrative expenses	73	76	3	4%
Restructuring charges	2	2	—	—%
Operating profit	49	24	25	104%
Interest expense	50	52	2	4%
Interest income	(1)	(1)	—	—%
Other expense, net	1	1	—	—%
Loss from continuing operations before income taxes	(1)	(28)	27	96%
Income tax (benefit) expense	(3)	1	4	*
Income (loss) from continuing operations	2	(29)	31	*
Income from discontinued operations, net of tax	—	2	(2)	(100)%
Net income (loss)	$2	$(27)	$29	*
Basic and diluted loss per share	$0.02	$(0.26)	$0.28	*

*not meaningful
NET SALES
Consolidated net sales in the first quarter of 2013 increased $31 million, or 4%, compared with the first quarter of 2012, driven primarily by higher sales for both North American Gypsum and Building Products Distribution segments. Net sales increased 5% for our North American Gypsum segment, decreased 1% for our Worldwide Ceilings segment and increased 4% for our Building Products Distribution segment. The higher levels of net sales for North American Gypsum and Building Products Distribution primarily reflected increased selling prices partially offset by lower volumes for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
GROSS PROFIT
Gross profit for the first quarter of 2013 increased $22 million, or 22%, compared with the first quarter of 2012. Gross profit as a percentage of net sales was 15.2% for the first quarter of 2013 compared with 13.0% for the first quarter of 2012. This gross profit improvement was primarily attributable to the higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $73 million in the first quarter of 2013 down from $76 million in the first quarter of 2012. The lower level of selling and administrative expenses in 2013 primarily reflected lower expenses related to our long-term incentive plan driven by a change in vesting terms, which altered the timing of expense recognition from mostly in the first quarter, in 2012, to ratably over the year, in 2013. As a percentage of net sales, selling and administrative expenses were 9.0% for the first quarter of 2013, compared to 9.7% for the first quarter of 2012, primarily driven by the benefit of both higher net sales and lower expenses related to our incentive compensation plans compared to the prior year period.
RESTRUCTURING CHARGES
We recorded $2 million of restructuring charges during each of the three months ended March 31, 2013 and 2012. In 2013, the charges were related to severance expense resulting from workforce reductions. In 2012, $1 million was severance expense and $1 million was other exit costs related to production facilities closed in prior years.
INTEREST EXPENSE
Interest expense was $50 million in the first quarter of 2013, down $2 million, or 4%, from the first quarter of 2012. This decrease primarily reflects the favorable impact of our second quarter 2012 refinancing which included the issuance of 7.875% senior notes due 2020, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes due 2014.
INCOME TAX EXPENSE (BENEFIT)
Income tax benefit was $3 million in the first quarter of 2013 compared to tax expense of $1 million in the first quarter of 2012. Our effective tax rate is not a meaningful number for the first quarter of 2013 because our loss before income taxes is $1 million and the tax benefit is $3 million, which primarily relates to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012. Since recording a valuation allowance against our federal and state deferred tax assets in 2009, we do not record a tax benefit from our losses in any domestic jurisdiction.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2013(a)	2012(b)	$	%
Net Sales:
U. S. Gypsum	$402	$381	21	6%
CGC (gypsum)	78	84	(6)	(7)%
USG Mexico	43	40	3	8%
Other (c)	14	8	6	75%
Eliminations	(28)	(27)	(1)	(4)%
Total	$509	$486	23	5%

Operating Profit (Loss):
U. S. Gypsum	$44	$29	15	52%
CGC (gypsum)	1	3	(2)	(67)%
USG Mexico	5	5	—	—%
Other (c)	(4)	(5)	1	20%
Total	$46	$32	14	44%

*not meaningful

(a)	Operating profit for 2013 included restructuring charges of $1 million for the first quarter. These charges related to U.S. Gypsum.

(b)	Operating profit for 2012 included restructuring charges of $2 million for the first quarter. These charges related to U.S. Gypsum.

(c)	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company.
U.S. Gypsum: Net sales in the first quarter of 2013 were $402 million, up $21 million, or 6%, compared with the first quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $18 million, or 12%, reflecting a 17% increase in average gypsum wallboard selling prices, which favorably affected sales by $25 million, partially offset by a 4% decrease in gypsum wallboard shipments, which lowered sales by $7 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $233 million in the first quarter of 2013, a 1% increase compared to the first quarter of 2012. Net sales of SHEETROCK® brand joint compound were essentially flat compared to the first quarter of 2012 as a 3% increase in average selling prices was offset by a 2% decrease in volume. Net sales of DUROCK® brand cement board decreased $1 million due to a 2% decrease in volume and a 1% decrease in selling prices. Net sales of FIBEROCK® brand gypsum fiber panels increased $1 million compared to the first quarter of 2012 driven by a 24% increase in volume. Net sales of other products increased an aggregate of $2 million compared with the first quarter of 2012.
Operating profit of $44 million was recorded in the first quarter of 2013 compared with $29 million in the first quarter of 2012. The $15 million increase reflected gross profit improvements of $20 million for SHEETROCK® brand gypsum wallboard, of which $22 million was due to a higher gross margin offset by a $2 million decrease in gross profit due to lower shipments. The higher wallboard gross margin was attributable to higher selling prices and increased sales of higher margin SHEETROCK® brand UltraLight Panel products, partially offset by higher per unit manufacturing costs. Gross profit for SHEETROCK® brand joint compound decreased $1 million compared to the first quarter of 2012 as higher selling prices were more than offset by higher per unit manufacturing costs. Gross profit for DUROCK® brand cement board was unchanged from the first quarter of 2012 due to lower average selling prices and lower volume offset by lower per unit manufacturing costs. Operating profit also decreased by $4 million compared to the first quarter of 2012 due to a $4 million gain in the prior year period from the sale of surplus real estate.
U.S. Gypsum’s shipments of gypsum wallboard decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to customers purchasing higher quantities in the fourth quarter of 2012 in anticipation of our 2013 price increase and less favorable weather conditions during the first quarter of 2013 compared to the prior year period. U.S. Gypsum shipped 1.11 billion square feet of SHEETROCK® brand gypsum wallboard in the first quarter of 2013, a 4% decrease from 1.16 billion square feet in the first quarter of 2012. SHEETROCK® Brand UltraLight Panels accounted for 51% of all of U.S. Gypsum’s wallboard shipments during the first quarter of 2013, up from 41% in the first quarter of 2012 and 49% in the fourth quarter of 2012. We estimate that capacity utilization rates were approximately 52% for the industry and 47% for U.S. Gypsum during the first quarter of 2013.
Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $153.07 per thousand square feet in the first quarter of 2013, up 17% from $130.43 in the first quarter of 2012 and up 16% from $132.26 in the fourth quarter of 2012. Effective January 1, 2013, we implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were up 3% in the first quarter of 2013 compared with the first quarter of 2012 reflecting a per unit cost increase of 18% for fixed costs, as a result of lower volume, and a per unit cost increase of 4% for energy, partially offset by a per unit cost decrease of 3% for raw materials.
CGC (gypsum): Net sales in the first quarter of 2013 were $78 million, a decrease of $6 million, or 7%, compared to the first quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard decreased $2 million due to a 10% decrease in volume only partially offset by an 8% increase in selling prices. Net sales of joint treatment products declined $2 million and net sales of other non-wallboard products declined $1 million. Operating profit in the first quarter of 2013 was $1 million, compared to $3 million for the first quarter of 2012, primarily driven by a gross profit decline for joint treatment products. Gross profit for gypsum wallboard was essentially flat compared to the prior period primarily due to higher selling prices mostly offset by an increase in per unit manufacturing costs and lower volume. Gross profit was unchanged for other non-wallboard products.
USG Mexico: Net sales for our Mexico-based subsidiary were $43 million in the first quarter of 2013, an increase of 8% from the first quarter of 2012. Sales increases of $1 million for gypsum wallboard, reflecting higher selling prices partially offset by lower volumes, $1 million for DUROCK® brand cement board and $2 million for other products, were partially offset by a $1 million unfavorable impact of currency translation. Operating profit was $5 million in the first quarter of 2013, unchanged from the first quarter of 2012, as gross profit increases of $1 million for drywall steel products and $1 million for other products were offset by a $2 million increase in miscellaneous costs.
Other: Other includes our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Total net sales for these operations for the first quarter of 2013 were $14 million, compared to $8 million in the first quarter of 2012. The increase was primarily related to higher revenue from our shipping company. Operating loss was $4 million in the first quarter of 2013 compared to a $5 million loss in the first quarter of 2012. The change was favorably impacted by the higher revenue from our shipping company.
WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2013	2012	$	%
Net Sales:
USG Interiors	$115	$119	(4)	(3)%
USG International (a)	34	30	4	13%
CGC (ceilings)	16	18	(2)	(11)%
Eliminations	(12)	(13)	1	8%
Total	$153	$154	(1)	(1)%

Operating Profit:
USG Interiors	$23	$23	—	—%
USG International (a)	1	—	1	*
CGC (ceilings)	3	3	—	—%
Total	$27	$26	1	4%
(a) As discussed in Note 2 to our consolidated financial statements, the European business operations sold in 2012 are classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.

USG Interiors: Net sales for our domestic ceilings business in the first quarter of 2013 were $115 million, a decrease of $4 million from the first quarter of 2012. Net sales of ceiling grid decreased $2 million compared to the first quarter of 2012 reflecting a 7% decrease in volume. Net sales of ceiling tile also declined by $2 million. A 6% decline in ceiling tile volume, which lowered sales by $4 million, was partially offset by a 3% increase in ceiling tile selling prices, which favorably impacted sales by $2 million.
Operating profit was $23 million for the first quarter of 2013, unchanged from the first quarter of 2012, which primarily reflected the net impact of improved gross margins for both ceiling grid and tile offset by lower volume for both ceiling grid and tile. Gross profit for ceiling grid increased $1 million due to an increased gross margin reflecting higher selling prices and lower per unit manufacturing costs. Ceiling grid gross profit was also impacted by the decline in ceiling grid volume, which reduced gross profit by $1 million. Higher gross margin for ceiling tile contributed $2 million to ceiling tile gross profit, reflecting higher selling prices and lower per unit manufacturing costs. The lower per unit manufacturing costs were primarily due to lower raw material and energy costs. Ceiling tile gross profit was also impacted by a decline in ceiling tile volume, which reduced gross profit by $1 million. Lower gross profit from other product lines and higher selling and administrative expenses together contributed to a $1 million decrease in operating profit.
USG International:  Net sales for USG International were $34 million in the first quarter of 2013, up $4 million compared to the first quarter of 2012 primarily reflecting increased sales of gypsum cement and fiber panels and joint treatment in Latin America and ceiling tile in the Asia-Pacific region. Operating profit of $1 million in the first quarter of 2013 increased $1 million compared to the first quarter of 2012 due primarily to increased gross profits for gypsum wallboard, joint treatment and gypsum fiber panels in Latin America.
CGC (ceilings):  Net sales of $16 million for the first quarter of 2013 decreased $2 million compared to the first quarter of 2012, while operating profit of $3 million was unchanged, primarily reflecting lower volume and higher manufacturing costs for ceiling tile and grid, partially offset by higher selling prices.
BUILDING PRODUCTS DISTRIBUTION
Net sales and operating loss for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended March 31:
			Favorable (Unfavorable)
(millions)	2013	2012	$	%
Net sales	$281	$270	11	4%
Operating loss	(2)	(6)	4	67%

L&W Supply’s net sales in the first quarter of 2013 were $281 million, up $11 million or 4%, compared with the first quarter of 2012. Same store net sales for the first quarter of 2013 were up 9% compared with the first quarter of 2012, reflecting increases in both wallboard and non-wallboard products. Net sales of gypsum wallboard increased $13 million, or 16%, reflecting 18% higher average gypsum wallboard selling prices, which favorably affected sales by $14 million, and a 2% decrease in gypsum wallboard volume, which unfavorably affected sales by $1 million. Net sales for construction metal products declined $2 million and net sales for ceiling products declined $4 million. Net sales of all other products increased $4 million, or 6%.
An operating loss of $2 million was incurred in the first quarter of 2013 compared with an operating loss of $6 million in the first quarter of 2012. The $4 million improvement in operating results was attributable to increased gross profit of $5 million for gypsum wallboard partially offset by a $1 million increase in operating expenses. The gross profit improvement for gypsum wallboard reflected a 24% increase in gross margin and, to a lesser extent, the favorable impact of rebates.
L&W Supply served its customers from 142 distribution branches in the United States as of March 31, 2013, compared to 155 distribution branches as of March 31, 2012, and 142 distribution branches as of December 31, 2012.
CORPORATE
The operating loss for Corporate decreased to $18 million in the first quarter of 2013 compared with $22 million in the first quarter of 2012 primarily due to lower expenses related to incentive compensation.

Liquidity and Capital Resources
As of March 31, 2013, we had $526 million of cash and cash equivalents and marketable securities compared with $677 million as of December 31, 2012. Our total liquidity as of March 31, 2013 was $767 million, including $241 million of borrowing availability under our revolving credit facilities.
Our cash is invested in cash equivalents and marketable securities pursuant to an investment policy that has preservation of principal as its primary objective. The policy includes provisions regarding diversification, credit quality and maturity profile that are designed to minimize the overall risk profile of our investment portfolio. The securities in the portfolio are subject to normal market fluctuations. See Note 5 to the consolidated financial statements for additional information regarding our investments in marketable securities.
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds and outstanding borrowings under our ship mortgage facility, amounted to $2.309 billion ($2.326 billion in aggregate principal amount less $17 million of unamortized original issue discount) as of March 31, 2013 and $2.309 billion ($2.327 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of December 31, 2012. As of March 31, 2013 and during the quarter then ended, there were no borrowings under our revolving credit facilities. See Note 7 to the consolidated financial statements for additional information about our debt.
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
The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of March 31, 2013, our fixed charge coverage ratio was 0.6-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $50 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $202 million.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of March 31, 2013 was $39 million.
Our undistributed foreign earnings as of March 31, 2013 are considered permanently reinvested. The amount of cash and cash equivalents held by our continuing foreign subsidiaries was $187 million as of March 31, 2013. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.
CASH FLOWS
The following table presents a summary of our cash flows:

	Three months ended March 31,
(millions)	2013	2012
Net cash provided by (used for):
Operating activities - Continuing operations	$(100)	$(32)
Investing activities - Continuing operations	(43)	137
Financing activities - Continuing operations	(7)	(4)
Effect of exchange rate changes on cash	(1)	4
Net (decrease) increase in cash and cash equivalents	$(151)	$105

Operating Activities: The variation between the first three months of 2013 and the first three months of 2012 primarily reflected $78 million of higher cash outflows for accounts payable and accrued expenses, which includes the payments for annual customer sales incentives and our management incentive programs during the first quarter of 2013, partially offset by a net favorable variation of $26 million in income from continuing operations and the adjustments to reconcile income from continuing operations to net cash.
As of March 31, 2013, working capital (current assets less current liabilities) amounted to $777 million, and the ratio of current assets to current liabilities was 2.62-to-1. As of December 31, 2012, working capital amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1.
Investing Activities: Net cash used in investing activities during the first three months of 2013 was $43 million compared to net cash provided by investing activities of $137 million during the first three months of 2012. The variation was primarily driven by (1) a cash outflow in 2013 of $1 million from the purchases of marketable securities, net of sales or maturities, compared with a cash inflow in 2012 of $147 million for sales or maturities of marketable securities, net of purchases, (2) a cash outflow in 2013 of $17 million for the acquisition of mining rights associated with our partnership with the Zawawi Group in Oman and (3) $12 million of higher capital expenditures in 2013. Capital spending amounted to $25 million in the first three months of 2013 compared with $13 million in the first three months of 2012.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $332 million as of March 31, 2013 compared with $320 million as of December 31, 2012. Approved expenditures as of March 31, 2013 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.
Financing Activities: The variation between the first three months of 2013 and the first three months of 2012 primarily reflected an increase in stock options exercised in 2013 compared to the prior year period.

LIQUIDITY OUTLOOK
In the first three months of 2013, our investing cash outflows included $17 million for the acquisition of mining rights and $25 million of capital expenditures, of which $5 million was spent by our Oman consolidated subsidiaries. In total for 2013, we plan to spend approximately $175 million on capital spending and investments in and loans to joint ventures. This amount includes $110 million of capital expenditures and an additional $65 million consisting of the capital spending made by our Oman consolidated subsidiaries, our acquisition of mining rights and our investments in and loans to joint ventures. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facility or other alternative financings.
Interest payments are expected to decrease to approximately $194 million in 2013 compared with $200 million in 2012 due to a lower average level of debt outstanding and a reduced average interest rate on our debt.
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

Realization of Deferred Tax Asset
As of March 31, 2013, we had federal NOL carryforwards of approximately $2.051 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2032. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of March 31, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $290 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2032. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of March 31, 2013 against a portion of which we have maintained a valuation allowance.
For the three months ended March 31, 2013, we decreased our valuation allowance by $4 million which resulted in a deferred tax asset valuation allowance of $1.121 billion as of March 31, 2013. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 17 to the consolidated financial statements for additional information regarding income tax matters.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions, relating to Chinese-manufactured drywall distributed by L&W Supply in the southeastern United States in 2006 and 2007. In addition, USG Corporation, United States Gypsum Company, and L&W Supply have been named as defendants in class action lawsuits alleging that U.S. wallboard manufacturers conspired to fix the price of wallboard sold in the United States.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States.
We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these matters involving USG to have a material adverse effect upon our results of operations, financial position or cash flows. See Note 18 to the consolidated financial statements for additional information regarding litigation matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 15, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2013.

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
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the "Risk Factors" in our most recent Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage selected commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 8 to the consolidated financial statements for additional information regarding our financial exposures.
COMMODITY PRICE RISK
We use swap and option contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas is hedged for 2013. The notional amount of these hedge contracts in place as of March 31, 2013 was $44 million. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was a $6 million unrealized gain as of March 31, 2013. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of March 31, 2013 was $5 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $63 million as of March 31, 2013, and they mature by December 31, 2013. The fair value of these contracts was a $2 million unrealized gain as of March 31, 2013.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of March 31, 2013 was $7 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of March 31, 2013, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 18 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainer for service as a director that was payable on March 31, 2013 into a total of approximately 1,733 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS

4.1
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A dated March 22, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2013 and 2012, (2) the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (3) the consolidated balance sheets as of March 31, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

April 24, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1
Amendment No. 2 to Rights Agreement, dated as of March 22, 2013, between USG Corporation and Computershare Trust Company, N.A., as rights agent (successor-in-interest to Computershare Investor Services LLC) (incorporated by reference to Exhibit 4.1 to USG Corporation’s Amendment No. 2 to Form 8-A dated March 22, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months ended March 31, 2013 and 2012, (2) the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (3) the consolidated balance sheets as of March 31, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith