Form 10-Q
period 2013-06-30
USG CORP
filed 2013-07-25
CIK 757011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2013 was 108,573,275.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USG CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions, except per-share and share data)
	2013	2012	2013	2012
Net sales	$916	$798	$1,730	$1,581
Cost of products sold	765	696	1,455	1,377
Gross profit	151	102	275	204
Selling and administrative expenses	76	74	149	150
Restructuring and long-lived asset impairment charges	1	—	3	2
Operating profit	74	28	123	52
Interest expense	50	52	100	104
Interest income	(1)	(1)	(2)	(2)
Loss on extinguishment of debt	—	41	—	41
Other income, net	(2)	(2)	(1)	(1)
Income (loss) from continuing operations before income taxes	27	(62)	26	(90)
Income tax expense (benefit)	2	(3)	(1)	(2)
Income (loss) from continuing operations	25	(59)	27	(88)
Income from discontinued operations, net of tax	—	2	—	4
Net income (loss)	$25	$(57)	$27	$(84)

Earnings per common share - basic:
Income (loss) from continuing operations	$0.23	$(0.55)	$0.25	$(0.83)
Income from discontinued operations	—	0.02	—	0.04
Net income (loss)	$0.23	$(0.53)	$0.25	$(0.79)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.22	$(0.55)	$0.24	$(0.83)
Income from discontinued operations	—	0.02	—	0.04
Net income (loss)	$0.22	$(0.53)	$0.24	$(0.79)

Average common shares	108,544,752	106,089,602	108,449,431	105,839,241
Average diluted common shares	111,047,951	106,089,602	111,245,400	105,839,241
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(millions)
	2013	2012	2013	2012
Net income (loss)	$25	$(57)	$27	$(84)

Other comprehensive income (loss), net of tax:
Derivatives qualifying as cash flow hedges:
Gain (loss) on derivatives qualifying as cash flow hedges, net of tax (benefit) of $1, $(1), $1, and $(2), respectively	(2)	3	2	(2)
Less: Reclassification adjustment for loss on derivatives included in net income, net of tax (benefit) of $1, $0, $0 and $(1), respectively	—	(2)	—	(5)
Net derivatives qualifying as cash flow hedges	(2)	5	2	3

Pension and postretirement benefits:
Changes in pension and postretirement benefits, net of tax of $1, $5, $2, and $5, respectively	(15)	12	(12)	10
Less: Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $(1), $(1), $(1), and $(1)	(3)	1	(5)	1
Net pension and postretirement benefits	(12)	11	(7)	9

Foreign currency translation
Changes in foreign currency translation, net of tax of $0 in all periods	(17)	(18)	(17)	4
Less: Translation gains realized upon complete liquidation of an investment in a foreign entity, net of tax of $0 in all periods	—	(1)	—	(1)
Net foreign currency translation	(17)	(17)	(17)	5

Other comprehensive (loss) income, net of tax	$(31)	$(1)	$(22)	$17

Comprehensive (loss) income	$(6)	$(58)	$5	$(67)

See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION
CONSOLIDATED BALANCE SHEETS

(millions)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$416	$546
Short-term marketable securities	113	106
Restricted cash	1	1
Receivables (net of reserves — $16 and $16)	396	326
Inventories	323	304
Income taxes receivable	2	2
Deferred income taxes	2	2
Other current assets	48	40
Total current assets	1,301	1,327
Long-term marketable securities	25	25
Property, plant and equipment (net of accumulated depreciation and depletion — $1,793 and $1,738)	2,094	2,100
Deferred income taxes	40	38
Other assets	227	233
Total assets	$3,687	$3,723
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$256	$286
Accrued expenses	206	237
Current portion of long-term debt	4	4
Deferred income taxes	22	22
Income taxes payable	2	2
Total current liabilities	490	551
Long-term debt	2,018	2,016
Long-term debt - related party	290	289
Deferred income taxes	5	5
Pension and other postretirement benefits	575	573
Other liabilities	269	270
Total liabilities	3,647	3,704
Stockholders’ Equity:
Preferred stock	—	—
Common stock	11	11
Treasury stock	(1)	—
Additional paid-in capital	2,599	2,595
Accumulated other comprehensive loss	(255)	(233)
Retained earnings (accumulated deficit)	(2,340)	(2,367)
Stockholders’ equity of parent	14	6
Noncontrolling interest	26	13
Total stockholders’ equity including noncontrolling interest	40	19
Total liabilities and stockholders’ equity	$3,687	$3,723
See accompanying Notes to Consolidated Financial Statements.

USG CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)	Six months ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$27	$(84)
Less: Income from discontinued operations	—	4
Income (loss) from continuing operations	27	(88)

Adjustments to reconcile income (loss) from continuing operations to net cash:
Depreciation, depletion and amortization	77	78
Loss on extinguishment of debt	—	41
Long-lived asset impairment charge	—	1
Share-based compensation expense	9	13
Deferred income taxes	(1)	2
Noncash income tax benefit	—	(4)
Gain on asset dispositions	—	(7)
(Increase) decrease in working capital:
Receivables	(63)	(43)
Income taxes receivable	—	2
Inventories	(19)	(1)
Other current assets	(6)	3
Payables	(32)	(6)
Accrued expenses	(31)	(5)
Increase in other assets	1	1
Decrease in other liabilities	(16)	(3)
Other, net	9	(1)
Net cash used for operating activities - continuing operations	$(45)	$(17)

Investing Activities
Purchases of marketable securities	(111)	(70)
Sales or maturities of marketable securities	104	227
Capital expenditures	(46)	(28)
Acquisition of mining rights	(17)	(16)
Net proceeds from asset dispositions	—	14
Investments in joint ventures	(5)	(11)
Loan to joint venture	—	(4)
Deposit of restricted cash	—	(16)
Net cash (used for) provided by investing activities - continuing operations	$(75)	$96

Financing Activities
Issuance of debt	3	248
Repayment of debt	(2)	(280)
Payment of debt issuance fees	—	(5)
Loans from joint venture partner	3	—
Issuance of common stock	2	1
Repurchases of common stock to satisfy employee tax withholding obligations	(9)	(5)
Net cash used for financing activities - continuing operations	$(3)	$(41)

Effect of exchange rate changes on cash	(7)	2

Net (decrease) increase in cash and cash equivalents	$(130)	$40
Cash and cash equivalents at beginning of period	546	365
Cash and cash equivalents at end of period	$416	$405

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$96	$105
Income taxes paid, net	3	—
Amount in accounts payable for capital expenditures	5	2
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

1.	Organization, Consolidation and Presentation of Financial Statements
PREPARATION OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements of USG Corporation in accordance with applicable United States Securities and Exchange Commission, or SEC, guidelines pertaining to interim financial information. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from those estimates. In the opinion of our management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial results for the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year. These financial statements and notes are to be read in conjunction with the financial statements and notes included in USG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 15, 2013.
NEW ACCOUNTING PRONOUNCEMENTS ADOPTED DURING THE PERIOD
In February 2013, the Financial Accounting Standards Board, or FASB, issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard during the first quarter of 2013 and have included the required disclosure in Note 13.
In December 2011 and February 2013, the FASB issued an amendment to the Balance Sheet topic of the Accounting Standards Codification, or ASC, which requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, we adopted this amendment during the first quarter of 2013 and have included the required disclosure in Note 8.
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

The results of the European business operations sold to Knauf were classified as discontinued operations in our 2012 consolidated statement of operations. Because these businesses were sold on December 27, 2012, they are not included in our consolidated balance sheet as of June 30, 2013 or December 31, 2012. Sales from discontinued operations, operating profit from discontinued operations and income from discontinued operations before income taxes for the three and six months ended June 30, 2012 were as follows:

(millions)	Three months ended June 30, 2012	Six months ended June 30, 2012
Sales from discontinued operations	$27	$56
Operating profit from discontinued operations	3	6
Income from discontinued operations before income taxes	3	6

3.	Segments
Our operations are organized into three reportable segments: North American Gypsum, Worldwide Ceilings and Building Products Distribution. As discussed in Note 2, the results of the European business operations sold to Knauf, previously included in our Worldwide Ceilings segment, were reflected as discontinued operations in the accompanying consolidated 2012 financial statements and, as such, are not included in these tables. Segment results for our continuing operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2013	2012	2013	2012
Net Sales:
North American Gypsum	$573	$473	$1,082	$959
Worldwide Ceilings	159	150	312	304
Building Products Distribution	319	293	600	563
Eliminations	(135)	(118)	(264)	(245)
Total	$916	$798	$1,730	$1,581

Operating Profit (Loss):
North American Gypsum	$67	$31	$113	$63
Worldwide Ceilings	26	19	53	45
Building Products Distribution	1	(7)	(1)	(13)
Corporate	(19)	(17)	(37)	(39)
Eliminations	(1)	2	(5)	(4)
Total	$74	$28	$123	$52
Restructuring and long-lived asset impairment charges by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2013	2012	2013	2012
North American Gypsum	$1	$1	$2	$3
Worldwide Ceilings	—	1	—	1
Building Products Distribution	—	(2)	—	(2)
Corporate	—	—	1	—
Total	$1	$—	$3	$2
See Note 16 for information related to the restructuring reserve as of June 30, 2013 and restructuring and long-lived asset impairment charges for the three and six months ended June 30, 2013 and 2012.

4.	Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding plus the dilutive effect, if any, of restricted stock units, or RSUs, market share units, or MSUs, performance shares, the potential exercise of outstanding stock options, deferred shares associated with our deferred compensation program for non-employee directors and the potential conversion of our $400 million of 10% convertible senior notes due 2018. The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is shown in the following table.

	Three months ended June 30,		Six months ended June 30,

(millions, except per-share data)	2013	2012	2013	2012
Income (loss) from continuing operations	$25	$(59)	$27	$(88)
Income from discontinued operations	—	2	—	4
Net income (loss)	$25	$(57)	$27	$(84)

Average common shares	108.5	106.1	108.4	105.8
Dilutive RSUs, MSUs, performance shares and stock options	2.3	—	2.6	—
Deferred shares associated with a deferred compensation program for non-employee directors	0.2	—	0.2	—
Average diluted common shares	111.0	106.1	111.2	105.8

Basic earnings (loss) per average common share:
Income (loss) from continuing operations	$0.23	$(0.55)	$0.25	$(0.83)
Income from discontinued operations	—	0.02	—	0.04
Net income (loss)	$0.23	$(0.53)	$0.25	$(0.79)

Diluted earnings (loss) per average common share:
Income (loss) from continuing operations	$0.22	$(0.55)	$0.24	$(0.83)
Income from discontinued operations	—	0.02	—	0.04
Net income (loss)	$0.22	$(0.53)	$0.24	$(0.79)
The diluted earnings (loss) per share for the three months and six months ended June 30, 2013 and 2012 was computed using the weighted average number of common shares outstanding during those periods. The approximately 35.1 million shares issuable upon conversion of our $400 million of 10% convertible senior notes due 2018 at the initial conversion price of $11.40 per share were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive. Stock options, RSUs, MSUs and performance shares that were not included in the computation of diluted earnings (loss) per share for those periods because their inclusion would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
(millions, common shares)	2013	2012	2013	2012
Stock options, RSUs, MSUs and performance shares	2.3	8.2	2.3	8.0

5.	Marketable Securities
Marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss on our consolidated balance sheets. Proceeds received from sales and maturities of marketable securities were $104 million for the six months ended June 30, 2013. Our investments in marketable securities consisted of the following:

	As of June 30, 2013		As of December 31, 2012
(millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities	$94	$94	$82	$82
U.S. government and agency debt securities	13	13	16	16
Non-U.S. government debt securities	1	1	1	1
Asset-backed debt securities	7	7	6	6
Certificates of deposit	17	17	16	16
Municipal debt securities	6	6	10	10
Total marketable securities	$138	$138	$131	$131
The realized and unrealized gains and losses for the three months and six months ended June 30, 2013 and 2012 and the year ended December 31, 2012 were immaterial. Cost basis for securities sold are determined on a first-in-first-out basis.
Contractual maturities of marketable securities as of June 30, 2013 were as follows:

(millions)	Amortized Cost	Fair Value
Due in 1 year or less	$113	$113
Due in 1-5 years	25	25
Total marketable securities	$138	$138
Actual maturities may differ from the contractual maturities because issuers of the securities may have the right to prepay them.

6.	Intangible Assets
Intangible assets are included in other assets on the consolidated balance sheets. Intangible assets with definite lives are amortized. These assets are summarized as follows:

	As of June 30, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets with Definite Lives:
Customer relationships	$70	$(45)	$25	$70	$(41)	$29
Other	9	(6)	3	9	(6)	3
Total	$79	$(51)	$28	$79	$(47)	$32
Total amortization expense was $2 million and $4 million for the first three and six months, respectively, of each of 2013 and 2012. Estimated amortization expense for the remainder of 2013 and for future years is as follows:

(millions)	2013	2014	2015	2016	2017	2018 and thereafter
Estimated future amortization expense	$4	$7	$7	$7	$2	$1

Intangible assets with indefinite lives are not amortized. These assets are summarized as follows:

	As of June 30, 2013			As of December 31, 2012
(millions)	Gross Carrying Amount	Impairment Charges	Net	Gross Carrying Amount	Impairment Charges	Net
Intangible Assets with Indefinite Lives:
Trade names	$22	$—	$22	$22	$—	$22
Other	8	—	8	8	—	8
Total	$30	$—	$30	$30	$—	$30

7.	Debt
Total debt, including the current portion of long-term debt, consisted of the following:

(millions)	June 30, 2013	December 31, 2012
6.3% senior notes due 2016	$500	$500
7.75% senior notes due 2018, net of discount	499	499
7.875% senior notes due 2020, net of discount	249	248
8.375% senior notes due 2018	350	350
9.75% senior notes due 2014, net of discount	59	59
10% convertible senior notes due 2018, net of discount	386	385
Ship mortgage facility (includes $4 million of current portion of long-term debt)	27	29
Credit facilities of Oman joint ventures	3	—
Industrial revenue bonds (due 2028 through 2034)	239	239
Total	$2,312	$2,309

U.S. Credit Facility: Our U.S. credit facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of no less than 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2013, our fixed charge coverage ratio was 1.04-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $53 million under the credit facility. Taking into account the most recent borrowing base calculation delivered under the credit facility, which reflects trade receivables and inventory as of June 30, 2013, outstanding letters of credit of $79 million as of June 30, 2013 and the current borrowing availability requirement of $53 million, borrowings available under the credit facility were approximately $221 million. As of June 30, 2013 and during the quarter then-ended, there were no borrowings under the facility.
CGC Credit Facility: As of June 30, 2013 and during the quarter then-ended, there were no borrowings outstanding under our Canadian credit agreement. The U.S. dollar equivalent of borrowings available under this agreement as of June 30, 2013 was $38 million.
Oman Credit Facilities: In June 2013, our joint ventures in Oman, which are fully consolidated, each entered into separate secured credit agreements, which are guaranteed by us and our joint venture partner.  The credit agreement for Zawawi Gypsum LLC, or ZGL, which matures in 2020, provides for term loans not to exceed $10 million and overdraft and letter of credit facilities of approximately $3 million in the aggregate. The credit agreement for USG-Zawawi Drywall LLC, or ZDL, which matures in 2022, provides for term loans not to exceed $26 million and overdraft and letter of credit facilities of $5 million in the aggregate. Each credit agreement is secured by a general security interest in the applicable joint venture's assets. Loans under the credit agreements may be made in Omani Rial or U.S. dollars. Loans made in Omani Rial bear interest at 4% and loans made in U.S. dollars bear interest at a floating rate based on the London Interbank Offering Rate, or LIBOR, plus 3.5%. Loans may be repaid at any time, subject to a prepayment penalty if repaid within the first two years, for ZGL, or three years, for ZDL. As of June 30, 2013, there was $3 million in outstanding term loan borrowings under the ZGL credit agreement with an average effective interest rate of 3.8% and no term loan borrowings under the ZDL credit agreement.
The credit agreements contain customary covenants that may limit the joint ventures from taking certain actions. Borrowings under the credit agreements are subject to acceleration upon the occurrence of an event of default.

The fair value of our debt was $2.886 billion as of June 30, 2013 and $3.093 billion as of December 31, 2012. The fair value was based on quoted market prices of our debt or, where quoted market prices were not available, on quoted market prices of instruments with similar terms and maturities or internal valuation models and as a result are classified as Level 2. See Note 9 for further discussion on fair value measurements and classifications.
As of June 30, 2013, we were in compliance with the covenants contained in our credit facilities.

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
COMMODITY DERIVATIVE INSTRUMENTS
As of June 30, 2013, we had 19 million mmBTUs (millions of British Thermal Units) in aggregate notional amount of outstanding natural gas swap and option contracts to hedge forecasted purchases. All of these contracts mature by December 31, 2014. For contracts designated as cash flow hedges, the unrealized loss that remained in accumulated other comprehensive income (loss), or AOCI, as of June 30, 2013 was $2 million. No ineffectiveness was recorded on contracts designated as cash flow hedges in the first six months of 2013. Gains and losses on contracts designated as cash flow hedges are reclassified into earnings when the underlying forecasted transactions affect earnings. For contracts designated as cash flow hedges, we reassess the probability of the underlying forecasted transactions occurring on a quarterly basis. Changes in fair value on contracts not designated as cash flow hedges are recorded to earnings. The fair value of those contracts not designated as cash flow hedges was a $1 million unrealized gain as of June 30, 2013.
FOREIGN EXCHANGE DERIVATIVE INSTRUMENTS
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $42 million as of June 30, 2013, and they mature by December 31, 2013. These forward contracts are designated as cash flow hedges and no ineffectiveness was recorded in the first six months of 2013. Gains and losses on the contracts are reclassified into earnings when the underlying transactions affect earnings. The fair value of these contracts that remained in AOCI was a $3 million unrealized gain as of June 30, 2013.
COUNTERPARTY RISK, MASTER NETTING ARRANGEMENTS AND BALANCE SHEET OFFSETTING
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. As of June 30, 2013, our derivatives were in a net asset position of $3 million. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that they will be able to fully satisfy their obligations under the contracts.
Our derivative contracts are governed by master netting agreements negotiated between us and the counterparties that reduce our counterparty credit exposure. The agreements outline the conditions (such as credit ratings and net derivative fair values) upon which we, or the counterparties, are required to post collateral. As of June 30, 2013, the amount of collateral posted was immaterial. As of December 31, 2012, as required by certain terms of our agreements, we had $1 million of collateral provided to our counterparties related to our derivatives. Amounts paid as cash collateral are included in receivables on our consolidated balance sheets.
We have not adopted an accounting policy to offset fair value amounts related to derivative contracts under our master netting arrangements; therefore, individual derivative contracts are reflected on a gross basis, as either assets or liabilities, on our consolidated balance sheets, based on their fair value as of the balance sheet date.

FINANCIAL STATEMENT INFORMATION
The following are the pretax effects of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$(2)	$1	Cost of products sold	$—	$(3)
Foreign exchange contracts	1	1	Cost of products sold	1	1
Total	$(1)	$2		$1	$(2)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$(2)	$—
Foreign exchange contracts	Other income, net	—	(1)
Total		$(2)	$(1)

The following are the pretax effects of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2013 and 2012.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	$—	$(3)	Cost of products sold	$(1)	$(6)
Foreign exchange contracts	3	(1)	Cost of products sold	1	—
Total	$3	$(4)		$—	$(6)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(millions)		2013	2012
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of products sold	$1	$—
Foreign exchange contracts	Other income, net	—	(1)
Total		$1	$(1)

The following are the fair values of derivative instruments and the location on our consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value

(millions)		6/30/13	12/31/12		6/30/13	12/31/12
Derivatives in Cash Flow Hedging Relationships
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$1	$2
Commodity contracts	Other assets	—	—	Other liabilities	1	—
Foreign exchange contracts	Other current assets	3	1	Accrued expenses	—	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Total derivatives in hedging relationships		$4	$2		$2	$2

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other current assets	$1	$1	Accrued expenses	$—	$—
Total derivatives not designated as hedging instruments		$1	$1		$—	$—

Total derivatives	Total assets	$5	$3	Total liabilities	$2	$2
As of June 30, 2013, we had no derivatives designated as fair value hedges or net investment hedges.

9.	Fair Value Measurements
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

Our assets and liabilities measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(millions)	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12
Cash equivalents	$194	$284	$46	$46	$—	$—	$240	$330
Marketable securities:
Corporate debt securities	—	—	94	82	—	—	94	82
U.S. government and agency debt securities	—	—	13	16	—	—	13	16
Non-U.S. government debt securities	—	—	1	1	—	—	1	1
Asset-backed debt securities	—	—	7	6	—	—	7	6
Certificates of deposit	—	—	17	16	—	—	17	16
Municipal debt securities	—	—	6	10	—	—	6	10
Derivative assets	—	—	5	3	—	—	5	3
Derivative liabilities	—	—	(2)	(2)	—	—	(2)	(2)
During the second quarter of 2012, we reviewed our property, plant and equipment for potential impairment by comparing the carrying values of those assets with their estimated future undiscounted cash flows for their remaining useful lives and determined that impairment existed for machinery and equipment for a previously idled production line. We measured the fair value of that machinery and equipment as of June 30, 2012 using measurements classified as Level 3. As a result, as included in Note 16, we recorded long-lived asset impairment charges of $1 million that are included in restructuring and long-lived asset impairment charges in the consolidated statements of operations for the three months and six months ended June 30, 2012.

10.	Employee Retirement Plans
The components of net pension and postretirement benefits costs are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2013	2012	2013	2012
Pension:
Service cost of benefits earned	$9	$7	$19	$15
Interest cost on projected benefit obligation	16	16	31	32
Expected return on plan assets	(19)	(17)	(38)	(34)
Net amortization	12	8	23	17
Net pension cost	$18	$14	$35	$30
Postretirement:
Service cost of benefits earned	$1	$1	$2	$2
Interest cost on projected benefit obligation	2	2	3	4
Net amortization	(9)	(9)	(17)	(18)
Net postretirement cost	$(6)	$(6)	$(12)	$(12)
We currently expect to contribute approximately $72 million to our pension plans in 2013. During the first six months of 2013, we made cash contributions of $15 million to our pension plan in Canada and $4 million, in aggregate, to certain other domestic and foreign pension plans. On July 23, 2013, we contributed $50 million in cash to the USG Corporation Retirement Plan Trust.

11.	Share-Based Compensation
During the first six months of 2013, we granted share-based compensation to eligible participants under our Long-Term Incentive Plan. We recognize expense on all share-based grants over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award for awards expected to vest. Expense is generally reduced for estimated forfeitures.
MARKET SHARE UNITS
We granted 361,308 market share units, MSUs, during the first six months of 2013. Generally, half of the MSUs vest after a two-year period and the other half after a three-year period, in each case, based on our actual stock price performance during such periods. The number of MSUs earned will vary from zero to 150% of the number of MSUs awarded depending on the actual performance of our stock price. In the case of the termination of employment due to death, disability or retirement during the performance period, vesting will be pro-rated based on the number of full months employed in 2013. Awards earned will be issued at the end of the two-year and three-year periods. MSUs may vest earlier in the case of a change in control. Each MSU earned will be settled in common stock.
We estimated the fair value of each MSU granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The MSUs granted during the first six months of 2013 had a weighted average fair value of $34.55. Volatility was based on stock price history immediately prior to grant for a period commensurate with the remaining life of the plan. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted-average assumptions used in the valuations were as follows: expected volatility of 60.97%, risk-free rate of 0.35%, expected term (in years) of 2.38 and expected dividends of zero.

RESTRICTED STOCK UNITS
We granted restricted stock units, RSUs, with respect to 24,500 shares of common stock during the first six months of 2013 that vest in four years from the date of grant. RSUs granted as special retention awards generally vest after a specified number of years from the date of grant or at a specified date and RSUs granted with performance goals vest if those goals are attained. Generally, RSUs may vest earlier in the case of death, disability, retirement or a change in control. Each RSU is settled in a share of our common stock after the vesting period. The fair value of each RSU granted is equal to the closing price of our common stock on the date of grant. The RSUs granted during the first six months of 2013 had a weighted average fair value of $29.89.

PERFORMANCE SHARES
We granted 104,543 performance shares during the first six months of 2013. The performance shares generally vest after a three-year period based on our total stockholder return relative to the performance of the Dow Jones U.S. Construction and Materials Index, with adjustments to that index in certain circumstances, for the three-year period. The number of performance shares earned will vary from 0% to 200% of the number of performance shares awarded depending on that relative performance. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement or a change-in-control, and pro-rated awards earned will be issued at the end of the three-year period. Each performance share earned will be settled in common stock.
We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that used the assumptions noted below. The performance shares granted during the first six months of 2013 had a weighted average fair value of $38.89. Expected volatility was based on implied volatility of our traded options and the daily historical volatilities of our peer group. The risk-free rate was based on zero coupon U.S. government issues at the time of grant. The expected term represents the period from the valuation date to the end of the performance period.
The weighted average assumptions used in the valuations were as follows: expected volatility of 59.98%, risk-free rate of 0.43%, expected term (in years) of 2.88 and expected dividends of zero.

12.	Supplemental Balance Sheet Information
INVENTORIES
Total inventories consisted of the following:

(millions)	June 30, 2013	December 31, 2012
Finished goods and work in progress	$264	$245
Raw materials	59	59
Total	$323	$304

ACCRUED INTEREST
Interest accrued on our debt as of both June 30, 2013 and December 31, 2012 was $47 million and is included in accrued expenses on our consolidated balance sheets.

13.	Accumulated Other Comprehensive Income (Loss)
Changes in the balances of each component of AOCI for the six months ended June 30, 2013 and 2012 are summarized in the following table:

	Derivatives		Defined Benefit Plans		Foreign Currency Translation		AOCI
(millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance as of January 1	$32	$28	$(303)	$(221)	$38	$19	$(233)	$(174)
Other comprehensive income (loss) before reclassifications, net of tax	2	(2)	(12)	10	(17)	4	(27)	12
Less: Amounts reclassified from AOCI, net of tax (a)	—	(5)	(5)	1	—	(1)	(5)	(5)
Net other comprehensive income (loss)	2	3	(7)	9	(17)	5	(22)	17
Balance as of June 30	$34	$31	$(310)	$(212)	$21	$24	$(255)	$(157)

		Three months ended	Six months ended
		June 30, 2013	June 30, 2013
(a)	Derivatives
	Net reclassification from AOCI for cash flow hedges included in cost of products sold	$1	$—
	Income tax expense on reclassification from AOCI included in income tax expense (benefit)	1	—
	Net amount reclassified from AOCI	$—	$—

	Defined Benefit Plans
	Net reclassification from AOCI for amortization of prior service cost included in cost of products sold	$3	$5
	Net reclassification from AOCI for amortization of prior service cost included in selling and administrative expenses	1	1
	Income tax benefit on reclassification from AOCI included in income tax expense (benefit)	1	1
	Net amount reclassified from AOCI	$3	$5
We estimate that we will reclassify a net $1 million after-tax gain on derivatives from AOCI to earnings within the next 12 months.

14.	Oman Investment
In June of 2012, we entered into a strategic partnership with the Zawawi Group in Oman to establish a mining operation by acquiring 55% of Zawawi Gypsum LLC, or ZGL, which holds the mining rights to a gypsum quarry in Salalah, Oman, for $16 million, including transaction costs. ZGL will develop infrastructure and operate the quarry. Quarry mining operations are targeted for startup in the third quarter of 2013.
The second phase of the partnership is a 50/50 manufacturing venture, USG-Zawawi Drywall LLC, or ZDL, with Zawawi Minerals LLC to build and operate a low cost wallboard plant in Oman. The plant site is in close proximity to the gypsum quarry and port facilities, facilitating access into markets in India and the Middle East. We expect to commence wallboard production operations in the second or third quarter of 2014.
We accounted for the acquisition of the mining rights as an asset acquisition and measured our interest in the mining rights at our cost. The mining rights will be depleted based upon tonnage mined relative to the total probable capacity in the quarry, and are presented within total property, plant and equipment in our consolidated balance sheets.
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
In January of 2013, under our strategic partnership agreement, we paid an additional $17 million to obtain additional mining rights. Concurrently, our joint venture partner who holds the noncontrolling interest contributed its share of the mining rights. Based upon the fair value of the mining rights, the noncontrolling interest within stockholders' equity increased by $13 million and the mining rights, reflected within property, plant and equipment, increased by $30 million.
During the first six months of 2013, in conjunction with the second phase of this partnership, our joint venture partner provided loans of approximately $3 million to ZDL, which are included in other liabilities in our accompanying consolidated balance sheet as of June 30, 2013. Including these loans, other liabilities includes, in the aggregate, loans payable to our joint venture partner of $7 million and $4 million as of June 30, 2013 and December 31, 2012, respectively.
During the first six months of 2013, we provided loans of approximately $3 million to ZDL. Including these loans, we have provided $5 million of loans to ZDL and $3 million of loans to ZGL. Loans we make to these ventures are not reflected on our accompanying consolidated balance sheets because they are eliminated in consolidation.
See Note 7 for a description of the credit facilities entered into by our joint ventures in Oman in June 2013.

15.	Stockholder Rights Plan and Protective Amendment

We have a stockholder rights plan, or the Rights Plan, established under the terms of a rights agreement dated December 21, 2006, as amended, with Computershare Trust Company N.A., as Rights Agent, or the Rights Agreement. Our board of directors adopted the Rights Plan to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests.
On March 22, 2013, our board of directors approved an amendment to the Rights Agreement in an effort to protect our net operating loss carryforwards during the effective period of the amendment. Under this amendment, if any person becomes the beneficial owner of 4.9% or more of our common stock, stockholders other than the 4.9% triggering stockholder will have the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder; provided that stockholders whose beneficial ownership exceeded 4.9% of our common stock outstanding on March 22, 2013 will not be deemed to have triggered the Rights Agreement, as amended, so long as they do not thereafter acquire additional common stock other than in certain specified exempt transactions. In addition, a person generally will not be deemed to have triggered the Rights Agreement, as amended, by virtue of the conversion of our convertible notes.
The amendment to the Rights Agreement is effective until the earlier of (i) March 22, 2016, (ii) the date on which our board of directors determines that the amendment is no longer necessary for the provision of certain tax benefits because of the repeal of Section 382 of the Internal Revenue Code, or Code, (iii) the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, or (iv) such other date as our board of directors determines that the amendment is no longer necessary for the preservation of tax benefits. Upon expiration of the amendment to the Rights Agreement, the triggering threshold level under the Rights Plan will revert to the 15% level in effect prior to the amendment, unless our board of directors determines otherwise. Our stockholders ratified, on an advisory basis, the amendment to the Rights Agreement at our 2013 annual meeting of stockholders.
Prior to the adoption of the amendments to the Rights Agreement described above, under the Rights Plan, if any person or group were to acquire beneficial ownership of 15% or more of our then-outstanding voting stock, stockholders other than the 15% triggering stockholder would have had the right to purchase additional shares of our common stock at half the market price, thereby diluting the triggering stockholder. The Rights Agreement also provides that, during the standstill period under the terms of a shareholder's agreement we entered into with Berkshire Hathaway, Inc., an acquisition of shares of our common stock by Berkshire Hathaway (or certain of its affiliates) will not trigger the rights to the extent Berkshire Hathaway complies with the terms of the shareholder's agreement and, following the expiration of the standstill period, Berkshire Hathaway (and certain of its affiliates) will not trigger the rights unless Berkshire Hathaway and its affiliates acquire beneficial ownership of more than 50% of our voting stock on a fully diluted basis.
The rights issued pursuant to the Rights Agreement will expire on January 2, 2017. However, our board of directors has the power to accelerate or extend the expiration date of the rights. In addition, a board committee composed solely of independent directors will review the Rights Agreement at least once every three years to determine whether to modify the Rights Plan in light of all relevant factors. This review was most recently conducted in November 2012. The next review is required by the end of 2015.
On May 9, 2013, we filed an amendment to our Restated Certificate of Incorporation, or the Protective Amendment, that restricts certain transfers of our common stock. The Protective Amendment is intended to protect the tax benefits of our net operating loss, or NOL, carryforwards. See Note 17 for a description of our NOL carryforwards. Subject to certain limited exceptions, the Protective Amendment's transfer restrictions would restrict any person from transferring our common stock (or any interest in our common stock) if the transfer would result in a stockholder (or several stockholders, in the aggregate, who hold their stock as a “group” under Section 382 of the Code) owning 4.9% or more of our common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee, and the purported transferee would not be recognized as the owner of the shares attempted to be owned in violation of the Protective Amendment for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of that common stock, or in the case of options, receiving our common stock in respect of their exercise. The Protective Amendment is effective until the earlier of (i) May 9, 2016, (ii) the repeal of Section 382 of the Code if our board of directors determines that the Protective Amendment is no longer necessary for the preservation of tax benefits, (iii) the first day of a taxable year as to which our board of directors determines that no tax benefits may be carried forward, or (iv) such other date as determined by our board of directors pursuant to the Protective Amendment.

16.	Restructuring and Long-Lived Asset Impairment Charges
We recorded the following restructuring and long-lived asset impairment charges during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,

(millions)	2013	2012	2013	2012
Severance	$1	$—	$3	$1
Lease obligations	—	(1)	—	(1)
Long-lived asset impairment	—	1	—	1
Other exit costs	—	—	—	1
Total	$1	$—	$3	$2
2013
Charges in 2013 primarily consisted of severance related to various cost-reduction programs, including our December 2012 management workforce reduction and salaried workforce reductions across various functional areas resulting from our initiatives to centralize and consolidate certain back-office operations.
2012
Charges in 2012 included severance related to our December 2011 salaried workforce reduction, exit costs related to production facilities closed in prior years and an impairment related to previously idled machinery and equipment that we subsequently disposed.

RESTRUCTURING RESERVES
Restructuring reserves totaling $14 million were included in accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2013. Total cash payments charged against the restructuring reserve in the first six months of 2013 amounted to $9 million. We expect future payments to be approximately $3 million during the remainder of 2013, $3 million in 2014 and $8 million after 2014. All restructuring-related payments in the first six months of 2013 were funded with cash on hand. We expect that the future payments will be funded with cash from operations or cash on hand. The restructuring reserve is summarized as follows:

	Balance as of 12/31/12	2013 Activity		Balance as of 6/30/13
(millions)		Charges	Cash Payments
Severance	$5	$3	$(6)	$2
Lease obligations	15	—	(3)	12
Total	$20	$3	$(9)	$14

17.	Income Taxes
We had income tax expense of $2 million and an effective tax rate of 7.4% in the second quarter of 2013. In the United States, we are in a net operating loss carryforward position and our deferred income tax assets are subject to a valuation allowance. Therefore, any income or loss before income taxes does not generate a corresponding income tax expense or benefit.
For the first six months of 2013, we had an effective tax rate of negative 3.8% as we recorded a benefit of $1 million on pre-tax income of $26 million. An income tax benefit of $3 million during the first quarter of 2013 primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. As of June 30, 2013, we had federal net operating loss, or NOL, carryforwards of approximately $2.079 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033, none of which are subject to Internal Revenue Code limitations under Section 382. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period. In order to fully realize these U.S. federal net deferred tax assets, taxable income of approximately $2.209 billion would need to be generated during the period before their expiration. In addition, we have federal foreign tax credit carryforwards of $8 million that will expire in 2015.
As of June 30, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $276 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2013, against which we have maintained a valuation allowance.
During periods prior to 2013, we established a valuation allowance against our deferred tax assets totaling $1.125 billion. Based upon an evaluation of all available evidence, we recorded a decrease in the valuation allowance against our deferred tax assets of $4 million during the first quarter of 2013. Approximately $3 million of the decrease related to the realizability of our deferred tax assets; therefore, we recorded a related $3 million income tax benefit in our consolidated statement of operations. The other $1 million of the decrease resulted from a reduction in the gross value of our deferred tax assets and, as a result, we recorded a corresponding reduction in the valuation allowance, resulting in no net impact to our consolidated statement of operations. In the second quarter of 2013, we recorded an additional decrease in the valuation allowance of $16 million. The decrease resulted from a reduction in the gross value of our deferred tax assets and, as a result, there was no net impact to our consolidated statement of operations. The decreases in the valuation allowance in 2013 resulted in a deferred tax asset valuation allowance of $1.105 billion as of June 30, 2013.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate, which was 2.70% for June 2013. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. Many states have similar limitations. If an ownership change had occurred as of June 30, 2013, our annual U.S. federal NOL utilization would have been limited to approximately $68 million per year. See Note 15 for a description of our recent actions to protect these NOL carryforwards.

18.	Litigation
CHINESE-MANUFACTURED DRYWALL LAWSUITS
L&W Supply Corporation is one of many defendants in lawsuits relating to Chinese-made wallboard installed in homes primarily in the southeastern United States during 2006 and 2007. The plaintiffs in these lawsuits, most of whom are homeowners, seek damages associated with the removal and replacement of the Chinese-made wallboard which they claim emits elevated levels of sulfur gases causing a bad smell and corrosion of metal surfaces. Most of the lawsuits against L&W Supply Corporation are part of the multi-district class action litigation titled In re Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047, pending in New Orleans, Louisiana.
The vast majority of the claims against L&W Supply Corporation relate to wallboard we delivered that was manufactured by Knauf Plasterboard (Tianjin) Co., or Knauf Tianjin, an affiliate of a multi-national manufacturer of building materials that also beneficially owns approximately 14% of USG's outstanding shares of common stock. We have reached settlement agreements with Knauf and the plaintiffs in the multi-district class action litigation that cap our responsibility for all claims against us for homes to which we delivered Knauf Tianjin wallboard. We are also subject to a small number of similar claims that relate to Chinese-made wallboard that was not manufactured by Knauf. Those claims are not encompassed within our settlement with Knauf or the multi-district class action settlement.

As of June 30, 2013, we have an accrual of $7 million for our estimated cost of resolving all Chinese wallboard property damage claims pending against us and expected to be asserted in the future, and, based on the terms of our settlement with Knauf, we have a related receivable of $2 million recorded as an offset to the accrual. Our accrual does not take into account litigation costs, which are expensed as incurred, or any set-off for potential insurance recoveries. Based on the information available to us to date regarding the number and type of pending claims, estimates of likely future claims, and the estimated costs of resolving those claims, we believe that we have appropriately accrued for our exposure related to the Chinese wallboard claims, and we believe that these claims and other similar claims that might be asserted will not have a material effect on our results of operations, financial position or cash flows.
WALLBOARD PRICING CLASS ACTION LAWSUITS
Beginning December 2012, USG Corporation and United States Gypsum Company were named as defendants in putative class action lawsuits alleging that since at least September 2011, U.S. wallboard manufacturers conspired to fix and raise the price of gypsum wallboard sold in the United States and to effectuate the alleged conspiracy by ending the practice of providing job quotes on wallboard. These lawsuits are consolidated for pretrial proceedings in multi-district litigation in the United States District Court for the Eastern District of Pennsylvania, under the title In re: Domestic Drywall Antitrust Litigation, MDL No. 2437. Two consolidated complaints have been filed. One group of plaintiffs purports to represent a class of entities that purchased gypsum wallboard in the United States directly from any of the defendants or their affiliates from January 1, 2012 to the present. On behalf of this alleged direct purchaser class, the plaintiffs seek unspecified monetary damages, tripled under the antitrust laws, as well as pre-judgment interest, post-judgment interest and attorneys' fees. The second group of plaintiffs purports to bring their claims and seek damages on behalf of indirect purchasers of gypsum wallboard. These indirect purchaser plaintiffs seek to certify a separate class of persons or entities who from January 1, 2012 through the present indirectly purchased wallboard in the United States from the defendants or their affiliates for end use and not for resale. These wallboard pricing class action lawsuits are in a preliminary stage. However, based on the information known to us, we believe these lawsuits will not have a material effect on our results of operations, financial position or cash flows.
ENVIRONMENTAL LITIGATION
We have been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States. As a potentially responsible party, we may be responsible to pay for some part of the cleanup of hazardous waste at those sites. In most of these sites, our involvement is expected to be minimal. In addition, we are involved in environmental cleanups of other property that we own or owned. As of June 30, 2013, we have an accrual of $16 million for our probable and reasonably estimable liability in connection with these matters. Our accruals take into account all known or estimated undiscounted costs associated with these sites, including site investigations and feasibility costs, site cleanup and remediation, certain legal costs, and fines and penalties, if any. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. Based on the information known to us, we believe these environmental matters will not have a material effect on our results of operations, financial position or cash flows.
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
Overview
SEGMENTS
We are a leading manufacturer and distributor of building materials. We produce a wide range of products for use in new residential, new nonresidential, and residential and nonresidential repair and remodel construction as well as products used in certain industrial processes. We estimate that during the first six months of 2013

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
Geographic Information: For the first six months of 2013, approximately 80% of our net sales were attributable to the United States, Canada accounted for approximately 11% of our net sales and other foreign countries accounted for the remaining 9%.

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
For the new residential construction market, housing starts are a very good indicator of demand for our gypsum products. Installation of our gypsum products typically follows the start of construction by one to two months. In June 2013, the seasonally-adjusted annualized rate of housing starts was reported by the U.S. Census Bureau to have decreased to 836,000 units, compared to 928,000 units reported for May 2013 and 852,000 units reported for April 2013. In comparison, the June 2012 seasonally-adjusted annualized rate of housing starts was 757,000 units. Industry analysts believe that the level of new home construction will increase as the recovery in new residential construction continues, although the recovery over the next few years may be uneven and modest, and that over the longer term housing starts will begin to approach historical averages. However, the rate of recovery still remains uncertain and will depend on broader economic issues such as employment, foreclosures, house price trends, availability of mortgage financing, interest rates, income tax policy and consumer confidence. Industry analysts’ forecasts for housing starts in the United States in 2013 are for a range of from 900,000 to 1,100,000 units. We currently estimate that 2013 housing starts in the U.S. will be near the lower end of that range.
Demand for our products from new nonresidential construction is determined by floor space for which contracts are signed. Installation of gypsum and ceilings products typically follows signing of construction contracts by about 12 to 18 months. According to McGraw-Hill Construction's most recent construction market forecast, total floor space for which new nonresidential construction contracts were signed in the United States increased 7% in 2012 compared with 2011. This followed a 3% increase in 2011 compared with 2010 and a 13% decrease in 2010 compared with 2009. McGraw-Hill Construction forecasts that total floor space for which new nonresidential construction contracts in the United States are signed will increase approximately 8% in 2013 from the 2012 level.
The repair and remodel market includes renovation of both residential and nonresidential buildings. As a result of the low levels of new home construction in recent years, this market currently accounts for the largest portion of our sales. Many buyers begin to remodel an existing home within two years of purchase. According to the National Association of Realtors, sales of existing homes in the United States increased to approximately 4.66 million units in 2012, the highest level in five years, reflecting a 9.4% increase from the 2011 level of 4.26 million units. The seasonally adjusted annual rate of existing home sales was 5.08 million units in June 2013. This was 1.2% lower than the May 2013 rate of 5.14 million units, but 15.2% higher than the June 2012 rate of 4.41 million units. The generally rising levels of existing home sales and home resale values in 2012, and continuing into 2013, have contributed to an increase in demand for our products from the residential repair and remodel market. Nonresidential repair and remodel activity is driven by factors including lease turnover rates, discretionary business investment, job growth and governmental building-related expenditures. We currently estimate that overall repair and remodel spending in 2013 will be approximately 2% above the 2012 level. However, the recovery in the repair and remodel market also depends on broader economic issues such as employment, foreclosures, house price trends, availability of financing, interest rates and consumer confidence.
We expect improvement during the year in the construction industries in our largest international markets, primarily Canada and Mexico. Emerging markets also provide opportunities for our operations to serve the increased demand for products in these regions, although the rate of growth in certain emerging markets has slowed.
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

Industry shipments of gypsum board in the United States (including gypsum wallboard, other gypsum-related paneling products and imports), as reported by the Gypsum Association, were an estimated 9.48 billion square feet in the first six months of 2013, up approximately 6% compared with 8.92 billion square feet in the first six months of 2012. We estimate that industry shipments in the United States for all of 2013 will be approximately 19.6 billion square feet, up approximately 2% from 19.3 billion square feet in 2012.
U.S. Gypsum shipped 2.39 billion square feet of SHEETROCK® brand gypsum wallboard in the first six months of 2013, a 4% increase from 2.31 billion square feet in the first six months of 2012. This increase was lower than the industry increase primarily due to seasonality in the retail channel where we have a larger market share. U.S. Gypsum’s share of the gypsum board market in the United States (which includes for comparability its shipments of SHEETROCK® brand gypsum wallboard, FIBEROCK® brand gypsum fiber panels and SECUROCK® brand glass mat sheathing), based on industry shipments as reported by the Gypsum Association, was approximately 26% in the second quarter of 2013 and 27% in the first six months of 2013, compared to 27% in the second quarter and first six months of 2012, and 27% in the first quarter of 2013.
There is significant excess wallboard production capacity industry-wide in the United States. Industry capacity in the United States was approximately 32.7 billion square feet as of January 1, 2013. We estimate that the industry capacity utilization rate was approximately 58% during the first six months of 2013 compared to 55% during the first six months of 2012, and 63% in the fourth quarter of 2012. Based on current industry trends and forecasts, demand for gypsum wallboard is expected to increase in 2013, but the magnitude of any increase will be dependent primarily on the levels of housing starts and repair and remodel activity. We project that the industry capacity utilization rate will increase slightly in 2013. Effective January 1, 2013, we implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.

Consolidated Results of Operations

(dollars in millions, except per-share data)	2013	2012	$ Favorable (Unfavorable)	% Favorable (Unfavorable)
Three months ended June 30:
Net sales	$916	$798	$118	15%
Cost of products sold	765	696	(69)	(10)%
Gross profit	151	102	49	48%
Selling and administrative expenses	76	74	(2)	(3)%
Restructuring and long-lived asset impairment charges	1	—	(1)	*
Operating profit	74	28	46	164%
Interest expense	50	52	2	4%
Interest income	(1)	(1)	—	—%
Loss on extinguishment of debt	—	41	41	(100)%
Other income, net	(2)	(2)	—	—%
Income (loss) from continuing operations before income taxes	27	(62)	89	*
Income tax expense (benefit)	2	(3)	(5)	*
Income (loss) from continuing operations	25	(59)	84	*
Income from discontinued operations, net of tax	—	2	(2)	(100)%
Net income (loss)	$25	$(57)	$82	*
Diluted earnings (loss) per share	$0.22	$(0.53)	$0.75	*

Six months ended June 30:
Net sales	$1,730	$1,581	$149	9%
Cost of products sold	1,455	1,377	(78)	(6)%
Gross profit	275	204	71	35%
Selling and administrative expenses	149	150	1	1%
Restructuring and long-lived asset impairment charges	3	2	(1)	(50)%
Operating profit	123	52	71	137%
Interest expense	100	104	4	4%
Interest income	(2)	(2)	—	—%
Loss on extinguishment of debt	—	41	41	(100)%
Other income, net	(1)	(1)	—	—%
Income (loss) from continuing operations before income taxes	26	(90)	(116)	(129)%
Income tax benefit	(1)	(2)	(1)	(50)%
Income (loss) from continuing operations	27	(88)	115	*
Income from discontinued operations, net of tax	—	4	(4)	(100)%
Net income (loss)	$27	$(84)	$111	*
Diluted earnings (loss) per share	$0.24	$(0.79)	$1.03	*

*not meaningful
NET SALES
Consolidated net sales in the second quarter of 2013 increased $118 million, or 15%, compared with the second quarter of 2012, reflecting higher sales for all of our segments. Net sales increased 21%, 6% and 9% for our North American Gypsum, Worldwide Ceilings and Building Products Distribution segments, respectively. The higher levels of net sales for all of our segments primarily reflected higher selling prices, and, to a lesser extent, higher sales volumes.
Consolidated net sales for the first six months of 2013 increased $149 million, or 9%, compared with the first six months of 2012, also reflecting higher sales for all of our segments. Net sales increased 13%, 3% and 7% for our North American Gypsum, Worldwide Ceilings and Building Products Distribution segments, respectively. The higher levels of net sales for all of our segments primarily reflected higher selling prices and, for our North American Gypsum and Building Products Distribution segments, higher sales volumes.

GROSS PROFIT
Gross profit for the second quarter of 2013 increased $49 million, or 48%, compared with the second quarter of 2012. Gross profit as a percentage of net sales was 16.5% for the second quarter of 2013 compared with 12.8% for the second quarter of 2012. This gross profit improvement was primarily attributable to the higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard and increased volume.
Gross profit for the first six months of 2013 increased $71 million, or 35%, compared with the first six months of 2012. Gross profit as a percentage of net sales was 15.9% for the first six months of 2013 compared with 12.9% for the first six months of 2012. This gross profit improvement was primarily attributable to the higher selling prices for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard.
SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses totaled $76 million in the second quarter of 2013 up from $74 million in the second quarter of 2012. The higher level of selling and administrative expenses in 2013 primarily reflected an increase in employee compensation and benefits, travel and marketing expenses. As a percentage of net sales, selling and administrative expenses were 8.3% for the second quarter of 2013, compared to 9.3% for the second quarter of 2012, primarily driven by the benefit of higher net sales partially offset by the increased expenses described above.
Selling and administrative expenses totaled $149 million in the first six months of 2013 compared to $150 million in the first six months of 2012. The lower level of selling and administrative expenses in 2013 primarily reflected lower incentive compensation expense generally offset by higher employee compensation and benefits, travel and marketing expenses. As a percentage of net sales, selling and administrative expenses were 8.6% for the first six months of 2013, compared to 9.5% for the first six months of 2012, primarily driven by the benefit of both higher net sales and, to a lesser extent, lower expenses as described above.
INTEREST EXPENSE
Interest expense was $50 million in the second quarter of 2013, down $2 million, or 4%, from the second quarter of 2012. Interest expense was $100 million in the first six months of 2013, down $4 million, or 4%, from the first six months of 2012. These decreases primarily reflect the favorable impact of our second quarter 2012 refinancing that included the issuance of 7.875% senior notes due 2020, the proceeds of which were used to fund a portion of the repurchase of our 9.75% senior notes due 2014.
INCOME TAX EXPENSE (BENEFIT)
Income tax expense was $2 million in the second quarter of 2013 compared to a tax benefit of $3 million in the second quarter of 2012. Our effective tax rate was 7.4% in the second quarter of 2013 compared to 4.8% in the second quarter of 2012. In both quarters, our effective tax rates primarily reflect income tax expense for certain foreign, state and local jurisdictions. Since recording a valuation allowance against our federal and most of our state deferred tax assets in 2009, we do not record a tax expense or benefit from our income or losses in most domestic jurisdictions. In addition, during the second quarter of 2012, we recorded a noncash income tax benefit of $4 million resulting from the requirement to consider all items (including items recorded in other comprehensive income) in determining the amount of income tax benefit that results from a loss from continuing operations.  This income tax benefit was offset by income tax expense on other comprehensive income.
Income tax benefit was $1 million in the first six months of 2013 compared to $2 million in the first six months of 2012. Our effective tax rate for the first six months of 2013 was a negative 3.8% as we recorded a benefit of $1 million on pre-tax income of $26 million. During the first quarter of 2013, we recorded an income tax benefit of $3 million which primarily related to the release of the valuation allowance against a portion of our alternative minimum tax, or AMT, credits. This change in the realizability of those credits was due to the enactment of the American Taxpayer Relief Act of 2012.
The income tax benefit of $2 million for the first six months of 2012, which equated to an effective tax rate of 2.2%, included a $4 million noncash income tax benefit resulting from the requirement to consider all items (including items recorded in accumulated other comprehensive income) in determining the amount of income tax expense (benefit) that results from a loss from continuing operations. This income tax benefit was offset by income tax expense on other comprehensive income. Also included in the income tax benefit for the first six months of 2012 was $2 million of income tax expense for certain foreign, state and local jurisdictions.

Segment Results of Operations
NORTH AMERICAN GYPSUM
Net sales and operating profit (loss) for the businesses comprising our North American Gypsum segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013(a)	2012(b)	$	%	2013(a)	2012(b)	$	%
Net Sales:
U. S. Gypsum	$446	$368	$78	21%	$848	$749	$99	13%
CGC (gypsum)	90	83	7	8%	168	167	1	1%
USG Mexico	45	40	5	13%	88	80	8	10%
Other (c)	23	11	12	109%	37	19	18	95%
Eliminations	(31)	(29)	(2)	(7)%	(59)	(56)	(3)	(5)%
Total	$573	$473	$100	21%	$1,082	$959	$123	13%

Operating Profit (Loss):
U. S. Gypsum	$54	$26	$28	108%	$98	$55	$43	78%
CGC (gypsum)	5	2	3	150%	6	5	1	20%
USG Mexico	6	4	2	50%	11	9	2	22%
Other (c)	3	(1)	4	*	(1)	(6)	5	83%
Eliminations	(1)	—	(1)	*	(1)	—	(1)	*
Total	$67	$31	$36	116%	$113	$63	$50	79%

*not meaningful

(a)	Operating profit for 2013 included restructuring charges of $1 million and $2 million for the second quarter and first six months, respectively. These charges related to U.S. Gypsum.

(b)	Operating profit for 2012 included restructuring charges of $1 million and $3 million for the second quarter and first six months, respectively. These charges related to U.S. Gypsum.

(c)	Includes our mining operation in Little Narrows, Nova Scotia, Canada and our shipping company.
U.S. Gypsum: Net sales in the second quarter of 2013 were $446 million, up $78 million, or 21%, compared with the second quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $45 million, or 30%, reflecting a 16% increase in average gypsum wallboard selling prices, which favorably affected sales by $27 million, and a 12% increase in gypsum wallboard shipments, which increased sales by $18 million. Net sales of products other than SHEETROCK® brand gypsum wallboard, including freight, were $248 million in the second quarter of 2013, a 15% increase compared to the second quarter of 2012. Net sales of SHEETROCK® brand joint compound increased $12 million due to a 17% increase in volume and a 1% increase in average selling prices. Net sales of DUROCK® brand cement board increased $6 million driven by a 29% increase in volume. Net sales of other products increased an aggregate of $10 million and outbound freight increased $5 million compared with the second quarter of 2012.
Operating profit of $54 million was recorded in the second quarter of 2013 compared with $26 million in the second quarter of 2012. The $28 million increase reflected gross profit improvements of $32 million for SHEETROCK® brand gypsum wallboard, of which $27 million was due to a higher gross margin and $5 million was due to increased shipments. The higher wallboard gross margin was primarily attributable to higher selling prices and, to a lesser extent, increased sales of higher margin SHEETROCK® brand UltraLight Panel products, partially offset by higher per unit manufacturing costs. Gross profit for SHEETROCK® brand joint compound increased $4 million compared to the second quarter of 2012 resulting from higher selling prices and lower per unit manufacturing costs. Gross profit for DUROCK® brand cement board increased by $1 million compared to the second quarter of 2012 due to higher volume partially offset by higher per unit manufacturing costs. These gross profit improvements were partially offset by: (a) a decrease in gross profit for other products of $1 million, (b) an unfavorable variance of $4 million resulting from the change in fair value of natural gas hedge contracts for which we did not elect hedge accounting, driven by a decline in natural gas prices during the quarter, and (c) an increase of $1 million in miscellaneous costs. In addition, operating profit was also $3 million lower compared to the second quarter of 2012 due to a $3 million gain in the prior year period from the sale of surplus assets.

U.S. Gypsum’s shipments of gypsum wallboard increased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to stronger market conditions, including increased demand from independent specialty dealers, as well as a greater improvement in weather conditions from first to second quarter in 2013 as compared to the prior year trend. U.S. Gypsum shipped 1.29 billion square feet of SHEETROCK® brand gypsum wallboard in the second quarter of 2013, a 12% increase from 1.15 billion square feet in the second quarter of 2012. SHEETROCK® Brand UltraLight Panels accounted for 50% of all of U.S. Gypsum’s wallboard shipments during the second quarter of 2013, compared to 44% in the second quarter of 2012 and 51% in the first quarter of 2013. We estimate that capacity utilization rates were approximately 62% for the industry and 55% for U.S. Gypsum during the second quarter of 2013.
Our nationwide average realized selling price for SHEETROCK® brand gypsum wallboard was $153.77 per thousand square feet in the second quarter of 2013, up 16% from $132.09 in the second quarter of 2012 and essentially flat compared to $153.07 in the first quarter of 2013. Effective January 1, 2013, we implemented a price increase for wallboard with the new price being set for all of 2013. However, it is uncertain that we will be able to maintain the increase in our gypsum wallboard selling prices.
Manufacturing costs per unit for U.S. Gypsum’s SHEETROCK® brand gypsum wallboard were essentially flat in the second quarter of 2013 compared with the second quarter of 2012 reflecting the net impact of per unit cost increases of 1% for raw materials and 4% for energy, in addition to higher maintenance expenses, offset by the favorable impact to per unit fixed costs from higher volumes.
CGC (gypsum): Net sales in the second quarter of 2013 were $90 million, an increase of $7 million, or 8%, compared to the second quarter of 2012. Net sales of SHEETROCK® brand gypsum wallboard increased $7 million primarily due to a 15% increase in average selling prices. Net sales of joint treatment products also increased by $1 million. These increases were partially offset by a $1 million unfavorable impact of currency translation. Operating profit in the second quarter of 2013 was $5 million, compared to $2 million for the second quarter of 2012. The improvement was primarily driven by a gross profit increase of $4 million for gypsum wallboard, due to higher selling prices partially offset by an increase in per unit manufacturing costs, and a $1 million gross profit increase for joint treatment products. These increases were partially offset by a $1 million decrease in gross profit for other non-wallboard products and a $1 million increase in miscellaneous costs.
USG Mexico: Net sales for our Mexico-based subsidiary were $45 million in the second quarter of 2013, an increase of 13% from the second quarter of 2012. Sales increases of $1 million for joint treatment products, $1 million for DUROCK® brand cement board, $2 million for drywall steel products and $2 million for other products, were partially offset by a $1 million unfavorable impact of currency translation. Operating profit was $6 million in the second quarter of 2013, an increase of $2 million from the second quarter of 2012, reflecting gross profit increases of $1 million for joint treatment products, $1 million for drywall steel products and $1 million for other products, were offset by an aggregate increase of $1 million for overhead and miscellaneous costs.
Other: Other includes our mining operation in Little Narrows, Nova Scotia, Canada, and our shipping company. Total net sales for these operations for the second quarter of 2013 were $23 million, compared to $11 million in the second quarter of 2012. The increase was primarily related to higher revenue from our shipping company. Operating income was $3 million in the second quarter of 2013 compared to a $1 million loss in the second quarter of 2012. The change was favorably impacted by the higher revenue from our shipping company.

WORLDWIDE CEILINGS
Net sales and operating profit for the businesses comprising our Worldwide Ceilings segment were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013	2012	$	%	2013	2012	$	%
Net Sales:
USG Interiors	$120	$113	$7	6%	$235	$232	$3	1%
USG International (a)	36	33	3	9%	70	63	7	11%
CGC (ceilings)	16	16	—	—%	32	34	(2)	(6)%
Eliminations	(13)	(12)	(1)	(8)%	(25)	(25)	—	—%
Total	$159	$150	$9	6%	$312	$304	$8	3%

Operating Profit:
USG Interiors (b)	$22	$17	$5	29%	$45	$40	$5	13%
USG International (a)	1	(1)	2	*	2	(1)	3	*
CGC (ceilings)	3	3	—	—%	6	6	—	—%
Total	$26	$19	$7	37%	$53	$45	$8	18%

*not meaningful
(a) As discussed in Note 2 to our consolidated financial statements, the European business operations sold in 2012 are classified as discontinued operations; therefore, the table above and discussion below exclude the results of the European operations previously included in USG International.
(b) Operating profit for 2012 included restructuring and long-lived asset impairment charges of $1 million and $1 million for the second quarter and first six months, respectively. These charges related to USG Interiors.

USG Interiors: Net sales for our domestic ceilings business in the second quarter of 2013 were $120 million, an increase of $7 million, or 6%, from the second quarter of 2012. Net sales of ceiling grid increased $3 million compared to the second quarter of 2012 reflecting a 7% increase in volume and a 1% increase in selling prices. Net sales of ceiling tile also increased by $3 million, reflecting a 4% increase in volume, which increased sales by $2 million, and a 1% increase in selling prices, which favorably impacted sales by $1 million.
Operating profit was $22 million for the second quarter of 2013, an increase of $5 million from the second quarter of 2012, which primarily reflected the net impact of improved gross margins and higher volume for both ceiling grid and tile. Gross profit for ceiling grid increased $2 million due to an increased gross margin reflecting higher selling prices and lower per unit manufacturing costs. Ceiling grid gross profit was also impacted by the increase in ceiling grid volume, which increased gross profit by $1 million. Higher gross margin for ceiling tile contributed $3 million to ceiling tile gross profit, reflecting higher selling prices and lower per unit manufacturing costs. The lower per unit manufacturing costs were primarily due to lower raw material costs. Ceiling tile gross profit was also impacted by an increase in ceiling tile volume, which increased gross profit by $1 million. Operating profit increased $1 million due to lower restructuring costs compared to the prior year period, but was offset by $3 million due to environmental charges accrued in the second quarter of 2013.
USG International:  Net sales for USG International were $36 million in the second quarter of 2013, up $3 million compared to the second quarter of 2012 primarily reflecting increased sales of joint treatment, ceiling tile and grid in Latin America and ceiling tile in the Asia-Pacific region. Operating profit of $1 million in the second quarter of 2013 increased $2 million compared to the second quarter of 2012 due primarily to increased gross profit for gypsum wallboard, gypsum fiber panels and ceiling grid in Latin America.
CGC (ceilings):  Net sales of $16 million for the second quarter of 2013 were flat compared to the second quarter of 2012. Operating profit of $3 million was also unchanged, reflecting the net impact of higher gross profit for ceiling grid, driven by higher average selling prices and higher volume, offset by an increase in miscellaneous costs.

BUILDING PRODUCTS DISTRIBUTION
Net sales and operating profit (loss) for our Building Products Distribution segment, which consists of L&W Supply, were as follows:

	Three months ended June 30:				Six months ended June 30:
			Favorable (Unfavorable)				Favorable (Unfavorable)
(millions)	2013	2012(a)	$	%	2013	2012(a)	$	%
Net sales	$319	$293	$26	9%	$600	$563	$37	7%
Operating profit (loss)	1	(7)	8	*	(1)	(13)	12	92%

*not meaningful
(a) The operating losses for the three and six months ended June 30, 2012 included a $2 million reversal of restructuring charges.
L&W Supply’s net sales in the second quarter of 2013 were $319 million, up $26 million or 9%, compared with the second quarter of 2012. Same store net sales for the second quarter of 2013 were up 13% compared with the second quarter of 2012. Net sales of gypsum wallboard increased $18 million, or 20%, reflecting 18% higher average gypsum wallboard selling prices, which favorably affected sales by $16 million, and a 3% increase in gypsum wallboard volume, which favorably affected sales by $2 million. Net sales for construction metal products increased $2 million and net sales for ceiling products declined $5 million. Net sales of all other products increased $11 million, or 15%.
Operating profit of $1 million was earned in the second quarter of 2013 compared with an operating loss of $7 million in the second quarter of 2012. The $8 million improvement in operating results was attributable to increased gross profit of $5 million for gypsum wallboard and $5 million for other non-wallboard products, partially offset by the absence of a $2 million favorable adjustment to the restructuring accrual in the prior year period. The gross profit improvement for gypsum wallboard reflected a 21% increase in gross margin and, to a lesser extent, the favorable impact of rebates.
L&W Supply served its customers from 142 distribution branches in the United States as of June 30, 2013, compared to 154 distribution branches as of June 30, 2012, and 142 distribution branches as of December 31, 2012.
CORPORATE
The operating loss for Corporate increased to $19 million in the second quarter of 2013 compared with $17 million in the second quarter of 2012 primarily due to costs related to an enterprise-wide initiative to improve back office efficiency.

Liquidity and Capital Resources
As of June 30, 2013, we had $554 million of cash and cash equivalents and marketable securities compared with $677 million as of December 31, 2012. Our total liquidity as of June 30, 2013 was $846 million, including $292 million of borrowing availability under our credit facilities in the United States, Canada and Oman.
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
Total debt, consisting of senior notes, convertible senior notes, industrial revenue bonds, and outstanding borrowings under our ship mortgage facility and our Oman joint ventures' credit facilities amounted to $2.312 billion ($2.328 billion in aggregate principal amount less $16 million of unamortized original issue discount) as of June 30, 2013 and $2.309 billion ($2.327 billion in aggregate principal amount less $18 million of unamortized original issue discount) as of December 31, 2012. As of June 30, 2013 and during the six months then ended, there were no borrowings under our U.S. or Canadian revolving credit facilities and $3 million of borrowings outstanding under the credit facilities of our joint ventures in Oman. See Note 7 to our consolidated financial statements for additional information about our debt.
Our U.S. credit facility is guaranteed by our significant domestic subsidiaries and secured by their and USG’s trade receivables and inventory. It matures in December 2015 and allows for revolving loans and letters of credit (up to $250 million) in an aggregate principal amount not to exceed the lesser of (a) $400 million or (b) a borrowing base determined by reference to the trade receivables and inventory of USG and its significant domestic subsidiaries. The maximum allowable borrowings may be increased at our request with the agreement of the lenders providing increased or new lending commitments, provided that the maximum allowable borrowings after giving effect to the increase may not exceed $600 million. Availability under the credit facility will increase or decrease depending on changes to the borrowing base over time.
The facility contains a single financial covenant that would require us to maintain a minimum fixed charge coverage ratio of 1.1-to-1.0 if and for so long as the excess of the borrowing base over the outstanding borrowings under the credit agreement is less than the greater of (a) $40 million and (b) 15% of the lesser of (i) the aggregate revolving commitments at such time and (ii) the borrowing base at such time. As of June 30, 2013, our fixed charge coverage ratio was 1.04-to-1.0. Because we do not currently satisfy the required fixed charge coverage ratio, we must maintain borrowing availability of at least $53 million under the credit facility. Taking into account the most recent borrowing base calculation, borrowings available under the credit facility were approximately $221 million.
The maximum amount available for borrowing under CGC’s credit facility is Can. $40 million, all of which is available for borrowing. The U.S. dollar equivalent of borrowings available under CGC’s credit facility as of June 30, 2013 was $38 million. The maximum amount available for borrowing under the credit facilities of our consolidated joint ventures in Oman is $36 million, of which $33 million was available for term loan borrowings as of June 30, 2013.
Our undistributed foreign earnings as of June 30, 2013 are considered permanently reinvested. The amount of cash and cash equivalents held by our foreign subsidiaries was $190 million as of June 30, 2013. Any repatriation of these funds to the U.S. would have an immaterial impact on our current tax rate due to our substantial net operating loss, or NOL, carryforwards and related valuation allowance.

CASH FLOWS
The following table presents a summary of our cash flows:

	Six months ended June 30,
(millions)	2013	2012
Net cash provided by (used for):
Operating activities - Continuing operations	$(45)	$(17)
Investing activities - Continuing operations	(75)	96
Financing activities - Continuing operations	(3)	(41)
Effect of exchange rate changes on cash	(7)	2
Net (decrease) increase in cash and cash equivalents	$(130)	$40
Operating Activities: The higher use of cash for operating activities for the first six months of 2013 compared to the first six months of 2012 primarily reflected (a) $52 million of higher cash outflows for accounts payable and accrued expenses, which includes the payments for annual customer sales incentives and our management incentive programs during the first half of 2013, (b) $20 million of higher cash outflows for accounts receivable which primarily represents a greater increase in sales in June 2013 from December 2012 relative to the comparable prior year increase and (c) $18 million of higher cash outflows for inventories primarily driven by a higher inventory build during the first six months of 2013 for the anticipated increase in demand, partially offset by a net favorable variation of $76 million in income from continuing operations and the adjustments to reconcile income from continuing operations to net cash.
As of June 30, 2013, working capital (current assets less current liabilities) amounted to $811 million, and the ratio of current assets to current liabilities was 2.66-to-1. As of December 31, 2012, working capital amounted to $776 million, and the ratio of current assets to current liabilities was 2.41-to-1.
Investing Activities: Net cash used in investing activities during the first six months of 2013 was $75 million compared to net cash provided by investing activities of $96 million during the first six months of 2012. The variation was primarily driven by (1) a net cash outflow in 2013 of $7 million from the purchases of marketable securities, net of sales or maturities, compared with a net cash inflow in 2012 of $157 million for sales or maturities of marketable securities, net of purchases, (2) $18 million of higher capital expenditures in 2013, and (3) $14 million of lower proceeds from asset dispositions, partially offset by the absence of restricted cash deposits in the current year period compared to $16 million in the prior year. Capital spending amounted to $46 million in the first six months of 2013 compared with $28 million in the first six months of 2012.
Approved capital expenditures for the replacement, modernization and expansion of operations totaled $328 million as of June 30, 2013 compared with $320 million as of December 31, 2012. Approved expenditures as of June 30, 2013 included $209 million for construction of a new, low-cost gypsum wallboard plant in Stockton, California. Commencement of construction of this facility has been delayed with the actual timing dependent on market conditions. Its cost will be reassessed when construction is considered ready to commence.
Financing Activities: The variation between the first six months of 2013 and the first six months of 2012 is due to the net cash flow impact of our refinancing in April 2012.

LIQUIDITY OUTLOOK
In the first six months of 2013, our investing cash outflows included $17 million for the acquisition of mining rights and $46 million of capital expenditures, of which $11 million was spent by our Oman consolidated joint ventures. In total for 2013, we plan to spend approximately $165 million on capital spending and investments in and loans to joint ventures. This amount includes $110 million of capital expenditures and an additional $55 million consisting of the capital spending made by our Oman consolidated subsidiaries, our acquisition of mining rights and our investments in and loans to joint ventures. We expect to fund these expenditures with cash from operations or cash on hand, and, if determined to be appropriate and they are available, borrowings under our revolving credit facilities and the credit facilities of our joint ventures in Oman. Interest payments are expected to decrease to approximately $194 million in 2013 compared with $200 million in 2012 due to a lower average level of debt outstanding and a reduced average interest rate on our debt.
We believe that cash on hand, including cash equivalents and marketable securities, cash available from future operations and our credit facilities will provide sufficient liquidity to fund our operations for at least the next 12 months. Cash requirements include, among other things, capital expenditures, working capital needs, employee retirement plans funding, debt amortization and other contractual obligations. Additionally, we may consider select strategic transactions and alliances that we believe create value, including mergers and acquisitions, joint ventures, partnerships or other business combinations, restructurings and dispositions. Transactions of these types, if any, may result in material cash expenditures or proceeds.
Realization of Deferred Tax Asset
As of June 30, 2013, we had federal NOL carryforwards of approximately $2.079 billion that are available to offset future federal taxable income and will expire in the years 2026 through 2033. In addition, as of that date, we had federal AMT credit carryforwards of approximately $45 million that are available to reduce future regular federal income taxes over an indefinite period.
As of June 30, 2013, we had a gross deferred tax asset related to our state NOLs and tax credit carryforwards of $276 million, of which $1 million will expire in 2013. The remainder will expire if unused in years 2014 through 2033. We also had NOL and tax credit carryforwards in various foreign jurisdictions in the amount of $1 million as of June 30, 2013, against which we have maintained a valuation allowance.
For the three months ended June 30, 2013, we decreased our valuation allowance by $16 million which resulted in a deferred tax asset valuation allowance of $1.105 billion as of June 30, 2013. Recording this allowance will have no impact on our ability to utilize our U.S. federal and state NOL and tax credit carryforwards to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. In future periods, the valuation allowance can be reversed based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
See Note 17 to the consolidated financial statements for additional information regarding income tax matters.
Legal Contingencies
We are named as defendants in litigation arising from our operations, including claims and lawsuits arising from the operation of our vehicles and claims arising from product warranties, workplace or job site injuries, and general commercial disputes. This litigation includes multiple lawsuits, including class actions, relating to Chinese-manufactured drywall distributed by L&W Supply in the southeastern United States in 2006 and 2007. In addition, USG Corporation and United States Gypsum Company have been named as defendants in class action lawsuits alleging that U.S. wallboard manufacturers conspired to fix the price of wallboard sold in the United States.
We have also been notified by state and federal environmental protection agencies of possible involvement as one of numerous “potentially responsible parties” in a number of Superfund sites in the United States.
We believe that we have appropriately accrued for our potential liability in connection with these matters, taking into account the probability of liability, whether our exposure can be reasonably estimated and, if so, our estimate of our liability or the range of our liability. However, we continue to review these accruals as additional information becomes available and revise them as appropriate. We do not expect these matters involving USG to have a material effect upon our results of operations, financial position or cash flows. See Note 18 to the consolidated financial statements for additional information regarding litigation matters.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 15, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivative instruments to manage certain commodity price and foreign currency exposures. We do not use derivative instruments for speculative trading purposes, and we typically do not hedge beyond two years. See Note 8 to the consolidated financial statements for additional information regarding our financial exposures.
COMMODITY PRICE RISK
We use natural gas swaps and options contracts to manage our exposure to fluctuations in commodity prices associated with anticipated purchases of natural gas. Currently, a significant portion of our anticipated purchases of natural gas for 2013 is hedged as well as a portion of our anticipated purchases for 2014. The aggregate notional amount of these hedge contracts in place as of June 30, 2013 was 19 million mmBTUs. We review our positions regularly and make adjustments as market and business conditions warrant. The fair value of these contracts was an immaterial unrealized loss as of June 30, 2013. A sensitivity analysis was prepared to estimate the potential change in the fair value of our natural gas hedge contracts assuming a hypothetical 10% change in market prices. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our natural gas hedge contracts as of June 30, 2013 was $4 million. This analysis does not consider the underlying exposure.
FOREIGN CURRENCY EXCHANGE RISK
We have foreign exchange forward contracts to hedge forecasted purchases of products and services denominated in foreign currencies. The notional amount of these contracts was $42 million as of June 30, 2013, and they mature by December 31, 2013. The fair value of these contracts was a $3 million unrealized gain as of June 30, 2013.
A sensitivity analysis was prepared to estimate the potential change in the fair value of our foreign exchange forward contracts assuming a hypothetical 10% change in foreign exchange rates. Based on the results of this analysis, which may differ from actual results, the potential change in the fair value of our foreign exchange forward contracts as of June 30, 2013 was $4 million. This analysis does not consider the underlying exposure.
INTEREST RATE RISK
As of June 30, 2013, most of our outstanding debt was fixed-rate debt. A sensitivity analysis was prepared to estimate the potential change in interest expense assuming a hypothetical 100-basis-point increase in interest rates.  Based on the results of this analysis, which may differ from actual results, the potential change in interest expense would be immaterial.
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
There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Note 18 to the consolidated financial statements for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Pursuant to our Deferred Compensation Program for Non-Employee Directors, two of our non-employee directors deferred their quarterly retainer for service as a director that was payable on June 30, 2013 into a total of approximately 1,999 deferred stock units. These units will increase or decrease in value in direct proportion to the market value of our common stock and will be paid in cash or shares of common stock, at the director’s option, following termination of service as a director. The issuance of these deferred stock units was effected through a private placement under Section 4(2) of the Securities Act of 1933, as amended, and was exempt from registration under Section 5 of that Act.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K promulgated by the SEC is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS

3.1	Amendment to Restated Certificate of Incorporation of USG (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 10, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012, (2) the consolidated statements of comprehensive income for the three months and six months ended June 30, 2013 and 2012, (3) the consolidated balance sheets as of June 30, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USG CORPORATION
	By	/s/ James S. Metcalf
James S. Metcalf,
Chairman, President and Chief Executive Officer

	By	/s/ Matthew F. Hilzinger
Matthew F. Hilzinger,
Executive Vice President and Chief Financial Officer

July 25, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amendment to Restated Certificate of Incorporation of USG (incorporated by reference to Exhibit 3.1 to USG Corporation's Current Report on Form 8-K dated May 10, 2013)

31.1	Rule 13a-14(a) Certifications of USG Corporation’s Chief Executive Officer *

31.2	Rule 13a-14(a) Certifications of USG Corporation’s Chief Financial Officer *

32.1	Section 1350 Certifications of USG Corporation’s Chief Executive Officer *

32.2	Section 1350 Certifications of USG Corporation’s Chief Financial Officer *

95	Mine Safety Disclosures *

101
The following financial information from USG Corporation’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012, (2) the consolidated statements of comprehensive income for the three months and six months ended June 30, 2013 and 2012, (3) the consolidated balance sheets as of June 30, 2013 and December 31, 2012, (4) the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and (5) notes to the consolidated financial statements. *

*	Filed or furnished herewith